Form 10-Q
period 2014-09-30
Upland Software, Inc.
filed 2014-12-22
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-36720

UPLAND SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

State of Delaware	27-2992077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Congress Avenue, Suite 1850 Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (512) 960-1010
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of December 19, 2014 was 15,208,862.

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,190	$4,703
Accounts receivable, net of allowance of $605 and $454 for September 30, 2014 and December 31, 2013, respectively	14,493	11,026
Prepaid and other	5,875	2,562
Total current assets	23,558	18,291
Canadian tax credits receivable	3,193	3,583
Property and equipment, net	3,874	3,942
Intangible assets, net	30,631	34,747
Goodwill	33,137	33,630
Other assets	592	654
Total assets	$94,985	$94,847
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$4,814	$1,280
Accrued expenses and other	7,694	5,379
Deferred revenue	20,169	16,620
Due to seller	834	1,033
Current maturities of notes payable	27,116	5,245
Total current liabilities	60,627	29,557
Commitments and contingencies (Note 9)
Canadian tax credit liability to sellers	1,957	2,595
Notes payable, less current maturities	500	23,438
Deferred revenue	129	416
Noncurrent deferred tax liability, net	2,578	3,084
Other long-term liabilities	1,907	1,101
Total liabilities	67,698	60,191
Redeemable convertible preferred stock, $0.0001 par value; 9,300,342 shares authorized:
Series A: 2,990,703 shares designated; 2,821,181 shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013; aggregate liquidation preference of $17.2 million at December 31, 2013	17,147	17,118
Series B: 1,767,912 shares designated; 1,701,909 shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013; aggregate liquidation preference of $10.4 million at December 31, 2013	10,370	10,367
Series B-1: 983,767 shares designated; 237,740 shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013; aggregate liquidation preference of $1.5 million at December 31, 2013	1,376	1,076
Series B-2: 1,639,613 shares designated; 155,598 shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013; aggregate liquidation preference of $0.9 million at December 31, 2013	949	949
Series C: 1,918,347 shares designated; 1,918,048 shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013; aggregate liquidation preference of $21.1 million at December 31, 2013	22,217	21,028
Total redeemable convertible preferred stock	52,059	50,538
Stockholders’ deficit:
Common stock, $0.0001 par value; 13,989,998 shares authorized: 3,949,216 and 1,851,319 shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013, respectively	2	—
Additional paid-in capital	8,980	—
Accumulated other comprehensive loss	(1,201)	(773)
Accumulated deficit	(32,553)	(15,109)
Total stockholders’ deficit	(24,772)	(15,882)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$94,985	$94,847
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Subscription and support	$12,368	$7,731	$35,910	$21,913
Perpetual license	850	647	1,947	1,135
Total product revenue	13,218	8,378	37,857	23,048
Professional services	3,057	2,014	10,242	6,011
Total revenue	16,275	10,392	48,099	29,059
Cost of revenue:
Subscription and support	3,488	2,087	10,092	5,358
Professional services	2,305	1,400	7,042	4,255
Total cost of revenue	5,793	3,487	17,134	9,613
Gross profit	10,482	6,905	30,965	19,446
Operating expenses:
Sales and marketing	3,767	2,726	10,918	7,129
Research and development	3,793	2,730	22,186	7,136
Refundable Canadian tax credits	(138)	(144)	(412)	(440)
General and administrative	3,555	1,662	9,231	4,582
Depreciation and amortization	1,067	688	3,188	2,935
Acquisition-related expenses	108	22	629	550
Total operating expenses	12,152	7,684	45,740	21,892
Loss from operations	(1,670)	(779)	(14,775)	(2,446)
Other expense:
Interest expense, net	(397)	(434)	(1,231)	(981)
Other income (expense), net	60	49	(308)	122
Total other expense	(337)	(385)	(1,539)	(859)
Loss before provision for income taxes	(2,007)	(1,164)	(16,314)	(3,305)
Provision for income taxes	(438)	(69)	(1,128)	(202)
Loss from continuing operations	(2,445)	(1,233)	(17,442)	(3,507)
Loss from discontinued operations	—	(195)	—	(511)
Net loss	$(2,445)	$(1,428)	$(17,442)	$(4,018)
Preferred stock dividends and accretion	(445)	(11)	(1,320)	(33)
Net loss attributable to common shareholders	$(2,890)	$(1,439)	$(18,762)	$(4,051)
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(0.80)	$(1.01)	$(5.60)	$(3.16)
Income (loss) from discontinued operations per common share, basic and diluted	$—	$(0.16)	$—	$(0.46)
Net loss per common share, basic and diluted	$(0.80)	$(1.17)	$(5.60)	$(3.62)
Weighted-average common shares outstanding, basic and diluted	3,610,459	1,232,626	3,350,786	1,118,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(2,445)	$(1,428)	$(17,442)	$(4,018)
Foreign currency translation adjustment	(502)	222	(426)	(306)
Comprehensive loss	$(2,947)	$(1,206)	$(17,868)	$(4,324)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(17,442)	$(4,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,463	4,351
Deferred income taxes	52	(747)
Non-cash interest and other expense	519	138
Non-cash stock compensation expense	617	374
Stock-based compensation—related party vendor	11,220	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	(3,487)	3,090
Prepaids and other	(3,643)	(1,280)
Accounts payable	3,545	(490)
Accrued expenses and other liabilities	250	482
Deferred revenue	3,574	(2,065)
Net cash provided by (used in) operating activities	668	(165)
Investing activities
Purchase of property and equipment	(544)	(117)
Purchase business combinations, net of cash acquired	—	(10,344)
Net cash used in investing activities	(544)	(10,461)
Financing activities
Payments on capital leases	(384)	(247)
Proceeds from notes payable	2,700	26,338
Payments on notes payable	(3,753)	(16,546)
Series C redeemable preferred stock issuance costs	(97)	—
Net cash provided by (used in) financing activities	(1,534)	9,545
Effect of exchange rate fluctuations on cash	(103)	(174)
Change in cash and cash equivalents	(1,513)	(1,255)
Cash and cash equivalents, beginning of period	4,703	3,892
Cash and cash equivalents, end of period	$3,190	$2,637
Supplemental disclosures of cash flow information
Cash paid for interest	$1,035	$838
Cash paid for taxes	$34	$2
Noncash investing and financing activities
Notes payable issued to sellers in business combination	$—	$3,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Organization and Nature of Operations
Upland Software, Inc. (“Upland” or the “Company”) is a leading provider of cloud-based enterprise work management software. Upland’s software applications help organizations better optimize the allocation and utilization of their people, time and money. Upland provides a family of cloud-based enterprise work management software applications for the information technology, marketing, finance, professional services and process excellence functions within organizations. Upland’s software applications address a broad range of enterprise work management needs, from strategic planning to task execution.
2. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Unaudited Interim Financial Information
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other period.
There have been no significant changes in our critical accounting policies during the three and nine months ended September 30, 2014, as compared to the critical accounting policies as set forth in the prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on November 6, 2014.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include allowance for doubtful accounts, stock-based compensation, warrant liabilities, acquired intangible assets, the useful lives of intangible assets and property and equipment, and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits and liquid investments with original maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

Accounts Receivable and Allowance for Doubtful Accounts
The Company extends credit to the majority of its customers. Issuance of credit is based on ongoing credit evaluations by the Company of customers’ financial condition and generally requires no collateral. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Invoices generally require payment within 30 days from the invoice date. The Company generally does not charge interest on past due payments, although the Company's contracts with its customers usually allow it to do so.
The Company maintains an allowance for doubtful accounts to reserve for potential uncollectible receivables. The allowance is based upon the creditworthiness of the Company’s customers, the customers’ historical payment experience, the age of the receivables and current market conditions. Provisions for potentially uncollectible accounts are recorded in sales and marketing expenses. The Company writes off accounts receivable balances to the allowance for doubtful accounts when it becomes likely that they will not be collected.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues in the nine months ended September 30, 2014 or 2013, or more than 10% of accounts receivable as of September 30, 2014 or December 31, 2013.
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over each asset’s useful life. Leasehold improvements are amortized over the shorter of the lease term of the estimated useful lives of the related assets. Upon retirement or disposal, the cost of each asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs, maintenance, and minor replacements are expensed as incurred. The estimated useful lives of property and equipment are as follows:

Computer hardware and equipment	3 - 5 years
Purchased software and licenses	3 - 5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or lease term
Goodwill and Other Intangibles
Goodwill arises from business combinations and is measured as the excess of the cost of the business acquired over the sum of the acquisition-date fair value of tangible and identifiable intangible assets acquired, less any liabilities assumed.
Goodwill is evaluated for impairment annually or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The events and circumstances considered by the Company include the business climate, legal factors, operating performance indicators and competition.
The Company evaluates the recoverability of goodwill using a two-step impairment process tested at the reporting unit level. The Company has one reporting unit for goodwill impairment purposes. In the first step, the fair value of the reporting unit is compared to the book value, including goodwill. In the case that the fair value is less than the

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

book value, a second step is performed that compares the implied fair value of goodwill to the book value of goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities, excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statement of operations. No goodwill impairment charges were recorded during the nine months ended September 30, 2014 and 2013.
Identifiable intangible assets consist of customer relationships, marketing-related intangible assets and developed technology. Intangible assets with definite lives are amortized over their estimated useful lives on a straight-line basis. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of intangible assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable. The Company evaluates the recoverability of intangible assets by comparing their carrying amounts to the future net undiscounted cash flows expected to be generated by the intangible assets. If such intangible assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the intangible assets exceeds the fair value of the assets.
The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. The Company determined there was an impairment of the PowerSteering trade name of $1.1 million during 2013. There were no such impairments during 2014.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine whether impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or net realizable value. No indicators of impairment were identified during the nine months ended September 30, 2014 or 2013.
Software Development Costs
Software development costs are expensed as incurred until the point the Company establishes technological feasibility. Technology feasibility is established upon the completion of a working model. Costs incurred by the Company between establishment of technological feasability and the point at which the product is ready for general release are capitalized, subject to their recoverability, and amortized over the economic life of the related products. Because the Company believes its current process for developing its software products essentially results in the completion of a working product concurrent with the establishment of technological feasibility, no software development costs have been capitalized to date.
Canadian Tax Credits
Canadian tax credits related to current expenses are accounted for as a reduction of the research and development costs. Such credits relate to the Company's operations in Canada are not dependent upon taxable income. Credits are accrued in the year in which the research and development costs or the capital expenditures are incurred, provided the Company is reasonably certain that the credits will be received. The government credit must be examined and approved by the tax authorities, and it is possible that the amounts granted will differ from the amounts recorded.

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

Deferred Financing Costs
The Company capitalizes underwriting, legal, and other direct costs incurred related to the issuance of debt, which are recorded as deferred charges and amortized to interest expense over the term of the related debt using the effective interest rate method. Upon the extinguishment of the related debt, any unamortized capitalized deferred financing costs are recorded to interest expense. In 2013, the Company wrote off approximately $164,000 of deferred financing costs in connection with the refinancing of its debt facility.
Deferred Costs Related to IPO
As of September 30, 2014, we had incurred approximately $3.0 million in offering expenses related to our initial public offering (IPO) as discussed in Note 18. We capitalized such costs in other current assets and netted these costs against the proceeds received from the IPO, which were received on November 12, 2014.
Fair Value of Financial Instruments
The Company accounts for financial instruments in accordance with the authoritative guidance on fair value measurements and disclosures for financial assets and liabilities. This guidance defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The guidance also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
These tiers include Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, and accounts payable, long–term debt and warrant liabilities. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value, primarily due to short maturities. The carrying values of the Company’s debt instruments approximated their fair value based on rates currently available to the Company. The carrying values of warrant liabilities are marked to the market at each reporting period.
Revenue Recognition
The Company derives revenue from product revenue, consisting of subscription, support and perpetual licenses, and professional services revenues. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery of the product or services has occurred, no Company obligations with regard to implementation considered essential to the functionality remain, the fee is fixed or determinable and collectability is probable.
Subscription and Support Revenue
The Company derives subscription revenues by providing its software-as-a-service solution to customers in which the customer does not have the right to take possession of the software, but can use the software for the contracted term. The Company accounts for these arrangements as service contracts. Subscription and support revenues are recognized on a straight-line basis over the term of the contractual arrangement, typically one to three years. Amounts that have been invoiced and that are due are recorded in deferred revenue or revenue, depending on when the criteria for revenue recognition are met.
The Company may provide hosting services to customers who purchased a perpetual license. Such hosting services are recognized ratably over the applicable term of the arrangement. These hosting arrangements are typically for a period of one to three years.

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

Software maintenance agreements provide technical support and the right to unspecified upgrades on an if-and-when-available basis. Revenue from maintenance agreements is recognized ratably over the life of the related agreement, which is typically one year.
Perpetual License Revenue
The Company also records revenue from the sales of proprietary software products under perpetual licenses. For license agreements in which customer acceptance is a condition to earning the license fees, revenue is not recognized until acceptance occurs. The Company’s products do not require significant customization. Revenue on arrangements with customers who are not the ultimate users (primarily resellers) is not recognized until the product is delivered to the end user. Perpetual licenses are sold along with software maintenance and, sometimes, hosting agreements. When vendor specific objective evidence (VSOE) of fair value exists for the software maintenance and hosting agreement, the perpetual license is recognized under the residual method whereby the fair value of the undelivered software maintenance and hosting agreement is deferred and the remaining contract value is recognized immediately for the delivered perpetual license. When VSOE of fair value does not exist for the either the software maintenance or hosting agreement, the entire contract value is recognized ratably over the underlying software maintenance and/or hosting period.
Professional Services Revenue
Professional services provided with perpetual licenses consist of implementation fees, data extraction, configuration, and training. The Company’s implementation and configuration services do not involve significant customization of the software and are not considered essential to the functionality. Revenues from professional services are recognized as such services are provided when VSOE of fair value exists for such services and all undelivered elements such as software maintenance and/or hosting agreements. VSOE of fair value for services is based upon the price charged when these services are sold separately, and is typically an hourly rate. When VSOE of fair value does not exist for software maintenance and/or hosting agreements, revenues from professional services are recognized ratably over the underlying software maintenance and/or hosting period.
Professional services, when sold with the subscription arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value for each deliverable. When accounted for separately, revenues are recognized as the services are rendered for time and material contracts. For those arrangements where the elements do not qualify as a separate unit of accounting, the Company recognizes professional services ratably over the contractual life of the related application subscription arrangement. Currently, all professional services are accounted for separately as all have value to the customer on a standalone basis.
Multiple Element Arrangements
The Company enters into arrangements with multiple-element that generally include subscriptions and implementation and other professional services.
For multiple-element arrangements, arrangement consideration is allocated to deliverables based on their relative selling price. In order to treat deliverables in a multiple-element arrangement as separate units of accounting, the elements must have standalone value upon delivery. If the elements have standalone value upon delivery, each element must be accounted for separately. The Company’s subscription services have standalone value as such services are often sold separately. In determining whether implementation and other professional services have standalone value apart from the subscription services, the Company considers various factors including the availability of the services from other vendors. The Company has concluded that the implementation services included in multiple-element arrangements have standalone value. As a result, when implementation and other professional services are sold in a multiple-element arrangement, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The selling price for a element is based on its VSOE of selling price, if available, third-party evidence of selling price, or TPE, if VSOE is not available or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. The Company has not established VSOE

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

for its subscription services due to lack of pricing consistency, the introduction of new services and other factors. The Company has determined that TPE is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. Accordingly, the Company uses BESP to determine the relative selling price.
The Company determined BESP by considering its overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the Company’s discounting practices, the size and volume of its transactions, customer characteristics, price lists, go-to-market strategy, historical standalone sales and agreement prices. As the Company’s go-to-market strategies evolve, it may modify its pricing practices in the future, which could result in changes in relative selling prices, and include both VSOE and BESP.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Cost of Revenue
Cost of revenue primarily consists of salaries and related expenses (e.g. bonuses, employee benefits, and payroll taxes) for personnel directly involved in the delivery of services and products directly to customers. Cost of revenue also includes the amortization of acquired technology.
Redeemable Preferred Stock Warrant Liability
Warrants to purchase the Company's redeemable preferred stock are classified as liabilities in the accompanying balance sheet and are recorded at fair value. The warrants are marked to market each reporting period, with the change in fair value recorded as a gain (loss) in the accompanying consolidated statement of operations.
Advertising Costs
Advertising costs are expensed in the period incurred. Advertising costs were not significant for the nine months ended September 30, 2014 and 2013. Advertising costs are recorded in sales and marketing expenses in the accompanying consolidated statement of operations.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in the period that includes the enactment date. A valuation allowance is established against the deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized.
The Company accounts for uncertainty of income taxes based on a “more likely than not” threshold for the recognition and derecognition of tax positions, which includes the accounting for interest and penalties.
Stock-Based Compensation
Stock options awarded to employees and directors are measured at fair value at each grant date. The Company accounts for stock-based compensation in accordance with authoritative accounting principles which require all share-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on their estimated fair value. Compensation expense is determined under the fair value method using the Black--Scholes option pricing model and recognized ratably over the period the awards vest. The

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

Black-Scholes option pricing model used to compute share-based compensation expense requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term of each stock option, and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in the financial statements. The following table summarizes the weighted-average grant-date fair value of options granted in 2014 and the assumptions used to develop their fair values. There were no options granted during the nine months ended September 30, 2013.

Nine Months Ended September 30, 2014
Weighted average grant-date fair value of options	$3.76
Expected volatility	54.1% - 55.2%
Risk-free interest rate	1.6% - 1.9%
Expected life in years	6.29
Dividend yield	—
The Company estimates the fair value of options granted using the Black-Scholes options pricing model. As there was no public market for its common stock, the Company estimates the volatility of its common stock based on the volatility of publicly traded shares of comparable companies' common stock. The Company's decision to use the volatility of comparable stock was based upon the Company's assessment that this information is more representative of future stock price trends than the Company's historical volatility. the Company estimates the expected term using the simplified method, which calculates the expected term as the midpoint between the vesting date and the contractual termination date of each award. The dividend yield assumption is based on historical and expected future dividend payouts. The risk-free interest rate is based on observed market interest rates appropriate for the term of each options.
Comprehensive Loss
The Company utilizes the guidance in Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss comprises net loss and cumulative foreign currency translation adjustments. The accumulated comprehensive loss as of September 30, 2014 and December 31, 2013 was due to foreign currency translation adjustments.
Foreign Currency Transactions
Certain transactions are denominated in a currency other than the Company's functional currency, and the Company generates certain assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. At each balance sheet date, the Company adjusts the assets and liabilities to reflect the current exchange rate, resulting in a translation gain or loss. Transaction gains and losses are also realized upon a settlement of a foreign currency transaction in determining net loss for the period in which the transaction is settled. Foreign currency transaction gains and losses were not material for the nine months ended September 30, 2014 and 2013.
Basic and Diluted Net Loss per Common Share
The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of the Company’s Series A, B, B-1, B-2 and C preferred stock are entitled, on a pari passu basis, to receive dividends

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

when, as, and if declared by the board of directors, prior and in preference to any declaration or payment of any dividend on the common stock until such time as the total dividends paid on each share of Series A, B, B-1, B-2 and C preferred stock is equal to the original issue price of the shares. As a result, all series of the Company’s preferred stock are considered participating securities.
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches as its diluted net income per share during the period. Due to net losses for the nine months ended September 30, 2014 and 2013, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.
Recent Accounting Pronouncements
In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. The Company has not selected a transition method and is currently evaluating the impact of the provisions of ASC 606.
In August 2014, the FASB issued FASB ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.
3. Acquisitions
On May 16, 2013, the Company acquired 100% of the outstanding capital of FileBound Solutions, Inc. and Marex Group, Inc. (together FileBound) for total purchase consideration of $14,650,000, which includes cash at closing of $182,000, notes payable to the seller of $3,500,000 (at present rate) and 106,572 shares of the Company’s series B-1 preferred stock with a fair value of $624,000. FileBound provides cloud-based enterprise content management software products that enable customers to automate document-based workflows and control access and distribution of their content to boost productivity, encourage collaboration and improve compliance. Revenues recorded since the acquisition date for the year ended December 31, 2013 were approximately $4,959,000.

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

On November 7, 2013, the Company acquired 100% of the outstanding interest of ComSci, LLC. (ComSci) for total purchase consideration of $7,568,000, which includes cash at closing of $104,000, 155,599 shares of the Company’s common stock, 155,598 shares of the company’s B-2 preferred stock with a fair value of $949,000, and $750,000 to be paid in November 2014. ComSci provides cloud-based financial management software products that enable organizations to have visibility into the cost, quality, and value of internal services delivered within their organizations. Revenues recorded since the acquisition date for the year ended December 31, 2013 were approximately $937,000.
On December 23, 2013, the Company acquired 100% of the outstanding capital of Clickability, Inc. (Clickability) for total purchase consideration of $12,281,000. Clickability provides cloud-based enterprise content management software products that are used by enterprise marketers and media companies to create, maintain and deliver web sites that shape visitor experiences and empower nontechnical staff to create, manage, publish, analyze and refine content and social media assets without IT intervention. For accounting purposes, the acquisition of Clickability was recorded on December 31, 2013 and, accordingly, the operations of Clickability had no impact on the Company’s statement of operations. The operations of Clickability from December 23, 2013 to December 31, 2013 were not material.
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of the acquisitions are included in the Company’s consolidated results of operations beginning with the date of the acquisition.
The following condensed table presents the acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions (in thousands):

	FileBound	ComSci	Clickability
Cash	$182	$104	$—
Accounts receivable	1,940	951	1,773
Other current assets	153	47	297
Property and equipment	927	61	1,519
Customer relationships	3,600	2,000	4,400
Trade name	320	180	250
Technology	2,040	810	2,500
Goodwill	7,188	3,851	3,401
Other assets	21	8	—
Total assets acquired	16,371	8,012	14,140
Accounts payable	113	260	154
Accrued expense and other	266	106	100
Deferred revenue	1,342	78	1,605
Total liabilities assumed	1,721	444	1,859
Total consideration	$14,650	$7,568	$12,281
Tangible assets were valued at their respective carrying amounts, which approximates their estimated fair value. The valuation of identifiable intangible assets reflects management’s estimates based on, among other factors, use of established valuation methods. Customer relationships were valued using an income approach, which estimates fair value based on the earnings and cash flow capacity of the subject asset. The value of the marketing-related intangibles was determined using a relief-from-royalty method, which estimates fair value based on the value the owner of the asset receives from not having to pay a royalty to use the asset. Developed technology was valued using a cost-to-recreate approach.

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

Goodwill for FileBound and ComSci is deductible for tax purposes.
4. Fair Value Measurements
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. GAAP sets forth a three–tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are Level 1, defined as observable inputs, such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions. At September 30, 2014 and December 31, 2013, assets and liabilities measured at fair value on a recurring basis were not significant.
Changes to the fair value of assets and liabilities are recorded to other income (expense), net. Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:	$—	$—	$—	$—
Liabilities:
Warrant liabilities	$—	$—	$525	$525

	Fair Value Measurements at September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:	$—	$—	$—	$—
Liabilities:
Warrant liabilities	$—	$—	$831	$831
The following table presents additional information about fixed maturity securities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

Ending balance at December 31, 2012	$—
Issuance of preferred stock warrants	158
Change in fair value of preferred stock warrants	367
Ending balance at December 31, 2013	$525
Change in fair value of preferred stock warrants	306
Ending balance at September 30, 2014	$831
The fair value of warrants to purchase convertible preferred stock was determined using Black-Scholes option pricing model. The valuation of the warrant liability is discussed in Note 13 Preferred Stock Warrants.

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

5. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the nine months ended September 30, 2014 are summarized in the table below (in thousands):

Balance at December 31, 2013	$33,630
Finalization of 2013 business combination	(82)
Foreign currency translation adjustment	(411)
Balance at September 30, 2014	$33,137
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2013:
Customer relationships	10	$26,799	$3,244	$23,555
Trade name	3	2,598	1,422	1,176
Developed technology	4-7	11,825	1,809	10,016
Total intangible assets		$41,222	$6,475	$34,747

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2014:
Customer relationships	10	$26,513	$5,181	$21,332
Trade name	1-3	2,591	1,875	716
Developed technology	4-7	11,722	3,139	8,583
Total intangible assets		$40,826	$10,195	$30,631
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. In 2013, management changed its intention to use the PowerSteering trade name on a Company-wide basis and, accordingly, changed the useful life of such trade name from indefinite to a definite life of three years. As a result, the Company recorded an amortization charge of $1,060,000 in 2013 related to the PowerSteering trade name. Management has determined there have been no other indicators of impairment or change in the useful life during the three and nine months ended September 30, 2014 and 2013. Total amortization expense was $3.8 million and $3.5 million during the nine months ended September 30, 2014 and 2013, respectively.
Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

Amortization Expense
Year ending December 31:
Remainder of 2014	$1,279
2015	4,895
2016	4,678
2017	4,471
2018 and thereafter	15,308
Total	$30,631
6. Income Taxes
The Company’s income tax provision for the three and nine months ended September 30, 2014 and 2013 reflects our estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are reevaluated each quarter based on our estimated tax expense for the full year. The effective income tax rate for the three and nine months ended September 30, 2014 was (21.9)% and (6.9)%, respectively. The effective income tax rate for the three and nine months ended September 30, 2013 was (5.9)% and (6.1)%, respectively. The tax provision for the three and nine months ended September 30, 2014 and 2013 is primarily related to foreign income taxes associated with our Canadian operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis.The Company has historically incurred operating losses in the United States and, given our cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at September 30, 2014 and 2013.
The Company has not taken any uncertain tax positions impacting current or deferred taxes. Federal, state, and foreign income tax returns have been filed in jurisdictions with varying statutes of limitations. Varying among the separate companies, tax years 1998 through 2013 remain subject to examination by federal and most state tax authorities due to our net operating loss carryforwards. In the foreign jurisdictions, tax years 2008 through 2013 remain subject to examination.

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

7. Debt
Long-term debt consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Senior secured notes (less discount of $87 at September 30, 2014 and $123 at December 31, 2013)	$17,858	$20,678
Revolving credit facility	4,767	3,067
Seller notes due 2014 (less discount of $9 at September 30, 2014 and $62 at December 31, 2013, respectively)	1,491	1,438
Seller notes due 2015	3,000	3,000
Seller notes due 2016	500	500
	27,616	28,683
Less current maturities	(27,116)	(5,245)
Total long-term debt	$500	$23,438
Loan and Security Agreements
U.S. Loan Agreement
On March 5, 2012, the Company entered into a loan and security agreement with Comerica Bank (as amended, the U.S. Loan Agreement). The U.S. Loan Agreement provides the Company and certain of its subsidiaries, as co-borrowers, a secured accounts receivable revolving loan facility of up to $5.0 million and a secured term loan facility of up to $19.5 million, for a total loan facility of up to $24.5 million. As of December 31, 2013, the Company had $2.1 million outstanding as revolving loans and $19.1 million as term loans under the U.S. Loan Agreement. As of September 30, 2014, the Company had $4.8 million outstanding as revolving loans and $17.1 million as term loans under the U.S. Loan Agreement.
Revolving loans and term loans bear interest at a floating rate equal to Comerica Bank’s prime rate plus 1.75% (5% at December 31, 2013). Interest on the revolving loans and the term loans is due and payable monthly. Revolving loans may be borrowed, repaid and reborrowed until April 11, 2015, when all outstanding revolving loan amounts must be repaid. Term loan advances may be requested until April 11, 2014. From November 1, 2013 to March 1, 2014, an amount equal to 5% of the principal outstanding on all term loan advances on October 2, 2013 is payable in monthly installments during such period. Between April 1, 2014 and March 1, 2015 an amount equal to 15% of the principal outstanding on all term loan advances on April 11, 2014 is payable in monthly installments during such period. From April 1, 2015 to March 1, 2016 an amount equal to 25% of the principal outstanding on all term loan advances on April 11, 2014 is payable in monthly installments during such period. From April 1, 2016 to March 1, 2017, an amount equal to 25% of the principal outstanding on all term loan advances on April 11, 2014 is payable in monthly installments on the first day of each month during such period. From April 1, 2017 to March 1, 2018, an amount equal to 30% of principal outstanding on all term loan advances on April 11, 2014 is payable in monthly installments during such period. All outstanding principal and interest under the term loan facility must be repaid on April 11, 2018. The revolving loan facility and the term loan facility may be prepaid prior to their respective termination dates without penalty or premium. Starting June 1, 2015, the Company and the other borrowers may be required to begin prepaying certain term loan advances with a percentage of our excess cash flow, if any.
The Company’s obligations and the obligations of the other borrowers under the loan facility are secured by a security interest on substantially all of the Company’s assets and the other borrowers’ assets, including intellectual property. The Company’s other and future subsidiaries may also be required to become co-borrowers or guarantors under the loan facility and grant a security interest on their assets in connection therewith.
The U.S. Loan Agreement contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company and the other borrowers must also comply with a minimum cash financial covenant, minimum fixed charge ratio financial covenant, maximum indebtedness to adjusted EBITDA financial covenant, and minimum EBITDA financial covenant. The Company was in compliance with all financial covenants as of December 31, 2013.
The U.S. Loan Agreement also contains customary events of default including, among others, payment defaults, breaches of covenants defaults, material adverse change defaults, bankruptcy and insolvency event defaults, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties defaults. Upon an event of default, Comerica Bank may declare all or a portion of the outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the loan facility and any related guaranty, including a requirement that any guarantor pay all of the outstanding obligations under its guaranty and a right by Comerica Bank to exercise remedies under any security agreement related to such guaranty. During the existence of an event of default, interest on the obligations could be increased by 5%.
At September 30, 2014, the Company would have been in violation of certain financial covenants under the U.S. Loan Agreement and Canadian Loan Agreement (defined below). However, the Company obtained a waiver of compliance with such financial covenants from Comerica Bank through March 31, 2015. Since the waiver does not extend more than one year beyond September 30, 2014, the Company has classified all of the balances outstanding under the U.S. Loan Agreement and Canadian Loan Agreement as a current liability on its balance sheet as of September 30, 2014. The Company is in current discussions and negotiations with Comerica Bank to amend the terms of its existing debt agreements, including the financial covenants, to more appropriately align with the Company’s current financial requirements. If the Company is unable to amend its existing debt agreements, management intends to repay a portion of the outstanding indebtedness that will allow the Company to remain in compliance with its current financial covenants.
In connection with the entry into the U.S. Loan Agreement in March 2012, the Company granted a warrant to purchase 19,675 shares of the Company’s Series B preferred stock at $1.00 per share. The warrant is exercisable for 10 years. The fair value of the warrant was not significant as of the date of issuance. In connection with the amendment of U.S. Loan Agreement in December 2012, the Company granted a warrant to purchase 6,558 shares of the Company’s Series B preferred stock at $1.00 per share. The warrant is exercisable for 10 years. The fair value of the warrant was not significant as of the date of issuance. In connection with the amendment of the U.S. Loan Agreement in April 2013, the Company granted a warrant to purchase 37,164 shares of the Company’s Series B preferred stock at $1.00 per share which replaced the aforementioned warrant to purchase 6,558 shares of the Company’s Series B Preferred Stock. The warrant is exercisable for 10 years. The fair value of the warrant at the time of issuance was determined to be $158,000. The Company recorded a debt discount in the amount of $158,000 which is being accreted as interest expense over the term of the underlying note using the interest method.
Canadian Loan Agreement
On February 10, 2012, Tenrox Inc., a Canadian corporation and the Company’s wholly-owned subsidiary (the Canadian Subsidiary), entered into a loan and security agreement with Comerica Bank (as amended, the Canadian Loan Agreement). The Canadian Loan Agreement provides a secured accounts receivable revolving loan facility of up to $3.0 million and a secured term loan facility of up to $2.5 million, for a total loan facility of up to $5.5 million. As of December 31, 2013, the Canadian Subsidiary had $1.0 million outstanding as revolving loans and $1.7 million as term loans under the Canadian Loan Agreement. As of September 30, 2014, the Company had no outstanding revolving loans and $0.7 million as term loans the Canadian Loan Agreement.
Revolving loans and term loans bear interest at a floating rate equal to Comerica Bank’s prime rate plus 1.75%. Interest on the revolving loans and the term loans is due and payable monthly. Revolving loans may be borrowed, repaid and reborrowed until April 11, 2015, when all outstanding revolving loan amounts must be repaid. Principal on the term loan advance is payable in 24 equal monthly installments beginning on May 1, 2013 and continuing each month until paid in full. All outstanding principal and interest under the term loan facility must be repaid on

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

April 11, 2015. The revolving loan facility and the term loan facility may be prepaid prior to their respective termination dates without penalty or premium.
The Canadian Subsidiary’s obligations under the loan facility are secured by a security interest on substantially all of its assets, including its intellectual property. Additionally, we and certain of our domestic subsidiaries provided guarantees of the loan facility secured by substantially all of our and such subsidiaries’ assets, including intellectual property. Furthermore, our other and future subsidiaries may be required to become co-borrowers or guarantors under the loan facility and grant a security interest on its assets in connection therewith.
The Canadian Loan Agreement and the security agreements contain customary affirmative covenants and customary negative covenants limiting our ability, the Canadian Subsidiary’s ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Canadian Subsidiary must also comply with a minimum cash financial covenant, minimum fixed charge ratio financial covenant, maximum indebtedness to adjusted EBITDA financial covenant and minimum EBITDA financial covenant.
The Canadian Loan Agreement and the security agreements also contain customary events of default including, among others, payment defaults, breaches of covenants defaults, material adverse change defaults, bankruptcy and insolvency event defaults, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties defaults. Upon an event of default, Comerica Bank may declare all or a portion of the Canadian Subsidiary’s outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the loan facility, including a requirement that any guarantor pay all of the outstanding obligations under their respective guaranty and a right by Comerica Bank to exercise remedies under any security agreement related to such guaranty. During the existence of an event of default, interest on the obligations could be increased by 5.0%.
At September 30, 2014, the Company would have been in violation of certain financial covenants under the U.S. Loan Agreement and Canadian Loan Agreement. However, the Company obtained a waiver of compliance with such financial covenants from Comerica Bank through March 31, 2015. Since the waiver does not extend more than one year beyond September 30, 2014, the Company has classified all of the balances outstanding under the U.S. Loan Agreement and Canadian Loan Agreement as a current liability on its balance sheet as of September 30, 2014. The Company is in current discussions and negotiations with Comerica Bank to amend the terms of its existing debt agreements, including the financial covenants, to more appropriately align with the Company’s current financial requirements. If the Company is unable to amend its existing debt agreements, management intends to repay a portion of the outstanding indebtedness that will allow the Company to remain in compliance with its current financial covenants.
In connection with the entry into the Canadian Loan Agreement in February 2012, the Company granted Comerica Bank a warrant to purchase 19,675 shares of the Company’s Series A preferred stock at $6.10 per share. The warrant is exercisable for 10 years. The fair value of the warrant was not significant as of the date of issuance.
Seller Notes
In May 2013, the Company issued seller notes payable in connection with the acquisition of FileBound. The notes have an aggregate principal amount of $3.5 million with 5% stated interest. $3.0 million of the notes are due in May 2015 and $500,000 of the notes are due in May 2016.
Debt Maturities
The Company believes the carrying value of its long-term debt at December 31, 2013 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.
Future debt maturities of long-term debt at September 30, 2014 are as follows (in thousands):

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

Year ending December 31:
Remaining 2014	$2,498
2015	12,298
2016	5,071
2017	5,256
2018	2,589
Thereafter	—
Total	$27,712
Convertible Promissory Notes
In October 2013, the Company issued $4.9 million of promissory notes to investors bearing interest at 5% per annum with a maturity date of October 2014. Such promissory notes are automatically converted into shares of preferred stock upon the occurrence of a qualified financing. The conversion price for the shares of preferred stock is 80% of the price paid by other investors in the qualified financing. Such conversion price represents a beneficial conversion feature in the amount of $1.2 million which was recorded as interest expense. In December 2013, all of the promissory notes were converted into shares of Series C preferred stock.
8. Net Loss Per Common Share
The following table sets for the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerators:
Loss from continuing operations attributable to common stockholders	$(2,445)	$(1,233)	$(17,442)	$(3,507)
Income (loss) from discontinued operations attributable to common stockholders	—	(195)	—	(511)
Preferred stock dividends and accretion	(445)	(11)	(1,320)	(33)
Net loss attributable to common stockholders	$(2,890)	$(1,439)	$(18,762)	$(4,051)
Denominator:
Weighted–average common shares outstanding, basic and diluted	3,610,459	1,232,626	3,350,786	1,118,813
Loss from continuing operations per share, basic and diluted	$(0.80)	$(1.01)	$(5.60)	$(3.16)
Loss from discontinued operations per share, basic and diluted	$—	$(0.16)	$—	$(0.46)
Net loss per common share, basic and diluted	$(0.80)	$(1.17)	$(5.60)	$(3.62)

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

Due to the net losses for the three and nine months ended September 30, 2014 and 2013, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents:

	Nine Months Ended September 30,
	2014	2013
Redeemable Convertible preferred stock:
Series A preferred stock	2,821,181	2,821,181
Series B preferred stock	1,701,909	1,701,909
Series B–1 preferred stock	237,740	237,740
Series B–2 preferred stock	155,598	—
Series C preferred stock	1,918,048	—
Stock options	702,849	170,248
Restricted stock	338,773	402,753
Total anti–dilutive common share equivalents	7,876,098	5,333,831
9. Commitments and Contingencies
Operating Leases
The Company leases office space under operating leases that expire between 2014 and 2016. The Company’s corporate office in Austin, Texas, leases additional office space under an operating lease. In addition to the office space we currently occupy, the amended office lease increases rentable square feet from 6,255 to 9,896 to be added to the existing premises. With respect to the expansion space, the Company anticipates making approximately $619 thousand in base rent payments during the term of the amended office lease. The initial term of the amended office lease is five years and will commence upon the occupancy date of the new space, currently expected to be on or about January 2015, and extend through December 2020, subject to change based on the construction schedule. The lease term for the current office space has been extended to end contemporaneously with the end of the initial term for the amended office lease. In connection with the lease term extension in this amendment, the Company anticipates making approximately $1.1 million in additional base rent payments on the existing space.
On September 18, 2014, the Company entered into a sublease which provides for 7,740 square feet of office space. The term of the sublease is 29 months ending May 31, 2017 and the Company anticipates making approximately $861,000 in base rent payments during the term of the sublease.
Capital Leases
In conjunction with the sublease described above, the Company entered into an agreement to purchase certain furniture and fixtures for total consideration of $120,000, payable in twelve consecutive monthly installments of $10,000 commencing in November 2014.
During the third quarter of 2014, the Company entered into nine capital lease agreements for computer equipment. The term of each lease is 48 months and the Company anticipates making approximately $731,000 in payments throughout the lease term. In addition, the Company entered into another capital lease agreement for computer equipment. The term of the lease is 36 months and the Company anticipates making approximately $380,000 in payments throughout the lease term.

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

Purchase Commitments
The Company has an outstanding purchase commitment for software development services pursuant to a technology services agreement in the amount of $2.1 million in 2014. For years after 2014, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2014 total revenues increase by 10% as compared to 2013 total revenues, then the 2015 purchase commitment would increase by approximately 213,000 from the 2014 purchase commitment amount to $2.3 million. A similar 10% increase in 2015 total revenues as compared to 2014 total revenues would increase the 2016 purchase commitment amount from the 2015 purchase commitment amount of $2.3 million by approximately $234,000 to $2.6 million.
Total rent expense for the nine months ended September 30, 2014 and 2013 was approximately $1.1 million and $751,000, respectively. The current and long-term portion of capital lease obligations are recorded in the accrued expenses and other long-term liabilities line items on the balance sheet, respectively. The Company has a letter of credit for an office lease with a bank in the amount of $150,000.
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations of the Company.
10. Property and Equipment, Net
Property and equipment consisted of the following (in thousands) at:

	September 30, 2014	December 31, 2013
Equipment (included equipment under capital lease of $2,666 and $1,640 at September 30, 2014 and December 31, 2013, respectively)	$7,309	$3,498
Furniture and fixtures	350	607
Leasehold improvements	470	2,297
Accumulated depreciation	(4,255)	(2,460)
Property and equipment, net	$3,874	$3,942
Amortization of assets recorded under capital leases is included with depreciation expense. Depreciation and amortization expense on property and equipment was $1.6 million and $575,000 for the nine months ended September 30, 2014 and 2013, respectively. The Company recorded no impairment of property and equipment and recorded no gains or losses on the disposal of property and equipment during the nine months ended September 30, 2014 and 2013.
11. Stockholders' Deficit
Common Stock
In July and October 2010, the Company issued 1,582,635 shares of restricted stock to three stockholders of the Company at $0.0001 per share for aggregate proceeds of $965. In October 2012, the Company issued 113,085 shares of restricted stock to an employee of the Company at $1.22 per share for aggregate proceeds of $138,000. These shares are subject to a repurchase option. If the holder’s status as an employee or service provider to the Company terminates, then the Company shall have the option to repurchase any shares that have not yet been released from the repurchase option at a price per share equal to the original purchase price. Based on the

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

contractual vesting schedules, 626,460 and 240,280 shares remain unvested as of December 31, 2012 and 2013, respectively.
In November 2013, the Company issued 155,599 shares of common stock valued at $275,000 in connection with the acquisition of ComSci.
On September 2, 2014, the Company granted 294,010 shares of restricted stock with a grant-date fair value of $8.73. The restricted stock has restrictions which vest over three years from date of grant for 40,990 shares and over four years from the date of grant for 253,020 shares. The grant-date fair value of the shares is recognized over the requisite vesting period. If vesting periods are not achieved, the shares will be forfeited by the employee.
Stock Options
During 2010, the Company adopted the Upland Software, Inc. 2010 Stock Plan (the Plan). The Plan provides, in part, that incentive and nonstatutory stock options, as defined by the Internal Revenue Code of 1986, to purchase shares of the Company’s common stock and restricted stock may be granted to employees, directors, and consultants.As of December 31, 2013, the Company has 947,367 shares of common stock reserved for issuance under the Plan. Accordingly, the Company has reserved 357,991 shares of common stock to permit exercise of options outstanding in accordance with the terms of the Plan.
Under the Plan, stock options will be issued at an exercise price equal to at least 100% of the fair market value of the Company’s common stock at the option grant date as determined by the Company’s Board of Directors or appointed administrator. The maximum term of these options is ten years, measured from the date of grant. Options under the Plan generally vest over four years. Under certain conditions, vesting is accelerated upon a change in control (as defined in the Plan).
Stock Option Activity
Stock option activity during the nine months ended September 30, 2014 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2013	357,991	$1.40
Options granted	386,797	$7.02
Options exercised	(313)	$1.77
Options forfeited	(41,626)	$3.05
Outstanding at September 30, 2014	702,849	$4.40

Restricted Stock Awards
On September 2, 2014, the Company granted service-based restricted stock for the purchase of 294,010 ordinary shares with a grant-date fair value of $8.73. The restricted stock has restrictions which vest over three years from date of grant for 40,990 shares and over four years from the date of grant for 253,020 shares. The grant date fair value of the shares is recognized over the requisite vesting period. If vesting periods are not achieved, the shares will be forfeited by the employee.
Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories:

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of subscription and support revenue	$8,346	$2,179	$21,322	$6,538
Cost of professional services revenue	4,969	1,893	15,747	5,678
Sales and marketing	9,811	3,740	24,123	11,219
Research and development	16,054	3,115	44,736	9,345
General and administrative	210,562	113,672	510,830	341,017
Total	$249,742	$124,599	$616,758	$373,797
12. Redeemable Convertible Preferred Stock
In 2011, the Company issued 2,652,110 shares of Series A redeemable convertible preferred stock for aggregate proceeds of $16.0 million, net of issuance costs of $199,000.
In January 2012, the Company issued 169,054 shares of Series A redeemable convertible preferred stock for aggregate proceeds of $1.0 million, net of issuance costs of $24,000.
In January 2012, the Company issued 1,701,909 shares of Series B redeemable convertible preferred stock for aggregate proceeds of $10.4 million, net of issuance costs of $22,000.
In November 2012, the Company issued 131,168 shares of Series B-1 redeemable convertible preferred stock valued at $800,000 in connection with the acquisition of EPM Live. Such shares are subject to forfeiture obligations based upon continued employment over a 24-month period. The Company is accounting for such shares as compensation as the shares vest. At September 30, 2014, 131,168 shares remain subject to forfeiture and $48,000 of stock compensation remains unamortized and is expected to be recognized over the next year
In May 2013, the Company issued 106,572 shares of B-1 redeemable convertible preferred stock valued at $624,000 in connection with the acquisition of FileBound.
In November 2013, the Company issued 155,598 shares of Series B-2 redeemable convertible preferred stock valued at $949,000 in connection with the acquisition of ComSci.
In December 2013, the Company issued 1,918,048 shares of Series C redeemable convertible preferred stock for aggregate proceeds of $19.7 million, net of issuance costs of $82,000. The proceeds from the issuance of Series C preferred stock included the conversion of $4.9 million of convertible promissory bridge notes and accrued interest payable.
All of the shares of preferred stock were converted to shares of common stock on a one-to-one basis in connection with the Company's IPO in November 2014.
13. Preferred Stock Warrants
The Company had 19,675 Series A preferred stock warrants and 56,839 Series B redeemable convertible preferred stock warrants outstanding as of December 31, 2013 and September 30, 2014 with an exercise price of $6.10 per share. All of these warrants were issued in connection with the loan agreements described in Note 7.
The fair value of warrants to purchase convertible preferred stock was determined using the Black-Scholes option pricing model. The warrants were converted to warrants to purchase common stock in November 2014.

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

14. Employee Benefit Plans
The Company has established two voluntary defined contribution retirement plans qualifying under Section 401(k) of the Internal Revenue Code. The Company made no contributions to the 401(k) plans for the nine months ended September 30, 2014 and 2013.
15. Discontinued Operations
On November 6, 2013, the Company distributed all of the shares of its Visionael subsidiary to the Company’s stockholders in a spin-off. Since all shares of the subsidiary were distributed in 2013, the Company’s consolidated statements of operations have been presented to show the discontinued operations of the subsidiary separately from continuing operations for all periods presented. Since the transaction was between entities under common control, the distribution of the shares of the subsidiary did not result in a gain or loss on distribution as it was recorded at historical carrying values.
16. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
U.S.	$12,856	$8,199	$37,870	$21,931
Canada	929	673	2,811	2,563
Other International	2,490	1,520	7,418	4,565
Total Revenues	$16,275	$10,392	$48,099	$29,059
17. Related Party Transactions
In 2013, the Company borrowed and repaid monies from and to an investor in the Company pursuant to promissory notes (see Note 7). During the nine months ended September 30, 2014 and 2013, the Company purchased software development services pursuant to a technology services agreement with a company controlled by a non-management investor in the Company in the amount of $1.3 million and $1.6 million, respectively. In January 2014, the Company issued 1,803,574 shares of common stock to this company in connection with the amendment of such technology services agreement and took a noncash charge of $11.2 million recorded in research and development expenses. The Company has an outstanding purchase commitment for additional software development services from this company in 2014 in the amount of $2.1 million. For years after 2014, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2014 total revenues increase by 10% as compared to 2013 total revenues, then the 2015 purchase commitment would increase by approximately 213,000 from the 2014 purchase commitment amount to $2.3 million. A similar 10% increase in 2015 total revenues as compared to 2014 total revenues would increase the 2016 purchase commitment amount from the 2015 purchase commitment amount of $2.3 million by approximately $234,000 to $2.6 million.
When the Company receives requested services as detailed by statements of work pursuant to the software development agreement, it determines whether such software development costs should be capitalized as either internally-used software or software to be sold or otherwise marketed. If such costs are not capitalizable, the

Upland Software, Inc.
Notes to Consolidated Financial Statements (continued)

Company expenses such costs as the services are received. If the Company anticipates that it will not utilize the full amount of the annual minimum fee, the estimated unused portion of the annual minimum fee is expensed at that time.
18. Subsequent Events
The Company has evaluated subsequent events through the date the consolidated financial statements were available for issuance.
On October 9, 2014, the Board approved, and, on October 24, 2014 the Company effected, a 6.099-for-1 reverse stock split of its common and preferred stock. All share and per share information for all periods presented has been adjusted to reflect the effect of such reverse stock split.
On November 12, 2014, the Company completed its IPO of 3,846,154 shares of common stock, at a price of $12.00 per share, before underwriting discounts and commissions. The Company sold all of such shares. The IPO generated net proceeds of approximately $42.9 million, after deducting underwriting discounts and commissions. Expenses incurred by us for the IPO were approximately $3.8 million and will be recorded against the proceeds received from the IPO. With the proceeds, the Company plans to finance growth by investing in or acquiring complementary companies, products, or technologies, expanding its sales team, growing sales of its applications globally, and improving and enhancing its applications.
On November 20, 2014, the Company acquired all outstanding shares of Solution Q, Inc. and its SaaS project and portfolio management application, “Eclipse.” The purchase price consideration paid in the transaction was approximately $5.8 million, and consisted of approximately $3.2 million in cash payable at closing (net of $400,000 of cash acquired), a $900,000 cash holdback payable eighteen (18) months following the closing (subject to indemnification claims), and 150,977 shares of the Company’s common stock.
On December 10, 2014, the Company completed its acquisition of Mobile Commons, Inc. (“Mobile Commons”), a cloud-based mobile messaging software provider, pursuant to an Agreement and Plan of Merger by and among the Company, Mobile Commons and certain other parties thereto, dated December 8, 2014 (the “Merger Agreement”). The purchase price consideration expected to be paid in the transaction is approximately $5.1 million in cash payable at closing (net of $200,000 of cash acquired), $700,000 cash payable to escrow at closing to be held for eighteen (18) months (subject to indemnification claims by the Company), and approximately 386,253 shares of the Company’s common stock (of which approximately 44,192 shares are expected to be held in escrow for eighteen (18) months and subject to indemnification claims by the Company).  The foregoing excludes any potential future earn-out payments tied to performance-based goals, including up to $500,000 worth of unregistered shares of Company common stock, pursuant to the terms of the Merger Agreement.
As discussed in Note 7, the Company is currently in discussions with Comerica Bank to restructure the U.S. Loan Agreement and Canadian Loan Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our financial performance and our ability to achieve or sustain profitability or predict future results;

•	our ability to attract and retain customers;our ability to deliver high-quality customer service;

•	the growth of demand for enterprise work management applications;

•	our ability to effectively manage our growth;

•	our ability to consummate and integrate acquisitions;

•	maintaining our senior management team and key personnel;

•	our ability to maintain and expand our direct sales organization;

•	our ability to obtain financing in the future on acceptable terms or at all;

•	our ability to adapt to changing market conditions and competition;

•	our ability to successfully enter new markets and manage our international expansion;

•	the operation and reliability of our third-party data centers;

•	our ability to adapt to technological change and continue to innovate;

•	economic and financial conditions;

•	our ability to integrate our applications with other software applications;

•	maintaining and expanding our relationships with third parties;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our ability to comply with privacy laws and regulations; and

•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q.
The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from our forward-looking statements, including those factors discussed in Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form

10-Q and other risks and uncertainties detailed in this and our other reports and filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
The continued growth of an information-based economy driven by technological innovation and globalization is causing a fundamental shift in the way work is done. These changes have given rise to a large and growing group of knowledge workers who operate in dynamic work environments as part of geographically dispersed and virtual teams. McKinsey estimates that, as of May 2013, there were more than 200 million knowledge workers globally. We believe that manual processes and legacy on-premise enterprise systems are insufficient to address the needs of the modern work environment. In order for knowledge workers to be successful, they need to interact with intuitive enterprise work systems in a collaborative way, including real-time access at any time, from anywhere and on any device. Today, legacy processes and systems are being disrupted and replaced by cloud-based enterprise work management software that improves visibility, collaboration and productivity.
In response to these changes, we are helping transform how work gets done by providing organizations and their knowledge workers with software applications that better align resources with business objectives and increase visibility, governance, collaboration, quality of customer experience and responsiveness to changes in the business environment. This results in increased work capacity, higher productivity, better execution and greater levels of customer engagement. Our applications are easy-to-use, highly scalable and offer real-time collaboration for knowledge workers distributed on a local or global scale. Our applications address enterprise work challenges in the following categories:

•
Program and Portfolio Management: Enables customers to gain high-level visibility across their organizations and improve top-down governance and management of programs, initiatives, investments and projects.

•	Project Management and Collaboration: Enables customers to improve collaboration and the execution of both projects and unstructured work.

•
Workflow Automation and Enterprise Content Management: Enables customers to automate document-based workflows and control access and distribution of their content to boost productivity, encourage collaboration, improve compliance and enhance and influence customer engagement.

•
Digital Engagement Management: Enables customers to automate the digital provision of personalized content to target audiences via website and mobile devices, providing a timely and highly relevant customer experience.

•
Professional Services Automation: Enables customers to more effectively manage their knowledge workers to better track work, expenses and client billing while improving scheduling, utilization and alignment of human capital.

•
Financial Management. Enables customers to have visibility into the cost, quality and value of internal services delivered within their organizations, which helps improve alignment during planning and budgeting processes, and better assess and validate proposed investments and initiatives of a particular line of business.

We sell our software applications primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition to our direct sales organization, we have an indirect sales organization, which sells to distributors and value-added resellers. We employ a land-and-expand go-to-market strategy. After we demonstrate the value of an initial application to an organization, our sales and account management teams work to expand the adoption of that initial application across the organization, as well as cross-sell additional applications to address other enterprise work management needs of the organization. Our customer success organization supports our direct sales efforts by managing the post-sale customer lifecycle.
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. As of September 30, 2014, we had more than 1,200 customers with over 200,000 users, excluding users under volume-based contracts, across a broad range of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, telecommunications, government, food and beverage, healthcare and life sciences.
We have achieved significant growth since our inception, substantially all of which has been as a result of our acquisition strategy. For the three months ended September 30, 2013 compared to the three months ended September 30, 2014, our subscription and support revenue grew from $7.7 million to $12.4 million, representing a 60% period-over-period growth rate, and our total revenue grew from $10.4 million to $16.3 million, representing a 57% period-over-period growth rate. For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014, our subscription and support revenue grew from $21.9 million to $35.9 million, representing a 64% period-over-period growth rate, and our total revenue grew from $29.1 million to $48.1 million, representing a 66% period-over-period growth rate.
For the three months ended September 30, 2014 and 2013, we recorded Adjusted EBITDA of $0.5 million and $0.5 million, respectively. For the nine months ended September 30, 2014 and 2013, we recorded Adjusted EBITDA of $3.2 million and $2.6 million, respectively. See “Selected Consolidated Financial Data” for additional discussion of Adjusted EBITDA and the reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure.
For the three months ended September 30, 2014 and 2013, we recorded net losses of $2.4 million and $1.4 million, respectively. For the nine months ended September 30, 2014 and 2013, we recorded net losses of $17.4 million and $4.0 million, respectively. We expect to have significant operating expenses in the future to support and grow our business, including expanding the range of integrations between our software and third-party applications and platforms, expanding our direct and indirect sales capabilities, pursuing acquisitions of complementary businesses, investing in our data center infrastructure, research and development and increasing our global presence. Furthermore, we will incur significant expenses as a public company and may encounter unforeseen expenses, complications and other difficulties in growing our business. As a result, we may not be able to achieve or sustain profitability.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the three months ended September 30, 2014 and 2013, our subscription and support revenue accounted for 76% and 74% of our total revenue, respectively. For the nine months ended September 30, 2014 and 2013, our subscription and support revenue accounted for 75% of our total revenue in both periods. Our customer agreements for program and portfolio management, project management and collaboration, and professional services automation typically are sold on a per-seat basis with terms varying from one to three years, paid in advance. Our customer agreements for workflow automation and enterprise content management and financial management historically have been sold on a volume basis with a one-year term, paid in advance. We generally seek to enter into multi-year contracts with our customers when possible. In each case, our customer agreements provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats or total minimum contracted volume a customer is entitled to use as part of its subscription, but these seats or minimum contracted volume may not be fully utilized over the term of the agreement. In addition, where customers exceed the minimum contracted volume, additional overage fees are billed in arrears.

Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the three months ended September 30, 2014 and 2013, our perpetual license revenue accounted for 5% and 6% of our total revenue, respectively. For the nine months ended September 30, 2014 and 2013, our perpetual license revenue accounted for 4% of our total revenue for both periods. We expect perpetual license revenue to decrease as a percentage of revenue in the future. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue.
Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the three months ended September 30, 2014 and 2013, our professional services revenue accounted for 19% of our total revenue in both periods. For the nine months ended September 30, 2014 and 2013, our professional services revenue accounted for 21% of our total revenue in both periods. We expect the proportional revenue contribution of product and professional services revenue to remain relatively constant in future periods.
We sell our software applications primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition to our direct sales organization, we have an indirect sales organization, which sells to distributors and value-added resellers. We employ a land-and-expand go-to-market strategy. After we demonstrate the value of an initial application to an organization, our sales and account management teams work to expand the adoption of that initial application across the organization, as well as cross-sell additional applications to address other enterprise work management needs of the organization. Our customer success organization supports our direct sales efforts and our professional services organization by managing the post-sale customer life cycle. To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses to enhance the features and functionalities of our applications, expand our customer base and provide access to new markets and increased benefits of scale. We will prioritize acquisitions within the enterprise functions we currently serve, including information technology, marketing, finance, professional services and process excellence, as well as pursue acquisitions that serve other enterprise functions. Consistent with our growth strategy, we made six acquisitions in 2012 and 2013.
2012 Acquisitions
PowerSteering. In February 2012, we acquired the business of PowerSteering Software, Inc., or PowerSteering, a provider of cloud-based program and portfolio management software, for $13.0 million. The acquisition of PowerSteering enabled our customers to gain high-level visibility across their organizations and improve top-down governance in management of programs, initiatives, investments and projects.
Tenrox. In February 2012, we acquired the business of Tenrox Inc., or Tenrox, a provider of cloud-based professional services automation software, for $15.3 million. The acquisition of Tenrox provided us with additional access to the professional services market and provided our customers with the ability to more effectively manage their knowledge workers to better track work, expenses and client billing while improving scheduling, utilization and alignment of human capital. In addition, following the Tenrox acquisition, we began selling Timesheet.com, a Tenrox product for professional services automation, as a separate application.
EPM Live. In November 2012, we acquired the business of LMR Solutions, LLC, dba EPM Live, or EPM Live, a provider of cloud-based and perpetual license-based project management and collaboration software, with a combination of cash, seller notes and equity, for total consideration of $7.7 million. The acquisition of EPM Live added a software application focused on improving collaboration and the execution of both projects and unstructured work.
2013 Acquisitions
FileBound. In May 2013, we acquired the businesses of FileBound Solutions, Inc. and Marex Group, Inc., together FileBound, a provider of cloud-based and perpetual license-based workflow automation and enterprise content management software, with a combination of cash, seller notes and equity, for total consideration of $14.7 million. The acquisition of FileBound provided our customers the ability to automate document-based workflows and control access and distribution of their content to boost productivity, encourage collaboration and improve compliance.

ComSci. In November 2013, we acquired the business of ComSci LLC, or ComSci, a provider of cloud-based financial management software, with a combination of cash and equity, for total consideration of $7.6 million, with additional contingent consideration payable if certain performance targets are achieved. The acquisition of ComSci enabled our customers to have visibility into the cost, quality and value of internal services delivered within their organizations.
Clickability. In December 2013, we acquired the business of Clickability, Inc., or Clickability, a cloud-based platform for web content management, for $12.3 million. The acquisition of Clickability provided an enterprise content management software application that is used by enterprise marketers and media companies to create, maintain and deliver websites that shape visitor experiences and empower non-technical staff to create, management, publish, analyze and refine content and social media assets without information technology intervention. For accounting purposes, the acquisition of Clickability was recorded as of December 31, 2013 and, accordingly, the operations of Clickability had no impact on our statement of operations.
Our acquisitions may have a material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenue in the short term, as we seek to integrate our acquired businesses over the following six to 12 months in order to achieve additional operating efficiencies. In addition, as we grow our business, we continue to face many challenges and risks. We might encounter difficulties identifying, acquiring and integrating complementary products, technologies and businesses. Over time, as competition increases we may experience pricing pressure. We also may experience seat downgrades or a reduction in minimum contracted volume that could negatively impact our business. Seat downgrades or reductions in minimum contracted volume could occur for several reasons, including dissatisfaction with our prices or features relative to competitive offerings, reductions in our customers’ spending levels, unused seats or minimum contracted volume or limited adoption by our customers of our applications. Our strategic initiatives will require expenditure of capital and the attention of management, and we may not succeed in executing on our growth plan.
Additionally, while cloud computing and SaaS have begun to transform enterprise work management for many organizations, other organizations, particularly those with legacy on-premise systems, have been slower to adopt cloud-based enterprise work management software applications such as ours. Until such organizations are ready to transition to cloud-based systems, we may face challenges in convincing such organizations to adopt our cloud-based enterprise work management applications or be required to make on-premise systems available instead of our cloud-based systems.
Key Metrics
In addition to the GAAP financial measures described below in “—Components of Operating Results,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Adjusted EBITDA	$546	$491	$3,154	$2,565
Adjusted EBITDA. We monitor our Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss, calculated in accordance with GAAP, plus discontinued operations, depreciation and amortization expense, interest expense, net, other expense (income), net, provision for income taxes, stock-based compensation expense, and acquisition-related expenses.
The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Reconciliation of Net loss to Adjusted EBITDA:
Net Loss	$(2,445)	$(1,428)	$(17,442)	$(4,018)
Net loss from discontinued operations	—	195	—	511
Depreciation and amortization expense	1,858	1,123	5,463	4,087
Interest expense, net	397	434	1,231	981
Other expense (income), net	(60)	(49)	308	(122)
Provision for income taxes	438	69	1,128	202
Stock-based compensation expense	250	125	617	374
Acquisition-related expenses	108	22	629	550
Stock-based compensation expense --- related party vendor	—	—	11,220	—
Adjusted EBITDA	$546	$491	$3,154	$2,565

Total Revenue	$16,275	$10,392	$48,099	$29,059

Adjusted EBITDA margin	3%	5%	7%	9%
We believe that Adjusted EBITDA provides useful information to management, investors and others in understanding and evaluating our operating results for the following reasons:

•
Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;

•
our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, in the preparation of our annual operating budget, as a measure of our operating performance, to assess the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance because Adjusted EBITDA eliminates the impact of items that we do not consider indicative of our core operating performance;

•
Adjusted EBITDA provides more consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our operations and also facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
we anticipate that, after consummating this offering, our investor and analyst presentations will include Adjusted EBITDA as a supplemental measure of our overall operating performance. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. The use of Adjusted EBITDA as an analytical tool has limitations such as:

•
depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect cash requirements for such replacements; however, much of the depreciation and amortization currently reflected relates to amortization of acquired intangible assets as a result of business combination purchase accounting adjustments, which will not need to be replaced in the future;

•	Adjusted EBITDA may not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;

•	Adjusted EBITDA does not reflect interest or tax payments that could reduce cash available for use; and

•	other companies, including companies in our industry, might calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as comparative measures.
Because of these limitations, you should consider Adjusted EBITDA together with other financial performance measures, including various cash flow metrics, net loss and our other GAAP results.
Components of Operating Results
Revenue
Subscription and support revenue. We derive our subscription revenue from fees paid to us by our customers for use of our cloud-based applications. We recognize the revenue associated with subscription agreements ratably over the term of the agreement, provided all criteria required for revenue recognition have been met. Our subscription agreements are typically one to three years.
Our support revenue consists of maintenance fees associated with our perpetual licenses and hosting fees paid to us by our customers. Typically, when purchasing a perpetual license, a customer also purchases maintenance for which we charge a fee, priced as a percentage of the perpetual license fee. Maintenance agreements include the right to support and unspecified upgrades. We recognize the revenue associated with maintenance ratably over the term of the contract. In limited instances, at the customer’s option, we may host the software purchased by a customer under a perpetual license on systems at our third-party data centers. For hosting, we charge a fee, priced as a percentage of the perpetual license fee, and we recognize the revenue associated with hosting ratably over the associated hosting period. These hosting arrangements are typically for a period of one to three years.
Perpetual license revenue. Perpetual license revenue reflects the revenue recognized from sales of perpetual licenses to new customers and additional perpetual licenses to existing customers. We generally recognize the license fee portion of the arrangement in advance, provided all revenue recognition criteria are satisfied. Our perpetual license agreements are typically one year.
Professional services revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. We generally recognize the revenue associated with these professional services on a time and materials basis as we deliver the services or provide training to our customers.
Cost of Revenue
Cost of product revenue. Cost of product revenue consists primarily of personnel and related costs of our customer success and operations teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as software license fees, hosting costs, Internet connectivity and depreciation expenses directly related to delivering our applications. We expect that cost of revenues may increase in the future depending on the growth rate of our new customers and billings and our need to support the implementation, hosting and support of those new customers. We intend to continue to invest additional resources in expanding the delivery capability of our applications. As we add data center capacity and support personnel in advance of anticipated growth, our cost of product revenue will increase and if such anticipated revenue growth does not occur, our product gross profit will be adversely affected both in terms of absolute dollars and as a percentage of total revenues in any particular quarterly or annual period. Our cost of product revenue is generally expensed as the costs are incurred.
Cost of professional services revenue. Cost of professional services revenue consists primarily of personnel and related costs, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as the costs of contracted third-party vendors and reimbursable expenses. As most of our personnel are employed on a full-time basis, our cost of professional services revenue is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. We expect that cost of professional services as a percentage of total revenues could fluctuate from period to period depending on the growth of our professional services business, the timing of sales of applications, and any associated costs relating to the delivery of services. Our cost of professional services revenue is generally expensed as costs are incurred.
Operating Expenses
Our operating expenses are classified into six categories: sales and marketing, research and development, refundable Canadian tax credits, general and administrative, depreciation and amortization and acquisition-related expenses. For each category, other than refundable Canadian tax credits and depreciation and amortization, the largest expense component is personnel and related costs, which includes salaries, employee benefit costs, bonuses, commissions, stock-based compensation and payroll taxes. Operating expenses also include allocated overhead costs for facilities, which are allocated to each department based on relative department headcount. Operating expenses are generally recognized as incurred.
Sales and marketing. Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as costs of promotional events, corporate communications, online marketing, product marketing and other brand-building activities. We expense sales commissions when the initial customer contract is signed and upon any renewal as our obligation to pay a sales commission arises at these times. We expect that sales and marketing expenses will continue to increase in absolute dollars as a result of our expected growth, and sales and marketing expenses may fluctuate as a percentage of total revenues due to the timing of such expenses, in any particular quarterly or annual period.
Research and development. Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead and costs of certain third-party contractors. Research and development costs related to the development of our software applications are generally recognized as incurred. For example, we are parties to a technology services agreement pursuant to which we generally recognize expenses for services as they are received. See Note 17 of the Notes to Condensed Consolidated Financial Statements for more information regarding how expenses under such agreement are recognized. We have devoted our product development efforts primarily to enhancing the functionality, and expanding the capabilities, of our applications. We expect that our research and development expenses will continue to increase in absolute dollars as we increase our research and development headcount to further strengthen and enhance our applications.
Refundable Canadian tax credits. Investment tax credits are accounted for as a reduction of research and development costs. Credits are accrued in the year in which the research and development costs of the capital expenditures are incurred, provided that we are reasonably certain that the credits will be received. The investment tax credit must be examined and approved by the tax authorities, and it is possible that the amounts granted will differ from the amounts recorded.
General and administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead, professional fees and other corporate expenses. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations and prepare to operate as a public company, including higher legal, corporate insurance, accounting and auditing expenses, and the additional costs of enhancing and maintaining our internal control environment through the adoption of new corporate policies. General and administrative expenses may fluctuate as a percentage of revenue, and we expect that general and administrative expenses will continue to increase in absolute dollars as we expand our operations and operate as a public company.
Depreciation and amortization. Depreciation and amortization expenses primarily consist of depreciation and amortization of acquired intangible assets as a result of business combination purchase accounting adjustments. The valuation of identifiable intangible assets reflects management’s estimates based on, among other factors, use of established valuation methods. Customer relationships are valued using an income approach, which estimates fair value based on the earnings and cash flow capacity of the subject asset and are amortized over a 10-year period. The value of the trade name intangibles are determined using a relief from royalty method, which estimates fair value based on the value the owner of the asset receives from not having to pay a royalty to use the asset and are amortized over mostly a three-year period. Developed technology is valued using a cost-to-recreate approach and is amortized over a four- to seven-year period.
Acquisition-related expenses. Acquisition-related expenses consist of one-time costs in connection with each of our acquisitions, including legal fees, accounting fees, financing fees, restructuring costs, integration costs and other transactional fees and bonuses. We intend to continue executing our focused strategy of acquisitions to enhance the features and functionality of our applications, expand our customer base and provide access to new markets and increased benefits of scale. We expect acquisition-related expenses to be relatively constant as a percentage of revenue in the near team.
Total Other Expense
Total other expense consists primarily of changes in the estimated fair value of our preferred stock warrant liabilities, amortization of deferred financing costs over the term of the related loan and security agreement and interest expense on outstanding debt, including amortization of debt discount and effect of beneficial conversion features in our convertible promissory notes payable.

Provision for Income Taxes
Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. We have historically not recorded any material provision for federal or state income taxes, other than deferred taxes related to tax deductible goodwill. The balance of the tax provision for the three and nine months ended September 30, 2014 and 2013, outside of tax deductible goodwill, is related to foreign income taxes, primarily operations of our Canadian subsidiary. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. In the event we have subsequent changes in ownership, including as a result of this offering, the availability of net operating losses and research and development credit carryovers could be further limited.

Results of Operations
Consolidated Statements of Operations Data
The following tables set forth our results of operations for the specified periods, as well as our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$12,368	76%	$7,731	74%	$35,910	75%	$21,913	75%
Perpetual license	850	5%	647	6%	1,947	4%	1,135	4%
Total product revenue	13,218	81%	8,378	80%	37,857	79%	23,048	79%
Professional services	3,057	19%	2,014	20%	10,242	21%	6,011	21%
Total revenue	16,275	100%	10,392	100%	48,099	100%	29,059	100%
Cost of revenue:
Subscription and support (1)(2)	3,488	21%	2,087	20%	10,092	21%	5,358	18%
Professional services	2,305	14%	1,400	13%	7,042	15%	4,255	15%
Total cost of revenue	5,793	35%	3,487	33%	17,134	36%	9,613	33%
Gross profit	10,482	65%	6,905	67%	30,965	64%	19,446	67%
Operating expenses:
Sales and marketing (1)	3,767	23%	2,726	26%	10,918	23%	7,129	25%
Research and development (1)	3,793	23%	2,730	26%	22,186	46%	7,136	25%
Refundable Canadian tax credits	(138)	(1)%	(144)	(1)%	(412)	(1)%	(440)	(2)%
General and administrative (1)	3,555	22%	1,662	16%	9,231	19%	4,582	16%
Depreciation and amortization	1,067	7%	688	7%	3,188	7%	2,935	10%
Acquisition-related expenses	108	1%	22	—%	629	1%	550	2%
Total operating expenses	12,152	75%	7,684	74%	45,740	95%	21,892	76%
Loss from operations	(1,670)	(10)%	(779)	(7)%	(14,775)	(31)%	(2,446)	(9)%
Other Expense:
Interest expense, net	(397)	(2)%	(434)	(4)%	(1,231)	(3)%	(981)	(3)%
Other income (expense), net	60	—%	49	—%	(308)	(1)%	122	—%
Total other expense	(337)	(2)%	(385)	(4)%	(1,539)	(4)%	(859)	(3)%
Loss before provision for income taxes	(2,007)	(12)%	(1,164)	(11)%	(16,314)	(35)%	(3,305)	(12)%
Provision for income taxes	(438)	(3)%	(69)	(1)%	(1,128)	(2)%	(202)	(1)%
Loss from continuing operations	(2,445)	(15)%	(1,233)	(12)%	(17,442)	(37)%	(3,507)	(13)%
Loss from discontinued operations	-	—%	(195)	(2)%	—	—%	(511)	(2)%
Net loss	$(2,445)	(15)%	$(1,428)	(14)%	$(17,442)	(37)%	$(4,018)	(15)%
Preferred stock dividends and accretion	(445)	(3)%	(11)	—%	(1,320)	(3)%	(33)	—%
Net loss attributable to common shareholders	$(2,890)	(18)%	$(1,439)	(14)%	$(18,762)	(40)%	$(4,051)	(15)%

Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(0.80)		$(1.01)		$(5.60)		$(3.16)

Loss from discontinued operations per common share, basic and diluted	—	(0.16)	—	(0.46)
Net loss per common share, basic and diluted	$(0.80)	$(1.17)	$(5.60)	$(3.62)
Weighted-average common shares outstanding, basic and diluted	3,610,459	1,232,626	3,350,786	1,118,813

(1) Includes stock-based compensation.
(2) Includes depreciation and amortization of $792 and $435 for the three months ended September 30, 2014 and 2013, respectively. Includes depreciation and amortization of $2,276 and $1,151 for the nine months ended September 30, 2014 and 2013, respectively.

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Revenue:
Subscription and support	$12,368	$7,731	60%	$35,910	$21,913	64%
Perpetual license	850	647	31%	1,947	1,135	72%
Total product revenue	13,218	8,378	58%	37,857	23,048	64%
Professional services	3,057	2,014	52%	10,242	6,011	70%
Total revenue	$16,275	$10,392	57%	$48,099	$29,059	66%

Percentage of revenue:
Subscription and support	76%	74%		75%	75%
Perpetual license	5%	6%		4%	4%
Total product revenue	81%	80%		79%	79%
Professional services	19%	20%		21%	21%
Total revenue	100%	100%		100%	100%

For the Three Months Ended September 30, 2014
Total revenue increased by $5.9 million, or 57%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Of the increase in total revenue, $4.7 million was due to total revenues from ComSci and Clickability which were acquired in the fourth quarter of 2013. Additionally, subscription and support revenues from our Canada operations were $0.2 million lower during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to the change in the foreign currency exchange rate between the Canadian dollar versus the U.S. dollar for those periods.
Subscription and support revenue increased $4.6 million, or 60%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Of the increase in subscription and support revenues for the three months ended September 30, 2014, $3.9 million was due to subscription and support revenues from our acquisitions of ComSci and Clickability in the fourth quarter of 2013. Additionally, as noted above, subscription and support revenues from our Canada operations were $0.2 million lower during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to the change in the foreign currency exchange rate between the Canadian dollar versus the U.S. dollar for those periods.
Perpetual license revenue increased $0.2 million, or 31%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Professional services revenue increased $1.0 million, or 52%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. Of the increase in professional services revenue for the three months ended September 30, 2014, $0.8 million was due to professional services revenue from our acquisitions of ComSci and Clickability in the fourth quarter of 2013.
For the Nine Months Ended September 30, 2014
Total revenue increased by $19.0 million, or 66%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Of the increase in total revenue, $17.5 million was due to total revenues from our 2013 acquisitions of FileBound, ComSci and Clickability, over the total revenue for FileBound recognized for the nine months ended September 30, 2013. Additionally, subscription and support revenues from our Canada operations were $0.7 million lower during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the change in the foreign currency exchange rate between the Canadian dollar versus the U.S. dollar for those periods.
Subscription and support revenue increased $14.0 million, or 64%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Of the increase in subscription and support revenues,

$14.3 million was due to subscription and support revenues from our 2013 acquisitions of FileBound, ComSci and Clickability, over the subscription and support revenue for FileBound recognized for the nine months ended September 30, 2013. Additionally, as noted above, subscription and support revenues from our Canada operations were $0.7 million lower during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to the change in the foreign currency exchange rate between the Canadian dollar versus the U.S. dollar for those periods.
Perpetual license revenue increased $0.8 million, or 72%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The acquisition of FileBound in May 2013 contributed $0.2 million in perpetual license revenue for the nine months ended September 30, 2014, over the perpetual license revenue for FileBound recognized for the nine months ended September 30, 2013.
Professional services revenue increased $4.2 million, or 70%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Of the increase in professional services revenues, $3.0 million was due to professional services revenues from our 2013 acquisitions of FileBound, ComSci and Clickability, over the professional services revenue for FileBound recognized for the nine months ended September 30, 2013.
Cost of Revenue and Gross Profit Percentage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Product(1)	$3,488	$2,087	67%	$10,092	$5,358	88%
Professional services	2,305	1,400	65%	7,042	4,255	65%
Total cost of revenue	5,793	3,487	66%	17,134	9,613	78%
Gross profit	$10,482	$6,905	52%	$30,965	$19,446	59%

Percentage of total revenue:
Product(1)	21%	20%		21%	18%
Professional services	14%	13%		15%	15%
Total cost of revenue	35%	33%		36%	33%
Gross profit	65%	67%		64%	67%

(1)	Includes depreciation and amortization expense as follows:
Depreciation	$337	$116		$913	$318
Amortization	$455	$319		$1,363	$834
For the Three Months Ended September 30, 2014
For the three months ended September 30, 2014, cost of product revenue increased by $1.4 million, or 67%, compared to the three months ended September 30, 2013. Of the increase in cost of product, $1.1 million was attributable to the fourth quarter of 2013 acquisitions of ComSci and Clickability, which contributed $0.5 million in personnel and related costs primarily for customer success personnel, $0.2 million in depreciation, $0.1 million in amortization of intangibles, and $0.1 million due to outsourced professional service fees.
For the three months ended September 30, 2014, cost of professional services revenue increased by $0.9 million, or 65%, compared to the three months ended September 30, 2013. Of the increase in cost of professional services revenue, $0.6 million was attributable to the 2013 acquisition of Clickability which contributed approximately $0.3 million in outsourced professional service fees and $0.3 million in personnel and related costs.
For the Nine Months Ended September 30, 2014
For the nine months ended September 30, 2014, cost of product revenue increased by $4.7 million, or 88%, compared to the nine months ended September 30, 2013. Of the increase in cost of product revenue, $3.7 million was attributable to the 2013 acquisitions of FileBound, ComSci, and Clickability, which contributed $1.4 million in personnel and related costs primarily for customer success personnel, $0.7 million in data center hosting costs, $0.6 million in depreciation, $0.5 million in amortization of intangibles, and $0.2 million due to outsourced professional service fees, over the same costs recognized for FileBound in the nine months ended September 30, 2013. Cost of product revenue for the organic portion of our business increased $0.4 million due to personnel and related costs, $0.3 million due to server license costs, and $0.1 million due to outsourced professional service fees.
For the nine months ended September 30, 2014, cost of professional services revenue increased by $2.8 million, or 65%, compared to the nine months ended September 30, 2013. Of the increase in cost of professional services revenue, $2.1 million was attributable to the 2013 acquisitions of FileBound, ComSci, and Clickability, which contributed $1.1 million in personnel and related costs and $0.8 million in outsourced professional service fees, over the same costs recognized for FileBound in the nine months ended September 30, 2013. Cost of professional services revenue for the organic portion of our business increased $0.7 million primarily due to personnel and related costs.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$3,767	$2,726	38%	$10,918	$7,129	53%

Percentage of total revenue	23%	26%		23%	25%
For the Three Months Ended September 30, 2014
For the three months ended September 30, 2014, sales and marketing expense increased by $1.0 million, or 38%, compared to the three months ended September 30, 2013. Of the increase in sales and marketing, $0.6 million was attributable to the 2013 acquisitions of ComSci and Clickability, which contributed $0.3 million in personnel and related costs, and $0.2 million primarily related to marketing program and trade show costs. Sales and marketing expense for the organic portion of our business increased $0.4 million primarily due to personnel and related costs.
For the Nine Months Ended September 30, 2014
For the nine months ended September 30, 2014, sales and marketing expense increased by $3.8 million, or 53%, compared to the nine months ended September 30, 2013. Of the increase in sales and marketing, $2.5 million was attributable to the 2013 acquisitions of FileBound, ComSci, and Clickability, which contributed $1.2 million in personnel and related costs, $0.8 million primarily related to trade show and other marketing program costs, $0.2 million due to outsourced professional service fees, and $0.1 million due to travel and related cost, over the same costs recognized for FileBound in the nine months ended September 30, 2013. Sales and marketing expense for the organic portion of our business increased $1.3 million primarily due to a $0.6 million increase in personnel and related costs, a $0.3 million increase in outsourced professional service fees, and a $0.3 million increase in bad debt expense.
Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$3,793	$2,730	39%	$22,186	$7,136	211%

Percentage of total revenue	23%	26%		46%	25%
For the Three Months Ended September 30, 2014
For the three months ended September 30, 2014, research and development expense increased by $1.1 million, or 39%, compared to the three months ended September 30, 2013. Of the increase in research and development expense, $0.9 million is attributable to the 2013 acquisitions of ComSci and Clickability which contributed $0.8 million in personnel and related costs. Research and development expense for the organic portion of our business increased $0.2 million primarily due to personnel and related costs.

For the Nine Months Ended September 30, 2014
For the nine months ended September 30, 2014, research and development expense increased by $15.1 million, or 211%, compared to the nine months ended September 30, 2013. In January 2014, we issued 1,803,574 shares of common stock in connection with an amendment of a technology services agreement with a related party and took a noncash charge of $11.2 million. Our agreement with the related party is viewed as a fixed purchase commitment contract that obligates us to annual purchase commitments even if we do not take delivery of the contracted services. Since the amended agreement still requires payments for future services that we believe are not discounted from amounts charged to other customers, we believe the fair value of the common stock consideration provided to the related party to amend the agreement does not represent an asset and, accordingly, was expensed immediately. Of the increase in research and development expense, $2.9 million is attributable to the 2013 acquisitions of FileBound, ComSci, and Clickability, which was primarily due to personnel and related costs, over the same costs recognized for FileBound in the nine months ended September 30, 2013. The remaining increase in research and development expense for our organic businesses is primarily due to a $0.4 million increase in personnel and related costs and a $0.3 million increase in technology services provided by other outsourced service providers.
Refundable Canadian Tax Credits

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Refundable Canadian tax credits	$(138)	$(144)	(4)%	$(412)	$(440)	(6)%

Percentage of total revenue	(1)%	(1)%		(1)%	(2)%
For the Three Months Ended September 30, 2014
For the three months ended September 30, 2014, refundable Canadian tax credits were substantially unchanged compared to the three months ended September 30, 2013.
For the Nine Months Ended September 30, 2014
For the nine months ended September 30, 2014, refundable Canadian tax credits were substantially unchanged compared to the nine months ended September 30, 2013.
General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$3,555	$1,662	114%	$9,231	$4,582	101%

Percentage of total revenue	22%	16%		19%	16%
For the Three Months Ended September 30, 2014
For the three months ended September 30, 2014, general and administrative expense increased by $1.9 million, or 114%, compared to the three months ended September 30, 2013. Of the increase in general and administrative expenses, $0.4 million was attributable to the acquisitions of ComSci and Clickability in the fourth quarter of 2013. These acquisitions contributed $0.1 million in personnel and related costs, $0.1 million in rent and office related expenses, and $0.1 million in outsourced professional service fees. General and administrative expense for the organic portion of our business increased $0.8 million due to outsourced professional services and legal fees as a result of business complexity and in preparation for operating as a public company, and $0.3 million due to personnel and related expenses as a result of growth.
For the Nine Months Ended September 30, 2014

For the nine months ended September 30, 2014, general and administrative expense increased by $4.6 million, or 101%, compared to the nine months ended September 30, 2013. Of the increase in general and administrative expenses, $1.6 million was attributable to the 2013 acquisitions of FileBound, ComSci, and Clickability, over the same costs recognized for FileBound in the nine months ended September 30, 2013. The 2013 acquisitions contributed $0.7 million in personnel and related costs, $0.6 million in rent and office related expenses, and $0.3 million in outsourced professional service fees, over the same costs recognized for FileBound in the nine months ended September 30, 2013.  General and administrative expense for the organic portion of our business increased $1.4 million during the same period due to increased legal and outsourced professional services as a result of business complexity and in preparation for operating as a public company, $0.6 million due to increased personnel and related expenses, $0.2 million due to increases in rent and office related expenses as a result of growth, $0.3 million due to recruiting fees, and $0.2 million related to employee stock-based compensation expense.
Depreciation and Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization (1)	$1,067	$688	55%	$3,188	$2,935	9%

Percentage of total revenue	7%	7%		7%	10%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$247	$93	166%	$731	$257	184%

Amortization	$820	$595	38%	$2,457	$2,678	(8)%
For the Three Months Ended September 30, 2014
For the three months ended September 30, 2014, depreciation and amortization expense increased by $0.4 million, or 55%, compared to the three months ended September 30, 2013. Amortization expense increased by $0.2 million primarily due to the 2013 acquisitions of Clickability and ComSci. Depreciation increased $0.2 million partially due to the 2013 acquisition of Clickability.
For the Nine Months Ended September 30, 2014
For the nine months ended September 30, 2014, depreciation and amortization expense increased by $0.3 million, or 9%, compared to the nine months ended September 30, 2013.  Depreciation increased $0.4 million due to the 2013 acquisition of Clickability, with the remaining $0.1 million increase attributed to the organic portion of the business.  Amortization expense decreased by $0.2 million primarily due to the $1.1 million impairment charge of the PowerSteering trade name that occurred in the nine months ended September 30, 2013, partially offset by a $0.8 million increase in amortization expense from the 2013 acquisitions of FileBound, ComSci, and Clickability. See Note 5 of the Notes to Consolidated Financial Statements for more information regarding the impairment charge which is noted in Goodwill and Other Intangible Assets.
Acquisition-related Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Acquisition-related expenses	$108	$22	391%	$629	$550	14%

Percentage of total revenue	1%	—%		1%	2%
For the Three Months Ended September 30, 2014
For the three months ended September 30, 2014, one-time acquisition related expense increased by $0.1 million, or 391%, compared to the three months ended September 30, 2013. The increase was primarily due to the outsourced professional service fees related to the fourth quarter of 2013 acquisitions of ComSci and Clickability.

For the Nine Months Ended September 30, 2014
For the nine months ended September 30, 2014, one-time acquisition related expense increased by $0.1 million, or 14%, compared to the nine months ended September 30, 2013. The increase was primarily due to the integration costs for the fourth quarter of 2013 acquisitions of ComSci and Clickability, over the similar costs incurred for the acquisition of FileBound in 2013.
Total Other Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(dollars in thousands)			(dollars in thousands)
Other Expense:
Interest expense, net	$(397)	$(434)	(9)%	$(1,231)	$(981)	25%
Other income (expense), net	60	49	22%	(308)	122	(352)%
Total other expense	$(337)	$(385)	(12)%	$(1,539)	$(859)	79%

Percentage of revenue:
Other Expense:
Interest expense, net	(2)%	(4)%		(3)%	(3)%
Other income (expense), net	—%	1%		(1)%	—%
Total other expense	(2)%	(4)%		(3)%	(3)%
For the Three Months Ended September 30, 2014
For the three months ended September 30, 2014, total other expense decreased by $0.1 million, or 12%, compared to the three months ended September 30, 2013. The decrease was primarily due to a decrease in interest expense for the three months ended September 30, 2014.
For the Nine Months Ended September 30, 2014
For the nine months ended September 30, 2014, total other expense increased by $0.7 million, or 79%, compared to the nine months ended September 30, 2013. Of the increase in other expense, $0.3 million is the result of an increase in the fair value of our preferred stock warrant liabilities. The increase in interest expense for the nine months ended September 30, 2014 is primarily the result of an increase in our note balance that was used to finance our acquisitions in 2013.
Liquidity and Capital Resources
To date, we have financed our operations primarily through private placements of preferred stock and common stock and cash from operating activities, and to a lesser extent, borrowing under our loan and security agreements and the issuance of seller notes. As of December 31, 2013 and September 30, 2014, we had cash and cash equivalents of $4.7 million and $3.2 million, respectively, and $4.9 million and $3.2 million, respectively, of available borrowings under our loan and security agreements. As of December 31, 2013 and September 30, 2014, we had $23.7 million and $22.6 million, respectively, of borrowings outstanding under our loan and security agreements. As of December 31, 2013 and September 30, 2014, we had a working capital deficit of $11.3 million and $37.1 million, respectively, which included $16.6 million and $20.2 million, respectively, of deferred revenue recorded as a current liability as of December 31, 2013 and September 30, 2014, for succeeding periods. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy. In addition the Company has classified all of the balances outstanding under the U.S. Loan Agreement and Canadian Loan Agreement as a current liability as of September 30, 2014. See further discussion in Loan and Security Agreements section.
On November 12, 2014, the Company completed its initial public offering, or IPO, of 3,846,154 shares of common stock, at a price of $12.00 per share, before underwriting discounts and commissions. The Company sold all of such shares. The IPO generated net proceeds of approximately $42.9 million, after deducting underwriting discounts and commissions. Expenses incurred by us for the IPO were approximately $3.8 million and will be recorded against the proceeds received from the IPO. With the proceeds, the Company plans to finance growth by investing in or acquiring complementary companies, products, or technologies, expanding its sales team, growing sales of its applications globally, and improving and enhancing its applications.
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations:

	Nine Months Ended September 30,
	2014	2013
	(dollars in thousands)
Net cash provided by (used in) operating activities	$668	$(165)
Net cash provided by (used in) investing activities	(544)	(10,461)
Net cash provided by (used in) financing activities	(1,534)	9,545
Effect of exchange rate fluctuations on cash	(103)	(174)
Net (decrease) increase in cash and cash equivalents	(1,513)	(1,255)
Cash and cash equivalents, end of period	$3,190	$2,637

Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Our operating assets and liabilities consist primarily of receivables from clients and unbilled professional services, accounts payable and accrued expenses and deferred revenues. The volume of professional services rendered and the related timing of collections on those bookings, as well as payments of our accounts payable and accrued payroll and related benefits affect these account balances.
Our cash provided in operating activities for the first nine months of 2014 primarily reflects our net loss of $17.4 million, offset by non-cash expenses that included a $11.2 million charge for the 1,803,574 shares of common stock issued to DevFactory, $5.5 million of depreciation and amortization, $0.5 million of non-cash interest expense, and $0.6 million of non-cash stock compensation expense. Working capital sources of cash included a $3.6 million increase in deferred revenue, a $0.3 million increase in accrued expenses and other liabilities and a $3.6 million increase in accounts payable. These sources of cash were offset by a $3.5 million increase in accounts receivable and a $3.6 million increase in prepaids and other assets.
A substantial source of cash is provided as a result of booking for subscriptions in advance, which is recorded as deferred revenue, and is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of booked fees for our software subscriptions and support, which is amortized into revenue in accordance with our revenue recognition policy. We assess our liquidity, in part, through an analysis of new subscriptions booked, expected cash receipts on new and existing subscriptions, and our ongoing operating expense requirements.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our operations as well as proceeds from debt obligations entered into to finance our operations. For the nine months ended September 30, 2014, we borrowed $2.7 million under our loan and security agreements offset by $4.1 million of cash used for repayment of debt.
Cash Flows from Investing Activities
Our primary investing activities have consisted of acquisitions of complementary technologies, products and businesses. As our business grows, we expect our primary investing activities to continue to further expand our family of software applications and infrastructure and support additional personnel. For the nine months ended

September 30, 2014, we used $0.5 million for the purchases of property and equipment.     We believe that our cash and cash equivalents remaining after this offering and the amount available pursuant to our loan and security agreements will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced applications and professional service offerings and acquisitions of complementary technologies, products and businesses. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition could be adversely affected.
Loan and Security Agreements
U.S. Loan Agreement
On March 5, 2012, we entered into a loan and security agreement with Comerica Bank, as amended, the U.S. Loan Agreement. The U.S. Loan Agreement provides to us and certain of our subsidiaries, as co-borrowers, a secured accounts receivable revolving loan facility of up to $5.0 million and a secured term loan facility of up to $19.5 million, for a total loan facility of up to $24.5 million. As of September 30, 2014, we had $4.8 million outstanding as revolving loans and $17.2 million as term loans under the U.S. Loan Agreement. Loans drawn under the U.S. Loan Agreement may be used for working capital, to finance acquisitions and for general corporate purposes.
Revolving loans and term loans bear interest at a floating rate equal to Comerica Bank’s prime rate plus 1.75%. Interest on the revolving loans and the term loans is due and payable monthly. Revolving loans may be borrowed, repaid and reborrowed until April 11, 2015, when all outstanding revolving loan amounts must be repaid. Term loan advances may be requested until April 11, 2014. From November 1, 2013 to March 1, 2014, an amount equal to 5% of the principal outstanding on all term loan advances on October 2, 2013 is payable in monthly installments during such period. Between April 1, 2014 and March 1, 2015 an amount equal to 15% of the principal outstanding on all term loan advances on April 11, 2014 is payable in monthly installments during such period. From April 1, 2015 to March 1, 2016 an amount equal to 25% of the principal outstanding on all term loan advances on April 11, 2014 is payable in monthly installments during such period. From April 1, 2016 to March 1, 2017, an amount equal to 25% of the principal outstanding on all term loan advances on April 11, 2014 is payable in monthly installments on the first day of each month during such period. From April 1, 2017 to March 1, 2018, an amount equal to 30% of principal outstanding on all term loan advances on April 11, 2014 is payable in monthly installments during such period. All outstanding principal and interest under the term loan facility must be repaid on April 11, 2018. The revolving loan facility and the term loan facility may be prepaid prior to their respective termination dates without penalty or premium. Starting June 1, 2015, we and the other borrowers may be required to begin prepaying certain term loan advances with a percentage of our excess cash flow, if any.
Our obligations and the obligations of the other borrowers under the loan facility are secured by a security interest in substantially all of our assets and the other borrowers’ assets, including intellectual property. Our other and future subsidiaries may also be required to become co-borrowers or guarantors under the loan facility and grant a security interest in their assets in connection therewith.
The U.S. Loan Agreement contains customary affirmative covenants and customary negative covenants limiting our ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. We and the other borrowers must also comply with a minimum cash financial covenant, minimum fixed charge ratio financial covenant, maximum indebtedness to adjusted EBITDA financial covenant, and minimum EBITDA financial covenant.
The U.S. Loan Agreement also contains customary events of default including, among others, payment defaults, breaches of covenants defaults, material adverse change defaults, bankruptcy and insolvency event defaults, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties defaults. Upon an event of default, Comerica Bank may declare all or a portion of the outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the loan facility and any related guaranty, including a requirement that any guarantor pay all of the outstanding obligations under its guaranty and a right by Comerica Bank to exercise remedies under any security agreement related to such guaranty. During the existence of an event of default, interest on the obligations could be increased by 5.0%.
At September 30, 2014, the Company would have been in violation of certain financial covenants under the U.S. Loan Agreement and Canadian Loan Agreement. However, the Company obtained a waiver of compliance with such financial covenants from Comerica Bank through March 31, 2015. Since the waiver does not extend more than one year beyond September 30, 2014, the Company has classified all of the balances outstanding under the U.S. Loan Agreement and Canadian Loan Agreement as a current liability on its balance sheet as of September 30, 2014. The Company is in current discussions and negotiations with Comerica Bank to amend the terms of its existing debt agreements, including the financial covenants, to more appropriately align with the Company’s current financial requirements. If the Company is unable to amend its existing debt agreements, management intends to repay a portion of the outstanding indebtedness that will allow the Company to remain in compliance with its current financial covenants.
Canadian Loan Agreement
On February 10, 2012, Tenrox Inc., a Canadian corporation and our wholly-owned subsidiary or, the Canadian Subsidiary, entered into a loan and security agreement with Comerica Bank, as amended, the Canadian Loan Agreement. The Canadian Loan Agreement provides a secured accounts receivable revolving loan facility of up to $3.0 million and a secured term loan facility of up to $2.5 million, for a total loan facility of up to $5.5 million. As of September 30, 2014, the Canadian Subsidiary had a $0.7 million outstanding as term loans under the Canadian Loan Agreement. Loans drawn under the Canadian Loan Agreement may be used for working capital and for general corporate purposes.
Revolving loans and term loans bear interest at a floating rate equal to Comerica Bank’s prime rate plus 1.75%. Interest on the revolving loans and the term loans is due and payable monthly. Revolving loans may be borrowed, repaid and reborrowed until April 11, 2015, when all outstanding revolving loan amounts must be repaid. Principal on the term loan advance is payable in 24 equal monthly installments beginning on May 1, 2013 and continuing each month until paid in full. All outstanding principal and interest under the term loan facility must be repaid on April 11, 2015. The revolving loan facility and the term loan facility may be prepaid prior to their respective termination dates without penalty or premium.
The Canadian Subsidiary’s obligations under the loan facility are secured by a security interest in substantially all of its assets, including its intellectual property. Additionally, we and certain of our domestic subsidiaries provided guarantees of the loan facility secured by substantially all of our and such subsidiaries’ assets, including intellectual property. Furthermore, our other and future subsidiaries may be required to become co-borrowers or guarantors under the loan facility and grant a security interest in their assets in connection therewith.
The Canadian Loan Agreement and the security agreements contain customary affirmative covenants and customary negative covenants limiting our ability, the Canadian Subsidiary’s ability and the ability of our subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Canadian Subsidiary must also comply with a minimum cash financial covenant, minimum fixed charge ratio financial covenant, maximum indebtedness to adjusted EBITDA financial covenant and minimum EBITDA financial covenant.
The Canadian Loan Agreement and the security agreements also contain customary events of default including, among others, payment defaults, breaches of covenants defaults, material adverse change defaults, bankruptcy and insolvency event defaults, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties defaults. Upon an event of default, Comerica Bank may declare all or a portion of the Canadian Subsidiary’s outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the loan facility, including a requirement that any guarantor pay all of the outstanding obligations under its guaranty and a right by Comerica Bank to exercise remedies under any security agreement related to such guaranty. During the existence of an event of default, interest on the obligations could be increased by 5.0%.

At September 30, 2014, the Company would have been in violation of certain financial covenants under the U.S. Loan Agreement and Canadian Loan Agreement. However, the Company obtained a waiver of compliance with such financial covenants from Comerica Bank through March 31, 2015. Since the waiver does not extend more than one year beyond September 30, 2014, the Company has classified all of the balances outstanding under the U.S. Loan Agreement and Canadian Loan Agreement as a current liability on its balance sheet as of September 30, 2014. The Company is in current discussions and negotiations with Comerica Bank to amend the terms of its existing debt agreements, including the financial covenants, to more appropriately align with the Company’s current financial requirements. If the Company is unable to amend its existing debt agreements, management intends to repay a portion of the outstanding indebtedness that will allow the Company to remain in compliance with its current financial covenants.
Contractual Payment Obligations
The Company leases office space under operating leases that expire between 2014 and 2016. The Company’s corporate office in Austin, Texas, leases additional office space under an operating lease. In addition to the office space we currently occupy, the amended office lease increases rentable square feet from 6,255 to 9,896 to be added to the existing premises. With respect to the expansion space, The Company anticipates making approximately $619,000 in base rent payments during the term of the amended office lease. The initial term of the amended office lease is five years and will commence upon the occupancy date of the new space, currently expected to be on or about January 2015, and extend through December 2020, subject to change based on the construction schedule. The lease term for the current office space has been extended to end contemporaneously with the end of the initial term for the amended office lease. In connection with the lease term extension in this amendment, the Company anticipates making approximately $1.1 million in additional base rent payments on the existing space.
On September 18, 2014, the Company entered into a sublease which provides for 7,740 square feet of office space. The term of the sublease is 29 months ending May 31, 2017 and the Company anticipates making approximately $861,000 in base rent payments during the term of the sublease.
In conjunction with this sublease, the Company entered into an agreement to purchase certain furniture and fixtures for total consideration of $120,000, payable in twelve consecutive monthly installments of $10,000 commencing in November 2014.
The Company entered into nine capital lease agreements for computer equipment. The term of each lease is 48 months and we anticipate making approximately $731,000 in payments throughout the lease term. In addition, the Company entered into an additional capital lease agreement for computer equipment. The term of the lease is 36 months and we anticipate making approximately $380,000 in payments throughout the lease term.In addition, the Company has an outstanding purchase commitment for software development services pursuant to a technology services agreement in the amount of $2.1 million in 2014. For years after 2014, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2014 total revenues increase by 10% as compared to 2013 total revenues, then the 2015 purchase commitment would increase by approximately $213,000 from the 2014 purchase commitment amount to $2.3 million. A similar 10% increase in 2015 total revenues as compared to 2014 total revenues would increase the 2016 purchase commitment amount from the 2015 purchase commitment amount of $2.3 million by approximately 234,493 to $2.6 million.
Total rent expense for the nine months ended September 30, 2014 and 2013 was approximately $1.1 million and $751,000, respectively. The current and long-term portion of capital lease obligations are recorded in the accrued expenses and other long-term liabilities line items on the balance sheet, respectively.
The Company has a letter of credit for an office lease with a bank in the amount of $150,000.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2014 and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and the Use of Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
The following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:
• revenue recognition and deferred revenue;
• stock-based compensation;
• income taxes; and
• business combinations and the recoverability of goodwill and long-lived assets.
We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management.

Our unaudited interim financial statements and other financial information as of and for the three and nine months ended September 30, 2014, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in the prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on November 6, 2014. Please refer to this prospectus for a detailed description of our critical accounting policies that involve significant management judgment.

We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. The Company is currently evaluating the impact of the provisions of ASC 606.
In August 2014, the FASB issued FASB ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. The statement of operations impact is mitigated by having an offsetting liability in deferred revenue to partially or completely offset against the outstanding receivable if an account should become uncollectible. Our cash balances are kept in customary operating accounts, a portion of which are insured by the Federal Deposit Insurance Corporation, and uninsured money market accounts. The majority of our cash balances in money market accounts are with Comerica Bank, our lender under our loan and security agreements. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We also have not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness.
The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit.
Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of December 31, 2013, we had a principal balance of $21.2 million under our U.S. Loan Agreement and $2.7 million under our Canadian Loan Agreement. As of September 30, 2014, we had a principal balance of $22.0 million under our U.S. Loan Agreement and $0.7 million under our Canadian Loan Agreement.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $1.4 million for the nine months ended September 30, 2014. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.

Inflation
We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three fiscal years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we believe would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.
Item 1A. Risk Factors
We have a limited operating history and may be unable to achieve or sustain profitability or accurately predict our future results.
We were formed in July 2010 and acquired our first business and commenced operations in September 2011. Prior to September 2011, our business activity was devoted to raising capital, building infrastructure and reviewing potential acquisitions. As such, we have a very limited operating history of selling our products and professional services to third parties. Our limited operating history makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment. We incurred net losses of $2.5 million, $9.2 million and $17.4 million in fiscal 2012 and 2013 and the nine months ended September 30, 2014, respectively. As of September 30, 2014, we had an accumulated deficit of $32.6 million. Our losses in prior periods and accumulated deficit reflect the investments we have made to date to grow our business. We expect to have significant operating expenses in the future to further support and grow our business, including expanding the range of integrations between our software and third-party applications and platform, expanding our direct and indirect sales capabilities, pursuing acquisitions of complementary businesses, investing in our data center infrastructure and research and development and increasing our international presence, and as a result we may be unable to achieve or sustain profitability or accurately predict our future results. You should not consider our recent growth in revenue as indicative of our future performance, and we cannot assure you that we will achieve profitability in the future, nor that if we do become profitable, we will sustain profitability.
Our growth is dependent on our ability to retain existing customers and secure additional subscriptions and cross-sell opportunities from existing customers, and nonrenewals and downgrades could harm our future operating results.
In order for us to improve our operating results, it is important that our customers renew or upgrade their agreements with us when the applicable contract term expires, which is typically one to three years for subscription agreements and one year for perpetual license agreements, and also purchase additional applications from us. Upon expiration, customers can renew their existing subscriptions, upgrade their subscriptions to add more seats or additional minimum contracted volume, downgrade their subscriptions to fewer seats or lower minimum contracted volume or not renew. A renewal constitutes renewing an existing contract for an application under the same terms and an upgrade includes purchasing additional seats or volume under an existing contract. We may also cross-sell additional applications to existing customers. Our ability to grow revenue and achieve profitability depends, in part, on customer renewals, upgrades and cross-sales to existing customers exceeding downgrades and nonrenewals. However, we may not be able to increase our penetration within our existing customer base as anticipated and we may not otherwise retain subscriptions from existing customers. Our customers may choose to not renew or upgrade their subscriptions, or may downgrade, because of several factors, including dissatisfaction with our prices, features or performance relative to competitive offerings, reductions in our customers’ spending levels, unused seats or volume or limited adoption or use of our applications. In addition, we may not be successful in cross-selling new applications to our existing customers. If our customers do not upgrade or renew their subscriptions or purchase additional applications from us, or if they downgrade their subscriptions, our revenue may grow more slowly than expected or may decline, and our financial performance may be adversely affected.
Any failure to offer high-quality customer service may adversely affect our relationships with our customers and our financial results.
Our customers depend on our customer success organization to manage the post-sale customer lifecycle, including to implement new applications for our customers, provide training and ongoing education services and resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in demand for our customer success services. We also may be unable to modify the format of our customer success services to compete with changes in similar services provided by our competitors. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the reliable functional operation of our applications, our business reputation and positive recommendations from our existing customers. Any failure to maintain high-quality customer service, or a market perception that we do not maintain high-quality customer service, could adversely affect our reputation, our ability to sell our applications to existing and prospective customers and our business, operating results and financial position.
If the market for cloud-based enterprise work management applications develops more slowly than we expect, or declines, our business could be adversely affected.
The market for cloud-based enterprise work management applications is not as mature as the market for legacy on-premise enterprise systems, and it is uncertain whether cloud-based applications will achieve and sustain high levels of customer demand and market acceptance. Our success will depend to a substantial extent on increased adoption of cloud-based applications, and of our enterprise work management software applications in particular. Many large organizations have invested substantial personnel and financial resources to integrate legacy on-premise enterprise systems into their businesses, and therefore may be reluctant or unwilling to migrate to cloud-based applications or away from their traditional vendors or to new practices because of the organizational changes often required to successfully implement new enterprise work management systems. In addition, we do not know whether the adoption of enterprise work management software will continue to grow and displace manual processes and traditional tools, such as paper-based techniques, spreadsheets and email. It is difficult to predict customer adoption rates and demand for our applications, the future growth rate and size of the cloud-based software application market or the entry of competitive products. The expansion of the cloud-based software application market depends on a number of factors, including the cost, performance and perceived value associated with cloud-based applications, as well as the ability of cloud-based application companies to address security and privacy concerns. If other cloud-based software application providers experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based applications as a whole, including our enterprise work management applications, may be negatively affected. If cloud-based applications do not achieve widespread adoption, or there is a reduction in demand for cloud-based applications caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, our revenues may decrease and our business could be adversely affected.
If we fail to manage our growth effectively, we may be unable to execute our business plan and maintain high levels of customer satisfaction.
We have recently experienced a period of rapid growth in our personnel and operations. In particular, we increased our number of full-time employees from three as of December 31, 2011 to 295 as of September 30, 2014, and have also increased the size of our customer base. In addition, our revenue grew from $712,000 in fiscal 2011 to $41.2 million in fiscal 2013 and from $29.1 million in the nine months ended September 30, 2013 to $48.1 million in the nine months ended September 30, 2014. Acquisitions are a primary component of our growth strategy and, as a result, we anticipate that we will continue to experience further rapid growth in our personnel and operations in the future. Our growth has placed, and future growth will place, a significant strain on our managerial, administrative, operational, financial and other resources. To manage the expected growth of our personnel and operations, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our applications, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
We have made and expect to continue to make acquisitions as a primary component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.
A primary component of our growth strategy has been to acquire complementary businesses to grow our company. For example, we acquired the businesses of PowerSteering Software, Inc., Tenrox Inc. and LMR Solutions, LLC, dba EPM Live, in fiscal 2012 and the businesses of FileBound Solutions, Inc. and Marex Group Inc., ComSci, LLC, and Clickability Inc., in fiscal 2013 and the businesses of Solution Q, Inc. and Mobile Commons, Inc., in fiscal 2014 . We intend to continue to pursue acquisitions of complementary technologies, products and businesses as a primary component of our growth strategy to enhance the features and functionality of our applications, expand our customer base and provide access to new markets and increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example:

•	we may not be able to identify suitable acquisition candidates or to consummate acquisitions on acceptable terms;

•	we may pursue international acquisitions, which inherently pose more risks than domestic acquisitions;

•	we compete with others to acquire complementary products, technologies and businesses, which may result in decreased availability of, or increased price for, suitable acquisition candidates;

•	we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions;

•	we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a technology, product or business; and

•	acquired technologies, products or businesses may not perform as we expect and we may fail to realize anticipated revenue and profits.

In addition, our acquisition strategy may divert management’s attention away from our existing business, resulting in the loss of key customers or employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.
If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if new technologies, products or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities and competitive responses. The difficulties integrating an acquisition include, among other things:

•	issues in integrating the target company’s technologies, products or businesses with ours;

•	incompatibility of marketing and administration methods;

•	maintaining employee morale and retaining key employees;

•	integrating the cultures of both companies;

•	preserving important strategic customer relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	coordinating and integrating geographically separate organizations.
In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.
Further, acquisitions may cause us to:

•	issue common stock that would dilute our current stockholders’ ownership percentage;

•	use a substantial portion of our cash resources;

•	increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•
assume liabilities for which we do not have indemnification from the former owners; further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners;

•	record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges;

•	experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates;

•	incur amortization expenses related to certain intangible assets;

•	lose existing or potential contracts as a result of conflict of interest issues;

•	become subject to adverse tax consequences or deferred compensation charges;

•	incur large and immediate write-offs; or

•	become subject to litigation.
We depend on our senior management team and the loss of one or more key personnel or an inability to attract and retain highly skilled personnel may impair our ability to grow our business.

Our success depends in part upon the continued services of our key executive officers, including John T. McDonald, Michael D. Hill, Ludwig Melik, Timothy W. Mattox and R. Brian Henley, as well as other key personnel. We do not have employment agreements with most of our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they may terminate employment with us at any time with no advance notice. The replacement of our senior management team or other key personnel likely would involve significant time and costs, and the loss of these employees may significantly delay or prevent the achievement of our business objectives.
We face intense competition for qualified individuals from numerous technology and software companies. If we fail to attract and retain suitably qualified individuals, including software engineers and sales personnel, our ability to implement our business plan and develop and maintain our applications could be adversely affected. As a result, our ability to compete would decrease, our operating results would suffer and our revenue would decrease.
Failure to maintain and expand our sales organization may negatively impact our revenue growth.
We sell our applications primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition, we have an indirect sales organization, which sells to distributors and value-added resellers. Growing sales to both new and existing customers is in part dependent on our ability to maintain and expand our sales force. Identifying, recruiting and training additional sales personnel requires significant time, expense and attention. It can take several quarters or longer before our sales representatives are fully-trained and productive. Our business may be adversely affected if our efforts to expand and train our sales organization do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain sales personnel or if our new sales personnel are unable to achieve expected sales productivity levels in a reasonable period of time or at all, our revenue may grow more slowly than expected or decline and our business may be harmed.
Because we generally recognize revenue from our customers over the terms of their agreements but incur most costs associated with generating such agreements in advance, rapid growth in our customer base may increase our losses in the short-term.
Expenses associated with acquiring customers, such as the expenses related to our sales organizations and related commissions, are generally expensed as incurred while most of our revenue is recognized ratably over the life of the applicable agreements. Therefore, increased sales will result in our recognition of more costs than revenue during the early periods covered by such agreements, even in cases where the agreements are expected to be profitable for us over their full terms. As a result, even if we are successful in increasing our customer base, our short-term operating results may suffer.
We recognize revenue from customers over the term of the related agreement; therefore, downturns or upturns in our business may not be immediately reflected in our operating results.
We recognize revenue from customer agreements ratably over the terms of these agreements. As a result, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods, which is reflected as deferred revenue on our balance sheet. Consequently, a decline in new or renewed agreements, or a downgrade of renewed agreements to fewer seats or less minimum contracted volume, in any one quarter may not be fully reflected in our revenue in that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rates of renewals, may not be fully reflected in our results of operations until future periods. Similarly, it would be difficult for us to rapidly increase our revenue through new sales, renewals and upgrades of existing customer agreements, or through additional cross-selling opportunities, in a given period due to the timing of revenue recognition inherent in our subscription model.
Perpetual license revenue is unpredictable and a material increase or decrease in perpetual license revenue from period to period can produce substantial variation in the total revenue and earnings we recognize in a given period.
Perpetual license revenue reflects the revenue recognized from sales of perpetual licenses relating to our workflow automation and enterprise content management applications to new customers and additional licenses for such applications to existing customers. We generally recognize the license fee portion of the arrangement in advance. Perpetual licenses of our workflow automation and enterprise content management applications are sold through third-party resellers and, as such, the timing of sales of perpetual licenses is difficult to predict with the timing of recognition of associated revenue unpredictable. A material increase or decrease in the sale of perpetual licenses from period to period could produce substantial variation in the revenue we recognize. Accordingly, comparing our perpetual license revenue on a period to period basis may not be a meaningful indicator of a trend or future results.
Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline and you may lose part or all of your investment.
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Accordingly, the results of any one quarter may not fully reflect the underlying performance of our business and should not be relied upon as an indication of future performance. If our quarterly operating results or outlook fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or outlook may be due to a number of factors, including, but not limited to:

•	the extent to which our existing customers purchase additional seats or volume for our applications and the timing and terms of those purchases;

•	the extent to which our existing customers renew their customer agreements for our applications and the timing and terms of those renewals;

•	the extent to which we cross-sell additional applications to our existing customers and the timing and terms of such cross-selling;

•	the addition or loss of customers, including through acquisitions or consolidations;

•	the extent to which new customers are attracted to our applications to satisfy their enterprise work management needs;

•	the rate of adoption and market acceptance of enterprise work management applications;

•	the mix of our revenue, particularly between product and professional services revenue, for which the timing of revenue recognition is substantially different;

•
changes in the gross profit we realize on our applications and professional services due to our differing revenue recognition policies applicable to subscription and product and professional services revenue and other variables;

•	the extent to which we enter into multi-year contracts, in which the support fees are typically paid in advance;

•	the number and size of new customers and the number and size of renewals in a particular period;

•	changes in our pricing policies or those of our competitors;

•	the mix of applications sold during a period;

•	the timing and expenses related to the acquisition of technologies, products or businesses and potential future charges for impairment of goodwill from such acquisitions;

•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the amount and timing of expenses related to the development of new products and technologies, including enhancements to our applications;

•	the amount and timing of commissions earned by our sales personnel;

•	the timing and success of new applications introduced by us or new offerings offered by our competitors;

•	the length of our sales cycles;

•	changes in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic collaborators;

•	our ability to manage our existing business and future growth, including increases in the number of customers using our applications;

•	the seasonality of our business or cyclical fluctuations in our industry;

•	the timing and expenses related to any international expansion efforts we may undertake and the success of such efforts;

•
various factors related to disruptions in access and delivery of our cloud-based applications, errors or defects in our applications, privacy and data security and exchange rate fluctuations, each of which is described elsewhere in these risk factors; and

•	general economic, industry and market conditions.
We may need financing in the future, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders. We may seek to renegotiate or refinance our loan and security agreements, and we may be unable to do so on acceptable terms or at all.
We have funded our operations since inception primarily through equity financings, cash from operations and cash available under our loan and security agreements. We may need to raise funds in the future, for example, to expand our business, acquire complementary businesses, develop new technologies, respond to competitive pressures or react to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, reducing our product-development efforts or foregoing acquisitions. If we succeed in raising additional funds through the issuance of equity or convertible securities, it could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. In addition, any debt financing obtained by us in the future or issuance of preferred stock could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may need to renegotiate the terms of our loan and security agreements, and our lender may be unwilling to do so, or may agree to such changes subject to additional restrictive covenants on our operations and ability to raise capital.
Our loan agreements contain operating and financial covenants that may restrict our business and financing activities.
On March 5, 2012, we entered into a loan and security agreement with Comerica Bank, as amended, the U.S. Loan Agreement. The U.S. Loan Agreement provides to us and certain of our subsidiaries, as co-borrowers, a secured accounts receivable revolving loan facility of up to $5.0 million and a secured term loan facility of up to $19.5 million, for a total loan facility of up to $24.5 million. On February 10, 2012, Tenrox Inc., a Canadian corporation and wholly-owned subsidiary entered into a loan and security agreement with Comerica Bank, as amended, the Canadian Loan Agreement. The Canadian Loan Agreement provides a secured accounts receivable revolving loan facility of up to $3.0 million and a secured term loan facility of up to $2.5 million, for a total loan facility of up to $5.5 million. As of September 30, 2014, we had $4.8 million outstanding as revolving loans and $17.1 million outstanding as term loans under the U.S. Loan Agreement. As of September 30, 2014, there was a zero balance on the revolving loans and $0.7 million outstanding as term loans under the Canadian Loan Agreement.
Our obligations and the obligations of the co-borrowers and any guarantors under the U.S. Loan Agreement are secured by a security interest in substantially all of our assets and assets of the co-borrowers’ and of any guarantors, including intellectual property. The obligations of Tenrox Inc., our obligations and the obligations of any other guarantors under the Canadian Loan Agreement are secured by a security interest in substantially all of

Tenrox Inc.’s assets, our assets and assets of any other guarantors, including intellectual property. The loan and security agreements and related guaranties and security agreements limit, among other things, our ability to:

•	sell, lease, license or otherwise dispose of assets;

•	undergo a change in control;

•	consolidate or merge with or into other entities;

•	make or own loans, investments and acquisitions;

•	create, incur or assume guarantees in respect of obligations of other persons;

•	create, incur or assume liens and other encumbrances; or

•	pay dividends or make distributions on, or purchase or redeem, our capital stock.
Furthermore, the loan and security agreements require us and our subsidiaries to comply with certain financial covenants. The operating and other restrictions and covenants in the loan and security agreements and related guaranties and security agreements, and in any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in certain business activities, or expand or fully pursue our business strategies, or otherwise limit our discretion to manage our business. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, and we may not be able to meet those restrictions and covenants. For example, at September 30, 2014, we would have been in violation of certain financial covenants under the U.S. Loan Agreement and Canadian Loan Agreement. However, we obtained a waiver of compliance with such financial covenants from Comerica Bank through March 31, 2015. A breach of any of the restrictions and covenants could result in a default under the loan and security agreements, related guarantees and security agreements or any future financing arrangements, which could cause any outstanding indebtedness under the loan and security agreements or under any future financing arrangements to become immediately due and payable, and result in the termination of commitments to extend further credit.
If we are unable to increase market awareness of our company and our applications, our revenue may not continue to grow, or may decline.
Market awareness of our company and our applications is essential to our ability to generate new leads for expanding our business and our continued growth. If we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and our applications, our revenue may grow more slowly than expected or may decline and our financial performance may be adversely affected.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.
The overall market for enterprise work management software is rapidly evolving and subject to changing technology, shifting customer needs and frequent introductions of new applications. The intensity and nature of our competition varies significantly across our family of enterprise work management software applications. Many of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets and significantly greater resources than we do. Some of our smaller competitors may offer applications on a stand-alone basis at a lower price than us due to lower overhead or other factors, while some of our larger competitors may offer applications at a lower price in an attempt to cross-sell additional products in the future or retain a customer using a different application.
We believe there are a limited number of direct competitors that provide a comprehensive enterprise work management software offering. However, we face competition both from point solution providers, including legacy on-premise enterprise systems, and other cloud-based work management software vendors that may address one or more of the functional elements of our applications, but are not designed to address a broad range of enterprise work management needs. In addition, we face competition from manual processes and traditional tools, such as paper-based techniques, spreadsheets and email.
Our primary competitors for each of our enterprise work management applications currently include:

•	Program and Portfolio Management: Clarity (a division of Computer Associates), Changepoint, Instantis and Planview;

•	Project Management and Collaboration: Microsoft Project, AtTask and Clarizen;

•	Workflow Automation and Enterprise Content Management: Hyland Software, Laserfiche, OpenText, Perceptive Software (a division of Lexmark), Adobe and Sitecore;

•	Digital Engagement Management: Adobe and Sitecore;

•	Professional Services Automation: Deltek, Infor, OpenAir (a product of NetSuite), and Replicon; and

•	Financial Management: Apptio, Hewlett Packard’s Information Technology Financial Management Solution and VMware’s Information Technology Business Management Suite.
If our competitors’ products, services or technologies become more accepted than our enterprise work management applications, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, our revenues could be adversely affected.
Mergers of, or other strategic transactions by, our competitors could weaken our competitive position or reduce our revenue.
If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. In order to take advantage of customer demand for cloud-based software applications, vendors of legacy systems are expanding their cloud-based enterprise workplace management applications through acquisitions and organic development. A potential result of such expansion is that certain of our current or potential competitors may be acquired by third parties with greater available resources and the ability to further invest in product improvements and initiate or withstand substantial price competition. Our competitors also may establish or strengthen cooperative relationships with our current or future value-added resellers, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our applications. Disruptions in our business caused by these events could reduce our revenue.
Our growth and long-term success depends in part on our ability to expand our international sales and operations.
A core component of our growth strategy is international expansion. For the nine months ended September 30, 2013 and 2014, we generated approximately 25% and 21%, respectively, of our revenue from sales outside the United States. We currently maintain international offices and have sales, marketing, support or research and development personnel in Canada and the United Kingdom. As we continue to expand our international footprint, we will be increasingly susceptible to the risks associated with international operations. We have a limited operating history outside of the United States and Canada and our ability to manage our international operations successfully requires significant resources and management attention and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, legal systems, alternative dispute systems and economic, political and regulatory systems. In addition, we expect to incur significant costs associated with expanding our international operations, including hiring personnel internationally. The risks and challenges associated with doing business internationally and our international expansion include:

•	uncertain political and economic climates;

•	lack of familiarity and burdens of complying with foreign laws, accounting and legal standards, regulatory requirements, tariffs and other barriers;

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•
lack of experience in connection with the localization of our applications, including translation into foreign languages and adaptation for local practices, and associated expenses and regulatory requirements;

•	difficulties in adapting to differing technology standards;

•	longer sales cycles and accounts receivable payment cycles and difficulties in collecting accounts receivable;

•
difficulties in managing and staffing international operations, including differing legal and cultural expectations for employee relationships and increased travel, infrastructure and legal compliance costs associated with international operations;

•	fluctuations in exchange rates that may increase the volatility of our foreign-based revenue and expenses;

•	potentially adverse tax consequences, including the complexities of foreign value-added tax, goods and services tax and other transactional taxes;

•	reduced or varied protection for intellectual property rights in some countries;

•	difficulties in managing and adapting to differing cultures and customs;

•	data privacy laws which require that customer data be stored and processed in a designated territory subject to laws different than the United States;

•	new and different sources of competition as well as laws and business practices favoring local competitors and local employees;

•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act;

•	increased financial accounting and reporting burdens and complexities; and

•	restrictions on the repatriation of earnings.
Further, our international expansion efforts may be hindered by lower levels of cloud adoption and increased price sensitivity for our applications or other cloud-based offerings in international markets. As a result of these and other factors, international expansion may be more difficult, take longer and not generate the results we anticipate, which could negatively impact our growth and business.
Fluctuations in the exchange rate of foreign currencies could result in losses on currency transactions.
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future, as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.
Our sales cycles can be lengthy and variable, which may cause changes in our operating results.
Our sales cycle can vary substantially from customer to customer. A number of factors influence the length and variability of our sales cycles, including, for example:

•	the need to educate potential customers about the uses and benefits of our applications;

•	the duration of the commitment customers make in their agreements with us, which are typically one to three years;

•	the discretionary nature of potential customers’ purchasing and budget cycles and decisions;

•	the competitive nature of potential customers’ evaluation and purchasing processes;

•	the functionality demands of potential customers;

•	fluctuations in the enterprise work management needs of potential customers;

•	the announcement or planned introduction of new products by us or our competitors; and

•	the purchasing approval processes of potential customers.
Our sales cycles can make it difficult to predict the quarter in which revenue from a new customer may first be recognized. We may incur significant sales and marketing expenses and invest significant time and effort in anticipation of a sale that may never occur or only occur in a smaller amount or at a later date than anticipated. Delays inherent to our sales cycles could cause significant variability in our revenue and operating results for any particular period.
We have a limited history with our pricing models and, as a result, we may be forced to change the prices we charge for our applications or the pricing models upon which they are based.
We have limited experience with respect to determining the optimal prices and pricing models for certain of our applications and certain geographic markets. As the markets for our applications mature, or as competitors introduce products or services that compete with ours, including bundling competing offerings with additional products or services, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. As a result, in the future we may be required to reduce our prices, which could adversely affect our financial performance. In addition, we may offer volume price discounts based on the number of seats purchased by a customer or the number of our applications purchased by a customer, which would effectively reduce the prices we charge for our applications. Also, we may be unable to renew existing customer agreements or enter into new customer agreements at the same prices or upon the same terms that we have historically, which could have a material adverse effect on our financial position.
Any disruption of service at the data centers that house our equipment and deliver our applications could harm our business.
While we procure and operate all infrastructure equipment delivering our applications, third parties operate the data centers that we use. While we control and have access to our servers and all of the other components of our network that are located in our external data centers, we do not control the operation of these data centers and we are therefore vulnerable to disruptions, power outages or other issues the data centers experience. We have experienced and expect that we will in the future experience interruptions, delays and outages in service and availability from time to time.
The owners of our data centers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data centers, and we may incur significant costs and possible service interruption in connection with doing so.
Our data centers are vulnerable to damage or interruption from human error, malicious acts, earthquakes, hurricanes, tornados, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. For example, certain of our data centers are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of this facility. The occurrence of a natural disaster or an act of terrorism, vandalism or other misconduct, a decision to close the data centers without adequate notice or other unanticipated problems could result in lengthy interruptions in availability of our applications.
Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our applications could harm our reputation and may damage our customers’ businesses. Interruptions in availability of our applications might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, and cause customers to terminate their subscriptions or decide not to renew their subscriptions with us.
If we fail to adequately manage our data center infrastructure capacity, our existing customers may experience service outages and our new customers may experience delays in the deployment of our applications.

We have experienced significant growth in the number of seats and volume of data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. However, obtaining new data center infrastructure requires lead time. If we do not accurately predict our infrastructure capacity requirements with sufficient lead time, our customers could experience service impairment that may subject us to financial penalties and liabilities and cause us to lose customers. If our data center infrastructure capacity fails to keep pace with increased subscriptions, customers may experience delays or reductions in the quality of our service as we seek to obtain additional capacity, which could harm our reputation and harm our business.
Security breaches may harm our business.
Our applications involve the storage and transmission of our customers’ proprietary and confidential information, including personal or identifying information regarding their employees and customers. Any security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations, indemnity obligations or other liabilities. If our security measures or those of our third-party data centers are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to customer data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect not to renew or upgrade their subscriptions, result in reputational damage or subject us to third-party lawsuits, regulatory fines or other action or liability, which could adversely affect our operating results.
Our success depends on our ability to adapt to technological change and continue to innovate.
The overall market for enterprise work management software is rapidly evolving and subject to changing technology, shifting customer needs and frequent introductions of new applications. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to develop or acquire new applications and enhance and improve existing applications. To achieve market acceptance for our applications, we must effectively anticipate and offer applications that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current applications do not have. We may experience difficulties that could delay or prevent our development, acquisition or implementation of new applications and enhancements.
If we are unable to successfully develop or acquire new enterprise work management capabilities and functionality, enhance our existing applications to anticipate and meet customer preferences, sell our applications into new markets or adapt to changing industry standards in enterprise work management, our revenue and results of operations would be adversely affected.
Adverse economic conditions may reduce our customers’ ability to spend money on information technology or enterprise work management software, or our customers may otherwise choose to reduce their spending on information technology or enterprise work management software, which may adversely impact our business.
Our business depends on the overall demand for information technology and enterprise work management software spend and on the economic health of our current and prospective customers. If worldwide economic conditions become unstable, our existing customers and prospective customers may re-evaluate their decision to purchase our applications. Weak global economic conditions or a reduction in information technology or enterprise work management software spending by our customers, could harm our business in a number of ways, including longer sales cycles and lower prices for our applications.
We rely on third-party software that is required for the development and deployment of our applications, which may be difficult to obtain or which could cause errors or failures of our applications.
We rely on software licensed from or hosted by third parties to offer our applications. In addition, we may need to obtain licenses from third parties to use intellectual property associated with the development of our applications, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software required for the development, maintenance and delivery of our applications could result in delays in the provision of our applications until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our applications, which could harm our business.
If our applications contain serious errors or defects we may lose revenue and market acceptance and we may incur costs to defend or settle product liability claims.
Complex software applications such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Our current and future applications may contain serious defects.
Since our customers use our applications for critical business purposes, defects or other performance problems could negatively impact our customers and could result in: loss or delayed market acceptance and sales;

•	breach of warranty or product liability claims;

•	sales credits or refunds for prepaid amounts related to unused subscription services;

•	cancelled contracts and loss of customers;

•	diversion of development and customer service resources; and

•	injury to our reputation.
The costs incurred in correcting any material errors or defects might be substantial and could adversely affect our operating results. Although our customer agreements typically contain provisions designed to limit our exposure to certain of the claims above, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a product liability claim brought against us would likely be a distraction to management, time-consuming and costly to resolve, and could seriously damage our reputation in the marketplace, making it harder for us to sell our applications. Additionally, our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all, and our policy may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention.
If we fail to integrate our applications with other software applications and competitive or adjacent offerings that are developed by others, or fail to make our applications available on mobile and other handheld devices, our applications may become less marketable, less competitive or obsolete and our operating results could be harmed.
Our applications integrate with a variety of other software applications, and also with competing and adjacent third-party offerings, and we need to continuously modify and enhance our platform to adapt to changes in cloud-enabled hardware, software, networking, browser and database technologies. Any failure of our applications to integrate effectively with other software applications and product offerings could reduce the demand for our applications or result in customer dissatisfaction and harm to our business. If we are unable to respond to changes in the applications and tools with which our applications integrate in a cost-effective manner, our applications may become less marketable, less competitive or obsolete. Competitors may also impede our attempts to create integration between our applications and competitive offerings, which may decrease demand for our applications. In addition, an increasing number of individuals within organizations are utilizing devices other than personal computers, such as mobile phones, tablets and other handheld devices, to access the Internet and corporate resources and to conduct business. If we cannot effectively make our applications available on these devices, we may experience difficulty attracting and retaining customers.
If we fail to develop and maintain relationships with third parties, our business may be harmed.
Our business depends in part on the development and maintenance of technology integration, joint sales and reseller relationships. Maintaining relationships with third parties requires significant time and resources, as does integrating third-party content and technology. Further, third parties may not perform as expected under any relationships that we may enter into, and we may have disagreements or disputes with third parties that could negatively affect our brands and reputation. If we are unsuccessful in establishing or maintaining relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer.
Our use of open source software could negatively affect our ability to sell our applications and subject us to possible litigation.
A portion of our applications incorporate open source software, and we expect to continue to incorporate open source software in the future. Few of the licenses applicable to open source software have been interpreted by courts, and their application to the open source software integrated into our proprietary software may be uncertain. Moreover, we cannot provide any assurance that we have not incorporated additional open source software in our applications in a manner that is inconsistent with the terms of the license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our applications that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our applications that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our applications. In addition, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming infringement due to the reliance by our applications on certain open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our applications.
Certain of our operating results and financial metrics are difficult to predict as a result of seasonality.
We have historically experienced seasonality in terms of when we enter into customer agreements. We sign a significantly higher percentage of agreements with new customers, and renew agreements with existing customers, in the fourth quarter of each calendar year as our customers tend to follow budgeting cycles at the end of the calendar year. Our cash flow from operations has historically been higher in the first quarter of each calendar year than in other quarters. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we defer revenue recognition. In addition, seasonality may be difficult to observe in our financial results during periods in which we acquire businesses as such results typically are most significantly impacted by such acquisitions. We expect this seasonality to continue, or possibly increase in the future, which may cause fluctuations in our operating results and financial metrics. If our quarterly operating results or outlook fall below the expectations of research analysts or investors, the price of our common stock could decline substantially.
We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.
In recent years, there has been significant litigation involving patents and other intellectual property rights in our industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims. We do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third-party that claims that our applications infringe its rights, the litigation could be expensive and could divert our management resources.

In addition, in most instances, we have agreed to indemnify our customers against claims that our applications infringe the intellectual property rights of third parties. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease selling or using applications that incorporate the intellectual property that we allegedly infringe;

•	make substantial payments for legal fees, settlement payments or other costs or damages;

•	obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or

•	redesign the allegedly infringing applications to avoid infringement, which could be costly, time-consuming or impossible.
If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or actions could harm our business.
We could incur substantial costs in protecting our intellectual property from infringement, and any failure to protect our intellectual property could impair our business.
Our success and ability to compete depend in part upon our intellectual property. We seek to protect the source code for our proprietary software and other proprietary technology and information under a combination of copyright, trade secrets and patent law, and we seek to protect our brands through trademark law. Our policy is to enter into confidentiality agreements, or agreements with confidentiality provisions, with our employees, consultants, vendors and customers and to control access to our software, documentation and other proprietary information. Despite these precautions, it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our applications or to obtain and use information that we regard as proprietary. Policing unauthorized use of our applications is difficult, and we are unable to determine the extent to which piracy of our software exists or will occur in the future. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of resources or the narrowing or invalidation of portions of our intellectual property and have a material adverse effect on our business, operating results and financial condition. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. These steps may be inadequate to protect our intellectual property. Third parties may challenge the validity or ownership of our intellectual property, and these challenges could cause us to lose our rights, in whole or in part, to such intellectual property or narrow its scope such that it no longer provides meaningful protection. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our applications may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying, transfer and use of our applications and proprietary technology or information may increase.
There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. If we fail to meaningfully protect our intellectual property, our business, brands, operating results and financial condition could be materially harmed.

Unanticipated changes in our effective tax rate or challenges by tax authorities could harm our future results.
We are subject to income taxes in the United States and various non-U.S. jurisdictions. Our effective tax rate could be adversely affected by changes in the allocation of our pre-tax earnings and losses among countries with differing statutory tax rates, in certain non-deductible expenses as a result of acquisitions, in the valuation of our deferred tax assets and liabilities, or in federal, state, local or non-U.S. tax laws and accounting principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents. In particular, the United States is currently considering various changes to the U.S. taxation of international business activities, which, if enacted, could impact the U.S. taxation of our non-U.S. earnings as well as our cash maintained outside the United States. Increases in our effective tax rate would adversely affect our operating results.
In addition, we may be subject to income tax audits by various tax jurisdictions throughout the world, many of which have not established clear guidance on the tax treatment of cloud-based companies. The application of tax laws in such jurisdictions may be subject to diverging and sometimes conflicting interpretations by tax authorities in these jurisdictions. Although we believe our income tax liabilities are reasonably estimated and accounted for in accordance with applicable laws and principles, an adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.
Taxing authorities may successfully assert that we should have collected or in the future should collect additional sales and use taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
We have not historically filed sales and use tax returns or collected sales and use taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Taxing authorities may seek to impose such taxes on us, including for past sales, which could result in penalties and interest. Any such tax assessments may adversely affect the results of our operations.
Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability.
We conduct integrated operations internationally through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between our subsidiaries and between our subsidiaries and us. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that contemporaneous documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. Such reallocations may subject us to interest and penalties that would increase our consolidated tax liability and could adversely affect our financial condition, results of operations and cash flows.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2013, we had federal net operating loss carryforwards of approximately $45.0 million and research and development credit carryforwards of approximately $0.8 million, which begin expiring in 2018. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations. The annual limitation will result in the expiration of $16.2 million of net operating losses and $0.8 million of credit carryforwards before utilization. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.
Changes in laws or regulations related to the Internet may diminish the demand for our applications and any failure of the Internet infrastructure could have a negative impact on our business.
We deliver our cloud-based applications through the Internet. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the use of the Internet. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the Internet or on commerce conducted via the Internet. Increased enforcement of existing laws and regulations, as well as any laws, regulations or changes that may be adopted or implemented in the future, could limit the growth of the use of cloud-based applications or communications generally, result in a decline in the use of the Internet and the viability of cloud-based applications such as ours and reduce the demand for our applications.
The success of our enterprise work management software applications depends on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as the timely development of complementary products for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the amount of traffic and may be unable to support such demands. In addition, problems caused by viruses, worms, malware and similar programs may harm the performance of the Internet. Any outages and delays in the Internet could reduce the level of usage of our services, which could materially adversely affect our business, financial condition, results of operations and prospects.
Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our applications and adversely affect our business.
Our customers can use our applications to collect, use and store personal or identifying information regarding their customers and employees. Federal, state and foreign government bodies and agencies have adopted, are considering adopting or may adopt laws and regulations regarding the collection, use, storage and disclosure of personal information obtained from individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our applications and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. For example, the European Union and many countries in Europe have stringent privacy laws and regulations that may impact our ability to profitably operate in certain European countries. Furthermore, privacy concerns may cause our customers to resist providing the personal data necessary to allow them to use our applications effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our applications in certain industries. All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to process, handle, store, use and transmit demographic and personal information from their customers and employees, which could reduce demand for our applications.
In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the processing of personal information were to be curtailed in this manner, our applications would be less effective, which may reduce demand for our applications and adversely affect our business.
We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
Our applications are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our applications must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. In addition, changes in our applications or changes in applicable export or import regulations may create delays in the introduction and sale of our applications in international markets, prevent our customers with international operations from deploying our applications or, in some cases, prevent the export or import of our applications to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our applications, or in our decreased ability to export or sell our applications to existing or potential customers with international operations. Any decreased use of our applications or limitation on our ability to export or sell our applications would likely adversely affect our business.
Furthermore, we incorporate encryption technology into certain of our applications. Various countries regulate the import of certain encryption technology, including through import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our applications or could limit our customers’ ability to implement our applications in those countries. Encrypted applications and the underlying technology may also be subject to export control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our applications, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our applications, including with respect to new releases of our applications, may create delays in the introduction of our applications in international markets, prevent our customers with international operations from deploying our applications throughout their globally-distributed systems or, in some cases, prevent the export of our applications to some countries altogether.
Moreover, U.S. export control laws and economic sanctions programs prohibit the shipment of certain products and services to countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. Even though we take precautions to prevent our applications from being shipped or provided to U.S. sanctions targets, our applications and services could be shipped to those targets or provided by third parties despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm.
If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
As a public company, we will be required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. We may need additional finance and accounting personnel with certain skill sets to assist us with the reporting requirements we will encounter as a public company and to support our anticipated growth. In addition, implementing internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete.
In the future, if we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is not required to express an opinion due to the provisions of the JOBS Act or is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission, or the SEC, or other regulatory authorities, which could require additional financial and management resources.
We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.
As a public company, we will incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the exchange on which we list our common stock. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect that, as a public company, it will be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain coverage or to accept reduced policy limits and coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies including, but not limited to: not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and to obtain stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We will remain an “emerging growth company” for up to five years, although, we would cease to be an “emerging growth company” upon the earliest of the first fiscal year following the fifth anniversary of the consummation of our initial public offering; the first fiscal year after our annual gross revenue is $1 billion or more; the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, or the Exchange Act. To the extent we take advantage of any of these reduced reporting burdens in this prospectus or in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We are choosing to “opt out” of such extended transition period, however, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.
Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile, which could result in substantial losses for investors.
The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
actual or anticipated changes in the estimates of our operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	price and volume fluctuations in the overall equity markets from time to time;

•	significant volatility in the market price and trading volume of comparable companies;

•	changes in the market perception of enterprise work management software generally or in the effectiveness of our applications in particular;

•	disruptions in our services due to computer hardware, software or network problems;

•	announcements of technological innovations, new products, strategic alliances or significant agreements by us or by our competitors;

•	announcements of new customer agreements or upgrades and customer downgrades or cancellations or delays in customer purchases;

•	litigation involving us;

•	our ability to successfully consummate and integrate acquisitions;

•	investors’ general perception of us;

•	recruitment or departure of key personnel;

•	the expiration of market standoff or contractual lock-up agreements;

•	sales of our common stock by us or our stockholders;

•	fluctuations in the trading volume of our shares or the size of our public float; and

•	general economic, legal, industry and market conditions and trends unrelated to our performance.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. If we were to become involved in securities litigation, it could result in substantial costs, divert management’s attention and resources from our business and adversely affect our business.
If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, if they publish negative evaluations of our stock, or if we fail to meet the expectations of analysts, the price of our stock and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If few analysts commence coverage of us, the trading price of our stock would likely decrease if one or more of the analysts covering our business downgrade their evaluation of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline. Furthermore, if our operating results fail to meet analysts’ expectations our stock price would likely decline.
Sales of a substantial number of shares of our common stock in the public market by our existing stockholders following this offering could cause our stock price to fall.
The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We, our directors and executive officers and other securityholders have agreed to lock-up agreements with the underwriters of our initial public offering that restrict us, our directors and executive officers, and these securityholders, subject to specified exceptions, from selling or otherwise disposing of any shares of our stock for a period of 180 days after November 5, 2014, without the prior consent of the underwriters. Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 19, 2014, we had 15,208,740 shares of common stock outstanding.
In addition, as of September 30, 2014, there were an additional 702,849 shares reserved for issuance upon exercise of outstanding stock awards issued under our stock-based compensation plans that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act. Moreover, as of December 19, 2014, holders of an aggregate of 6,834,476 shares of our common stock , or certain of their transferees, and the holders of 76,514 shares of common stock issuable upon exercise of warrants to purchase shares of our preferred stock, will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered shares of common stock that we may issue under our stock-based compensation plans, which can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144 under the Securities Act.
Additionally, William Blair & Company, L.L.C. and Raymond James & Associates, Inc., on behalf of the underwriters of our initial public offering, may without our consent, at any time, release all or any portion of the shares subject to lock-up agreements to be entered into in connection with our initial public offering, which would result in more shares being available for sale in the public market at earlier dates. Sales of common stock by existing stockholders in the public market, the availability of these shares for sale, our issuance of securities or the perception that any of these events might occur could materially and adversely affect the market price of our common stock. In addition, the sale of these securities could impair our ability to raise capital through the sale of additional stock.
Our existing directors, executive officers and principal stockholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
As of the closing of the initial public offering on November 12, 2014, our directors, executive officers, principal stockholders and their affiliates beneficially own or control, directly or indirectly, in the aggregate, approximately 55.7% of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election or removal of directors, any amendments to our certificate of incorporation or bylaws and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares and might affect the market price of our common stock.
Because we do not expect to pay any dividends on our common stock for the foreseeable future, our investors may never receive a return on their investment.
We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, our ability to pay cash dividends is currently limited by the terms of our existing loan and security agreements, which prohibit our payment of dividends on our capital stock without prior consent, and any future credit facility may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.
Our management will have broad discretion over the use of the proceeds we received from our initial public offering and might not apply the proceeds in ways that increase the value of your investment.
Our management has broad discretion to use our net proceeds from our initial public offering, and you will be relying on the judgment of our management regarding the application of those proceeds. Our management might not apply the net proceeds of our initial public offering in ways that increase the value of your investment. We plan to use approximately $11.5 million from the net proceeds of our initial public offering to repay outstanding amounts and accrued interest under our loan and security agreements with Comerica Bank, approximately $3.2 million of the net proceeds in connection with our acquisition of Solution Q, Inc. and approximately $5.8 million of the net proceeds in connection with our acquisition of Mobile Commons, Inc. We expect to use the net proceeds from our ini tial public offering for working capital and other general corporate purposes, including to finance our growth by investing in or acquiring complementary companies, products or technologies, expanding our sales force, growing sales of our applications and improving and enhancing our applications. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds. Pending their use, we may invest the net proceeds from our initial offering in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors. You will not have the opportunity to influence our decisions on how we use the net proceeds from our initial public offering.
Anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our board of directors or management and, therefore, depress the trading price of our common stock.
Provisions in our certificate of incorporation and bylaws, as amended and restated prior to the closing of this offering, will contain provisions that may depress the market price of our common stock by acting to discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors or our management. These provisions include the following:

•	our certificate of incorporation provides for a classified board of directors with staggered three-year terms so that not all members of our board of directors are elected at one time;

•	directors may be removed by stockholders only for cause;

•
our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•
special meetings of our stockholders may be called only by our Chief Executive Officer, our board of directors or holders of not less than the majority of our issued and outstanding capital stock limiting the ability of minority stockholders to take certain actions without an annual meeting of stockholders;

•
our stockholders may not act by written consent unless the action to be effected and the taking of such action by written consent are approved in advance by our board of directors and, as a result, a holder, or holders, controlling a majority of our capital stock would generally not be able to take certain actions without holding a stockholders’ meeting;

•	our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates;

•
stockholders must provide timely notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at an annual meeting of stockholders and, as a result, these provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and

•
our board of directors may issue, without stockholder approval, shares of undesignated preferred stock, making it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock from engaging in certain business combinations with us.
Any provision of our certificate of incorporation and bylaws, as amended and restated prior to the closing of this offering, or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On September 2, 2014, we granted to employees options to purchase an aggregate of 123,785 shares of common stock at an exercise price of $8.73 per share and 294,010 shares of restricted stock under our Amended and Restated 2010 Stock Plan (the “2010 Plan”).
On July 17, 2014, we sold and issued an aggregate of 163 shares of common stock pursuant to option exercises by holders of stock options issued under the 2010 Plan at a purchase price of $1.77 per share for an aggregate consideration of $289. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act, or Rule 506 of Regulation D promulgated under the Securities Act, as transactions by an issuer not involving a public offering.
Use of Proceeds
We plan to use approximately $11.5 million of the net proceeds from our initial public offering to repay outstanding amounts and accrued interest under our loan and security agreements with Comerica Bank, approximately $3.2 million of the net proceeds in connection with our acquisition of Solution Q, Inc. and approximately $5.8 million of the net proceeds in connection with our acquisition of Mobile Commons, Inc. With the remaining net proceeds from our initial public offering, the Company plans to finance growth by investing in or acquiring complementary companies, products, or technologies, expanding its sales team, growing sales of its applications globally, and improving and enhancing its applications.
Item 5. Other Information
None.

Item 6. Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: December 22, 2014
Michael D. Hill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-198574	3.2	October 27, 2014

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-198574	3.4	October 27, 2014
4.1*	Specimen Common Stock Certificate

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
** The financial information contained in these XBRL documents is unaudited and these are not the official publicly filed financial statements of Upland Software, Inc. Investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions. In accordance with Rule 402 of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.