Form 10-Q/A
period 2014-09-30
Upland Software, Inc.
filed 2015-01-22
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-36720

UPLAND SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2992077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
401 Congress Avenue, Suite 1850
Austin, Texas 78701
(Address of principal executive offices) (Zip Code)
(512) 960-1010
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 19, 2014, there were 15,208,862 shares of the Registrant’s common stock outstanding.

Explanatory Note

Upland Software, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on December 22, 2014, solely to include the conformed signature of our chief financial officer on the signature page, which was unintentionally omitted from the Form 10-Q. The corrected signature page follows. The original signature page was fully executed on December 22, 2014 and was in our possession at the time of the filing of the Form 10-Q. No other changes have been made to the Original Report other than the one described above.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-Q or modify or update disclosures that may be affected by subsequent events. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: December 22, 2014	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer
(Principal Financial Officer)

Item 6. Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q/A, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: January 22, 2015	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-198574	3.2	October 27, 2014

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-198574	3.4	October 27, 2014
4.1	Specimen Common Stock Certificate	10-Q	001-36720	32.1	December 22, 2014

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-36720	32.1	December 22, 2014

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-36720	32.1	December 22, 2014

101.INS**	XBRL Instance Document	10-Q	001-36720	101.INS	December 22, 2014

101.SCH**	XBRL Taxonomy Extension Schema Document	10-Q	001-36720	101.SCH	December 22, 2014

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	001-36720	101.CAL	December 22, 2014

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	001-36720	101.DEF	December 22, 2014

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	10-Q	001-36720	101.LAB	December 22, 2014

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	001-36720	101.PRE	December 22, 2014
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