Form 10-K
period 2014-12-31
Upland Software, Inc.
filed 2015-03-31
CIK 1505155

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36720

Upland Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2992077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
401 Congress Ave., Suite 1850
Austin, Texas 78701
(512) 960-1010
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The registrant completed the initial public offering of its common stock on November 12, 2014. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 27, 2015, 15,257,797 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:
Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2015 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

PART I
Special Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our financial performance and our ability to achieve or sustain profitability or predict future results;

•	our ability to attract and retain customers;

•	our ability to deliver high-quality customer service;

•	the growth of demand for enterprise work management applications;

•	our ability to effectively manage our growth;

•	our ability to consummate and integrate acquisitions;

•	maintaining our senior management team and key personnel;

•	our ability to maintain and expand our direct sales organization;

•	our ability to obtain financing in the future on acceptable terms or at all;

•	our ability to adapt to changing market conditions and competition;

•	our ability to successfully enter new markets and manage our international expansion;

•	the operation and reliability of our third-party data centers;

•	our ability to adapt to technological change and continue to innovate;

•	economic and financial conditions;

•	our ability to integrate our applications with other software applications;

•	maintaining and expanding our relationships with third parties;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our ability to comply with privacy laws and regulations; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

Item  1.    Business
Company Overview
Upland is a leading provider of cloud-based enterprise work management software. We define enterprise work management software as software applications that enable organizations to plan, manage and execute projects and work. Our software applications help organizations better optimize the allocation and utilization of their people, time and money. We provide a family of cloud-based enterprise work management software applications for the information technology, process excellence, finance, professional services and marketing functions within organizations. Our software applications address a broad range of enterprise work management needs, from strategic planning to task execution.
The continued growth of an information-based economy driven by technological innovation and globalization is causing a fundamental shift in the way work is done. These changes have given rise to a large and growing group of knowledge workers who operate in dynamic work environments as part of geographically dispersed and virtual teams. McKinsey estimates that, as of May, 2013, there were more than 200 million knowledge workers globally. We believe that manual processes and legacy on-premise enterprise systems are insufficient to address the needs of the modern work environment. In order for knowledge workers to be successful, they need to interact with intuitive enterprise work systems in a collaborative way, including real-time access at any time, from anywhere and on any device. Today, legacy processes and systems are being disrupted and replaced by cloud-based enterprise work management software that improves visibility, collaboration and productivity.
In response to these changes, we are helping transform how work gets done by providing organizations and their knowledge workers with software applications that better align resources with business objectives and increase visibility, governance, collaboration and responsiveness to changes in the business environment. This results in increased work capacity, higher productivity and better execution. Our applications are easy-to-use, highly scalable and offer real-time collaboration for knowledge workers distributed on a local or global scale. Our applications address enterprise work challenges in the following categories:

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
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. As of December 31, 2014, we had more than 1,600 customers with over 225,000 users, excluding users under volume-based contracts, across a broad range of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, telecommunications, government, food and beverage, healthcare and life sciences.
We have achieved significant growth and scale in a relatively short period of time. Through a series of acquisitions, we have established a diverse family of software applications under the Upland brand, each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in fiscal 2012 to $41.2 million in fiscal 2013 and to $64.6 million in fiscal of 2014, representing an 81% and 57% period-over-period growth rate, respectively. See Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for more information regarding our revenue as it relates to domestic and foreign operations.
We recorded Adjusted EBITDA of $0.7 million, $2.6 million and $3.9 million in fiscal 2012, 2013 and 2014, respectively, and a net loss of $2.5 million, $9.2 million and $20.1 million in fiscal 2012, 2013 and 2014, respectively. See “Selected Consolidated Financial Data” for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable GAAP measure.
We were incorporated in Delaware in July 2010 under the name Silverback Acquisition Corporation, changed our name to Silverback Enterprise Group, Inc. in September 2011, and changed our name to Upland Software, Inc. in November 2013. Our principal executive offices are located at 401 Congress Avenue, Suite 1850, Austin, Texas 78701, and our telephone number is (512) 960-1010. Our website address is www.uplandsoftware.com. The information contained in, or that can be accessed through, our website is not intended to be incorporated by reference into this Annual Report on Form 10-K. We completed our initial public offering in November 2014 and our common stock is listed on the Nasdaq Global Market under the symbol “UPLD.” Unless the context requires otherwise, the words “Upland,” “Company,” “we,” “us,” and “our” refer to Upland Software, Inc. and its wholly owned subsidiaries.

Industry Background
A Rapidly Changing Business Environment
The continued growth of an information-based economy driven by technological innovation and globalization is causing a fundamental change in the business environment and the way work is done. To be successful, organizations must be able to quickly adapt to changes in this complex and rapidly evolving environment and optimize the utilization of their people, time and money. These changes have given rise to a large and growing group of knowledge workers who operate in dynamic work settings as part of geographically dispersed and virtual teams. To be successful, these knowledge workers must quickly synthesize, analyze and act on large amounts of information and collaborate effectively at any time, from anywhere and on any device.
Legacy Processes and Systems are Insufficient
Many organizations continue to utilize manual processes and traditional tools, such as paper-based techniques, spreadsheets and email, as well as legacy on-premise enterprise systems, to manage knowledge work. The limitations of these processes and systems include siloed and disparate information, limited visibility and transparency, poor collaboration among teams, lost productivity and misalignment of work efforts and overall business objectives. In addition, legacy on-premise enterprise systems can be expensive and time intensive to implement, inflexible and difficult to use, and costly to upgrade and maintain. Today, legacy processes and systems are being disrupted and replaced by cloud-based enterprise work management software that improves visibility, collaboration and productivity.
The Need for Cloud-Based Enterprise Work Management Software
Enterprise work management software is an emerging category of software applications that enable organizations to effectively plan, manage and execute projects and work in order to maximize work capacity, productivity and profitability. Recently, cloud computing and SaaS have begun to transform enterprise work management with rapid speed-to-value, low total cost of ownership and reduced financial risk. As a result of these benefits, the annual growth rate of the SaaS market is expected to be significantly greater than the worldwide application software market. IDC estimates that the worldwide SaaS applications market will grow at a compound annual growth rate of 19%, from $18 billion in 2012 to $42 billion in 2017, while the worldwide application software market will grow at a compound annual growth rate of 6%, from $168 billion to $225 billion in 2017. We believe the ability of cloud- based software to deliver a flexible, scalable, cost-efficient, easy-to-use and collaborative platform to knowledge workers distributed on a local or global scale will significantly accelerate the adoption of cloud-based enterprise work management software applications.
Cloud-based enterprise work management software applications can increase work capacity, productivity and profitability by reducing manual processes and isolated silos of information, and by enhancing collaboration across organizations. While cloud-based enterprise work management software applications may be adopted on an individual basis, we believe they deliver the greatest value when multiple applications are deployed, as an end-to-end management process for prioritizing, allocating, managing and monitoring resources and work throughout the enterprise. We provide a diverse offering of software applications that address a broad range of enterprise work management needs.
We currently participate in various areas of enterprise work management, including the markets that IDC identifies as worldwide project and portfolio management, worldwide business process management software, worldwide financial performance and strategy management applications, worldwide collaborative applications and worldwide content management software. In aggregate, IDC estimates these markets will exceed $32 billion globally in 2016. Within these markets our family of cloud-based software applications address enterprise work functions in program and portfolio management, project management and collaboration, workflow automation and enterprise content management, professional services automation and financial management. While these markets today are largely served by legacy on-premise enterprise systems, we believe there will continue to be increased market adoption of cloud-based enterprise work management software applications.

The Upland Approach
Our software applications are designed for the way people work today. Unlike legacy solutions, our applications have been developed with the unique requirements of today’s knowledge worker in mind. We enable knowledge workers to interact, collaborate and make business decisions using real-time information from a wide variety of sources, at any time, from anywhere and on any device.
Our award-winning family of cloud-based software applications deliver the functionality required to effectively plan, manage and execute projects and work. Our innovative applications allow our customers to more effectively manage the rapid pace of change and complexity in today’s work environment. Our applications are highly scalable, flexible and secure and provide our customers with a modern and intuitive user experience. Organizations currently use our applications in the following functional areas:

•
Information Technology. Information technology departments use our applications to manage a variety of information technology activities and resources, such as projects and application portfolios. Our applications help information technology departments ensure they are delivering against the objectives of the business by helping to select and prioritize the right investments, gain greater control of resource demand and allocation, and track and report benefit realization. Our applications enable executives to gain better insight into information technology spending to help prevent cost overruns and understand the nature of consumption. By enabling information technology teams to make more informed decisions with real-time visibility across the complete information technology portfolio, our applications empower information technology departments to shift from a cost center to a more strategic enterprise function.

•
Process Excellence. Process excellence, Lean Six Sigma and similar functional groups within organizations use our applications to facilitate critical process improvement efforts. Our applications help provide high-level visibility and tracking of process excellence programs, automate processes and streamline workflows while improving process governance. Process improvement and similar business transformation initiatives continue to be a key driver of corporate performance, especially among large global corporations.

•
Finance. Finance departments use our applications as a cost allocation tool to assess and validate proposed investments and initiatives of a particular line of business, as well as increase the visibility and governance of capital expenditures and cost-cutting projects and deepen the understanding of actual resource utilization and costs. Our applications help improve collaboration between finance departments and particular lines of business, in addition to streamlining compliance and accounting workflows.

•
Professional Services. Professional services organizations, such as consulting or software development firms, employ our applications to streamline service delivery and optimize utilization of billable resources. In addition, service- oriented departments within organizations, such as customer service and support teams, utilize our applications to more effectively budget, plan and track provision of services and improve capacity planning and forecasting.

•
Marketing. Marketing teams employ our applications to enhance their overall marketing effectiveness. We offer applications that help customers build their online and mobile brand presence, engage their target audiences, collaborate on the creation and publication of content, and gain increased control over marketing workflows, activities and budgets. Our applications empower marketing and communications organizations to more effectively manage the influx of projects, information, processes and systems necessary to meet today’s modern marketing requirements.

We believe our applications benefit customers in the following ways:

•
Our applications enable our customers to more effectively align programs, initiatives, investments and projects with overall business objectives, helping ensure the right work is done at the right time. This alignment drives increased productivity and optimizes the allocation and utilization of people, time and money within organizations.

•
Our applications help customers to more effectively manage projects and tasks by enabling real-time visibility, collaboration, structured workflows and access to the right content and information. This provides teams of distributed workers with clarity into priorities and expectations as well as the tools to execute effectively, resulting in increased productivity, transparency, accountability, and the ability to respond rapidly to change.

•
Our applications collect and make available real-time data regarding the planning, management and execution of projects and work processes across teams and business units This enables a more complete view of teams, projects and resources at anytime from anywhere.

•
Our applications provide analytics and reporting capabilities that transform disparate data in real-time into actionable intelligence, enabling users to make better informed business decisions. Our applications enable organizations to conduct dynamic and sophisticated “what-if” and scenario analyses that can improve their ability to respond effectively to changing business conditions.

•
Customers can easily access our cloud-based applications with an Internet browser. Our applications do not require large up-front software expenditures or significant ongoing infrastructure or information technology support. In addition, we provide a common user interface with a modern look and feel that ensures a consistent user experience across our applications.

•
Our applications are highly configurable, which provides us with flexibility to meet the unique business requirements of individual customers. Our applications are also scalable and are able to support large deployments while maintaining required performance levels. We provide tools to help our customers manage the critical elements of application security, including authentication, authorization and regulatory compliance.

Our Competitive Strengths
The following competitive strengths are keys to our success:

•	Large, attractive customer base. Our customer base is highly diverse and spans a broad array of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, telecommunications, government, food and beverage, healthcare and life sciences. We service customers of varying size, ranging from large global corporations and government agencies to small- and medium-sized businesses. We have a highly referenceable customer base that we leverage to help us acquire new customers. As of December 31, 2014, we had over 1,600 customers, with no customer accounting for more than 3% of our revenue.

•
Diversified family of software applications. We offer a family of software applications that addresses a broad range of enterprise work management needs, from strategic planning to task execution. We believe this benefits our customers as compared to many of our cloud-based competitors who offer only a single point solution for a more limited and discrete work management need. Our applications address the information technology, process excellence, finance, professional services and marketing functions within organizations.

•
Recurring revenue model with high visibility. We believe we have a highly attractive operating model due to the recurring nature of our subscription revenue, which results in greater visibility and predictability of future revenue and enhances our ability to effectively manage our business. In addition, the cloud-based nature of our model accommodates significant additional business volume with limited incremental costs, providing us with opportunities to improve our operating margins.

•
Proven M&A capability. We have a proven ability to successfully identify, acquire and integrate complementary businesses to grow our company, as evidenced by the eight acquisitions we have completed since the beginning of 2012. We have a dedicated and experienced corporate development team that continually monitors hundreds of companies in order to maintain a robust pipeline of potential acquisition candidates. We believe that our acquisition experience and strategy gives us a competitive advantage in identifying additional opportunities to expand our family of software applications to better serve our customers.

•
Experienced, proven management team. Our management team has significant operating experience and previously occupied key leadership roles at both private and public companies. In addition, our management’s extensive knowledge of the industry and experience in building businesses organically and through strategic acquisitions has enabled us to quickly establish a leading position within the enterprise work management software market.

•
Cloud-based platform. We deliver our software applications and functionality primarily through the cloud, with no hardware or software installation required by our customers. This delivery model allows us to provide reliable, cost-effective applications to our customers, add subscribers with minimal incremental expense and deploy new functionality and upgrades quickly and efficiently. We believe our cloud-based delivery model provides us with a competitive advantage over legacy processes and on-premise systems.

•
Commitment to customer success. We have a dedicated customer success organization whose mission is to drive adoption, value realization, retention and loyalty across our customer base. Our focus on enabling our customers’ success is a key reason our annual net dollar retention rate was 96% in fiscal 2014. Our commitment to customer success has enabled us to expand our footprint within organizations and facilitate the ongoing adoption of our enterprise work management software applications.

Our Strategy for Growth
Our objective is to be the world’s leading provider of enterprise work management software. The key elements of our strategy for growth are as follows:

•
Add new customers. We are expanding our direct sales and marketing capabilities in order to further grow our customer base. We also intend to expand our indirect sales channels through alliances with strategic partners that can leverage our applications with complementary services and technologies they provide. In addition, we continue to expand the range of integrations between our software and third-party applications and platforms, which we believe make our applications more attractive to a broader audience of potential customers.

•
Increase sales to existing customers. We believe there is a significant opportunity to expand the adoption of our applications within existing customers, particularly within divisions or departments that have not previously used our applications. We also intend to cross-sell additional applications to our existing customers, as very few of our customers currently use more than one of our applications. In addition, we intend to add new applications to our family of applications that will address additional functions within the enterprise work management spectrum. We believe these initiatives will significantly increase the value of our platform to our customers, further strengthen our competitive position and drive increased adoption of multiple applications by our customers.

•
Acquire complementary software businesses. We intend to pursue acquisitions of complementary technologies, products and businesses to enhance the features and functionality of our applications, expand our customer base and provide access to new markets and increased benefits of scale. Our dedicated and experienced corporate development team continually monitors hundreds of companies in order to maintain a robust pipeline of potential acquisition candidates, many of which are smaller scale or address only limited enterprise work management challenges, which often operate outside the scope of some of our larger competitors. We believe that our acquisition experience and strategy gives us a competitive advantage in identifying additional opportunities to expand our family of cloud-based applications to better serve our customers. We will prioritize acquisitions within the enterprise functions we currently serve, including information technology, process excellence, finance, professional services and marketing, as well as pursue acquisitions that serve other enterprise functions.

•
Expand globally. We believe there is a significant opportunity to grow sales of our applications globally. In fiscal 2014 and 2013, approximately 22% and 24%, respectively, of our revenue was derived from sales outside the United States. We intend to expand our business in Europe and evaluate future opportunities in Asia through the hiring of additional sales personnel, selective acquisitions and entering into strategic partnerships.

•
Improve and enhance applications. We will continue to invest in research and development and work closely with our customers to identify and improve new applications, features and functionalities that address customer requirements across the enterprise work management spectrum. We also intend to continue to expand the breadth of our applications with additional analytics, third-party integrations and social and mobile capabilities to meet the evolving needs of today’s knowledge workers. In addition, we will continue to implement our consistent user interface, with its modern look and feel and single sign-on capability, across all of our applications.

Our Products
We provide a family of cloud-based enterprise work management software applications under the Upland brand. Our applications are easy-to-deploy, highly configurable, scalable, flexible and secure. We provide applications for the information technology, process excellence, finance, professional services and marketing functions within organizations, as described below. These applications are delivered through a cloud infrastructure, with a consistent, modern, and intuitive user interface across all of our applications. We refer to this as the “Upland Experience.” Our cloud infrastructure has been designed to give us the ability to provide for single sign-on capability, responsive capabilities, analytics, and a shared application programming interface for integrating our family of software applications with each other and third-party applications.
Program and Portfolio Management. Our program and portfolio management application is used by our customers to gain high-level visibility across their organizations and improve their top-down governance of programs, initiatives, investments and projects without necessitating the detailed task and resource tracking required by legacy project management systems. Our customers use these capabilities to:

•	gather, develop and assess ideas and proposed investments;

•	prioritize and select projects and investments according to business value and strategic fit;

•	more effectively allocate resources in alignment with business objectives;

•	respond quickly to change with real-time visibility into status and the ability to evaluate the impact of potential changes; and

•	gauge performance against strategic objectives, execution-level indicators and financial metrics.
Our program and portfolio management application currently is used within the information technology, finance and process excellence functions of organizations.
Project Management and Collaboration. Our project management and collaboration application is used by our customers to improve collaboration and the execution of projects, unstructured work and unscheduled tasks. Our customers use these capabilities to:

•	plan and schedule projects and work in order to improve resource utilization;

•	gain real-time visibility into work status, issues and risks;

•	track costs associated with projects and work;

•	increase the quality and speed of execution with customizable templates and workflows; and

•	empower collaboration by providing shared online workspaces in which team members can collaborate in a social manner.
Our project management and collaboration application currently is used within the information technology, marketing and professional services functions of organizations.
Workflow Automation and Enterprise Content Management. Our workflow automation and enterprise content management applications are used by our customers to automate document-based workflows by capturing, storing and routing content, assigning work tasks and creating audit trails for operations such as healthcare records, loan processing, human resource processes and accounts receivable and payable processing. Our customers use these capabilities to:

•	empower collaboration by providing a way for employees to access, share and update content from anywhere;

•	streamline workflows by creating custom rules to process and route content for approval;

•	automatically capture, index, classify and organize enterprise content in a secure, central repository with document retention policies to meet business and compliance requirements; and

•	apply and enforce document retention policies to meet business and compliance requirements.
Our workflow automation and enterprise content management applications are currently used within the information technology, finance, marketing and process excellence functions of organizations.
Digital Engagement Management. Our digital engagement applications are used by customers to connect and communicate with their target markets in order to build brand relationships or drive a particular program outcome via website and mobile devices, providing a timely and highly relevant customer experience. Additionally, our digital engagement management applications are used by enterprise marketers and media companies to create, maintain and deliver websites that enhance and influence customer engagement. These applications empower non-technical staff to create, manage, publish, analyze and refine content and social media assets without information technology intervention. Our customers use these capabilities to:

•	streamline the process for creating and managing website content;

•	deliver more relevant, personalized content to website visitors based on the tracking of individual visitor behavior.

•	integrate user-generated content, such as polls, surveys, blogs, ratings and comments, into their websites;

•	engage entire target audiences with one-on-one text message conversations to achieve optimal results;

•	reach the correct person at exactly the right moment through list segmentation and scheduling;

•	provide timely alerts and reminders on important events based on user preferences;

•	respond to users instantly, answering questions via text message;

•	manage all mobile communications from a single place, keeping track of all users and actions;

•	analyze campaign performance at all levels and every action;

•	run surveys, polls and quizzes to gather information and engage users; and

•	ensure security and privacy of information through comprehensive policies, procedures and technical controls.
Professional Services Automation. Our professional services automation applications are used by customers to more effectively manage their project and service-based knowledge workers to better manage employee-related expenses and client billing while improving scheduling, utilization and alignment of human capital. Our customers use these capabilities to:

•	create resource capacity plans;

•	align available skills, expertise and capacity with project requirements;

•	more efficiently plan and schedule projects;

•	track resource and expense allocation for specific projects, activity types or budget categories;

•	analyze workforce performance;

•	streamline timesheet review, approval and reporting processes;

•	manage time, travel and entertainment expenses; and

•	streamline project cost reporting, billing and revenue recognition processes.
Our professional services automation applications currently are used within the information technology, marketing, finance, and professional services functions of organizations.
Financial Management. Our financial management application is used by our customers to gain visibility into the cost, quality and value of services the information technology and finance functions deliver to organizations. This increased transparency helps our customers improve alignment during planning and budgeting processes, and validate proposed investments and initiatives of a particular line of business. Our customers use these capabilities to:

•	quantify and understand the total cost of ownership of information technology applications and services;

•	establish product and unit-costing metrics for benchmarking and/or chargeback;

•	provide information technology and finance departments with the ability to chargeback business units for applications and services, including cloud services, based on metered consumption;

•	provide business managers with insights into their consumption of information technology services to better utilize information technology services with business goals and objectives;

•	leverage utilization and capacity metrics for “what-if” analysis and modeling;

•	analyze fixed versus variable information technology-related costs to identify opportunities for savings; and

•	support demand-based budgeting and forecasting processes.
Our financial management application currently is used within the information technology and finance functions of organizations.
Customers
As of December 31, 2014, we had more than 1,600 customers with over 225,000 users, excluding users under volume- based contracts. Our customers operate in a wide variety of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, and telecommunications, government, food and beverage, healthcare and life sciences, chemicals and travel and hospitality. No customer represented more than 3% of our revenue as of December 31, 2014. Our customers include:

Air Products and Chemicals, Inc.	Datacom Investments Pty Ltd	Memorial Sloan Kettering
Allstream Inc.	Eaton Corporation	Cancer Center
Autodesk Inc.	Gray Television Group, Inc.	NYSE Group, Inc.
HJ Baker & Bro, Inc.	Havi Global Solutions, LLC	PC Connection, Inc.
Bazaarvoice Inc.	JDA Inc.	ProQuest LLC
Broadridge Financial Solutions, Inc.	Johnson Controls, Inc.	Riverbed Technology, Inc.
CEVA Logistics Head Office BV	Lloyd’s Register Group Limited	RSA Security LLC
Coca-Cola Hellenic	Mariah Media, Network LLC	Save the Children UK
Columbus McKinnon Corporation	McGraw Hill Financial, Inc.	Swiss Reinsurance Company Ltd.

Sales and Marketing
Sales
We sell our software applications primarily through a direct sales organization comprised of inside sales and field sales personnel. We employ a land-and-expand go-to-market strategy. After we demonstrate the value of an initial application to an organization, our sales and account management teams work to expand the adoption of that initial application across the organization, as well as cross-sell additional applications to address other enterprise work management needs of the organization. Our direct sales team is organized by product line of business. All of our direct sales personnel sell our applications and professional services across multiple industries.
Marketing
Our marketing activities are designed to build awareness of the Upland brand and the individual product brands, generate thought leadership and create demand, resulting in leads and opportunities for our sales organizations. Our marketing programs target decision makers and influencers participating in a buying cycle, including the chief information officer, the chief marketing officer, the chief financial officer, the director of process excellence and other key technology and business managers. Our principal marketing programs include:

•	use of our website to provide information about us and our software applications, as well as educational opportunities for potential customers;

•	field marketing events for customers and prospective customers;

•	participation in, and sponsorship of, executive events, trade shows and industry events;

•	our user conferences;

•	integrated digital marketing campaigns, including email, online advertising, blogs and webinars;

•	public relations, analyst relations and social media initiatives; and

•	sales representatives who respond to incoming leads to convert them into new sales opportunities.
Customer Success
Our customer success organization is structured to manage all aspects of our post-sale customer lifecycle. This organization consists of dedicated teams with a mission to drive adoption of our applications, value realization, retention and loyalty across our customer base. Our customer success organization has four core functional areas with strategic focus on customer relationship management:

•
Customer Care. Our customer care team assists customers throughout their lifecycle with the Upland family of applications by making service offerings available to all customers as part of their standard customer agreements, including webinars, user group meetings and conferences. In particular, we hold a user conference featuring a variety of keynote and customer speakers, panelists and presentations. Conference attendees also gain insight into our recent application enhancements and participate in interactive sessions that give them the opportunity to express opinions on new features and functionality.

•
Professional Services. Our professional services team is responsible for coordinating all activities relating to the implementation, transition and on-boarding of new customers and assisting new customers with the addition of new applications to their accounts. Typical professional services engagements vary in length from a few weeks to several months depending on the size and scope of the engagement and are in addition to services provided under our standard customer agreement and are fee-based. In addition, our project managers and consultants work closely with our customers to provide services that help customers maximize the utility of our applications. Our continuing education services, known as Upland University, provide our clients with access to product tutorials and information on new applications and platform features, as well as offer tailored training programs to meet specific client needs.

•
Account Management. We assign each customer a regionally aligned account team with a relationship manager who functions as the customer’s single point of contact and advocate within Upland. Our account management teams are trained on all of our applications and work closely with the relationship manager to ensure that our customers receive high-quality consultative service.

•
Customer Support. We offer support from all of our office locations, as well as our offshore Center of Excellence in Egypt and India, to help our customers maximize the return on their investment in our applications. We provide 24/7 customer support around the world through our online customer support portal. In addition, our customer support team manages and administers the Upland customer community forum and knowledge base repository.

Our customer success organization manages programs to reinforce the ongoing business value of our applications and promote the Upland “customer for life” program. These service offerings include:

•	Health Checks and Program Reviews: Engages core users and business buyer sponsors to deliver a detailed scorecard and recommendation report.

•	Advisory and Retained Services: Provides access to a specific customer success contact with priority scheduling and periodic checkpoints.

•	System Deployment and Adoption Analysis: Analyzes system configuration and usage patterns, resulting in best practice recommendations on improving user adoption and compliance.

•
Consumption Review and Recommendations: Delivers best practice recommendations for implementation strategy and a roadmap proposal for aligning the system with customers’ evolving process maturity to increase application usage.

•	Success Services Program: Provides three service-level options tailored to maximize customers’ value relative to their specific needs.
Technology and Operations
Our cloud-based family of applications utilizes a multi-tenant architecture and our customers access our applications through a consistent user interface using a secure Internet connection through a standard web browser. We rely on generally available off-the-shelf software licensed from third parties. Our applications are easy to deploy, highly configurable, scalable, flexible and secure and provide our customers with a modern and intuitive user experience.
Our cloud-based infrastructure is designed to achieve better than 99.9% uptime, excluding planned downtime. We achieved 99.9% uptime for the year ended December 31, 2014. We use storage area network hardware at our data center locations that have been designed for high performance and data-loss prevention. We believe these systems have the capability and scalability to enable us to meet our anticipated growth for the foreseeable future.
We employ a modular application architecture to balance customer workloads across multiple servers and to provide a flexible method for scaling customers without impacting other parts of the server environment. This architecture is designed to allow us to provide the high levels of uptime required by our customers. We employ capacity planning techniques to ensure we have required capacity for our forecasted growth.
We offer high levels of security by segregating each customer’s data from the data of other customers and by limiting access to our platform to only those individuals authorized by our customers. We maintain a formal and comprehensive security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. We strictly regulate and limit all access to servers and networks at our production and remote backup facilities. Periodic security audits are conducted by an external third-party and include firewall penetration testing and vulnerability scans. In addition, sensitive customer data is encrypted. Encrypted backup files are transmitted over secure connections to a redundant server storage device in a secondary data center. Our data center facilities employ advanced measures to ensure physical integrity, including redundant power and cooling systems, and advanced fire and flood prevention.
All users are authenticated, authorized and validated before they can access our system. Users must have a valid user ID and associated password to log onto our user interface. Our configurable security model allows different groups of users to have different levels of access to our applications. Security groups and policies are delivered or can be created based on a customer’s unique access requirements.
We currently serve our customers from fourteen secure, third-party, American National Standards Institute Tier 3 data center facilities, located in San Diego, California; Los Angeles, California; Phoenix, Arizona; St. Louis, Missouri; Chicago, Illinois; Reston, Virginia; Newark, New Jersey; Denver, Colorado; Markham, Ontario; Toronto, Ontario; Seattle, Washington; Atlanta, Georgia;  Montreal, Quebec; and London, United Kingdom. Our data centers are designed to host computer systems with fully redundant subsystems and compartmentalized security zones. While we procure and operate all infrastructure equipment delivering our applications, third parties operate the data centers that we use. These facilities provide 24/7 security, biometric access controls, systems security, redundant networking, N+1 power and environmental controls. Our contracts with these third party data center providers are typically for a term of three years. While we believe that these data centers have sufficient capacity to meet our anticipated growth for the foreseeable future, we have instituted a new initiative to consolidate our data centers for higher efficiency.
We voluntarily obtain third-party security examinations relating to security and data privacy in accordance with the Service Organization Control (SOC) and Statement on Standards for Attestation Engagements (SSAE) No. 16, Reporting on Controls at a Service Organization. Our SOC examination is conducted every year by an independent third-party auditor and addresses, among other areas, our physical and environmental safeguards for production data centers, data availability and integrity procedures, change management procedures and logical security procedures.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development, our ability to rapidly introduce new features and functionality and our ability to improve proven applications for established markets in which we have competitive advantages. We work closely with our customers to continuously enhance the performance, functionality, usability, reliability and flexibility of our applications.
Our research and development organization is responsible for the design enhancements, development, testing and certification of our applications. In addition, we utilize contractors and offshore resources for our automated testing, managed upgrades, software development and other technology services. Our research and development expenses were $26.2 million, $10.3 million, $5.3 million in fiscal years 2014, 2013, and 2012, respectively. See audited financial statement Note 17 Related Party Transactions regarding an $11.2 million charge to research and development costs in fiscal 2014.
Competition
The overall market for enterprise work management software is rapidly evolving and subject to changing technology, shifting customer needs and frequent introductions of new applications. The intensity and nature of our competition varies significantly across our range of enterprise work management applications. We believe there are a limited number of direct competitors that provide a comprehensive cloud-based enterprise work management software offering. However, we face competition both from point solution providers, including legacy on-premise enterprise systems, and other cloud-based work management software vendors that may address one or more of the functional elements of our applications, but are not designed to address a broad range of enterprise work management needs. In addition, we face competition from manual processes and traditional tools, such as paper-based techniques, spreadsheets and email.
Our primary competitors for each of our enterprise work management applications currently include:

•	Program and Portfolio Management: Clarity (a division of Computer Associates), Changepoint, Instantis and Planview;

•	Project Management and Collaboration: Microsoft Project, AtTask and Clarizen;

•	Workflow Automation and Enterprise Content Management: Hyland Software, Laserfiche, OpenText, Perceptive Software (a division of Lexmark);

•	Digital Engagement Management: Adobe, Sitecore, ExactTarget and Vibes;

•	Professional Services Automation: Deltek, Infor, OpenAir (a product of NetSuite) and Replicon; and

•	Financial Management: Apptio, Hewlett Packard’s Information Technology Financial Management Solution and VMware’s Information Technology Business Management Suite.

We believe the principal competitive factors in our market include the following:

•	breadth and depth of application functionality;

•	ease of deployment and use of applications;

•	total cost of ownership;

•	levels of customer support satisfaction;

•	brand awareness and reputation;

•	capability for configurability, integration, scalability and reliability of applications;

•	ability to innovate and respond to customer needs rapidly; and

•	level of integration among applications and with other enterprise systems.
We believe that we compete favorably on the basis of these factors. Our ability to remain competitive will largely depend on the strength of our applications, the effectiveness of our sales and marketing efforts, the quality of our customer success organization and our ability to acquire complementary technologies, products and businesses to enhance the features and functionality of our applications.
Intellectual Property and Proprietary Rights
We primarily rely on a combination of copyright, trade secret, trademark and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our intellectual property and proprietary rights. We filed applications to register some of our trademarks, including UPLAND, “DO THE RIGHT WORK. DO THE WORK RIGHT” and our Upland Software logo, in the United States and certain other jurisdictions. In addition, as of December 31, 2014, we owned four issued U.S. patents and had four pending applications for U.S. patents.
Though we rely in part on our registered intellectual property, we believe that the most important factor in protecting our technology, and the competitive advantage we believe it provides, is the skill and know-how embodied in the functionality and frequent enhancements we make to our applications. Accordingly, in order to help prevent misuse and misappropriation of our technology, we include confidentiality and other protective provisions in our customer agreements and in our other agreements with employees, contractors, customers and other third parties, which limit access to, use of and disclosure of our proprietary information and technology.

Employees
As of December 31, 2014, we had 362 employees, including 72 in sales and marketing, 124 in customer success and 106 in product development. None of our employees are covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.
Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we believe would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.
Information about Segment and Geographic Revenue
We operate and manage our business as a single operating segment. See our consolidated financial statements for a discussion of revenues, operating loss, net loss and total assets. The Company’s revenues are principally generated in the United States, which accounted for 78%, 76%, and 75% of consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Revenues from international business accounted for 22%, 24%, and 25% of consolidated revenues for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company maintains offices and data centers in Montreal, Quebec and Toronto, Ontario and a data center in London, England. There are no other significant assets located outside of the United States.
Available Information
Our internet website address is www.uplandsoftware.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website including information on our corporate governance principles. Our website and information contained on or accessible through our website are not part of this Annual Report on Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

Item 1A.	Risk Factors
Risks Related to Our Business
We have a limited operating history and may be unable to achieve or sustain profitability or accurately predict our future results.
We were formed in July 2010 and acquired our first business and commenced operations in September 2011. Prior to September 2011, our business activity was devoted to raising capital, building infrastructure and reviewing potential acquisitions. As such, we have a very limited operating history of selling our products and professional services to third parties. Our limited operating history makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment. We incurred net losses of $20.1 million, $9.2 million, and $2.5 million in fiscal 2014, 2013, and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $35.2 million. Our losses in prior periods and accumulated deficit reflect the investments we have made to date to grow our business. We expect to have significant operating expenses in the future to further support and grow our business, including expanding the range of integrations between our software and third-party applications and platform, expanding our direct and indirect sales capabilities, pursuing acquisitions of complementary businesses, investing in our data center infrastructure and research and development and increasing our international presence, and as a result we may be unable to achieve or sustain profitability or accurately predict our future results. You should not consider our recent growth in revenue as indicative of our future performance, and we cannot assure you that we will achieve profitability in the future, nor that if we do become profitable, we will sustain profitability.
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
We have recently experienced a period of rapid growth in our personnel and operations. In particular, we increased our number of full-time employees from three as of December 31, 2011 to 362 as of December 31, 2014, and have also increased the size of our customer base. In addition, our revenue grew from $712,000 in fiscal 2011 to $64.6 million in fiscal 2014. Acquisitions are a primary component of our growth strategy and, as a result, we anticipate that we will continue to experience further rapid growth in our personnel and operations in the future. Our growth has placed, and future growth will place, a significant strain on our managerial, administrative, operational, financial and other resources. To manage the expected growth of our personnel and operations, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our applications, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
We have made and expect to continue to make acquisitions as a primary component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.
A primary component of our growth strategy has been to acquire complementary businesses to grow our company. For example, we acquired the businesses of PowerSteering Software, Inc., Tenrox Inc. and LMR Solutions, LLC, dba EPM Live, in fiscal 2012 and the businesses of FileBound Solutions, Inc. and Marex Group Inc., ComSci, LLC, and Clickability Inc., in fiscal 2013 and the businesses of Solution Q Inc. and Mobile Commons, Inc., in fiscal 2014 . We intend to continue to pursue acquisitions of complementary technologies, products and businesses as a primary component of our growth strategy to enhance the features and functionality of our applications, expand our customer base and provide access to new markets and increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example:

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
Our success depends in part upon the continued services of our key executive officers, including John T. McDonald, Michael D. Hill, and Timothy W. Mattox, as well as other key personnel. We do not have employment agreements with most of our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they may terminate employment with us at any time with no advance notice. The replacement of our senior management team or other key personnel likely would involve significant time and costs, and the loss of these employees may significantly delay or prevent the achievement of our business objectives.
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
On March 5, 2012, we entered into a loan and security agreement with Comerica Bank, as amended, the U.S. Loan Agreement. The U.S. Loan Agreement provides to us and certain of our subsidiaries, as co-borrowers, a secured accounts receivable revolving loan facility of up to $5.0 million and a secured term loan facility of up to $19.5 million, for a total loan facility of up to $24.5 million. On February 10, 2012, Tenrox Inc., a Canadian corporation and wholly-owned subsidiary entered into a loan and security agreement with Comerica Bank, as amended, the Canadian Loan Agreement. The Canadian Loan Agreement provides a secured accounts receivable revolving loan facility of up to $3.0 million and a secured term loan facility of up to $2.5 million, for a total loan facility of up to $5.5 million. As of December 31, 2014, there was a zero balance on the revolving loans and $16.5 million outstanding as term loans under the U.S. Loan Agreement. As of December 31, 2014, there was $3.0 million outstanding on the revolving loans and $0.4 million outstanding as term loans under the Canadian Loan Agreement.
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
Furthermore, the loan and security agreements require us and our subsidiaries to comply with certain financial covenants. The operating and other restrictions and covenants in the loan and security agreements and related guaranties and security agreements, and in any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in certain business activities, or expand or fully pursue our business strategies, or otherwise limit our discretion to manage our business. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, and we may not be able to meet those restrictions and covenants. For example, at December 31, 2014, we would have been in violation of certain financial covenants under the U.S. Loan Agreement and Canadian Loan Agreement. However, we obtained a waiver of compliance with such financial covenants from Comerica Bank through March 31, 2015 and on March 23, 2015 the facility was amended into 60-month facility as described in Note 18 to the financial statements. A breach of any of the restrictions and covenants could result in a default under the loan and security agreements, related guarantees and security agreements or any future financing arrangements, which could cause any outstanding indebtedness under the loan and security agreements or under any future financing arrangements to become immediately due and payable, and result in the termination of commitments to extend further credit.
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
Our primary competitors for each of our enterprise work management applications currently include:

•	Program and Portfolio Management: Clarity (a division of Computer Associates), Changepoint, Instantis and Planview;

•	Project Management and Collaboration: Microsoft Project, AtTask and Clarizen;

•	Workflow Automation and Enterprise Content Management: Hyland Software, Laserfiche, OpenText, Perceptive Software (a division of Lexmark), Adobe and Sitecore;

•	Digital Engagement Management: Adobe, Sitecore, ExactTarget and Vibes;

•	Professional Services Automation: Deltek, Infor, OpenAir (a product of NetSuite), and Replicon; and

•	Financial Management: Apptio, Hewlett Packard’s Information Technology Financial Management Solution and VMware’s Information Technology Business Management Suite.
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
A core component of our growth strategy is international expansion. For fiscal 2014 and 2013, we generated approximately 22% and 24%, respectively, of our revenue from sales outside the United States. We currently maintain international offices and have sales, marketing, support or research and development personnel in Canada and the United Kingdom. As we continue to expand our international footprint, we will be increasingly susceptible to the risks associated with international operations. We have a limited operating history outside of the United States and Canada and our ability to manage our international operations successfully requires significant resources and management attention and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, legal systems, alternative dispute systems and economic, political and regulatory systems. In addition, we expect to incur significant costs associated with expanding our international operations, including hiring personnel internationally. The risks and challenges associated with doing business internationally and our international expansion include:

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
Our data centers are vulnerable to damage or interruption from human error, malicious acts, earthquakes, hurricanes, tornadoes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. For example, certain of our data centers are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of this facility. The occurrence of a natural disaster or an act of terrorism, vandalism or other misconduct, a decision to close the data centers without adequate notice or other unanticipated problems could result in lengthy interruptions in availability of our applications.
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

•	breach of warranty or product liability claims;

•	sales credits or refunds for prepaid amounts related to unused subscription services;

•	canceled contracts and loss of customers;

•	diversion of development and customer service resources; and

•	injury to our reputation.

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
As of December 31, 2014, we had federal net operating loss carryforwards of approximately $45 million and research and development credit carryforwards of approximately $0.8 million, which begin expiring in 2017. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations. The annual limitation will result in the expiration of $16.2 million of net operating losses and $0.8 million of credit carryforwards before utilization. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.
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
We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies including, but not limited to: not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and to obtain stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We will remain an “emerging growth company” for up to five years, although, we would cease to be an “emerging growth company” upon the earliest of the first fiscal year following the fifth anniversary of the consummation of our initial public offering; the first fiscal year after our annual gross revenue is $1 billion or more; the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, or the Exchange Act. To the extent we take advantage of any of these reduced reporting burdens in this Annual Report or in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We are choosing to “opt out” of such extended transition period, however, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. The requirements of being a public company may strain our resources and divert management’s attention
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile, which could result in substantial losses for investors.
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
Sales of a substantial number of shares of our common stock in the public market by our existing stockholders following the expiration of their lock-up agreements with our underwriters could cause our stock price to fall.
The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. We, our directors and executive officers and other securityholders have agreed to lock-up agreements with the underwriters of our initial public offering that restrict us, our directors and executive officers, and these securityholders, subject to specified exceptions, from selling or otherwise disposing of any shares of our stock for a period of 180 days after November 5, 2014, without the prior consent of the underwriters. Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 27, 2015, we had 15,257,797 shares of common stock outstanding.
In addition, as of December 31, 2014, there were an additional 744,113 shares reserved for issuance upon exercise of outstanding stock awards issued under our stock-based compensation plans that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act. Moreover, as of December 31, 2014, holders of an aggregate of 6,834,476 shares of our common stock, or certain of their transferees, and the holders of 76,514 shares of common stock issuable upon exercise of warrants, will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also have registered shares of common stock that we may issue under our stock-based compensation plans, which can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144 under the Securities Act.
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
Our management has broad discretion over the use of the proceeds we received from our initial public offering and might not apply the proceeds in ways that increase the value of your investment.
Our management has broad discretion to use our net proceeds from our initial public offering, and you will be relying on the judgment of our management regarding the application of those proceeds. Our management might not apply the net proceeds of our initial public offering in ways that increase the value of your investment. As of December 31, 2014 the proceeds of our initial public offering have been used as follows: (i) approximately $1.8 million of the net proceeds to repay amounts under our loan and security agreements with Comerica Bank, approximately $3.3 million of the net proceeds in connection with our acquisition of Solution Q Inc. and approximately $5.7 million of the net proceeds in connection with our acquisition of Mobile Commons, Inc. We expect to continue to use the net proceeds from our initial public offering for working capital and other general corporate purposes, including to finance our growth by investing in or acquiring complementary companies, products or technologies, expanding our sales force, growing sales of our applications and improving and enhancing our applications. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds. Pending their use, we may invest the net proceeds from our initial offering in a manner that does not produce income or that loses value. These investments may not yield a favorable return to our investors. You will not have the opportunity to influence our decisions on how we use the net proceeds from our initial public offering.
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
Any provision of our certificate of incorporation and bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal offices are located in Austin, Texas where we occupy approximately 9,896 square feet of space under a sublease that expires in March, 2020. We occupy additional leased facilities of approximately 8,930 square feet in Cambridge, Massachusetts; approximately 16,987 square feet in Montreal, Quebec; approximately 22,950 square feet in Lincoln, Nebraska; approximately 9,645 square feet in Carlsbad, California; approximately 7,740 square feet in San Francisco, California, and approximately 7,488 square feet in Toronto, Ontario.
We also occupy additional leased facilities of less than 5,000 square feet each in Iselin, New Jersey, Brooklyn, New York and London, England. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.
Item 3.     Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we believe would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II
Item  5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Market, or NASDAQ, under the symbol “UPLD”. The following table sets forth for the periods indicated the high and low sales prices per share of our common stock as reported on by the NASDAQ.
On March 30, 2015, there were 78 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
The table below sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ for the periods indicated:

	Sales Price Per Share in 2014
Year Ended December 31, 2014	Low	High
Fourth Quarter (from November 6, 2014)	$8.60	$12.20
We have never declared or paid dividends on our common stock. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors. In addition, the terms of our loan and security agreement currently restrict our ability to pay dividends.

Performance Graph
Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Computer Technology Index and the S&P 500 Composite Index during the period commencing on November 6, 2014, the initial trading day of our common stock, and ending on December 31, 2014. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the S&P 500 Composite Index and the stocks represented in NASDAQ Computer Technology Index, and reinvestment of any dividends. The Computer Technology Index is designed to represent a cross section of widely-held U.S. corporations involved in various phases of the computer industry. The Index is market-value (capitalization) weighted, based on the aggregate market value of its 27 component stocks. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Recent Sales of Unregistered Securities

(1)
On January 27, 2014, we sold and issued 1,803,574 shares of our common stock to one investor at $0.0001 per share, for a total consideration of $1,100. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Section 4(2) of the Securities Act, as transactions by an issuer not involving a public offering.

(2)
On March 31, 2014, we granted options under our 2010 Plan to purchase 262,196 shares of common stock to our employees, directors and consultants, having an exercise price of $6.23 per share for an aggregate exercise price of $1,633,481. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act pursuant to a compensatory benefit plan approved by the registrant’s board of directors. (3) On April 12, 2014, we granted options under our 2010 Plan to purchase 819 shares of common stock to an employee, having an exercise price of $6.23 per share for an aggregate exercise price of $5,102. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

(4)
On June 9, 2014, we sold and issued 150 shares of common stock pursuant to an option exercise by the holder of a stock option issued under our 2010 Stock Plan, at a purchase price of $1.77 per share for a total consideration of $266. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

(5)
On August 4, 2014, we sold and issued 163 shares of common stock pursuant to an option exercise by the holder of a stock option issued under our 2010 Stock Plan, at a purchase price of $1.77 per share for a total consideration of $290. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

(6)
On September 2, 2014, we sold and issued 294,010 shares of common stock pursuant to a restricted stock grant issued under our 2010 Stock Plan, at a purchase price of $8.73 per share for a total consideration of $2,566,707. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

(7)
On September 2, 2014, we granted options under our 2010 Stock Plan to purchase 123,785 shares of common stock to our employees, directors and consultants, having an exercise price of $8.73 per share for an aggregate exercise price of $1,080,643. The issuance and sale of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

(8)
On November 5, 2014, we granted an aggregate of 41,664 shares of common stock to our non-employee directors pursuant to restricted stock grants under our 2014 Stock Plan. The issuance of these securities were deemed to be exempt from registration pursuant to Rule 701 promulgated under the Securities Act pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

(9)
On November 20, 2014, we issued an aggregate of 150,977 shares of common stock to stockholders of Solution Q Inc. in connection with our acquisition of Solution Q, all of which are unregistered shares. The shares of common stock were issued as acquisition consideration and were issued pursuant to an exemption from the registration requirements under Section 5 of the Securities Act of 1933 provided by Section 4(2) thereof.

(10)
On November 20, 2014, we issued an aggregate of 65,570 shares of restricted common stock, all of which are unregistered shares, to certain key executives and certain affiliates of the key executives of Solution Q Inc., which shares are subject to forfeiture obligations for a two-year period upon (i) voluntary resignation by the key executive from his employment with us or (ii) a termination of the key executive's employment by us or one of our subsidiaries for "cause" (as such term is defined in a stock restriction agreement between the key executive and us). The shares of restricted common stock were issued as consideration for services provided to us and were issued pursuant to an exemption from the registration requirements under Section 5 of the Securities Act of 1933 provided by Section 4(2) thereof.

(11)
On December 10, 2014, we agreed to issue an aggregate of 386,253 shares of common stock to stockholders of Mobile Commons in connection with our acquisition of Mobile Commons (of which (i) 316,747 shares were issued and outstanding as of December 31, 2014, (ii) 25,314 shares were reserved for issuance as of December 31, 2014 and (iii) 44,192 shares are being held in escrow for eighteen (18) months and subject to indemnification claims by the Company), all of which are unregistered shares. The shares of common stock were issued as acquisition consideration and were issued pursuant to an exemption from the registration requirements under Section 5 of the Securities Act of 1933 provided by Section 4(2) thereof.

Use of Proceeds
The Registration Statement on Form S-1 (File No. 333-198574) for our initial public offering of common stock was declared effective by the SEC on November 5, 2014. As of December 31, 2014 the proceeds of our initial public offering have been used as follows: (i) approximately $1.8 million of the net proceeds to repay amounts under our loan and security agreements with Comerica Bank, approximately $3.3 million of the net proceeds in connection with our acquisition of Solution Q Inc. and approximately $5.7 million of the net proceeds in connection with our acquisition of Mobile Commons, Inc. We expect to continue to use the net proceeds from our initial public offering for working capital and other general corporate purposes, including to finance our growth by investing in or acquiring complementary companies, products or technologies, expanding our sales force, growing sales of our applications and improving and enhancing our applications.
Issuer Purchases of Equity Securities
None.
Equity Compensation Plan Information
For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data
The following selected historical consolidated financial data below should be read in conjunction with Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes appearing in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.
The consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements appearing in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2012 are derived from our consolidated financial statements not included in this Annual Report on Form 10-K. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements beginning on the dates of acquisition, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of the results to be expected in the future, and our interim results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2014	2013	2012
	(in thousands except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$48,625	$30,887	$18,281
Perpetual license	2,787	2,003	641
Total product revenue	51,412	32,890	18,922
Professional services	13,162	8,303	3,841
Total revenue	64,574	41,193	22,763
Cost of revenue:
Subscription and support	14,042	7,787	4,189
Professional services	9,079	5,680	3,121
Total cost of revenue	23,121	13,467	7,310
Gross profit	41,453	27,726	15,453
Operating expenses:
Sales and marketing	14,670	10,625	6,331
Research and development	26,165	10,340	5,308
Refundable Canadian tax credits	(1,094)	(583)	(728)
General and administrative	13,561	6,832	4,574
Depreciation and amortization	4,310	3,670	1,812
Acquisition-related expenses	2,186	1,461	1,933
Total operating expenses	59,798	32,345	19,230
Loss from operations	(18,345)	(4,619)	(3,777)
Other expense:
Interest expense, net	(1,951)	(2,797)	(528)

Other income (expense), net	101	(431)	(65)
Total other expense	(1,850)	(3,228)	(593)
Loss before provision for income taxes	(20,195)	(7,847)	(4,370)
Provision for income taxes	78	(708)	72
Loss from continuing operations	(20,117)	(8,555)	(4,298)
Income (loss) from discontinued operations	—	(642)	1,791
Net loss	$(20,117)	$(9,197)	$(2,507)
Preferred stock dividends and accretion	(1,524)	(98)	(44)
Net loss attributable to common shareholders	$(21,641)	$(9,295)	$(2,551)

Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(4.43)	$(7.23)	$(5.78)
Income (loss) from discontinued operations per common share, basic and diluted	$—	$(0.54)	$2.39
Net loss per common share, basic and diluted	$(4.43)	$(7.77)	$(3.39)
Weighted-average common shares outstanding, basic and diluted	4,889,901	1,196,668	751,416

	December 31,
	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data (1):
Cash and cash equivalents	$30,988	$4,703	$3,892
Property and equipment, net	3,930	3,942	1,407
Intangible assets, net	34,751	34,747	26,388
Goodwill	45,146	33,630	21,093
Total assets	135,766	94,847	67,808
Deferred revenue	21,376	17,036	16,502
Total liabilities	64,369	60,191	44,495
Redeemable convertible preferred stock	—	50,538	27,492
Total stockholders’ equity (deficit)	71,397	(15,882)	(4,179)

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except %)
Other Financial Data:
Annualized recurring revenue value at year-end(1)	$56,800	$49,061	$27,093
Annual net dollar retention rate(2)	96%	90%	n/a
Adjusted EBITDA(3)	$3,851	$2,650	$720

(1)
Annualized recurring revenue value as of December 31 equals the monthly value of our recurring revenue contracts measured as of December 31 multiplied by 12. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Metrics” for additional discussion of this key metric.

(2)
We define annual net dollar retention rate as of December 31 as the aggregate annualized recurring revenue value at December 31 from those customers that were also customers as of December 31 of the prior fiscal year, divided by the aggregate annualized recurring revenue value from all customers as of December 31 of the prior fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Metrics” for additional discussion of this key metric.

(3)
We monitor our Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss, calculated in accordance with GAAP, plus discontinued operations, depreciation and amortization expense, interest expense, net, other income (expense), net, provision for income taxes, stock-based compensation expense, non-recurring litigation costs and acquisition-related expenses.

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net Loss	$(20,117)	$(9,197)	$(2,507)
Income (loss) from discontinued operations	—	642	(1,791)
Depreciation and amortization expense	7,457	5,310	2,472
Interest expense, net	1,951	2,797	528
Other expense (income), net	(101)	431	65
Provision for income taxes	(78)	708	(72)
Stock-based compensation expense	1,077	498	92
Acquisition-related expenses	2,186	1,461	1,933
Stock-based compensation expense --- related party vendor	11,220	—	—
Non-recurring litigation costs	256	—	—
Adjusted EBITDA	$3,851	$2,650	$720
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

•
our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, in the preparation of our annual operating budget, as a measure of our operating performance, to assess the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance because Adjusted EBITDA eliminates the impact of items that we do not consider indicative of our core operating performance; and

•
Adjusted EBITDA provides more consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our operations and also facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

The following table presents stock-based compensation and depreciation included in the respective line items in our Consolidated Statement of Operations:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Stock-based compensation:
Cost of Revenue	$49	$16	$—
Research and development	61	12	—
Sales and marketing	39	15	—
General and administrative	928	455	92
Total	$1,077	$498	$92

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Depreciation:
Cost of Revenue	$1,303	$455	$—
Research and development	—	—	—
Sales and marketing	—	—	—
General and administrative	987	348	325
Total	$2,290	$803	$325

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Amortization:
Cost of Revenue	$1,844	$1,185	$662
Research and development	—	—	—
Sales and marketing	—	—	—
General and administrative	3,323	3,322	1,487
Total	$5,167	$4,507	$2,149

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A: “Risk Factors.”
This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled Item 1A: “Risk Factors” above, which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended December 31 and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
Overview
Upland is a leading provider of cloud-based enterprise work management software. We define enterprise work management software as software applications that enable organizations to plan, manage and execute projects and work. Our software applications help organizations better optimize the allocation and utilization of their people, time and money. We provide a family of cloud-based enterprise work management software applications for the information technology, process excellence, finance, professional services and marketing functions within organizations. Our software applications address a broad range of enterprise work management needs, from strategic planning to task execution.
The continued growth of an information-based economy driven by technological innovation and globalization is causing a fundamental shift in the way work is done. These changes have given rise to a large and growing group of knowledge workers who operate in dynamic work environments as part of geographically dispersed and virtual teams. McKinsey estimates that, as of May, 2013, there were more than 200 million knowledge workers globally. We believe that manual processes and legacy on- premise enterprise systems are insufficient to address the needs of the modern work environment. In order for knowledge workers to be successful, they need to interact with intuitive enterprise work systems in a collaborative way, including real-time access at any time, from anywhere and on any device. Today, legacy processes and systems are being disrupted and replaced by cloud-based enterprise work management software that improves visibility, collaboration and productivity.

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

•
Financial Management: Enables customers to have visibility into the cost, quality and value of internal services delivered within their organizations, which helps improve alignment during planning and budgeting processes, and better assess and validate proposed investments and initiatives of a particular line of business.

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
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. As of December 31, 2014, we had more than 1,600 customers with over 225,000 users, excluding users under volume-based contracts, across a broad range of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, telecommunications, government, food and beverage, healthcare and life sciences.
We have achieved significant growth and scale in a relatively short period of time. Through a series of acquisitions, we have established a diverse family of software applications under the Upland brand, each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in fiscal 2012 to $41.2 million in fiscal 2013 and to $64.6 million in fiscal of 2014, representing an 81% and 57% period-over-period growth rate, respectively. See Note 16 of the Notes to Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the years ended December 31, 2014, 2013, and 2012, our subscription and support revenue accounted for 75%, 75% and 80%, respectively of our total revenue in both periods. Our customer agreements for program and portfolio management, project management and collaboration, and professional services automation typically are sold on a per-seat basis with terms varying from one to three years, paid in advance. Our customer agreements for workflow automation and enterprise content management and financial management historically have been sold on a volume basis with a one-year term, paid in advance. We generally seek to enter into multi-year contracts with our customers when possible. In each case, our customer agreements provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats or total minimum contracted volume a customer is entitled to use as part of its subscription, but these seats or minimum contracted volume may not be fully utilized over the term of the agreement. In addition, where customers exceed the minimum contracted volume, additional overage fees are billed in arrears.
Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the years ended December 31, 2014, 2013, and 2012, our perpetual license revenue accounted for 4%, 5%, and 3% of our total revenue, respectively. We expect perpetual license revenue to decrease as a percentage of revenue in the future. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue.
Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the years ended December 31, 2014, 2013, and 2012, our professional services revenue accounted for 21%, 20%, and 17%, respectively. We expect the proportional revenue contribution of product and professional services revenue to shift more to product revenue and less to professional services revenue in future periods.
We sell our software applications primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition to our direct sales organization, we have an indirect sales organization, which sells to distributors and value-added resellers. We employ a land-and-expand go-to-market strategy. After we demonstrate the value of an initial application to an organization, our sales and account management teams work to expand the adoption of that initial application across the organization, as well as cross-sell additional applications to address other enterprise work management needs of the organization. Our customer success organization supports our direct sales efforts and our professional services organization by managing the post-sale customer life cycle. To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses to enhance the features and functionalities of our applications, expand our customer base and provide access to new markets and increased benefits of scale. We will prioritize acquisitions within the enterprise functions we currently serve, including information technology, process excellence, finance, professional services and marketing, as well as pursue acquisitions that serve other enterprise functions. Consistent with our growth strategy, we made eight acquisitions in 2014, 2013, and 2012.
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
2014 Acquisitions
In November 2014, the Company acquired 100% of the outstanding capital of Solution Q Inc. (Solution Q) for total purchase consideration of $6.1 million, which includes cash of $4.5 million, net of $0.4 million of cash acquired, and 150,977 shares of the Company’s common stock with a fair value of $1.6 million. Solution Q provides mid-market organizations an easy-to-use, turnkey solution for their project management and portfolio visibility needs. Revenues recorded since the acquisition date for the year ended December 31, 2014 were approximately $0.3 million.
In December 2014, the Company acquired 100% of the outstanding capital of Mobile Commons, Inc. (Mobile Commons) for total purchase consideration of $10.2 million including cash of $5.7 million, net of $0.3 million of cash acquired, 386,253 shares of common stock valued at $4.5 million and excluding potential additional consideration for incremental additional revenue described below. The Company agreed to pay additional consideration of up to $1.5 million in both cash and common stock to the selling shareholders of Mobile Commons based on the achievement of certain incremental revenue targets during fiscal 2015. The acquisition-date fair value of the contingent payment was measured based on the probability-adjusted present value of the consideration expected to be transferred, which amounted to $0.5 million. Mobile Commons’ enterprise-class application drives and manages digital engagement through two-way SMS programs and campaigns. Revenues recorded since the acquisition date for the year ended December 31, 2014 were approximately $0.5 million.
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
Initial Public Offering
In November 2014, we completed an initial public offering (the “IPO”), in connection with which we issued 3,846,154 shares of common stock for proceeds of $38.8 million, net of underwriting discounts and commissions and other offering costs. See Note 11 to the audited consolidated financial statements included elsewhere in this Annual Report for further details.

Key Metrics
In addition to the GAAP financial measures described below in “—Components of Operating Results,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except %)
Other Financial Data:
Annualized recurring revenue value at year-end(1)	$56,800	$49,061	$27,093
Annual net dollar retention rate(2)	96%	90%	n/a
Adjusted EBITDA(3)	$3,851	$2,650	$720

(1)
Annualized recurring revenue. The value as of December 31 equals the monthly value of our recurring revenue contracts measured as of December 31 multiplied by 12. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Metrics” for additional discussion of this key metric.

(2)
Annual net dollar retention rate. We define annual net dollar retention rate as of December 31 as the aggregate annualized recurring revenue value at December 31 from those customers that were also customers as of December 31 of the prior fiscal year, divided by the aggregate annualized recurring revenue value from all customers as of December 31 of the prior fiscal year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Metrics” for additional discussion of this key metric.

(3)
Adjusted EBITDA. We monitor our Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss, calculated in accordance with GAAP, plus discontinued operations, depreciation and amortization expense, interest expense, net, other expense (income), net, provision for income taxes, stock-based compensation expense, acquisition-related expenses, and non-recurring litigation costs.

The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net loss	$(20,117)	$(9,197)	$(2,507)
Income (loss) from discontinued operations	—	642	(1,791)
Depreciation and amortization expense	7,457	5,310	2,472
Interest expense, net	1,951	2,797	528
Other expense (income), net	(101)	431	65
Provision for income taxes	(78)	708	(72)
Stock-based compensation expense	1,077	498	92
Acquisition-related expenses	2,186	1,461	1,933
Stock-based compensation expense --- related party vendor	11,220	—	—
Non-recurring litigation costs	256	—	—
Adjusted EBITDA	$3,851	$2,650	$720
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

•	Adjusted EBITDA may not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;

•	Adjusted EBITDA does not reflect interest or tax payments that could reduce cash available for use; and,

•	other companies, including companies in our industry, might calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as comparative measures.

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
Research and development. Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead and costs of certain third-party contractors. Research and development costs related to the development of our software applications are generally recognized as incurred. For example, we are parties to a technology services agreement pursuant to which we generally recognize expenses for services as they are received. See Note 17 of the Notes to Consolidated Financial Statements for more information regarding how expenses under such agreement are recognized. We have devoted our product development efforts primarily to enhancing the functionality, and expanding the capabilities, of our applications. We expect that our research and development expenses will continue to increase in absolute dollars as we increase our research and development headcount to further strengthen and enhance our applications.
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
Provision for Income Taxes
Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. We have historically not recorded any material provision for federal or state income taxes, other than deferred taxes related to tax deductible goodwill and current taxes in certain separate company filing states. The balance of the tax provision for fiscal years ended December 31, 2014, 2013, and 2012, outside of tax deductible goodwill and current taxes in separate filing states, is related to foreign income taxes, primarily operations of our Canadian subsidiaries. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited.

Results of Operations
Consolidated Statements of Operations Data
The following tables set forth our results of operations for the specified periods, as well as our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.
.

	Year Ended December 31,
	2014		2013		2012
Consolidated Statements of Operations Data:	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(in thousands, except share and per share data)
Revenue:
Subscription and support	$48,625	75%	$30,887	75%	$18,281	80%
Perpetual license	2,787	4%	2,003	5%	641	3%
Total product revenue	51,412	79%	32,890	80%	18,922	83%
Professional services	13,162	21%	8,303	20%	3,841	17%
Total revenue	64,574	100%	41,193	100%	22,763	100%
Cost of revenue:
Subscription and support(1)(2)	14,042	22%	7,787	19%	4,189	18%
Professional services(1)	9,079	14%	5,680	14%	3,121	14%
Total cost of revenue	23,121	36%	13,467	33%	7,310	32%
Gross profit	41,453	64%	27,726	67%	15,453	68%
Operating expenses:
Sales and marketing(1)	14,670	23%	10,625	26%	6,331	28%
Research and development(1)	26,165	41%	10,340	25%	5,308	23%
Refundable Canadian tax credits	(1,094)	(2)%	(583)	(1)%	(728)	(3)%
General and administrative(1)	13,561	21%	6,832	17%	4,574	20%
Depreciation and amortization	4,310	7%	3,670	9%	1,812	8%
Acquisition-related expenses	2,186	3%	1,461	3%	1,933	8%
Total operating expenses	59,798	93%	32,345	79%	19,230	84%
Loss from operations	(18,345)	(29)%	(4,619)	(12)%	(3,777)	(16)%
Other Expense:
Interest expense, net	(1,951)	(3)%	(2,797)	(7)%	(528)	(2)%
Other income (expense), net	101	—%	(431)	(1)%	(65)	(1)%
Total other expense	(1,850)	(3)%	(3,228)	(8)%	(593)	(3)%
Loss before provision for income taxes	(20,195)	(32)%	(7,847)	(20)%	(4,370)	(19)%
Provision for income taxes	78	1%	(708)	(1)%	72	—%
Loss from continuing operations	(20,117)	(31)%	(8,555)	(21)%	(4,298)	(19)%
Income (loss) from discontinued operations	—		(642)		1,791
Net loss	$(20,117)	(31)%	$(9,197)	(21)%	$(2,507)	(19)%
Preferred stock dividends and accretion	(1,524)	(3)%	(98)	(2)%	(44)	8%
Net loss attributable to common shareholders	$(21,641)	(34)%	$(9,295)	(23)%	$(2,551)	(11)%
Net loss per common share(3):
Loss from continuing operations per common share, basic and diluted	$(4.43)		$(7.23)		$(5.78)
Loss from discontinued operations per common share, basic and diluted	$—		(0.54)		2.39
Net loss per common share, basic and diluted	$(4.43)		$(7.77)		$(3.39)
Weighted-average common shares outstanding, basic and diluted	4,889,901		1,196,668		751,416

(1)	Includes stock-based compensation.

(2)	Includes depreciation and amortization of $3,162,000 $1,640,000 and $660,000 in 2014, 2013, and 2012, respectively.

(3)
See Note 8 to our consolidated financial statements included elsewhere in this 10-K for a discussion and reconciliation of historical net loss attributable to common stockholders and weighted average shares outstanding for historical basic and diluted net loss per share calculations.

Comparison of Fiscal Years Ended December 31, 2014 and 2013
Revenue

	Year Ended December 31,
	2014		2013		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$48,625	75%	$30,887	75%	$17,738	57%
Perpetual license	2,787	4%	2,003	5%	784	39%
Total product revenue	51,412	79%	32,890	80%	18,522	56%
Professional services	13,162	21%	8,303	20%	4,859	59%
Total revenue	$64,574	100%	$41,193	100%	$23,381	57%
Total revenue was $64.6 million in 2014, compared to $41.2 million in 2013, an increase of $23.4 million, or 57%. Of the increase in total revenue, $21.7 million was due to the 2013 and 2014 acquisitions. The remaining $1.7 million increase in total revenue was due to the organic portion of our business. Additionally, total revenue from our Canada operations were $1.2 million lower in 2014 compared to 2013 due to the change in the foreign currency exchange rate between the Canadian dollar versus the U.S. dollar for those periods. Therefore, on a constant currency basis, our organic revenue increased organically by $2.9 million, or 7%.
Subscription and support revenue increased $17.7 million, or 57%, in 2014 as compared to 2013. Of the increase in subscription and support revenue, $17.3 million was due to the 2013 and 2014 acquisitions. The organic portion of our business contributed $0.4 million to the subscription and support revenue. Additionally, subscription and support revenue from our Canada operations were $0.9 million lower in 2014 compared to 2013 due to the change in the foreign currency exchange rate between the Canadian dollar versus the U.S. dollar for those periods. Therefore, on a constant currency basis, our organic subscription and support revenue increased organically by $1.3 million, or 4%.
Perpetual license revenue increased $0.8 million, or 39%, in 2014 as compared to 2013. The 2013 and 2014 acquisitions contributed $0.9 million in perpetual license revenue in 2014 as compared to 2013. This increase was partially offset by a $0.1 million decrease in the organic portion of our business. Additionally, perpetual license revenue from our Canada operations were $0.1 million lower in 2014 compared to 2013 due to the change in the foreign currency exchange rate between the Canadian dollar versus the U.S. dollar for those periods.
Professional services revenue increased $4.9 million, or 59%, in 2014 as compared to 2013. Of the increase in professional services revenue, $3.6 million was due to the 2013 and 2014 acquisitions. The organic portion of our business contributed an increase of $1.3 million to professional services revenue. Additionally, professional services revenue from our Canada operations were $0.2 million lower in 2014 compared to 2013 due to the change in the foreign currency exchange rate between the Canadian dollar versus the U.S. dollar for those periods. Therefore, on a constant currency basis, our organic professional services revenue increased organically by $1.5 million, or 18%.

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2014		2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$14,042	22%	$7,787	19%	$6,255	80%
Professional Services	9,079	14%	5,680	14%	3,399	60%
Total cost of revenue	$23,121	36%	$13,467	33%	$9,654	72%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$1,303	2%	$455	1%	$848	4%
Amortization	$1,844	3%	$1,185	3%	$659	3%
Cost of subscription and support revenue was $14.0 million in 2014, compared to $7.8 million in 2013, an increase of $6.3 million, or 80%. Of the increase in cost of subscription and support revenue, $5.3 million was due to the 2013 and 2014 acquisitions. The acquisitions contributed a $1.4 million increase in travel and related costs, a $1.3 million increase in depreciation and amortization, a $1.2 million increase in personnel and related costs, a $0.8 million increase in data center hosting fees, a $0.4 million increase in software fees, a $0.1 million increase in contractor fees, and a $0.1 million increase in the facility allocation. Cost of subscription and support revenue for the organic portion of our business increased $1.0 million primarily due to a $1.2 million increase in personnel and related costs, a $0.5 million increase in server license and software fees, a $0.4 million increase in contractor fees, a $0.2 million increase in data center hosting fees, and a $0.2 million increase in depreciation and amortization. These increases were partially offset by a $1.5 million decrease in travel and related costs and a $0.1 million decrease in recruiting fees.
Cost of professional services revenue was $9.1 million in 2014, compared to $5.7 million in 2013, an increase of $3.4 million, or 60%. Of the increase in cost of professional services revenue, $2.3 million was due to the 2013 and 2014 acquisitions. The acquisitions contributed a $1.3 million increase in personnel and related costs and a $1.0 million increase in contractor fees. Cost of professional services revenue for the organic portion of our business increased $1.1 million primarily due to a $0.5 million increase in personnel and related costs, a $0.4 million increase in other operating expenses primarily due to an accounting reclass entry within cost of revenue, and a $0.2 million increase in contractors.

Operating Expenses

Sales and Marketing Expense

	Year Ended December 31,
	2014		2013		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Sales and marketing	$14,670	23%	$10,625	26%	$4,045	38%
Sales and marketing expense was $14.7 million for 2014, compared to $10.6 million for 2013, an increase of $4.0 million, or 38%. Of the increase in sales and marketing, $2.6 million was attributable to the 2013 and 2014 acquisitions. The increase from acquisitions was due to a $1.9 million increase in personnel and related costs, a $0.4 million increase in marketing programs and trade shows, a $0.2 million increase in contractor fees, and a $0.1 million increase in bad debt expense. Sales and marketing expense for the organic portion of our business increased $1.4 million primarily due to a $0.3 million increase in contractor fees, a $0.3 million increase in personnel and related costs, a $0.2 million increase in software fees, a $0.2 million increase in travel and related costs, a $0.1 million increase in recruiting fees, and a $0.1 million increase in marketing subscriptions.

Research and Development Expense

	Year Ended December 31,
	2014		2013		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Research and development:
Research and development	$26,165	41%	$10,340	25%	$15,825	153%
Refundable Canadian tax credits	(1,094)	(2)%	(583)	(1)%	(511)	88%
Total research and development	$25,071	39%	$9,757	24%	$15,314	157%
Research and development expense was $26.2 million for 2014, compared to $10.3 million for 2013, an increase of $15.8 million, or 153%. In January 2014, we issued 1,803,574 shares of common stock in connection with an amendment of a technology services agreement with a related party and took a non-cash charge of $11.2 million. Our agreement with the related party is viewed as a fixed purchase commitment contract that obligates us to annual purchase commitments even if we do not take delivery of the contracted services. Since the amended agreement still requires payments for future services that we believe are not discounted from amounts charged to other customers, we believe the fair value of the common stock consideration provided to the related party to amend the agreement does not represent an asset and, accordingly, was expensed immediately. The remaining $1.0 million increase in research and development expense for our organic businesses was primarily due to a $0.7 million increase in personnel and related costs, a $0.1 million increase in travel and related costs, and a $0.1 million increase in software and equipment expense. The 2013 and 2014 acquisitions contributed a $3.6 million increase in research and development expense primarily due to a $3.2 million increase in personnel and related costs, and a $0.3 million increase in contractor fees.
Refundable Canadian tax credits were $1.1 million for 2014 compared to $0.6 million for 2013 an increase of $0.5 million, or 88%. This increase is primarily due to favorable Canadian Revenue Agency tax audit results.

General and Administrative Expense

	Year Ended December 31,
	2014		2013		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
General and administrative	$13,561	21%	$6,832	17%	$6,729	98%
General and administrative expense was $13.6 million for 2014, compared to $6.8 million for 2013, an increase of $6.7 million, or 98%. Of the increase in general and administrative expenses, $4.0 million is from the organic businesses due to a $1.0 million increase in outsourced legal (including $0.3 million of non-recurring litigation costs incurred during the quarter ended December 31, 2014), audit, tax, and human resource fees, a $1.0 million increase in contractor fees, a $0.5 million increase in recruiting fees, a $0.5 million increase in employee stock-based compensation expense, a $0.4 million increase in management fee allocations, a $0.4 million increase in software and equipment related expenses, and a $0.2 million increase in travel and related costs. The remaining $2.7 million increase in general and administrative expense was attributable to the 2013 and 2014 acquisitions. The acquisitions contributed a $1.5 million increase in personnel and related costs, a $0.8 million increase in facility and other office related expenses, a $0.2 million increase in contractor fees, and a $0.1 million increase in recruiting and outsourced service fees.

Depreciation and Amortization Expense

	Year Ended December 31,
	2014		2013		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$987	2%	$348	1%	$639	184%
Amortization	3,323	5%	3,322	8%	1	—%
Total depreciation and amortization	$4,310	7%	$3,670	9%	$640	17%
Depreciation and amortization expense was $4.3 million for 2014, compared to $3.7 million for 2013, an increase of $0.6 million, or 17%. The 2013 and 2014 acquisitions contributed $1.3 million to the increase with the majority resulting from amortization expense. The organic businesses contributed a $0.7 million decrease primarily due to the $1.1 million impairment charge of the PowerSteering trade name that occurred in 2013. See Note 5 of the Notes to Consolidated Financial Statements for more information regarding the impairment charge which is noted in Goodwill and Other Intangible Assets.

Acquisition-related Expenses

	Year Ended December 31,
	2014		2013		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Acquisition-related expenses	$2,186	3%	$1,461	3%	$725	50%
One-time acquisition related expense was $2.2 million for 2014, compared to $1.5 million for 2013, an increase of $0.7 million, or 50%. The increase was due to acquisition-related expenses for the acquisitions we closed in late 2013, being incurred partially in 2014, and the acquisitions we closed in late 2014 also being incurred and accrued in 2014.

Other Expense, net

	Year Ended December 31,
	2014		2013		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Other Expense:
Interest expense, net	$(1,951)	(3)%	$(2,797)	(7)%	$846	(30)%
Other income (expense), net	101	—%	(431)	(1)%	532	(123)%
Total other expense	$(1,850)	(3)%	$(3,228)	(8)%	$1,378	(43)%
Interest expense was $2.0 million for 2014, compared to $2.8 million for 2013, a decrease in interest expense of $0.8 million, or 30%. The decrease was primarily due to the effect of a beneficial conversion feature on convertible promissory notes payable which resulted in higher non-cash interest expense for 2013.
Other income was $0.1 million for 2014, compared to other expense of $0.4 million for 2013, a decrease in expense of $0.5 million, or 123%. The decrease in other expense was primarily due to gains on foreign currency translation.
Benefit from (Provision for) Income Taxes

	Year Ended December 31,
	2014		2013		Change
	(dollars in thousands)
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
Benefit from (Provision for) Income Taxes	$78	1%	$(708)	(1)%	$786	(111)%
Benefit from income taxes was $0.1 million for 2014, compared to the provision for income taxes of $0.7 million for 2013, a decrease in provision for income taxes of $0.8 million, or 111%. In 2014 and 2013, we recorded income taxes that were principally attributable to state and foreign taxes, other than deferred taxes related to tax deductible goodwill. The foreign benefit for income taxes in 2014 is attributable to changes in deferred taxes, primarily generation of a net operating loss for the current year in Canada. Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Code and similar state provisions. In the event we have subsequent changes in ownership, including as a result of this offering, the availability of net operating losses and research and development credit carryovers could be further limited.

Comparison of Fiscal Years Ended December 31, 2013 and 2012
Revenue

	Year Ended December 31,
	2013		2012		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$30,887	75%	$18,281	80%	$12,606	69%
Perpetual license	2,003	5%	641	3%	1,362	212%
Total product revenue	32,890	80%	18,922	83%	13,968	74%
Professional services	8,303	20%	3,841	17%	4,462	116%
Total revenue	$41,193	100%	$22,763	100%	$18,430	81%
Subscription and support revenue increased $12.6 million, or 69%, in fiscal 2013 as compared to fiscal 2012. Substantially all of the increase in subscription and support revenue during fiscal 2013 resulted from the acquisitions of FileBound and ComSci in fiscal 2013, as well as the inclusion of the full year of ownership of our 2012 acquisitions.
Perpetual license revenue increased $1.4 million, or 212%, in fiscal 2013 as compared to fiscal 2012. Substantially all of increase in perpetual license revenue resulted from our acquisition of FileBound during fiscal 2013, as well as the inclusion of the full year of ownership of EPM Live, both of which offer perpetual license software products.
Professional services revenue increased $4.5 million, or 116%, in fiscal 2013 as compared to fiscal 2012. Substantially all of the increase resulted from the acquisitions of FileBound and ComSci in fiscal 2013, as well as the inclusion of the full year of ownership of our 2012 acquisitions, all of which provide professional services revenue.

Cost of Revenue

	Year Ended December 31,
	2013		2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$7,787	19%	$4,189	18%	$3,598	86%
Professional Services	5,680	14%	3,121	14%	2,559	82%
Total cost of revenue	$13,467	33%	$7,310	32%	$6,157	84%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$455	1%	$—	—%	$455	na
Amortization	$1,185	3%	$660	3%	$525	80%
Cost of subscription and support revenue increased $3.6 million, or 86%, in fiscal 2013 as compared to fiscal 2012. This increase was primarily a result of $1.6 million of increased personnel and related costs associated with the acquisitions from fiscal 2012 to fiscal 2013.
Cost of professional services revenue increased $2.6 million, or 82%, in fiscal 2013 as compared to fiscal 2012. This increase was primarily a result of $2.5 million of increased personnel and related costs associated with the acquisitions from fiscal 2012 to fiscal 2013.
Operating Expenses

Sales and Marketing

	Year Ended December 31,
	2013		2012		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Sales and marketing	$10,625	26%	$6,331	28%	$4,294	68%
Sales and marketing expenses increased $4.3 million, or 68%, in fiscal 2013 as compared to fiscal 2012. The increase was primarily due to an increase of $2.6 million in personnel and related costs associated with acquisitions. We also incurred $1.3 million of increased marketing expenses mainly in the form of a new company-branding campaign and marketing events, including our first user conference in the fourth quarter of 2013.

Research and Development

	Year Ended December 31,
	2013		2012		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Research and development:
Research and development	$10,340	25%	$5,308	23%	$5,032	95%
Refundable Canadian tax credits	(583)	(1)%	(728)	(3)%	145	(20)%
Total research and development	$9,757	24%	$4,580	20%	$5,177	113%
Research and development expenses increased $5.0 million, or 95%, in fiscal 2013 as compared to fiscal 2012. The increase was primarily due to an increase of $1.9 million in personnel and related costs and an increase of $1.0 million in outsourced contractor fees each associated with acquisitions, as well as an increase of $1.1 million in fees pursuant to a third-party technology services agreement. Each of these costs related to enhancing existing applications and adding new functionality to our applications.
Refundable Canadian tax credits decreased $0.1 million, or 20%, in fiscal 2013 as compared to fiscal 2012. The decrease was due to fewer costs incurred by our Canadian subsidiary in 2013 that were eligible for reimbursement pursuant to local Canadian government programs.

General and Administrative

	Year Ended December 31,
	2013		2012		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
General and administrative	$6,832	17%	$4,574	20%	$2,258	49%
General and administrative expenses increased $2.3 million, or 49%, in fiscal 2013 as compared to fiscal 2012. The increase was primarily due to an increase of $2.3 million in personnel and related costs associated with acquisitions.
Depreciation and Amortization

	Year Ended December 31,
	2013		2012		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$348	1%	$325	1%	$23	7%
Amortization	3,322	8%	1,487	7%	1,835	123%
Total depreciation and amortization	$3,670	9%	$1,812	8%	$1,858	103%

Depreciation and amortization expenses increased $1.9 million, or 103%, in fiscal 2013 as compared to fiscal 2012. Substantially all of the increase relates to amortization of acquired intangible assets as a result of business combination purchase accounting adjustments, which includes an impairment charge of $1.1 million relating to a change in useful life from indefinite to definite for the PowerSteering trade name. These assets will not need to be replaced in the future. See Note 5 of the Notes to Consolidated Financial Statements for more information regarding the impairment charge which is noted in Goodwill and Other Intangible Assets.
Acquisition-related Expenses

	Year Ended December 31,
	2013		2012		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Acquisition-related expenses	$1,461	3%	$1,933	8%	$(472)	(24)%
Acquisition-related expenses decreased $0.5 million, or 24%, from fiscal 2012 to fiscal 2013. The decrease was a result of lower legal fees, accounting fees, financing fees, restructuring costs, integration costs, and other transactional fees and bonuses related to our 2013 acquisitions as compared to similar fees and costs for our 2012 acquisitions.
Other Expense, net

	Year Ended December 31,
	2013		2012		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Other Expense:
Interest expense, net	$(2,797)	(7)%	$(528)	(2)%	$(2,269)	430%
Other expense, net	(431)	(1)%	(65)	(1)%	(366)	563%
Total other expense	$(3,228)	(8)%	$(593)	(3)%	$(2,635)	444%
Total other expense increased $2.6 million, or 444%, in fiscal 2013 as compared to fiscal 2012. The increase was due to the fact that fiscal 2013 included changes in the estimated fair value of our preferred stock warrant liabilities, higher amortization of deferred financing costs and debt discount over the term of the related loan and security agreement, higher interest expense on outstanding debt and the effect of a beneficial conversion feature on convertible promissory notes payable.

Benefit from (Provision for) Income Taxes

	Year Ended December 31,
	2013		2012		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Benefit from (Provision for) Income Taxes	$(708)	(1)%	$72	—%	$(780)	1,083%
Provision for income taxes was $0.7 million for 2013, compared to the benefit from income taxes of $0.1 million for 2012, an increase of $0.8 million, or 1,083%. The increase was primarily due to foreign operations for which we do not have the benefit of loss carryforwards.

Liquidity and Capital Resources
To date, we have financed our operations primarily through private placements of preferred stock and common stock and cash from operating activities, and to a lesser extent, borrowing under our loan and security agreements and the issuance of seller notes. As of December 31, 2014, we had cash and cash equivalents of $31.0 million, $5.0 million of available borrowings under our loan and security agreements, and $19.9 million of borrowings outstanding under our loan and security agreements. See further discussion under the heading Loan and Security Agreements Note 7 to the audited consolidated financial statements included elsewhere in this Annual Report for further details.
On November 12, 2014, the Company completed its initial public offering, or IPO, of 3,846,154 shares of common stock, at a price of $12.00 per share, before underwriting discounts and commissions. The Company sold all of such shares. The IPO generated net proceeds of approximately $42.9 million, after deducting underwriting discounts and commissions. Expenses incurred by us for the IPO were approximately $4.1 million and were recorded against the proceeds received from the IPO. With the proceeds, the Company plans to finance growth by investing in or acquiring complementary companies, products, or technologies, growing sales of its applications globally, and improving and enhancing its applications.
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$1,177	$(239)	$1,604
Net cash used in investing activities	(7,078)	(28,565)	(33,312)
Net cash provided by financing activities	32,384	29,564	24,255
Effect of exchange rate changes on cash	(198)	51	—
Net increase (decrease) in cash and cash equivalents	26,285	811	(7,453)
Cash and cash equivalents at beginning of period	4,703	3,892	11,345
Cash and cash equivalents at end of period	$30,988	$4,703	$3,892
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
Our cash provided by operating activities for the year ended 2014 primarily reflects our net loss of $20.1 million, offset by non-cash expenses that included a $11.2 million charge for the 1,803,574 shares of common stock issued to DevFactory, $7.5 million of depreciation and amortization, $0.6 million of non-cash interest expense, and $1.1 million of non-cash stock compensation expense. Working capital sources of cash included a $2.6 million increase in deferred revenue, a $0.9 million decrease in accrued expenses and other liabilities and a $0.6 million increase in accounts payable. These sources of cash were offset by a $1.6 million decrease in accounts receivable and a $0.5 million decrease in prepaids and other assets.
Our cash used in operating activities for fiscal 2013 primarily reflects our net loss of $9.2 million, offset by non-cash expenses that included $5.6 million of depreciation and amortization, $1.6 million of non-cash interest expense, and $0.5 million of non-cash stock compensation expense. Working capital sources of cash included $2.9 million in collections on accounts receivable and $2.2 million of increases in accrued expenses and other liabilities. These sources of cash were offset by $1.6 million from an increase in prepaids and other, $1.1 million from a decrease in accounts payable, and $1.0 million resulting from a decrease in deferred revenue.

Our cash provided by operating activities for fiscal 2012 primarily reflects our net loss of $2.5 million, offset by $2.8 million of depreciation and amortization. Working capital sources of cash included $5.9 million in deferred revenue and $0.9 million from an increase in accounts payable. These sources of cash were partially offset by a use of $3.5 million from an increase in accounts receivable, $0.8 million from an increase in prepaids and other, and $0.4 million from a decrease in accrued expenses and other liabilities.
A substantial source of cash is provided as a result of invoicing for subscriptions in advance, which is recorded as deferred revenue, and is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of booked fees for our software subscriptions and support, which is amortized into revenue in accordance with our revenue recognition policy. We assess our liquidity, in part, through an analysis of new subscriptions booked, expected cash receipts on new and existing subscriptions, and our ongoing operating expense requirements.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our operations as well as proceeds from debt obligations entered into to finance our operations. For fiscal 2014, cash provided by financing activities consisted primarily of $38.8 million in proceeds from the issuance of common stock, net of issuance costs in our November, 2014 IPO and $5.7 million in proceeds from debt, offset by $10.9 million for repayment of debt. For fiscal 2013, cash provided by financing activities consisted primarily of $19.7 million in proceeds from the issuance of preferred stock and $28.0 million in proceeds from debt, offset by $17.5 million for repayment of debt. For fiscal 2012, cash provided by financing activities consisted primarily of $11.3 million in proceeds from the issuance of preferred stock and $17.0 million in proceeds from debt, offset by $3.6 million for repayment of debt.
Cash Flows from Investing Activities
Our primary investing activities have consisted of acquisitions of complementary technologies, products and businesses. As our business grows, we expect our primary investing activities to continue to further expand our family of software applications and infrastructure and support additional personnel. For fiscal 2014 and 2013, cash used in investing activities for business combinations consisted of $6.2 million and $28.2 million, respectively. In addition, for fiscal 2014 and 2013, we used $0.9 million and $0.3 million, respectively, for the purchases of property and equipment. For fiscal 2012, cash used in investing activities consisted of $33.3 million, for business combinations, net of cash acquired and $3 million of additional consideration paid to sellers of acquired businesses. In addition, for fiscal 2012, we used $0.3 million for the purchases of property and equipment.

Loan and Security Agreements
U.S. Loan Agreement
On March 5, 2012, we entered into a loan and security agreement with Comerica Bank, as amended, the U.S. Loan Agreement. The U.S. Loan Agreement provides to us and certain of our subsidiaries, as co-borrowers, a secured accounts receivable revolving loan facility of up to $5.0 million and a secured term loan facility of up to $19.5 million, for a total loan facility of up to $24.5 million. As of December 31, 2014, we had $0 outstanding as revolving loans and $16.5 million as term loans under the U.S. Loan Agreement. Loans drawn under the U.S. Loan Agreement may be used for working capital, to finance acquisitions and for general corporate purposes.
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
At December 31, 2014, the Company would have been in violation of certain financial covenants under the U.S. Loan Agreement and Canadian Loan Agreement. However, the Company obtained a waiver of compliance with such financial covenants from Comerica Bank through March 31, 2015 and on March 23, 2015 the facility was amended into 60-month facility as described in Note 18 to the financial statements.
Revolving loans and term loans bear interest at a floating rate equal to Comerica Bank’s prime rate plus 1.75% (5% at December 31, 2012, 2013, and 2014). Interest on the revolving loans and the term loans is due and payable monthly. Revolving loans may be borrowed, repaid and reborrowed until April 11, 2017 when all outstanding revolving loan amounts must be repaid. The principal payments on the U.S. term loan and payment schedule remain the same as described above. The revolving loan facility and the term loan facility may be prepaid prior to their respective termination dates without penalty or premium. Starting June 1, 2015, the Company and the other borrowers may be required to begin prepaying certain term loan advances with a percentage of our excess cash flow, if any.

Canadian Loan Agreement
On February 10, 2012, Tenrox Inc., a Canadian corporation and our wholly-owned subsidiary or, the Canadian Subsidiary, entered into a loan and security agreement with Comerica Bank, as amended, the Canadian Loan Agreement. The Canadian Loan Agreement provides a secured accounts receivable revolving loan facility of up to $3.0 million and a secured term loan facility of up to $2.5 million, for a total loan facility of up to $5.5 million. As of December 31, 2014, we had $3.0 million outstanding as revolving loans and $0.4 million as term loans under the Canadian Loan Agreement. Loans drawn under the Canadian Loan Agreement may be used for working capital and for general corporate purposes.
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
At December 31, 2014, the Company would have been in violation of certain financial covenants under the U.S. Loan Agreement and Canadian Loan Agreement. However, the Company obtained a waiver of compliance with such financial covenants from Comerica Bank through March 31, 2015 and on March 23, 2015 the facility was amended into 60-month facility as described in Note 18 to the financial statements.
Revolving loans and term loans bear interest at a floating rate equal to Comerica Bank’s prime rate plus 1.75%. Interest on the revolving loans and the term loans is due and payable monthly. Revolving loans may be borrowed, repaid and reborrowed until April 11, 2017, when all outstanding revolving loan amounts must be repaid. The principal payments on the Canadian term loan and payment schedule remain the same as described above. The revolving loan facility and the term loan facility may be prepaid prior to their respective termination dates without penalty or premium. The revolving loan facility and the term loan facility may be prepaid prior to their respective termination dates without penalty or premium.

Contractual Payment Obligations
The Company leases office space under operating leases that expire between 2015 and 2020. The company also leases computer equipment under capital leases.
Future minimum lease payments under operating and capital lease obligations are as follows (in thousands):

Contractual Obligations	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Capital Lease Obligations	2,728,808	989,109	1,398,235	341,464	—
Operating Lease Obligations	4,899,365	1,532,818	2,194,577	1,074,940	97,030
Purchase Commitments	2,131,750	2,131,750
Total	9,759,923	4,653,677	3,592,812	1,416,404	97,030
The Company has an outstanding purchase commitment for software development services pursuant to a technology services agreement in 2015 in the amount of $2.1 million. For years after 2015, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2015 total revenues increase by 10% as compared to 2014 total revenues, then the 2016 purchase commitment would increase by approximately $210,000 from the 2015 purchase commitment amount to $2.3 million.
The Company has a letter of credit for an office lease with a bank in the amount of $100,000.
Off-Balance Sheet Arrangements
During the years ended December 31, 2014, 2013, and 2012, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The following critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements:
•revenue recognition and deferred revenue;
•stock-based compensation;
•income taxes; and
•business combinations and the recoverability of goodwill and long-lived assets.
We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 “Summary of Significant Accounting

Policies” to the consolidated financial statements included in this Annual Report. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management.
We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. The Company is currently evaluating the impact of the provisions of ASC 2014-09.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of December 31, 2014, we had a principal balance of $16.5 million under our U.S. Loan Agreement and $3.4 million under our Canadian Loan Agreement. As of December 31, 2013, we had a principal balance of $21.2 million under our U.S. Loan Agreement and $2.3 million under our Canadian Loan Agreement.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $1.6 million for the year ended December 31, 2014. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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

ITEM 8.    Financial Statements and Supplementary Data

        Our financial statements and the report of our independent registered public accounting firm are included in this Annual Report on Form 10-K beginning on page F-1. The index to these reports and our financial statements is included in Part IV, Item 15 below. Selected quarterly financial data is included in Note 19 to the Consolidated financial statements.

PART III
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2014. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Departure of Directors or Certain Officers; Appointment of Certain Officers
On March 28, 2015, R. Brian Henley, resigned from his position as our Executive Vice President, effective as of March 31, 2015.

Item 10.	Directors, Officers and Corporate Governance
We have adopted a code of ethics that applies to the Company’s directors, officers and employees, including the Chief Executive Officer and the Chief Financial Officer and any other persons performing similar functions. The text of our code of ethics, “Code of Business Conduct and Ethics,” has been posted on our website at http://investor.uplandsoftware.com/code-of-conduct. We will provide a copy of the code of ethics without charge upon request to Corporate Secretary, Upland Software, Inc., 401 Congress Ave., Suite 1850, Austin, Texas 78701.
Additional information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference our definitive proxy statement for the 2015 Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
The financial statements filed as part of this Annual Report on Form 10-K are listed on the index to financial statements at Item 8 herein.

(b) Exhibits
See Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporated by reference.
(c) Financial Statement Schedules
The following schedule is filed as part of this Annual Report on Form 10-K:
Schedule II-Valuation and Qualifying Accounts
This schedule has been omitted as the required information has been included in the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirement of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:   March 31, 2015

Upland Software, Inc.

By:	/s/ John T. McDonald
John T. McDonald
Chief Executive Officer and Chairman
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John T. McDonald and Michael D. Hill and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent the full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and Chairman	March 31, 2015
John T. McDonald	(Principal Executive Officer)

/s/ Michael D. Hill	Chief Financial Officer, Secretary and Treasurer	March 31, 2015
Michael D. Hill	(Principal Financial Officer and Principal Accounting Officer)

/s/ John D. Thornton	Director	March 31, 2015
John D. Thornton

/s/ Steven Sarracino	Director	March 31, 2015
Steven Sarracino

/s/ Stephen E. Courter	Director	March 31, 2015
Stephen E. Courter

/s/ Rodney C. Favaron	Director	March 31, 2015
Rodney C. Favaron

Item 8.	Financial Statements and Supplementary Data
UPLAND SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Upland Software, Inc.
We have audited the accompanying consolidated balance sheets of Upland Software, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Upland Software, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Austin, Texas
March 30, 2015

Upland Software, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share data)	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$30,988	$4,703
Accounts receivable, net of allowance of $890 and $454 for 2014 and 2013, respectively	14,559	11,026
Prepaid and other	2,069	2,562
Total current assets	47,616	18,291
Canadian tax credits receivable	3,959	3,583
Property and equipment, net	3,930	3,942
Intangible assets, net	34,751	34,747
Goodwill	45,146	33,630
Other assets	364	654
Total assets	$135,766	$94,847
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,258	$1,280
Accrued compensation	2,372	2,725
Accrued expenses and other	4,304	2,654
Deferred revenue	21,182	16,620
Due to seller	4,365	1,033
Current maturities of notes payable	10,964	5,245
Total current liabilities	45,445	29,557
Commitments and contingencies (Note 9)
Canadian tax credit liability to sellers	1,616	2,595
Notes payable, less current maturities	12,407	23,438
Deferred revenue	194	416
Noncurrent deferred tax liability, net	3,006	3,084
Other long-term liabilities	1,701	1,101
Total liabilities	64,369	60,191
Redeemable convertible preferred stock, $0.0001 par value; No shares authorized, issued and outsanding at December 31, 2014, 9,300,342 shares authorized as of December 31, 2013:
Series A: 2,990,703 shares designated; 2,821,181 shares issued and outstanding at December 31, 2013	—	17,118
Series B: 1,767,912 shares designated; 1,701,909 shares issued and outstanding at December 31, 2013	—	10,367
Series B-1: 983,767 shares designated; 237,740 shares issued and outstanding at December 31, 2013	—	1,076
Series B-2: 1,639,613 shares designated; 155,598 shares issued and outstanding at December 31, 2013	—	949

Series C: 1,918,347 shares designated; 1,918,048 shares issued and outstanding at December 31, 2013	—	21,028
Total redeemable convertible preferred stock	—	50,538
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2014; no shares authorized, issued and outstanding at December 31, 2013	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized: 15,249,118 and 1,851,319 shares issued and outstanding at December 31, 2014 and 2013, respectively	2	—
Additional paid-in capital	108,337	—
Accumulated other comprehensive loss	(1,716)	(773)
Accumulated deficit	(35,226)	(15,109)
Total stockholders’ equity (deficit)	71,397	(15,882)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$135,766	$94,847
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Operations

(in thousands, except share and per share amounts)	Year Ended December 31,
	2014	2013	2012
Revenue:
Subscription and support	$48,625	$30,887	$18,281
Perpetual license	2,787	2,003	641
Total product revenue	51,412	32,890	18,922
Professional services	13,162	8,303	3,841
Total revenue	64,574	41,193	22,763
Cost of revenue:
Subscription and support	14,042	7,787	4,189
Professional services	9,079	5,680	3,121
Total cost of revenue	23,121	13,467	7,310
Gross profit	41,453	27,726	15,453
Operating expenses:
Sales and marketing	14,670	10,625	6,331
Research and development	26,165	10,340	5,308
Refundable Canadian tax credits	(1,094)	(583)	(728)
General and administrative	13,561	6,832	4,574
Depreciation and amortization	4,310	3,670	1,812
Acquisition-related expenses	2,186	1,461	1,933
Total operating expenses	59,798	32,345	19,230
Loss from operations	(18,345)	(4,619)	(3,777)
Other expense:
Interest expense, net	(1,951)	(2,797)	(528)
Other income (expense), net	101	(431)	(65)
Total other expense	(1,850)	(3,228)	(593)
Loss before provision for income taxes	(20,195)	(7,847)	(4,370)
Provision for income taxes	78	(708)	72
Loss from continuing operations	(20,117)	(8,555)	(4,298)
Income (loss) from discontinued operations, net of tax of $0, $342 and $50 for 2014, 2013, and 2012, respectively	—	(642)	1,791
Net loss	$(20,117)	$(9,197)	$(2,507)
Preferred stock dividends and accretion	(1,524)	(98)	(44)
Net loss attributable to common shareholders	$(21,641)	$(9,295)	$(2,551)
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(4.43)	$(7.23)	$(5.78)
Income (loss) from discontinued operations per common share, basic and diluted	$—	$(0.54)	$2.39
Net loss per common share, basic and diluted	$(4.43)	$(7.77)	$(3.39)
Weighted-average common shares outstanding, basic and diluted	4,889,901	1,196,668	751,416
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Comprehensive Loss

(in thousands)	Year Ended December 31,
	2014	2013	2012
Net loss	$(20,117)	$(9,197)	$(2,507)
Foreign currency translation adjustment	(943)	(669)	(78)
Comprehensive loss	$(21,060)	$(9,866)	$(2,585)
See accompanying notes.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)	Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2012	1,582,635	$—	$—	$(26)	$(1,564)	$(1,590)
Accretion of preferred stock	—	—	(40)	—	(4)	(44)
Issuance of restricted stock	113,085	—	—	—	—	—
Stock-based compensation	—	—	40	—	—	40
Foreign currency translation adjustment	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	(2,507)	(2,507)
Balance at December 31, 2012	1,695,720	—	—	(104)	(4,075)	(4,179)
Issuance of common stock in business combination	155,599	—	275	—	—	275
Accretion of preferred stock	—	—	(47)	—	—	(47)
Preferred stock dividends	—	—	(51)	—	—	(51)
Stock-based compensation	—	—	98	—	—	98
Distribution associated with spin-off	—	—	(275)	—	(1,837)	(2,112)
Foreign currency translation adjustment	—	—	—	(669)	—	(669)
Net loss	—	—	—	—	(9,197)	(9,197)
Balance at December 31, 2013	1,851,319	—	—	(773)	(15,109)	(15,882)
Issuance of common stock upon conversion of preferred stock	6,834,476	1	52,312	—		52,313
Issuance of common stock in initial public offering	3,846,154	1	38,845	—		38,846
Issuance of common stock to related party (Note 17)	1,803,574	—	11,219	—		11,219
Issuance of common stock in business combination	577,486	—	6,146	—		6,146
Issuance of restricted stock	335,673	—	—	—		—
Exercise of stock options	436	—	1	—		1
Accretion of preferred stock	—	—	(70)	—		(70)
Preferred stock dividends	—	—	(1,454)	—		(1,454)
Stock-based compensation	—	—	729	—		729
Conversion of warrants from preferred to common	—	—	609	—		609
Foreign currency translation adjustment	—	—	—	(943)		(943)
Net loss	—	—	—	—	(20,117)	(20,117)
Balance at December 31, 2014	15,249,118	$2	$108,337	$(1,716)	$(35,226)	$71,397
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(20,117)	$(9,197)	$(2,507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,457	5,595	2,817
Change in fair value of liabilities to sellers of businesses	—	—	(771)
Deferred income taxes	(295)	(104)	(85)
Non-cash interest and other expense	589	1,585	—
Non-cash stock compensation expense	1,077	498	92
Stock-based compensation—related party vendor	11,220	—	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	(1,579)	2,941	(3,547)
Prepaids and other	484	(1,617)	(773)
Accounts payable	639	(1,113)	875
Accrued expenses and other liabilities	(924)	2,176	(403)
Deferred revenue	2,626	(1,003)	5,906
Net cash provided by (used in) operating activities	1,177	(239)	1,604
Investing activities
Purchase of property and equipment	(861)	(263)	(274)
Purchase business combinations, net of cash acquired	(6,217)	(28,175)	(33,038)
Cash included in distribution of spin-off	—	(127)	—
Net cash used in investing activities	(7,078)	(28,565)	(33,312)
Financing activities
Payments on capital leases	(541)	(351)	(486)
Proceeds from notes payable	5,685	28,036	17,000
Payments on notes payable	(10,910)	(17,516)	(3,646)
Issuance of redeemable preferred stock, net of issuance costs	(97)	19,716	11,387
Issuance of common stock, net of issuance costs	38,846	—	—
Additional consideration paid to sellers of businesses	(599)	(321)	—
Net cash provided by financing activities	32,384	29,564	24,255
Effect of exchange rate fluctuations on cash	(198)	51	—
Change in cash and cash equivalents	26,285	811	(7,453)
Cash and cash equivalents, beginning of year	4,703	3,892	11,345
Cash and cash equivalents, end of year	$30,988	$4,703	$3,892
Supplemental disclosures of cash flow information
Cash paid for interest	$1,382	$1,221	$446

Cash paid for taxes	$252	$287	$152
Noncash investing and financing activities
Notes payable issued to sellers in business combination	$—	$3,500	$1,328
Equipment acquired pursuant to capital lease obligations	$1,572	$649	$406
See accompanying notes.

Upland Software, Inc.
Notes to Consolidated Financial Statements

1. Organization and Nature of Operations
Upland Software, Inc. (“Upland” or the “Company”) is a leading provider of cloud-based enterprise work management software. Upland’s software applications help organizations better optimize the allocation and utilization of their people, time and money. Upland provides a family of cloud-based enterprise work management software applications for the information technology, process excellence, finance, professional services and marketing functions within organizations. Upland’s software applications address a broad range of enterprise work management needs, from strategic planning to task execution.
2. Summary of Significant Accounting Policies
Basis of Presentation
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include allowance for doubtful accounts, stock-based compensation, warrant liabilities, acquired intangible assets, the useful lives of intangible assets and property and equipment, and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from those estimates.
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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$454	$321	$10
Provision	829	725	300
Acquisitions	400	295	143
Writeoffs, net of recoveries	(793)	(887)	(132)
Balance at end of year	$890	$454	$321

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues in the years ended December 31, 2014, 2013, or 2012, or more than 10% of accounts receivable as of December 31, 2014 or 2013.
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
The Company evaluates the recoverability of goodwill using a two-step impairment process tested at the reporting unit level. The Company has one reporting unit for goodwill impairment purposes. In the first step, the fair value of the reporting unit is compared to the book value, including goodwill. In the case that the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities, excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statement of operations. No goodwill impairment charges were recorded during the years ended December 31, 2014, 2013, or 2012.
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
The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. The Company determined there was an impairment of the PowerSteering trade name of $1.1 million during 2013. There were no such impairments during 2014 and 2012.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine whether impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or net realizable value. No indicators of impairment were identified during the years ended December 31, 2014, 2013, or 2012.
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
Canadian Tax Credits
Canadian tax credits related to current expenses are accounted for as a reduction of the research and development costs. Such credits relate to the Company's operations in Canada and are not dependent upon taxable income. Credits are accrued in the year in which the research and development costs or the capital expenditures are incurred, provided the Company is reasonably certain that the credits will be received. The government credit must be examined and approved by the tax authorities, and it is possible that the amounts granted will differ from the amounts recorded.
Deferred Financing Costs
The Company capitalizes underwriting, legal, and other direct costs incurred related to the issuance of debt, which are recorded as deferred charges and amortized to interest expense over the term of the related debt using the effective interest rate method. Upon the extinguishment of the related debt, any unamortized capitalized deferred financing costs are recorded to interest expense. In 2014, the Company wrote off approximately $380,000 of deferred financing costs associated with a financing facility no longer required after the initial public offering. In 2013, the Company wrote off approximately $164,000 of deferred financing costs in connection with the refinancing of its debt facility.
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
Subscription and Support Revenue
The Company derives subscription revenues by providing its software-as-a-service solution to customers in which the customer does not have the right to take possession of the software, but can use the software for the contracted term. The Company accounts for these arrangements as service contracts. Subscription and support revenues are recognized on a straight-line basis over the term of the contractual arrangement, typically one to three years. Amounts that have been invoiced and that are due are recorded in deferred revenue or revenue, depending on when the criteria for revenue recognition are met.  Revenue from usage-based services are recognized in the month in which such usage is reported.
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
For multiple-element arrangements, arrangement consideration is allocated to deliverables based on their relative selling price. In order to treat deliverables in a multiple-element arrangement as separate units of accounting, the elements must have standalone value upon delivery. If the elements have standalone value upon delivery, each element must be accounted for separately. The Company’s subscription services have standalone value as such services are often sold separately. In determining whether implementation and other professional services have standalone value apart from the subscription services, the Company considers various factors including the availability of the services from other vendors. The Company has concluded that the implementation services included in multiple-element arrangements have standalone value. As a result, when implementation and other professional services are sold in a multiple-element arrangement, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. The selling price for a element is based on its VSOE of selling price, if available, third-party evidence of selling price, or TPE, if VSOE is not available or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. The Company has not established VSOE for its subscription services due to lack of pricing consistency, the introduction of new services and other factors. The Company has determined that TPE is not a practical alternative due to differences in its service offerings compared to other parties and the availability of relevant third-party pricing information. Accordingly, the Company uses BESP to determine the relative selling price.
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
Customer Contract Acquisition Costs
Costs associated with the acquisition or origination of customer contracts are expensed as incurred.
Redeemable Preferred Stock Warrant Liability
Warrants to purchase the Company's redeemable preferred stock are classified as liabilities in the accompanying balance sheet and are recorded at fair value. The warrants are marked to market each reporting period, with the change in fair value recorded as a gain (loss) in the accompanying consolidated statement of operations.
Advertising Costs
Advertising costs are expensed in the period incurred. Advertising expenses included in sales and marketing expense were $283,000, $175,000 and $49,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Advertising costs are recorded in sales and marketing expenses in the accompanying consolidated statement of operations.
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
Stock-Based Compensation
Stock options awarded to employees and directors are measured at fair value at each grant date. The Company accounts for stock-based compensation in accordance with authoritative accounting principles which require all share-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on their estimated fair value. Compensation expense is determined under the fair value method using the Black-Scholes option pricing model and recognized ratably over the period the awards vest. The Black-Scholes option pricing model used to compute share-based compensation expense requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term of each stock option, and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in the financial statements.
The following table summarizes the weighted-average grant-date fair value of options granted in 2014, 2013, and 2012 and the assumptions used to develop their fair values.The Company estimates the fair value of options granted using the Black-Scholes options pricing model. As there was no public market for its common stock prior to November 2014, the Company estimates the volatility of its common stock based on the volatility of publicly traded shares of comparable companies' common stock. The Company's decision to use the volatility of comparable stock was based upon the Company's assessment that this information is more representative of future stock price trends than the Company's historical volatility. the Company estimates the expected term using the simplified method, which calculates the expected term as the midpoint between the vesting date and the contractual termination date of each award. The dividend yield assumption is based on historical and expected future dividend payouts. The risk-free interest rate is based on observed market interest rates appropriate for the term of each options.

	Year Ended December 31,
	2014	2013	2012
Weighted average grant-date fair value of options	$3.76	$0.91	$0.79
Expected volatility	54.1% - 55.2%	53.3%	72.5%
Risk-free interest rate	1.6% - 1.9%	1.6%	0.9%
Expected life in years	6.29	6.29	6.29
Dividend yield	—	—	—
Comprehensive Loss
The Company utilizes the guidance in Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss comprises net loss and cumulative foreign currency translation adjustments. The accumulated comprehensive loss as of December 31, 2014 and 2013 was due to foreign currency translation adjustments.
Foreign Currency Transactions
Certain transactions are denominated in a currency other than the Company's functional currency, and the Company generates certain assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. At each balance sheet date, the Company adjusts the assets and liabilities to reflect the current exchange rate, resulting in a translation gain or loss. Transaction gains and losses are also realized upon a settlement of a foreign currency transaction in determining net loss for the period in which the transaction is settled. Foreign currency transaction gains and losses were not material for the years ended December 31, 2014, 2013, and 2012.
Basic and Diluted Net Loss per Common Share
The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of the Company’s Series A, B, B-1, B-2 and C preferred stock are entitled, on a pari passu basis, to receive dividends when, as, and if declared by the board of directors, prior and in preference to any declaration or payment of any dividend on the common stock until such time as the total dividends paid on each share of Series A, B, B-1, B-2 and C preferred stock is equal to the original issue price of the shares. As a result, all series of the Company’s preferred stock are considered participating securities. All of the outstanding preferred stock was converted to common upon the Company's initial public offering in November 2014.
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2014, 2013, and 2012, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.
Recent Accounting Pronouncements
In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. The Company is currently evaluating the impact of the provisions of ASC 2014-09.
In August 2014, the FASB issued FASB ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

3. Acquisitions
2012 Acquisitions
On February 3, 2012, the Company acquired 100% of the outstanding capital of PowerSteering Software, Inc. (PowerSteering) for total purchase consideration of $13,000,000. PowerSteering provides cloud-based program and portfolio management software products that enable customers to gain high-level visibility across their organizations and improve top-down governance and management of programs, initiatives, investments, and projects. Revenues recorded since the acquisition date for the year ended December 31, 2012 were approximately $8,946,000.
On February 10, 2012, the Company acquired 100% of the outstanding capital of Tenrox, Inc. (Tenrox) for total purchase consideration of $15,328,000, plus the value realized from the utilization of research and development credits and plus/minus any resulting changes to income taxes owed for periods prior to the acquisition. The Company recorded a liability of approximately $3,900,000 at the date of acquisition, for the estimated additional tax-related payments to the seller, of which approximately $1,500,000 and $304,000 was paid during 2012 and 2014, respectively. Tenrox provides cloud-based project workforce management software products that enable organizations to more effectively manage their knowledge workers to better track work, expenses and client billing while improving scheduling, utilization, and alignment of human capital. Revenues recorded since the acquisition date for the year ended December 31, 2012 were approximately $13,300,000.
On November 13, 2012, the Company acquired 100% of the outstanding units of LMR Solutions LLC, dba EPM Live (EPM Live) for total purchase consideration of $7,732,000, which includes a cash payment of $5,775,000 at closing, $600,000 paid in cash in November 2013, notes payable to the seller of $1,328,000 (at present value), and 131,168 shares of the Company’s Series B-1 redeemable convertible preferred stock with a fair value of $800,000. The shares of the Company’s B-1 preferred stock are restricted, and vesting is contingent upon continued employment. The Company is accounting for such shares as compensation as vesting occurs. EPM Live provides cloud-based project management and collaboration software products that enable customers to improve collaboration and the execution of both projects and unstructured work. Revenues recorded since the acquisition date for the year ended December 31, 2012 were approximately $727,000.
2013 Acquisitions
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
2014 Acquisitions
On November 21, 2014, the Company acquired 100% of the outstanding capital of Solution Q Inc. (Solution Q) for total purchase consideration of $6.1 million, which includes cash of $4.5 million, net of $0.4 million of cash acquired, and 150,977 shares of the Company’s common stock with a fair value of $1.6 million. Solution Q provides mid-market organizations an easy-to-use, turnkey solution for their project management and portfolio visibility needs. Revenues recorded since the acquisition date for the year ended December 31, 2014 were approximately $0.3 million.
On December 10, 2014, the Company acquired 100% of the outstanding capital of Mobile Commons, Inc. (Mobile Commons) for total purchase consideration of $10.2 million including cash of $5.7 million, net of $0.3 million of cash acquired, 386,253 shares of common stock valued at $4.5 million and excluding potential additional consideration for incremental additional revenue described below. The Company agreed to pay additional consideration of up to $1.5 million in both cash and common stock to the selling shareholders of Mobile Commons based on the achievement of certain incremental revenue targets during fiscal 2015. The acquisition-date fair value of the contingent payment was measured based on the probability-adjusted present value of the consideration expected to be transferred, which amounted to $0.5 million. Mobile Commons’ enterprise-class application drives and manages digital engagement through two-way SMS programs and campaigns. Revenues recorded since the acquisition date for the year ended December 31, 2014 were approximately $0.5 million.
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of the acquisitions are included in the Company’s consolidated results of operations beginning with the date of the acquisition. The purchase price allocations for the 2014 acquisitions are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to finalize its purchase price allocations in early 2015.
The following condensed table presents the acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions (in thousands):

	Solution Q	Mobile Commons	FileBound	ComSci	Clickability	Power-Steering	Tenrox	EPM Live
Year Acquired	2014	2014	2013	2013	2013	2012	2012	2012

Cash	$352	$286	$182	$104	$—	$1,424	$1,521	$388
Accounts receivable	893	1,242	1,940	951	1,773	2,160	2,385	1,369
Other current assets	24	147	153	47	297	187	312	19
Canadian tax credit receivable	71	—	—	—	—	—	4,561	—
Property and equipment	28	54	927	61	1,519	203	575	242
Customer relationships	2,230	1,620	3,600	2,000	4,400	7,200	7,400	2,680
Trade name	100	130	320	180	250	1,210	190	460
Technology	540	1,150	2,040	810	2,500	2,200	2,680	1,770
Goodwill	5,206	7,244	7,188	3,851	3,401	5,671	10,612	2,419
Other assets	14	47	21	8	—	—	—	24
Total assets acquired	9,458	11,920	16,371	8,012	14,140	20,255	30,236	9,371
Accounts payable	(52)	(313)	(113)	(260)	(154)	(542)	(243)	(115)
Accrued expense and other	(223)	(463)	(266)	(106)	(100)	(2,310)	(2,694)	(684)
Deferred tax liabilities	(428)	—	—	—	—	—	(3,207)	—
Deferred revenue	(2,242)	(144)	(1,342)	(78)	(1,605)	(4,403)	(4,870)	(840)
Canadian tax credit liability to seller	(39)	—	—	—	—	—	(3,894)	—
Total liabilities assumed	(2,984)	(920)	(1,721)	(444)	(1,859)	(7,255)	(14,908)	(1,639)
Total consideration	$6,474	$11,000	$14,650	$7,568	$12,281	$13,000	$15,328	$7,732
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
Goodwill for PowerSteering, EPM Live, FileBound, and ComSci is deductible for tax purposes.

Pro forma Results (Unaudited)
The following unaudited pro forma supplemental information presents an aggregated summary of the Company’s results of operations for the years ended December 31, 2012 and 2013, assuming the completion of the 2012 acquisitions of PowerSteering, Tenrox, and EPM Live and the completion of the 2013 acquisitions of FileBound and ComSci, had occurred on January 1, 2012.
The unaudited pro forma supplemental information presented below is based on estimates and assumptions that we believe are reasonable. The unaudited pro forma supplemental information that we have prepared is not necessarily indicative of the results of income in future periods or the results that actually would have been realized had the acquired businesses been combined with our operations during the specified periods.

	Year Ended December 31,
	2013	2012
Revenue	$49,223	$45,947
Operating Income (loss)	$(5,402)	$(1,769)
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
Changes to the fair value of assets and liabilities are recorded to other income (expense), net. Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:	$—	$—	$—	$—
Liabilities:
Warrant liabilities	$—	$—	$525	$525

Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:	$—	$—	$—	$—
Liabilities:
Warrant liabilities	$—	$—	$—	$—
Earnout consideration liability	$—	$—	$500	$500
In November 2014, the outstanding warrants were converted from preferred stock to common stock and the fair value of the corresponding liability was reclassed to additional paid-in capital. The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

Beginning balance at January 1, 2012	$—
Issuance of preferred stock warrants	—
Change in fair value of preferred stock warrants	—
Ending balance at December 31, 2012	—
Issuance of preferred stock warrants	158
Change in fair value of preferred stock warrants	367
Ending balance at December 31, 2013	525
Change in fair value of preferred stock warrants	83
Conversion of preferred stock warrants to common	(608)
Earnout consideration liability	500
Ending balance at December 31, 2014	$500
The fair value of warrants to purchase convertible preferred stock was determined using Black-Scholes option pricing model. The valuation of the warrant liability is discussed in Note 13 Preferred Stock Warrants.
The fair value of the earnout consideration was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration.
5. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the year ended December 31, 2014 are summarized in the table below (in thousands):

Balance at January 1, 2013	$21,093
Acquired in business combinations	14,440
Goodwill allocated to Visionael spin-out	(1,201)
Foreign currency translation adjustment	(702)
Balance at December 31, 2013	$33,630
Acquired in business combinations	12,313
Foreign currency translation adjustment	(797)
Balance at December 31, 2014	$45,146
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2014
Customer relationships	10	$30,053	$5,813	$24,240
Trade name	1-3	2,812	2,027	785
Developed technology	4-7	13,305	3,579	9,726
Total intangible assets		$46,170	$11,419	$34,751

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2013
Customer relationships	10	$26,799	$3,244	$23,555
Trade name	3	2,598	1,422	1,176
Developed technology	4-7	11,825	1,809	10,016
Total intangible assets		$41,222	$6,475	$34,747
The following table summarizes the Company’s weighted-average amortization period, in total and by major finite-lived intangible asset class, by acquisition during the year ended December 31 (in years):

	2014	2013	2012
Customer relationships	9.7	10	10
Trade name	2.8	3	5
Developed technology	6.4	6.6	7.0
Total weighted-average amortization period	8.4	8.7	9.0

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. In 2013, management changed its intention to use the PowerSteering trade name on a Company-wide basis and, accordingly, changed the useful life of such trade name from indefinite to a definite life of three years. As a result, the Company recorded an amortization charge of $1.1 million in 2013 related to the PowerSteering trade name. Management has determined there have been no other indicators of impairment or change in the useful life during the years ended December 31, 2014, 2013, and 2012. Total amortization expense was $5.2 million, $4.8 million, and $2.4 million during the years ended December 31, 2014, 2013, and 2012, respectively.
Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
2015	$5,789
2016	5,573
2017	5,360
2018	5,121
2019 and thereafter	12,908
$34,751

6. Income Taxes
The Company's loss from continuing operations before income taxes for the years ended December 31, was as follows (in thousands):

	2014	2013	2012
Income (loss) before provision for income taxes:
United States	$(18,455)	$(9,267)	$(3,971)
Foreign	(1,740)	1,420	(399)
	$(20,195)	$(7,847)	$(4,370)
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	2014	2013	2012
Current
Federal	$—	$—	$—
State	54	18	6
Foreign	163	1,136	57
Total Current	$217	$1,154	$63

Deferred
Federal	$300	$(417)	$58
State	10	(67)	8
Foreign	(605)	38	(201)
Total Deferred	(295)	(446)	(135)
	$(78)	$708	$(72)

As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $61 million. and research and development credit carryforwards of approximately $0.8 million. The net operating loss and credit carryforwards will expire beginning in 2017, if not utilized. Utilization of the net operating losses and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation will result in the expiration of $16.2 million of net operating losses and $0.8 million of credit carryforwards before utilization. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows, (in thousands):

	2014	2013	2012
Deferred tax assets:
Current deferred tax assets:
Accrued expenses and allowances	$733	$448	$342
Deferred revenue	549	164	495
Other	62	39	68
Valuation allowance for current deferred tax assets	(964)	(641)	(408)
Net current deferred tax assets	380	10	497
Noncurrent deferred tax assets:
Intangible assets	—	—	—
Stock compensation	350	136	—
Net operating loss and tax credit carryforwards	16,755	9,138	5,933
Other	61	102	5
Valuation allowance for noncurrent deferred tax assets	(12,143)	(4,872)	(2,443)
Net noncurrent deferred tax assets	$5,023	$4,504	$3,495
Deferred tax liabilities:
Current deferred tax liabilities:
Prepaid expenses	$(1)	$(10)	$(7)
Total current deferred tax liabilities	(1)	(10)	(7)
Noncurrent deferred tax liabilities:
Stock compensation	—	—	(43)
Capital expenses	(202)	(529)	(33)
Intangible assets	(7,217)	(7,059)	(7,579)
Goodwill	(252)	—	(132)
Tax credit carryforwards	(737)	—	—
Total noncurrent deferred tax liabilities	$(8,408)	$(7,588)	$(7,787)
Net current deferred tax asset	$379	$—	$490
Net noncurrent deferred tax liability	$(3,385)	$(3,084)	$(4,292)
Net deferred taxes	$(3,006)	$(3,084)	$(3,802)
Due to the uncertainty surrounding the timing of realizing the benefits of its domestic favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its domestic net deferred tax asset, exclusive of goodwill. During the year ended December 31, 2014 and 2013, the valuation allowance increased by approximately $7.5 million and $4.0 million, respectively, due primarily to operations and acquisitions, and decreased by approximately $0 and $1.4 million, respectively, due to the distribution of Visionael.

As of December 31, 2014, the foreign subsidiaries have not generated undistributed earnings on which to record.
The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

	2014	2013	2012
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.5	4.3	26.5
Tax credits	(1.1)	(5.3)	5.0
Effect of foreign operations	0.1	2.0	(0.8)
Permanent items and other	(1.7)	(13.7)	7.5
Tax carryforwards not benefited	(34.4)	(30.3)	(70.7)
	0.4%	(9.0)%	1.5%
Under ASC 740-10, Income Taxes - Overall, the Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. The Company has determined it has the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2014. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months. To the extent the Company is required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability, (in thousands).

Balance at January 1, 2012	$—
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	70
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2012	$70
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(7)
Settlements	—
Balance at December 31, 2013	$63
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(10)
Settlements	—
Balance at December 31, 2014	$53
Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not materially impact the Company’s effective tax rate. The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before

December 31, 2011 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2010.  The Company is not currently under audit for federal, state or any foreign jurisdictions.
7. Debt
Long-term debt consisted of the following at December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Senior secured notes (less discount of $75 at December 31, 2014 and $123 at December 31, 2013)	$16,871	$20,678
Revolving credit facility	3,000	3,067
Seller notes due 2014 (less discount of $0 at December 31, 2014 and $62 at December 31, 2013, respectively)	—	1,438
Seller notes due 2015	3,000	3,000
Seller notes due 2016	500	500
	23,371	28,683
Less current maturities	(10,964)	(5,245)
Total long-term debt	$12,407	$23,438
Loan and Security Agreements
U.S. Loan Agreement
In March, 2012, and as amended in March 2013, the Company entered into a loan and security agreement with Comerica Bank (as amended, the U.S. Loan Agreement). The U.S. Loan Agreement provides the Company and certain of its subsidiaries, as co-borrowers, a secured accounts receivable revolving loan facility of up to $5.0 million and a secured term loan facility of up to $19.5 million, for a total loan facility of up to $24.5 million. As of December 31, 2014 and 2013, the Company had $0 and $2.1 million outstanding as revolving loans and $16.5 million and $19.1 million as term loans under the U.S. Loan Agreement.
Revolving loans and term loans bear interest at a floating rate equal to Comerica Bank’s prime rate plus 1.75% (5% at December 31, 2014, 2013, and 2012). Interest on the revolving loans and the term loans is due and payable monthly. Revolving loans may be borrowed, repaid and reborrowed until April 11, 2015, when all outstanding revolving loan amounts must be repaid. Term loan advances may be requested until April 11, 2014. From November 1, 2013 to March 1, 2014, an amount equal to 5% of the principal outstanding on all term loan advances on October 2, 2013 is payable in monthly installments during such period. Between April 1, 2014 and March 1, 2015 an amount equal to 15% of the principal outstanding on all term loan advances on April 11, 2014 is payable in monthly installments during such period. From April 1, 2015 to March 1, 2016 an amount equal to 25% of the principal outstanding on all term loan advances on April 11, 2014 is payable in monthly installments during such period. From April 1, 2016 to March 1, 2017, an amount equal to 25% of the principal outstanding on all term loan advances on April 11, 2014 is payable in monthly installments on the first day of each month during such period. From April 1, 2017 to March 1, 2018, an amount equal to 30% of principal outstanding on all term loan advances on April 11, 2014 is payable in monthly installments during such period. All outstanding principal and interest under the term loan facility must be repaid on April 11, 2018. The revolving loan facility and the term loan facility may be prepaid prior to their respective termination dates without penalty or premium. Starting June 1, 2015, the Company and the other borrowers may be required to begin prepaying certain term loan advances with a percentage of our excess cash flow, if any.
At September 30, 2014 and December 31, 2014, the Company would have been in violation of certain financial covenants under the U.S. Loan Agreement and Canadian Loan Agreement (defined below). However, the Company obtained a waiver of compliance with such financial covenants from Comerica Bank through March 31, 2015 and on March 23, 2015 the facility was amended into 60-month facility as described in Note 18 to the financial statements.

Revolving loans and term loans bear interest at a floating rate equal to Comerica Bank’s prime rate plus 1.75% (5% at December 31, 2014, 2013, and 2012). Interest on the revolving loans and the term loans is due and payable monthly. Revolving loans may be borrowed, repaid and reborrowed until April 11, 2017 when all outstanding revolving loan amounts must be repaid. The principal payments on the U.S. term loan and payment schedule remain the same as described above. The revolving loan facility and the term loan facility may be prepaid prior to their respective termination dates without penalty or premium. Starting June 1, 2015, the Company and the other borrowers may be required to begin prepaying certain term loan advances with a percentage of our excess cash flow, if any. The U.S. Loan Agreement and Canadian Loan Agreement have priority in repayment to all other outstanding debt, subject to certain limited exceptions set forth in such agreements. The Company’s obligations and the obligations of the other borrowers under the loan facility are secured by a security interest on substantially all of the Company’s assets and the other borrowers’ assets, including intellectual property. The Company’s other and future subsidiaries may also be required to become co-borrowers or guarantors under the loan facility and grant a security interest on their assets in connection therewith.
The U.S. Loan Agreement contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. The Company and the other borrowers must also comply with a minimum cash financial covenant, minimum fixed charge ratio financial covenant, maximum indebtedness to adjusted EBITDA financial covenant, and minimum EBITDA financial covenant.
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
Canadian Loan Agreement
In March, 2012, and as amended in March 2013, Tenrox Inc., a Canadian corporation and the Company’s wholly-owned subsidiary (the Canadian Subsidiary), entered into a loan and security agreement with Comerica Bank (as amended, the Canadian Loan Agreement). The Canadian Loan Agreement provides a secured accounts receivable revolving loan facility of up to $3.0 million and a secured term loan facility of up to $2.5 million, for a total loan facility of up to $5.5 million. As of December 31, 2014 and 2013, the Canadian Subsidiary had $3.0 million and $1.0 million, respectively, outstanding as revolving loans and $0.4 million and $1.7 million, respectively, as term loans under the Canadian Loan Agreement.
At September 30, 2014 and December 31, 2014, the Company would have been in violation of certain financial covenants under the U.S. Loan Agreement and Canadian Loan Agreement. However, the Company obtained a waiver of compliance with such financial covenants from Comerica Bank through March 31, 2015 and on March 23, 2015 the facility was amended into 60-month facility as described in Note 18 to the financial statements.

Revolving loans and term loans bear interest at a floating rate equal to Comerica Bank’s prime rate plus 1.75%. Interest on the revolving loans and the term loans is due and payable monthly. Revolving loans may be borrowed, repaid and reborrowed until April 11, 2017, when all outstanding revolving loan amounts must be repaid. The principal payments on the Canadian term loan and payment schedule remain the same as described above. The revolving loan facility and the term loan facility may be prepaid prior to their respective termination dates without penalty or premium. The revolving loan facility and the term loan facility may be prepaid prior to their respective termination dates without penalty or premium.
The U.S. Loan Agreement and Canadian Loan Agreement have priority in repayment to all other outstanding debt, subject to certain limited exceptions set forth in such agreements.The Canadian Subsidiary’s obligations under the loan facility are secured by a security interest on substantially all of its assets, including its intellectual property. Additionally, we and certain of our domestic subsidiaries provided guarantees of the loan facility secured by substantially all of our and such subsidiaries’ assets, including intellectual property. Furthermore, our other and future subsidiaries may be required to become co-borrowers or guarantors under the loan facility and grant a security interest on its assets in connection therewith.
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
In connection with the entry into the Canadian Loan Agreement in February 2012, the Company granted Comerica Bank a warrant to purchase 19,675 shares of the Company’s Series A preferred stock at $6.10 per share. The warrant is exercisable for 10 years. The fair value of the warrant was not significant as of the date of issuance. The warrant was converted to a warrant to purchase common stock in November 2014.
Seller Notes
In May 2013, the Company issued seller notes payable in connection with the acquisition of FileBound. The notes have an aggregate principal amount of $3.5 million with 5% stated interest. $3.0 million of the notes are due in May 2015 and $500,000 of the notes are due in May 2016.

Debt Maturities
The Company believes the carrying value of its long-term debt at December 31, 2014 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.
Future debt maturities of long-term debt excluding debt discounts at December 31, 2014 are as follows, (in thousands):

Year ending December 31:
2015	$11,002
2016	5,375
2017	5,606
2018	1,463
Thereafter	—
$23,446
Convertible Promissory Notes
In October 2013, the Company issued $4.9 million of promissory notes to investors bearing interest at 5% per annum with a maturity date of October 2014. Such promissory notes are automatically converted into shares of preferred stock upon the occurrence of a qualified financing. The conversion price for the shares of preferred stock is 80% of the price paid by other investors in the qualified financing. Such conversion price represents a beneficial conversion feature in the amount of $1.2 million which was recorded as interest expense. In December 2013, all of the promissory notes were converted into shares of Series C preferred stock. Immediately prior to the closing of the Company's initial public offering on November 12, 2014, all outstanding shares of preferred stock were converted to shares of the Company's common stock.
8. Net Loss Per Common Share
The following table sets for the computations of loss per share (in thousands, except share and per share amounts):

	Year Ended December 31, 2014
	2014	2013	2012
Numerators:
Loss from continuing operations attributable to common stockholders	$(20,117)	$(8,555)	$(4,298)
Income (loss) from discontinued operations attributable to common stockholders	—	(642)	1,791
Preferred stock dividends and accretion	(1,524)	(98)	(44)
Net loss attributable to common stockholders	$(21,641)	$(9,295)	$(2,551)
Denominator:
Weighted–average common shares outstanding, basic and diluted	4,889,901	1,196,668	751,416
Loss from continuing operations per share, basic and diluted	$(4.43)	$(7.23)	$(5.78)
Loss from discontinued operations per share, basic and diluted	—	(0.54)	2.39
Net loss per common share, basic and diluted	$(4.43)	$(7.77)	$(3.39)

Due to the net losses for the years ended December 31, 2014, 2013, and 2012, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents:

	Year Ended December 31,
	2014	2013	2012
Redeemable convertible preferred stock:
Series A preferred stock	—	2,821,181	2,821,181
Series B preferred stock	—	1,701,909	1,701,909
Series B–1 preferred stock	—	237,740	131,168
Series B–2 preferred stock	—	155,598	—
Series C preferred stock	—	1,918,048	—
Stock options	665,216	357,991	187,622
Restricted stock	438,939	240,280	626,460
Total anti–dilutive common share equivalents	1,104,155	7,432,747	5,468,340

9. Commitments and Contingencies
Operating Leases
The Company leases office space under operating leases that expire between 2015 and 2020.
Future minimum lease payments under operating and capital lease obligations are as follows (in thousands):

	Capital Leases	Operating Leases	Purchase Commitments
2015	$989	$1,533	$2,132
2016	774	1,278
2017	624	917
2018	331	615
2019	11	460
Thereafter	—	96
Total minimum lease payments	$2,729	$4,899	$2,132
Less amount representing interest	(309)
Present value of capital lease obligations	2,420
Less current portion of capital lease obligations	(887)
Long-term capital lease obligations	$1,533
The Company has an outstanding purchase commitment for software development services pursuant to a technology services agreement in 2015 in the amount of $2.1 million. For years after 2015, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2015 total revenues increase by 10% as compared to 2014 total revenues, then the 2016 purchase commitment would increase by approximately $210,000 from the 2015 purchase commitment amount to $2.3 million.

Total rent expense for the years ended December 31, 2014, 2013, and 2012 were approximately $1.9 million, $0.8 million, and $0.4 million, respectively. The current long-term portion of capital lease obligations are recorded in accrued expenses, other current, and other long-term liabilities line items on the balance sheet, respectively. Capital lease agreements are generally for four years and contain a bargain purchase option at the end of the lease term.
The Company has a letter of credit for an office lease with a bank in the amount of $100,000.
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations of the Company.
10. Property and Equipment, Net
Property and equipment consisted of the following (in thousands) at:

	December 31, 2014	December 31, 2013
Equipment (included equipment under capital lease of $3,028 and $1,640 at December 31, 2014 and 2013, respectively)	$7,712	$3,498
Furniture and fixtures	502	607
Leasehold improvements	574	2,297
Accumulated depreciation (included equipment under capital lease of $1,194 and $1,080 at December 31, 2014 and 2013, respectively)	(4,858)	(2,460)
Property and equipment, net	$3,930	$3,942
Amortization of assets recorded under capital leases is included with depreciation expense. Depreciation and amortization expense on property and equipment was $2.3 million, $791,000 and $390,000 for the years ended December 31, 2014, 2013, and 2012, respectively. The Company recorded no impairment of property and equipment and recorded no gains or losses on the disposal of property and equipment during the years ended December 31, 2014, 2013, and 2012.
11. Stockholders' Equity and Stock-Based Compensation
Common Stock
All share and per share information for all periods presented has been adjusted to reflect the effect of a 6.099-for-one reverse stock split in November 2014. Our certificate of incorporation authorizes shares of stock as follows: 50,000,000 shares of 1 common stock and 5,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.0001 per share. As of December 31, 2014 and 2013, 15,249,118 and 1,851,319 shares of common stock were outstanding, respectively and 0 and 6,834,476 of preferred stock were outstanding, respectively.
Each share of common stock is entitled to one vote at all meetings of stockholders. The number of authorized shares of common stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of shares of capital stock of the Company representing a majority of the votes represented by all outstanding shares of capital stock of the Company entitled to vote. The holders of common stock are also entitled to receive dividends, when, if and as declared by our board of directors, whenever funds are legally available therefore, subject to the priority rights of any outstanding preferred stock.

•
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

•	In November 2013, the Company issued 155,599 shares of common stock valued at $275,000 in connection with the acquisition of ComSci.

•
In January 2014, the Company issued 1,803,574 shares of common stock to this company in connection with the amendment of such technology services agreement and took a noncash charge of $11.2 million recorded in research and development expenses.

•
In September 2014, the Company granted 294,010 shares of restricted stock with a grant-date fair value of $8.73. The restricted stock has restrictions which vest over three years from date of grant for 40,990 shares and over four years from the date of grant for 253,020 shares. The grant-date fair value of the shares is recognized over the requisite vesting period. If vesting periods are not achieved, the shares will be forfeited by the employee.

•
In November 2014, the Company granted 41,664 shares of restricted stock with a grant-date fair value of $12.00 to members of the Board of Directors. The restricted stock has restrictions which vest fully after twelve months from date of grant. The grant-date fair value of the shares is recognized over the requisite vesting period. If vesting periods are not achieved, the shares will be forfeited by the respective Director.

•
In November, 2014, the Company issued 3,846,154 shares of common stock, at a price of $12.00 per share, before underwriting discounts and commissions. The IPO generated net proceeds of approximately $42.9 million, after deducting underwriting discounts and commissions. Expenses incurred by us for the IPO were approximately $4.1 million and will be recorded against the proceeds received from the IPO.

•	In November 2014, the Company issued 6,834,476 share of common stock for conversion of all outstanding shares of preferred stock on a one-to-one basis in connection with the Company's IPO.

•
In November 2014, the Company issued 150,977 shares of common stock valued at $1.6 million in connection with the acquisition of Solution Q. In addition, the company issued 65,570 shares of common stock to two employees valued at $0.7 million. The restricted stock has restrictions which vest fully two years from date of grant. The grant-date fair value of the shares is recognized over the requisite vesting period. If vesting periods are not achieved, the shares will be forfeited by the respective employee.

•
In December 2014, the Company agreed to issue 386,253 shares of common stock valued at $4.5 million in connection with the acquisition of Mobile Commons. As of December 31, 2014, 316,747 shares of common stock were issued to certain former shareholders of Mobile Commons, 44,192 shares were being held in escrow for eighteen (18) months and subject to indemnification claims by the Company and an additional 25,314 shares were reserved for issuance upon the completion of certain documentation by certain former shareholders of Mobile Commons.

Stock Compensation Plans
The Company maintains two stock-based compensation plans, the 2010 Stock Option Plan (the “2010 Plan”) and the 2014 Stock Option Plan (the “2014 Plan”), which are described below.
2010 Plan
At December 31, 2014, there were 665,210 options outstanding under the 2010 Plan. Following the effectiveness of the Company’s 2014 Plan (the "2014 Plan") in November 2014, no further awards have been made under the 2010 Plan, although each option previously granted under the 2010 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2010 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2010 Plan instead will be available for issuance under the 2014 Plan.
2014 Plan
In November 2014, the Company adopted the 2014 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The 2014 Plan also provides for the automatic grant of option awards to our non-employee directors. As of December 31, 2014, shares of common stock reserved for issuance under the 2014 Plan consist of 120,567 shares of common stock. In addition, the number of shares available for issuance under the 2014 Plan will be increased annually in an amount equal to the least of (i) 4% of the outstanding Shares on the last day of the immediately preceding Fiscal Year or (ii) such number of Shares determined by the Board. At December 31, 2014, there were 41,664 restricted stock units outstanding under the 2014 Plan.
Shares issued upon any stock option exercise under the 2010 Plan or 2014 Plan will be issued from the Company's authorized but unissued shares.

Stock Option Activity
A summary of the Company’s stock option activity under all Plans is as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Life (In Years)	Weighted- Average Fair Value per Share
Outstanding at January 1, 2012	37,383	$0.30	9.25	$0.18
Options granted	173,844	1.22		0.79
Options forfeited	(23,605)	1.22		0.79
Outstanding at December 31, 2012	187,622	$1.04	9.65	$0.67
Options granted	191,045	1.77		0.91
Options forfeited	(20,676)	1.28		0.79
Outstanding at December 31, 2013	357,991	$1.40	9.16	$0.79
Options granted	386,797	7.03		3.76
Options exercised	(435)	1.77		0.93
Options forfeited	(79,143)	3.87		2.09
Outstanding at December 31, 2014	665,210	$4.39	8.78	$2.37

Options vested and expected to vest at December 31, 2013	59,106	$0.79	8.04
Options vested and exercisable at December 31, 2013	56,675	$0.79	8.04
Options vested and expected to vest at December 31, 2014	149,907	$1.58	7.81
Options vested and exercisable at December 31, 2014	149,907	$1.58	7.81
The aggregate intrinsic value of options vested during the years ended December 31, 2014 and 2013, was approximately $1.2 million and $206,000, respectively. The aggregate intrinsic value of options outstanding at December 31, 2014 and 2013, was approximately $3.4 million and $1.7 million, respectively. The aggregate intrinsic value of options exercisable, vested and expected to vest at December 31, 2014 was approximately $1.2 million. The total fair value of employee options vested during the years ended December 31, 2014 and 2013 was approximately $106,000 and $34,000, respectively. Unvested shares as of December 31, 2014 and 2013 have a weighted-average grant date fair value of $2.79 and $0.79 per share, respectively.
Total stock-based compensation was approximately $1.1 million and $498,000 for the years ended December 31, 2014 and 2013, respectively.     As of December 31, 2014, $3.9 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.34 years.

Restricted Stock Awards
A summary of the Company’s restricted stock activity under the 2010 Plan is as follows:

Number of Awards Outstanding
Unvested balances at January 1, 2012	1,022,118
Awards granted	113,085
Awards vested	(395,659)
Unvested balances at December 31, 2012	739,544
Awards granted	—
Awards vested	(499,265)
Unvested balances at December 31, 2013	240,279
Awards granted	401,244
Awards vested	(202,584)
Unvested balances at December 31, 2014	438,939

Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of subscription and support revenue	$30	$9	$—
Cost of professional services revenue	19	8	—
Sales and marketing	39	15	—
Research and development	61	12	—
General and administrative	929	454	92
Total	$1,078	$498	$92

12. Redeemable Convertible Preferred Stock

▪	In 2011, the Company issued 2,652,110 shares of Series A redeemable convertible preferred stock for aggregate proceeds of $16.0 million, net of issuance costs of $199,000.

▪	In January 2012, the Company issued 169,054 shares of Series A redeemable convertible preferred stock for aggregate proceeds of $1.0 million, net of issuance costs of $24,000.

▪	In January 2012, the Company issued 1,701,909 shares of Series B redeemable convertible preferred stock for aggregate proceeds of $10.4 million, net of issuance costs of $22,000.

▪	In November 2012, the Company issued 131,168 shares of Series B-1 redeemable convertible preferred stock valued at $800,000 in connection with the acquisition of EPM Live. Such shares are subject to forfeiture obligations based upon continued employment over a 24-month period. The Company is accounting for such shares as compensation as the shares vest. At December 31, 2014, all shares are now fully amortized.

▪	In May 2013, the Company issued 106,572 shares of B-1 redeemable convertible preferred stock valued at $624,000 in connection with the acquisition of FileBound.

▪	In November 2013, the Company issued 155,598 shares of Series B-2 redeemable convertible preferred stock valued at $949,000 in connection with the acquisition of ComSci.

▪
In December 2013, the Company issued 1,918,048 shares of Series C redeemable convertible preferred stock for aggregate proceeds of $19.7 million, net of issuance costs of $82,000. The proceeds from the issuance of Series C preferred stock included the conversion of $4.9 million of convertible promissory bridge notes and accrued interest payable.

▪	In November 2014, all of the shares of preferred stock were converted into 6,834,476 shares of common stock on a one-to-one basis in connection with the Company's IPO.
Voting
Each holder of Preferred Stock, except for holders of Series B–2 redeemable convertible preferred stock, shall be entitled to the number of votes equal to the number of shares of common stock into which the shares of Preferred Stock held by such holder could be converted. The holders of Preferred Stock and the holders of common stock shall vote together and not as separate classes. Except as otherwise specifically required by applicable law, the holders of Series B–2 redeemable convertible preferred stock shall have no right to vote on any matters to be voted on by the stockholders of the Company.
Dividends
Dividends on shares of Series C redeemable convertible preferred stock shall begin to accrue on a daily basis at a rate of 8% per annum, shall be cumulative, and shall compound on an annual basis. Series C redeemable convertible preferred stock dividends shall be due and payable upon the earliest of (i) any liquidation, dissolution, or winding up of the Company; (ii) the redemption of the Series C redeemable convertible preferred stock; or (iii) the payment of any dividends with respect to common stock or Series A, B, B–1 redeemable convertible Preferred Stock. Cumulative dividends on shares of Series C redeemable convertible preferred stock shall cease to accrue and all accrued and unpaid cumulative dividends shall be canceled and any rights to such dividends shall terminate at the time such share of Series C redeemable convertible preferred stock is converted to common stock.
The holders of outstanding shares of Series A, B, B–1, and B–2 redeemable convertible preferred stock shall be entitled to receive dividends, when, as, and if declared by the Board of Directors, out of any assets legally available at the annual rate of $0.49 per share payable in preference and priority to any declaration or payment of any distribution on common stock. No dividends shall be made with respect to the common stock unless dividends on the Preferred Stock have been declared and paid or set aside for payment to the preferred stockholders. The right to receive dividends on shares of Series A, B, B–1 and B–2 redeemable convertible preferred stock shall not be cumulative, and no right to dividends shall accrue to holders of Series A, B, B–1 and B–2 redeemable convertible preferred stock by reason of the fact that dividends on said shares are not declared or paid. Payment of any dividends to the holders of Series A, B, B–1, and B–2 redeemable convertible preferred stock shall be on a pro rata basis.
Liquidation Preference
Upon any liquidation, dissolution, or winding up of the Company and its subsidiaries, whether voluntary or involuntary, the holders of Series C redeemable convertible preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Series A, B, B–1 and B–2 redeemable convertible preferred stock and holders of common stock by reason of their ownership of such stock, an amount per share for each share of Series C redeemable convertible preferred stock held by them equal to the sum of (i) $10.98 per share and (ii) all declared but unpaid dividends (if any) on such share of Series C redeemable convertible preferred stock, or such lesser amount as may be approved by the holders of the majority of the outstanding shares of Series C redeemable convertible preferred stock. If, upon the liquidation, dissolution, or winding up of the Company, the assets of the Company legally available for distribution to the holders of the Series C redeemable convertible preferred stock are insufficient to permit the payment to such holders of the full amounts, then the entire assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of the Series C redeemable convertible preferred stock in proportion to the full amounts they would otherwise be entitled to receive.
Upon any liquidation, dissolution, or winding up of the Company and its subsidiaries, whether voluntary or involuntary, and after payment in full of the amounts to which holders of Series C redeemable convertible preferred stock shall be entitled to receive, the holders of Series A, B, B–1 and B–2 redeemable convertible preferred stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the common stock by reason of their ownership of such stock, an amount per share for each share of Series A, B, B–1 and B–2 redeemable convertible preferred stock held by them equal to the sum of (i) $6.10 per share and (ii) all declared but unpaid dividends (if any) on such share of preferred stock, or such lesser amount as may be approved by the holders of the majority of the outstanding shares of Series A, B, B–1 and B–2 redeemable convertible preferred stock. If, upon the liquidation, dissolution, or winding up of the Company, the assets of the Company legally available for distribution to the holders of the Series A, B, B–1 and B–2 redeemable convertible preferred stock are insufficient to permit the payment to such holders of the full amounts, then the entire assets of the Company legally available for distribution shall be distributed with equal priority and pro rata among the holders of Series A, B, B–1 and B–2 redeemable convertible preferred stock in proportion to the full amounts they would otherwise be entitled to receive.
Redemption
At any time after December 20, 2018, and at the election of the holders of at least two–thirds of the then–outstanding shares of Series A, B, and C redeemable convertible preferred stock, the Company shall redeem, out of funds legally available, all (but not less than all) outstanding shares of Series A, B, B–2 and C redeemable convertible preferred stock that have not been converted into common stock, in three equal annual installments. The Company shall redeem the shares of Series A, B and B–2 redeemable convertible preferred stock by paying in cash $6.10 per share, plus an amount equal to all declared and unpaid dividends, whether or not earned. The Company shall redeem the shares of Series C redeemable convertible preferred stock by paying in cash $10.98 per share, plus all accrued but unpaid cumulative dividends and any other declared but unpaid dividends thereon. If the funds legally available for redemption of the Series A, B, B–2 and C redeemable convertible preferred stock are insufficient to permit the payment to such holders of the full respective redemption prices, the Company shall first redeem all share of Series C redeemable convertible preferred stock and shall then use the remaining proceeds to effect such redemption pro rata among the holders of the Series A, B and B–2 redeemable convertible preferred stock so that each holder of Series A, B and B–2 redeemable convertible preferred stock shall receive a redemption payment equal to a fraction of the aggregate amount available for redemption.
At any time after December 20, 2019 and at the election of a least a majority of the then–outstanding shares of Series C redeemable convertible preferred stock, the Company shall redeem in three equal annual installments all outstanding shares of Series C redeemable convertible preferred stock.
The Series B–1 redeemable convertible preferred stock is not entitled to any redemption rights. However, because a majority of the Company’s outstanding stock is in the control of the convertible preferred stockholders who also control the Company’s Board of Directors, a hostile takeover or other sale could occur outside the Company’s control and thereby trigger a “deemed liquidation” and payment of liquidation preferences. Accordingly, the Company has classified convertible preferred stock outside of stockholders’ deficit for all periods presented.

The Company adjusts the carrying value of the convertible preferred stock to the liquidation preferences of such shares at each reporting period-end. The change in the carrying value of the convertible preferred stock is recorded as a charge to additional paid–in capital, if any, and then to accumulated deficit.
The Company has evaluated each of its series of convertible preferred stock and determined that each series should be considered an “equity host” and not a “debt host” as defined by ASC 815, Derivatives and Hedging. This evaluation is necessary in order to determine if any embedded features require bifurcation and, therefore, separate accounting as a derivative liability. The Company’s analysis followed the “whole instrument approach,” which compares an individual feature against the entire convertible preferred stock instrument that includes that feature. The Company’s analysis was based on a consideration of the convertible preferred stock’s economic characteristics and risks and, more specifically, evaluated all the stated and implied substantive features, including (i) whether the convertible preferred stock included redemption features, (ii) how and when any redemption features could be exercised, (iii) whether the holders of convertible preferred stock, were entitled to dividends, (iv) the voting rights of the convertible preferred stock and (v) the existence and nature of any conversion rights. As a result of the Company’s conclusion that the convertible preferred stock represents an equity host, the conversion feature of all series of convertible preferred stock is considered to be clearly and closely related to the associated convertible preferred stock host instrument. Accordingly, the conversion feature of all series of convertible preferred stock is not considered an embedded derivative that requires bifurcation.
The Company accounts for potentially beneficial conversion features under ASC 740–20, Debt with Conversion and Other Options. At the time of each of the issuances of convertible preferred stock, the Company’s common stock into which each series of the Company’s convertible preferred stock is convertible had an estimated fair value less than the effective conversion prices of the convertible preferred stock. Therefore, there was no intrinsic value on the respective commitment dates.
Conversion
Each share of Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance of such share, into that number of fully paid, nonassessable shares of common stock determined by dividing the original issue price for the relevant series (Series A redeemable convertible – $6.10, Series B redeemable convertible – $6.10, Series B–1 redeemable convertible – $6.10, Series B–2 redeemable convertible – $6.10, and Series C redeemable convertible – $10.98) by the conversion price for such series (Series A redeemable convertible – $6.10, Series B redeemable convertible – $6.10, Series B–1 redeemable convertible – $6.10, Series B–2 redeemable convertible – $6.10, and Series C redeemable convertible – $10.98).
Each share of Preferred Stock shall automatically be converted into fully paid, nonassessable shares of common stock at the then–effective conversion rate for such share (i) immediately prior to the closing of a firm commitment, underwritten IPO pursuant to an effective registration statement filed under the Securities Act of 1933, covering the offer and sale of the Company’s common stock, provided that the offering price per share is not less than $14.82 if such event occurs on or before June 20, 2015, or $21.96 if such event occurs after June 20, 2015, and the aggregate gross proceeds to the Company exceed $25,000,000; (ii) with respect to Series A, B, B–1 and B–2 redeemable convertible preferred stock, upon the receipt by the Company of a written request for such conversion of holders of at least 50% of the then outstanding Series A, B, B–1, and B–2 redeemable convertible preferred stock entitled to vote; or (iii) with respect to Series C redeemable convertible preferred stock, upon receipt by the Company of a written request for such conversion from the holders of at least 50% of the Series C redeemable convertible preferred stock then outstanding, or, if later, the effective date for conversion specified in such requests.
13. Preferred Stock Warrants
The Company had 19,675 Series A preferred stock warrants and 56,839 Series B redeemable convertible preferred stock warrants outstanding as of December 31, 2013 with an exercise price of $6.10 per share. All of these warrants were issued in connection with the loan agreements described in Note 7. The warrants were converted to warrants to purchase common stock in November 2014. See Note 4.

The fair value of warrants to purchase convertible preferred stock was determined using the Black-Scholes option pricing model. The following table summarizes the inputs and assumptions used to develop their fair values:

	Series A Preferred Stock Warrant
	November 12,	December 31,
	2014	2013	2012
Stock Price	$12.00	$10.67	$1.22
Exercise price	$6.10	$6.10	$6.10
Expected volatility	57.6%	53.3%	72.52%
Risk-free interest rate	1.65%	1.75%	1.36%
Expected life in years	4.25	5.12	7.00
Dividend yield	—	—	—

	Series B Preferred Stock Warrant
	November 12,	December 31,
	2014	2013	2012
Stock Price	$12.00	$10.67	$1.22
Exercise price	$6.10	$6.10	$6.10
Expected volatility	57.6%	53.3%	72.52%
Risk-free interest rate	1.65%	1.75%	0.95%
Expected life in years	4.32 - 5.42	5.18-6.28	6.12
Dividend yield	—	—	—

14. Employee Benefit Plans
The Company has established two voluntary defined contribution retirement plans qualifying under Section 401(k) of the Internal Revenue Code. The Company made no contributions to the 401(k) plans for the years ended December 31, 2014, 2013, and 2012.
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
16. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues:
U.S.	$50,661	$31,166	$16,999
Canada	3,713	3,509	2,920
Other International	10,200	6,518	2,844
Total Revenues	$64,574	$41,193	$22,763

	Years Ended December 31,
	2014	2013	2012
Identifiable long-lived assets:
U.S.	$3,330	$3,310	$637
Canada	600	632	770
Other International	—	—	—
Total identifiable long-lived assets	$3,930	$3,942	$1,407

17. Related Party Transactions
In 2013, the Company borrowed and repaid monies from and to an investor in the Company pursuant to promissory notes (see Note 7). During the fiscal years ended December 31, 2014, 2013, and 2012, the Company purchased software development services pursuant to a technology services agreement with a company controlled by a non-management investor in the Company in the amount of $2.1 million, $2.1 million and $1.0 million, respectively. In January 2014, the Company issued 1,803,574 shares of common stock to this company in connection with the amendment of such technology services agreement and took a noncash charge of $11.2 million recorded in research and development expenses. The Company has an outstanding purchase commitment for additional software development services from this company in 2015 in the amount of $2.1 million. For years after 2015, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2015 total revenues increase by 10% as compared to 2014 total revenues, then the 2016 purchase commitment would increase by approximately $210,000 from the 2015 purchase commitment amount to $2.3 million. At December 31, 2014, 2013, and 2012, amounts included in accounts payable owed to this company totaled $416,000, $0, and $1.0 million, respectively.
When the Company receives requested services as detailed by statements of work pursuant to the software development agreement, it determines whether such software development costs should be capitalized as either internally-used software or software to be sold or otherwise marketed. If such costs are not capitalizable, the Company expenses such costs as the services are received. If the Company anticipates that it will not utilize the full amount of the annual minimum fee, the estimated unused portion of the annual minimum fee is expensed at that time.
18. Subsequent Events
The Company has evaluated subsequent events through the date the consolidated financial statements were available for issuance.
On March 23, 2015, the Company amended the U.S. Loan Agreement. The amended U.S. Loan Agreement provides the Company and certain of its subsidiaries, as co-borrowers, a secured accounts receivable revolving loan facility of up to $5.0 million, none of which is currently outstanding, and a secured term loan facility of $15.8 million representing the current amount outstanding under the U.S. term loan.

Revolving loans and term loans bear interest at a floating rate equal to Comerica Bank’s prime rate plus 1.75% (5% at December 31, 2012, 2013, and 2014). Interest on the revolving loans and the term loans is due and payable monthly. Revolving loans may be borrowed, repaid and reborrowed until April 11, 2017 when all outstanding revolving loan amounts must be repaid. The principal payments on the U.S. term loan and payment schedule remain the same as described above. The revolving loan facility and the term loan facility may be prepaid prior to their respective termination dates without penalty or premium. Starting June 1, 2015, the Company and the other borrowers may be required to begin prepaying certain term loan advances with a percentage of our excess cash flow, if any.
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
The U.S. Loan Agreement contains customary affirmative covenants and customary negative covenants limiting the Company’s ability and the ability of the Company’s subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. Through December 30, 2016, the Company and its consolidated subsidiaries must comply with a minimum recurring revenue financial covenant, minimum cash financial covenant, and minimum adjusted EBITDA financial covenant. Commencing December 31, 2016, the Company and its consolidated subsidiaries must comply with a maximum total senior debt to adjusted EBITDA financial covenant, a maximum total debt to adjusted EBITDA financial covenant and a minimum fixed charge coverage ratio financial covenant.
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
On March 23, 2015, Upland Software Inc. f/k/a Tenrox Inc., the Company’s wholly-owned subsidiary (the “Canadian Subsidiary”) amended its Loan and Security Agreement with Comerica Bank (the "Canadian Loan Agreement") to, among other things, add Solution Q Inc., the Canadian Subsidiary’s wholly-owned subsidiary (“Solution Q”), as a co-borrower.  The amended Canadian Loan Agreement provides the Canadian Subsidiary and Solution Q, as co-borrowers, a secured accounts receivable revolving loan facility of up to $3.0 million representing the current amount outstanding under the Canadian revolving loan and a secured term loan facility of $104,167 representing the current amount outstanding under the Canadian term loan.
Revolving loans and term loans bear interest at a floating rate equal to Comerica Bank’s prime rate plus 1.75%. Interest on the revolving loans and the term loans is due and payable monthly. Revolving loans may be borrowed, repaid and reborrowed until April 11, 2017, when all outstanding revolving loan amounts must be repaid. The principal payments on the Canadian term loan and payment schedule remain the same as described above. The revolving loan facility and the term loan facility may be prepaid prior to their respective termination dates without penalty or premium. The revolving loan facility and the term loan facility may be prepaid prior to their respective termination dates without penalty or premium.
The Canadian Subsidiary’s obligations and the obligations of Solution Q under the loan facility are secured by a security interest on substantially all of their assets, including their intellectual property. Additionally, we and certain of our domestic subsidiaries provided guarantees of the loan facility secured by substantially all of our and such subsidiaries’ assets, including intellectual property. Furthermore, our other and future subsidiaries may be required to become co-borrowers or guarantors under the loan facility and grant a security interest on its assets in connection therewith.

The Canadian Loan Agreement and the security agreements contain customary affirmative covenants and customary negative covenants limiting our ability, the Canadian Subsidiary’s ability, Solution Q's ability and the ability of our other subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock and make investments, in each case subject to certain exceptions. Through December 30, 2016, we and our consolidated subsidiaries must comply with a minimum recurring revenue financial covenant, minimum cash financial covenant, and minimum adjusted EBITDA financial covenant. Commencing December 31, 2016, we and our consolidated subsidiaries must comply with a maximum total senior debt to adjusted EBITDA financial covenant, a maximum total debt to adjusted EBITDA financial covenant and a minimum fixed charge coverage ratio financial covenant.
The Canadian Loan Agreement and the security agreements also contain customary events of default including, among others, payment defaults, breaches of covenants defaults, material adverse change defaults, bankruptcy and insolvency event defaults, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties defaults. Upon an event of default, Comerica Bank may declare all or a portion of the Canadian Subsidiary’s and Solution Q's outstanding obligations payable to be immediately due and payable and exercise other rights and remedies provided for under the loan facility, including a requirement that any guarantor pay all of the outstanding obligations under their respective guaranty and a right by Comerica Bank to exercise remedies under any security agreement related to such guaranty. During the existence of an event of default, interest on the obligations could be increased by 5.0%.

19. Quarterly Results
The following table sets forth our unaudited quarterly condensed consolidated statements of operations data for each of the last eight quarters through December 31, 2014. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included elsewhere in this Annual Report and you should read the following tables together with such financial statements. The quarterly results of operations include all normal recurring adjustments necessary for a fair presentation of this data. Results of interim periods are not necessarily indicative of results for the entire year and are not necessarily indicative of future results.

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Consolidated Statements of Operations Data:	(in thousands, unaudited)
Revenue:
Subscription and support	$6,810	$7,372	$7,731	$8,974	$11,737	$11,805	$12,368	$12,715
Perpetual license	35	453	647	868	440	657	850	840
Total product revenue	6,845	7,825	8,378	9,842	12,177	12,462	13,218	13,555
Professional services	1,805	2,192	2,014	2,292	3,436	3,749	3,057	2,920
Total revenue	8,650	10,017	10,392	12,134	15,613	16,211	16,275	16,475
Cost of revenue:
Subscription and support(1)(2)	1,484	1,787	2,087	2,429	3,258	3,346	3,488	3,950
Professional services(1)	1,350	1,505	1,400	1,425	2,397	2,340	2,305	2,037
Total cost of revenue	2,834	3,292	3,487	3,854	5,655	5,686	5,793	5,987
Gross profit	5,816	6,725	6,905	8,280	9,958	10,525	10,482	10,488
Operating expenses:
Sales and marketing(1)	1,931	2,472	2,726	3,496	3,136	4,015	3,767	3,752
Research and development(1)	2,087	2,319	2,730	3,204	14,899	3,494	3,793	3,979
Refundable Canadian tax credits	(149)	(147)	(144)	(143)	(136)	(138)	(138)	(682)
General and administrative(1)	1,315	1,605	1,662	2,250	2,623	3,053	3,555	4,330
Depreciation and amortization	562	1,685	688	735	1,055	1,066	1,067	1,122
Acquisition-related expenses	9	519	22	911	290	231	108	1,557
Total operating expenses	5,755	8,453	7,684	10,453	21,867	11,721	12,152	14,058
Income (loss) from operations	61	(1,728)	(779)	(2,173)	(11,909)	(1,196)	(1,670)	(3,570)
Other expense:
Interest expense, net	(223)	(324)	(434)	(1,816)	(415)	(419)	(397)	(720)
Other expense, net	(46)	119	49	(553)	114	(482)	60	409
Total other expense	(269)	(205)	(385)	(2,369)	(301)	(901)	(337)	(311)
Loss before provision for income taxes	(208)	(1,933)	(1,164)	(4,542)	(12,210)	(2,097)	(2,007)	(3,881)
Provision for income taxes	(243)	110	(69)	(506)	(410)	(280)	(438)	1,206
Loss from continuing operations	(451)	(1,823)	(1,233)	(5,048)	(12,620)	(2,377)	(2,445)	(2,675)
Income (loss) from discontinued operations	(139)	(177)	(195)	(131)	—	—	—	—
Net income (loss)	(590)	(2,000)	(1,428)	(5,179)	(12,620)	(2,377)	(2,445)	(2,675)
Preferred stock dividends and accretion	(11)	(11)	(11)	(65)	(435)	(440)	(445)	(204)
Net loss attributable to common shareholders	$(601)	$(2,011)	$(1,439)	$(5,244)	$(13,055)	$(2,817)	$(2,890)	$(2,879)
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(0.22)	$(1.63)	$(1.01)	$(3.57)	$(4.48)	$(0.80)	$(0.80)	$(0.30)
Income (loss) from discontinued operations per common share, basic and diluted	$(0.07)	$(0.16)	$(0.16)	$(0.09)	$—	$—	$—	$—
Net loss per common share, basic and diluted	$(0.29)	$(1.79)	$(1.17)	$(3.66)	$(4.48)	$(0.80)	$(0.80)	$(0.30)
Weighted-average common shares outstanding, basic and diluted	2,123,813	1,127,152	1,232,626	1,430,233	2,916,949	3,533,198	3,602,156	9,507,246
(1) includes stock-based compensation
(2) Includes depreciation and amortization

	Quarter Ended
Percentage of revenue:	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	79%	74%	74%	74%	75%	73%	76%	77%
Perpetual license	—%	5%	6%	7%	3%	4%	5%	5%
Total product revenue	79%	79%	80%	81%	78%	77%	81%	82%
Professional services	21%	21%	20%	19%	22%	23%	19%	18%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue:
Subscription and support(1)(2)	17%	18%	20%	20%	21%	21%	21%	24%
Professional services(1)	16%	15%	13%	12%	15%	14%	14%	12%
Total cost of revenue	33%	33%	33%	32%	36%	35%	35%	36%
Gross profit	67%	67%	67%	68%	64%	65%	65%	64%
Operating expenses:
Sales and marketing(1)	22%	25%	26%	29%	20%	25%	23%	23%
Research and development(1)	24%	23%	26%	26%	95%	22%	23%	24%
Refundable Canadian tax credits	(2)%	(1)%	(1)%	(1)%	(1)%	(1)%	(1)%	(4)%
General and administrative(1)	15%	16%	16%	19%	17%	19%	22%	26%
Depreciation and amortization	6%	17%	7%	6%	7%	7%	7%	7%
Acquisition-related expenses	—%	5%	—%	8%	2%	1%	1%	9%
Total operating expenses	65%	85%	74%	87%	140%	73%	75%	85%
Income (loss) from operations	2%	(18)%	(7)%	(19)%	(76)%	(8)%	(10)%	(21)%
Other expense:
Interest expense, net	(3)%	(3)%	(4)%	(15)%	(3)%	(3)%	(2)%	(4)%
Other expense, net	(1)%	1%	—%	(5)%	1%	(3)%	—%	2%
Total other expense	(4)%	(2)%	(4)%	(20)%	(2)%	(6)%	(2)%	(2)%
Loss before provision for income taxes	(2)%	(20)%	(11)%	(39)%	(78)%	(14)%	(12)%	(23)%
Provision for income taxes	(3)%	1%	(1)%	(4)%	(3)%	(2)%	(3)%	7%
Loss from continuing operations	(5)%	(19)%	(12)%	(43)%	(81)%	(16)%	(15)%	(16)%
Income (loss) from discontinued operations	(2)%	(2)%	(2)%	(1)%	—%	—%	—%	—%
Net income (loss)	(7)%	(21)%	(14)%	(44)%	(81)%	(16)%	(15)%	(16)%
Preferred stock dividends and accretion	—%	—%	—%	(1)%	(3)%	(3)%	(3)%	(1)%
Net loss attributable to common shareholders	(7)%	(21)%	(14)%	(45)%	(84)%	(19)%	(18)%	(17)%
(1) includes stock-based compensation
(2) Includes depreciation and amortization
Our revenue increased in each of the quarters presented above as a result of growth in the number of customers using our applications. This growth is due to our acquisitions of PowerSteering and Tenrox in the first fiscal quarter of 2012, EPM Live in the fourth fiscal quarter of 2012, FileBound in the second fiscal quarter of 2013, ComSci and Clickability in the fourth fiscal quarter of 2013, and Solution Q and Mobile Commons in the fourth fiscal quarter of 2014.
Cost of product revenue and cost of professional services revenue increased primarily due to increased personnel and related costs and travel and related costs associated with the acquisitions from fiscal 2012 to fiscal 2014.
Sales and marketing expense increased primarily due to acquisitions from fiscal 2012 to fiscal 2014 as well as increased marketing expenses mainly in the form of a new company-branding campaign and marketing events, including our first user conference in the fourth fiscal quarter of 2013.
Research and development expenses increased primarily due to increased personnel and related costs and contractor fees each associated with acquisitions from fiscal 2012 to fiscal 2014. In January 2014, we issued 1,803,574 shares of common stock in connection with an amendment of a technology service agreement with a related party and took a non-cash charge of $11.2 million. See Note 17 to the consolidated financial statements for further details of the agreement.

Refundable Canadian tax credits increased by approximately $540,000 during the quarter ending December 31, 2014 due to favorable Canadian Revenue Agency tax audit results. The incremental tax credits reported for the quarter ending December 31, 2014 is not expected to continue.
General and administrative expenses increased primarily due to professional and contractor fees associated with operating as a public company, and personnel and related costs related to the acquisitions from fiscal 2012 to fiscal 2014.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among the Registrant, Steering Wheel Acquisition Corp., PowerSteering Software, Inc. and Michael Pehl, as Stockholder representative, dated February 3, 2012	S-1	333-198574	2.1	September 4, 2014
2.2	Stock Purchase Agreement by and among the Registrant, Tenrox Inc., the stockholders named therein and Novacap II, L.P. and Aramazd Israilian, as representatives, dated February 10, 2012	S-1	333-198574	2.2	September 4, 2014
2.3	Membership Interest Purchase Agreement by and among the Registrant, LMR Solutions, LLC, Joseph Larscheid and Cheryl Larscheid, dated November 13, 2012	S-1	333-198574	2.3	September 4, 2014
2.4	Stock Purchase Agreement by and among the Registrant, Marex Group Inc., FileBound Solutions, Inc., the Selling Stockholders (as defined therein) and Rex Lamb, as representative of the Selling Stockholders, dated May 16, 2013	S-1	333-198574	2.4	September 4, 2014
2.5	Membership Interest Purchase Agreement by and among the Registrant, Upland Software, Inc., ComSci, LLC and Robert Svec, dated November 7, 2013	S-1	333-198574	2.5	September 4, 2014
2.6	Stock Purchase Agreement by and among the Registrant, Clickability, Inc. and Limelight Networks, Inc. dated December 23, 2013	S-1	333-198574	2.6	September 4, 2014
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-198574	3.2	October 27, 2014
3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-198574	3.4	October 27, 2014
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated December 20, 2013	S-1	333-198574	4.1	September 4, 2014
4.2	Restricted Stock Agreement between the Registrant, Joseph Larscheid and Cheryl Larscheid, dated November 14, 2012	S-1	333-198574	4.4	September 4, 2014
4.3	Market Standoff Agreement between the Registrant and Robert Svec, dated November 6, 2013	S-1	333-198574	4.5	September 4, 2014
4.4	Warrant to Purchase Series A Preferred Stock issued to Comerica Bank dated February 10, 2012	S-1	333-198574	4.8	September 4, 2014
4.5	Warrant to Purchase Series B Preferred Stock issued to Comerica Bank dated March 5, 2012	S-1	333-198574	4.9	September 4, 2014
4.6	Warrant to Purchase Series B Preferred Stock issued to Comerica Bank dated April 11, 2013	S-1	333-198574	4.10	September 4, 2014
4.7	Warrant to Purchase Common Stock issued to Entrepreneurs Foundation of Central Texas dated November 6, 2013	S-1	333-198574	4.11	September 4, 2014
4.8*	Restricted Stock Agreement between the Registrant, Craig MacInnis, Karen Smiley-MacInnis, and John David MacInnis, dated November 20, 2014
4.9*	Restricted Stock Agreement between the Registrant, Bradley Robbins, Carla Robbins, and Debbie-Anne Michelle Dias, dated November 20, 2014
10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-198574	10.2	October 27, 2014

		Incorporated by Reference
10.2+	Amended and Restated 2010 Stock Plan, as amended September 2, 2014	S-1	333-198574	10.3.1	September 4, 2014
10.3+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Standard)	S-1	333-198574	10.4	September 4, 2014
10.3.1+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Former ComSci, LLC Employees)	S-1	333-198574	10.4.1	September 4, 2014
10.3.2+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Executive)	S-1	333-198574	10.4.2	September 4, 2014
10.3.3+	Form of Amendment to Stock Option Agreement under Amended and Restated 2010 Stock Plan with Certain Executives	S-1	333-198574	10.4.3	September 4, 2014
10.4+	Form of Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5	September 4, 2014
10.4.1+	Form of Amendment to Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5.1	September 4, 2014
10.5+	2014 Equity Incentive Plan	S-1	333-198574	10.6	October 27, 2014
10.6+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.7	October 27, 2014
10.6.1+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.7.1	October 27, 2014
10.7+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.8	October 27, 2014
10.7.1+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.8.1	October 27, 2014
10.8+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.9	October 27, 2014
10.8.1+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.9.1	October 27, 2014
10.9+	Offer of Employment between the Registrant and John T. McDonald, dated July 23, 2010	S-1	333-198574	10.10	September 4, 2014
10.10+	Employment Agreement between the Registrant and John T. McDonald, dated May 9, 2014	S-1	333-198574	10.12	September 4, 2014
10.11+	Offer of Employment between the Registrant and R. Brian Henley, dated January 10, 2013	S-1	333-198574	10.11	September 4, 2014
10.12+	Employment Agreement between the Registrant and R. Brian Henley, dated July 25, 2014	S-1	333-198574	10.11.1	September 4, 2014
10.13*+	Offer of Employment between the Registrant and Timothy Mattox, dated July 7, 2014
10.14+	Restricted Stock Purchase Agreement between the Registrant and John T. McDonald, dated July 23, 2010	S-1	333-198574	10.14	September 4, 2014
10.15+	Restricted Stock Purchase Agreement between the Registrant and John T. McDonald, dated October 18, 2010	S-1	333-198574	10.15	September 4, 2014
10.16+	Restricted Stock Purchase Agreement between the Registrant and John T. McDonald, dated September 2, 2014	S-1	333-198574	10.16	September 4, 2014
10.17+	Restricted Stock Purchase Agreement between the Registrant and R. Brian Henley, dated September 2, 2014	S-1	333-198574	10.16.1	September 4, 2014
10.18*+	Restricted Stock Purchase Agreement between the Registrant and Timothy Mattox, dated September 2, 2014

		Incorporated by Reference
10.19	Office Lease between the Registrant and TPG-401 Congress LLC, dated February 27, 2014	S-1	333-198574	10.17	September 4, 2014
10.20	First Amendment to Office Lease between Registrant and TPG-401 Congress LLC	S-1	333-198574	10.17.1	September 4, 2014
10.21	Lease Agreement between Tenrox Inc. and A.R.E. Quebec, dated November 5, 2012, as amended	S-1	333-198574	10.18	September 4, 2014
10.22	Sublease Agreement between Marex Properties, LLC and Marex Group Inc., dated May 10, 2013	S-1	333-198574	10.19	September 4, 2014
10.23	Loan and Security Agreement and Joinder between the Registrant, Visionael Corporation, PowerSteering Software, Inc., LMR Solutions LLC, Marex Group, Inc., FileBound Solutions, Inc., ComSci, LLC, ComSci, Inc. and Comerica Bank, dated March 5, 2012, as amended through December 6, 2013	S-1	333-198574	10.20	September 4, 2014
10.23.1*
Ninth Amendment to Loan and Security Agreement, Joinder and Consent between Registrant, Upland Software I, Inc., Upland Software III, Inc., Upland Software IV, Inc., Upland Software V, Inc., Upland Software VI, LLC, Upland Software VII, Inc., Upland IX, LLC and Comerica Bank, dated March 23, 2015

10.24	Security Agreement between Tenrox Inc. and Comerica Bank, dated March 5, 2012, as amended	S-1	333-198574	10.21	September 4, 2014
10.25	Unconditional Guaranty by Tenrox Inc., dated March 5, 2012	S-1	333-198574	10.22	September 4, 2014
10.26	Affirmation of Guaranty Documents by Tenrox Inc. for the benefit of Comerica Bank, dated December 3, 2012, as amended through May 16, 2013	S-1	333-198574	10.23	September 4, 2014
10.26.1*	Amendment to and Affirmation of Guaranty Documents between Upland Software II, Inc. and Comerica Bank, dated March 23, 2015
10.27	Loan and Security Agreement between Tenrox, Inc., successor to Silverback Two Canada Merger Corporation, and Comerica Bank, dated February 10, 2012, as amended through December 6, 2013	S-1	333-198574	10.24	September 4, 2014
10.27.1*	Eighth Amendment to Loan and Security Agreement, Joinder and Consent between Upland Software Inc., Solution Q Inc. and Comerica Bank, dated March 23, 2015
10.28	Pledge and Security Agreement between the Registrant and Comerica Bank, dated February 10, 2012, as amended through May 16, 2013	S-1	333-198574	10.25	September 4, 2014
10.28.1*	Amendment No. 6 to Pledge and Security Agreement between Registrant and Comerica Bank, dated March 23, 2015
10.29	Security Agreement between Marex Group, Inc. and Comerica Bank, dated May 16, 2013, as amended through December 6, 2013	S-1	333-198574	10.26	September 4, 2014
10.29.1*	Amendment No. 3 to Security Agreement between Upland Software IV, Inc. and Comerica Bank, dated March 23, 2015
10.30	Security Agreement between LMR Solutions LLC and Comerica Bank, dated December 3, 2012, as amended through December 6, 2013	S-1	333-198574	10.27	September 4, 2014
10.30.1*	Amendment No. 5 to Security Agreement between Upland Software III, LLC and Comerica Bank, dated March 23, 2015

		Incorporated by Reference
10.31	Security Agreement between PowerSteering Software Inc. and Comerica Bank, dated February 10, 2012, as amended through March 19, 2014	S-1	333-198574	10.28	October 27, 2014
10.31.1*	Amendment No. 6 to Security Agreement between Upland Software I, Inc. and Comerica Bank, dated March 23, 2015
10.32	Security Agreement between Tenrox Inc. and Comerica Bank, dated February 10, 2012, as amended through December 6, 2013	S-1	333-198574	10.29	October 27, 2014
10.32.1*	Amendment No. 6 to Security Agreement between Upland Software II, Inc. and Comerica Bank, dated March 23, 2015
10.33	Unconditional Guaranty by Marex Group, Inc., dated May 16, 2013	S-1	333-198574	10.30	September 4, 2014
10.34	Unconditional Guaranty by LMR Solutions LLC, dated December 3, 2012	S-1	333-198574	10.31	September 4, 2014
10.35	Unconditional Guaranty by PowerSteering Software Inc., dated February 10, 2012	S-1	333-198574	10.32	September 4, 2014
10.36	Unconditional Guaranty by Tenrox Inc., dated February 10, 2012	S-1	333-198574	10.33	September 4, 2014
10.37	Unconditional Guaranty by the Registrant, dated February 10, 2012	S-1	333-198574	10.34	September 4, 2014
10.38	Amendment to and Affirmation of Guaranty Documents and Waiver by Tenrox Inc. for the benefit of Comerica Bank, dated April 11, 2013	S-1	333-198574	10.35	September 4, 2014
10.39	Note Purchase Agreement between the Registrant and the Investors listed on Schedule I thereto, dated October 9, 2013, as amended	S-1	333-198574	10.40	September 4, 2014
10.40	Series C Preferred Stock Purchase Agreement among the Registrant and the Investors listed on the Schedule of Investors thereto, dated December 20, 2013	S-1	333-198574	10.36	September 4, 2014
10.41	Amended and Restated Technology Services Agreement between the Registrant and DevFactory FZ-LLC, dated January 1, 2014	S-1	333-198574	10.37	October 27, 2014
10.42	Letter Agreement between the Registrant and DevFactory FZ-LLC, dated January 1, 2014	S-1	333-198574	10.38	September 4, 2014
10.43	Stock Purchase Agreement between the Registrant and DevFactory FZ-LLC, dated January 27, 2014	S-1	333-198574	10.39	September 4, 2014
10.44*	Unconditional Guaranty by Upland IX, LLC, dated March 23, 2015
10.45*	Security Agreement between Upland IX, LLC and Comerica Bank, dated March 23, 2015
21.1*	List of subsidiaries of Upland Software, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature pages hereto)
31.1*
Certification of the Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of the Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Incorporated by Reference
32.1*
Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*
Certification of Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

+ Indicates management contract, compensatory plan or arrangement.
* Filed herewith.

