Form 10-Q
period 2015-03-31
Upland Software, Inc.
filed 2015-05-15
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at April 22, 2015
Common Stock, $0.0001 par value	15,268,734

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,588	$30,988
Accounts receivable, net of allowance of $894 and $890 as of March 31, 2015 and December 31, 2014, respectively	14,807	14,559
Prepaid and other	2,397	2,069
Total current assets	43,792	47,616
Canadian tax credits receivable	3,760	3,959
Property and equipment, net	4,084	3,930
Intangible assets, net	32,625	34,751
Goodwill	43,966	45,146
Other assets	431	364
Total assets	$128,658	$135,766
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,095	$2,258
Accrued compensation	2,128	2,372
Accrued expenses and other	3,841	4,304
Deferred revenue	21,952	21,182
Due to seller	1,456	4,365
Current maturities of notes payable	8,187	10,964
Total current liabilities	40,659	45,445
Commitments and contingencies (Note 9)
Canadian tax credit liability to sellers	1,486	1,616
Notes payable, less current maturities	14,196	12,407
Deferred revenue	101	194
Noncurrent deferred tax liability, net	2,856	3,006
Other long-term liabilities	1,822	1,701
Total liabilities	61,120	64,369
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 15,265,761 and 15,249,118 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	108,897	108,337
Accumulated other comprehensive loss	(2,392)	(1,716)
Accumulated deficit	(38,969)	(35,226)
Total stockholders’ equity	67,538	71,397
Total liabilities and stockholders’ equity	$128,658	$135,766
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Subscription and support	$14,322	$11,737
Perpetual license	811	440
Total product revenue	15,133	12,177
Professional services	2,395	3,436
Total revenue	17,528	15,613
Cost of revenue:
Subscription and support	4,732	3,258
Professional services	1,908	2,397
Total cost of revenue	6,640	5,655
Gross profit	10,888	9,958
Operating expenses:
Sales and marketing	3,532	3,136
Research and development	3,926	14,899
Refundable Canadian tax credits	(121)	(136)
General and administrative	5,119	2,623
Depreciation and amortization	1,014	1,055
Acquisition-related expenses	545	290
Total operating expenses	14,015	21,867
Loss from operations	(3,127)	(11,909)
Other expense:
Interest expense, net	(347)	(415)
Other income (expense), net	(512)	114
Total other expense	(859)	(301)
Loss before provision for income taxes	(3,986)	(12,210)
(Provision for) benefit from income taxes	243	(410)
Net loss	$(3,743)	$(12,620)
Preferred stock dividends and accretion	—	(435)
Net loss attributable to common shareholders	$(3,743)	$(13,055)
Net loss per common share, basic and diluted	$(0.25)	$(4.48)
Weighted-average common shares outstanding, basic and diluted	14,841,316	2,916,949
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(3,743)	$(12,620)
Foreign currency translation adjustment	(676)	(302)
Comprehensive loss	$(4,419)	$(12,922)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(3,743)	$(12,620)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,001	1,798
Deferred income taxes	(73)	(22)
Foreign currency remeasurement loss	272	—
Non-cash interest and other expense	27	79
Non-cash stock compensation expense	554	184
Stock-based compensation—related party vendor	—	11,220
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	(512)	270
Prepaids and other	(394)	(1,395)
Accounts payable	859	193
Accrued expenses and other liabilities	(807)	1,778
Deferred revenue	1,428	2,737
Net cash provided by (used in) operating activities	(388)	4,222
Investing activities
Purchase of property and equipment	(192)	(231)
Purchase business combinations, net of cash acquired	(2,820)	—
Net cash used in investing activities	(3,012)	(231)
Financing activities
Payments on capital leases	(231)	(99)
Payments on notes payable	(996)	(1,765)
Issuance of Series B redeemable preferred stock, net of issuance costs	—	(97)
Issuance of common stock, net of issuance costs	6	—
Net cash used in financing activities	(1,221)	(1,961)
Effect of exchange rate fluctuations on cash	221	(67)
Change in cash and cash equivalents	(4,400)	1,963
Cash and cash equivalents, beginning of period	30,988	4,703
Cash and cash equivalents, end of period	$26,588	$6,666
Supplemental disclosures of cash flow information
Cash paid for interest	$323	$349
Cash paid for taxes	$96	$30
Noncash investing and financing activities
Equipment acquired pursuant to capital lease obligations	$578	$17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period.
There have been no significant changes in our critical accounting policies during the three months ended March 31, 2015, as compared to the critical accounting policies as set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues in the three months ended March 31, 2015 or 2014, or more than 10% of accounts receivable as of March 31, 2015.
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
The Company evaluates the recoverability of goodwill using a two-step impairment process tested at the reporting unit level. The Company has one reporting unit for goodwill impairment purposes. In the first step, the fair value of the reporting unit is compared to the book value, including goodwill. In the case that the fair value is less than the

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

book value, a second step is performed that compares the implied fair value of goodwill to the book value of goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities, excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statement of operations. No goodwill impairment charges were recorded during the three months ended March 31, 2015 and 2014.
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
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine whether impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or net realizable value. No indicators of impairment were identified during the periods presented.
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

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
Advertising Costs
Advertising costs are expensed in the period incurred. Advertising costs for the three months ended March 31, 2015 and 2014 were $118,000 and $38,000, respectively. Advertising costs are recorded in sales and marketing expenses in the accompanying consolidated statement of operations.
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
The Company estimates the fair value of options granted using the Black-Scholes options pricing model. As there is limited public market history for its common stock, the Company estimates the volatility of its common stock based on the volatility of publicly traded shares of comparable companies' common stock. The Company estimates the expected term using the simplified method, which calculates the expected term as the midpoint between the vesting

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

date and the contractual termination date of each award. The dividend yield assumption is based on historical and expected future dividend payouts. The risk-free interest rate is based on observed market interest rates appropriate for the term of each options.
Comprehensive Loss
The Company utilizes the guidance in Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss comprises net loss and cumulative foreign currency translation adjustments. The accumulated comprehensive loss as of March 31, 2015 and December 31, 2014 was due to foreign currency translation adjustments.
Foreign Currency Transactions
Certain transactions are denominated in a currency other than the Company's functional currency, and the Company generates certain assets and liabilities that are fixed in terms of the amount of foreign currency that will be received or paid. At each balance sheet date, the Company adjusts the assets and liabilities to reflect the current exchange rate, resulting in a translation gain or loss. Transaction gains and losses are also realized upon a settlement of a foreign currency transaction in determining net loss for the period in which the transaction is settled. Foreign currency transaction gains and losses were not material for the three months ended March 31, 2015 and 2014.
Basic and Diluted Net Loss per Common Share
The Company uses the two-class method to compute net loss per common share because the Company had previously issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of the Company’s previously outstanding Series A, B, B-1, B-2 and C preferred stock are entitled, on a pari passu basis, to receive dividends when, as, and if declared by the board of directors, prior and in preference to any declaration or payment of any dividend on the common stock until such time as the total dividends paid on each share of Series A, B, B-1, B-2 and C preferred stock is equal to the original issue price of the shares. As a result, all series of the Company’s preferred stock were considered participating securities.
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches as its diluted net income per share during the period. Due to net losses for the three months ended March 31, 2015 and 2014, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.
Recent Accounting Pronouncements
In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
In August 2014, the FASB issued FASB ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial statements. The Company does not intend to adopt this standard prior to the effective date.
In April 2015, the FASB issued FASB ASU No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this revised guidance, debt issuance costs should be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This revised guidance is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on our financial statements.
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
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of the acquisitions are included in the Company’s consolidated results of operations beginning with the date of the acquisition. The purchase price allocations for the 2014 acquisitions are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

finalize its purchase price allocations in early 2015.
In Q1 2015, the Company paid $2.5 million to certain sellers of Mobile Commons who had not previously been funded and the Company paid $0.3 million to the sellers of Solution Q as a result of working capital adjustments.
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
Changes to the fair value of assets and liabilities are recorded to other income (expense), net. Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:	$—	$—	$—	$—
Liabilities:
Earnout consideration liability	$—	$—	$500	$500

	Fair Value Measurements at March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:	$—	$—	$—	$—
Liabilities:
Earnout consideration liability	$—	$—	$500	$500
The fair value of the earnout consideration was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

5. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the three months ended March 31, 2015 are summarized in the table below (in thousands):

Balance at January 1, 2015	$45,146
Finalization of 2014 business combination	(158)
Foreign currency translation adjustment	(1,022)
Balance at March 31, 2015	$43,966
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2014:
Customer relationships	10	$30,053	$5,813	$24,240
Trade name	1-3	2,812	2,027	785
Developed technology	4-7	13,305	3,579	9,726
Total intangible assets		$46,170	$11,419	$34,751

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2015:
Customer relationships	10	$29,367	$6,444	$22,923
Trade name	1-3	2,791	2,139	652
Developed technology	4-7	13,077	4,027	9,050
Total intangible assets		$45,235	$12,610	$32,625
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Management has determined there have been no indicators of impairment or change in the useful life during the three months ended March 31, 2015 and 2014. Total amortization expense was $1.4 million and $1.3 million during the three months ended March 31, 2015 and 2014, respectively.
Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Amortization Expense
Year ending December 31:
Remainder of 2015	$4,251
2016	5,465
2017	5,252
2018	5,016
2019 and thereafter	12,641
Total	$32,625
6. Income Taxes
The Company’s income tax provision for the three months ended March 31, 2015 and 2014 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are reevaluated each quarter based on the estimated tax expense for the full year. The tax provision for the three months ended March 31, 2015 and 2014 is primarily related to foreign income taxes associated with our Canadian operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis.The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at March 31, 2015 and 2014.
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

7. Debt
Long-term debt consisted of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Senior secured notes (less discount of $65 at March 31, 2015 and $75 at December 31, 2014)	$15,883	$16,871
Revolving credit facility	3,000	3,000
Seller notes due 2015	3,000	3,000
Seller notes due 2016	500	500
	22,383	23,371
Less current maturities	(8,187)	(10,964)
Total long-term debt	$14,196	$12,407
Loan and Security Agreements
U.S. Loan Agreement
On March 23, 2015, the Company amended the U.S. Loan Agreement. The amended U.S. Loan Agreement provides the Company and certain of its subsidiaries, as co-borrowers, a secured accounts receivable revolving loan facility of

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

up to $5.0 million, none of which is currently outstanding, and a secured term loan facility of $15.8 million representing the current amount outstanding under the U.S. term loan.
Canadian Loan Agreement
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

On May 14, 2015 the Company entered into a $60 million credit facility with Wells Fargo Capital Finance.  The facility is comprised of a $25 million term loan which paid off the existing Comerica Bank debt of approximately $19 million and increased the Company’s cash on hand by approximately $6 million (less fees related to the transaction) for working capital and acquisitions.   The facility also provides a $10 million revolving credit facility and a $10 million delayed draw term loan for acquisitions.  Additionally, the facility provides for an uncommitted $15 million accordion loan to further support future acquisitions.  The facility contains provisions for an additional $10 million of subordinated seller notes for acquisitions.  In addition, subject to liquidity requirements, the facility permits stock buybacks of up to $5 million.  The 5-year facility is subject to customary covenants primarily based on future Company performance measures including recurring revenue and EBITDA.
Debt Maturities
Future debt maturities of long-term debt at March 31, 2015 are as follows (in thousands):

Year ending December 31:
Remaining 2015	$7,004
2016	5,375
2017	8,606
2018	1,463
Thereafter	—
$22,448

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

8. Net Loss Per Common Share
The following table sets for the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2015	2014
Numerators:
Net Loss	$(3,743)	$(12,620)
Preferred stock dividends and accretion	—	(435)
Net loss attributable to common stockholders	$(3,743)	$(13,055)
Denominator:
Weighted–average common shares outstanding, basic and diluted	14,841,316	2,916,949
Net loss per common share, basic and diluted	$(0.25)	$(4.48)

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Due to the net losses for the three months ended March 31, 2015 and 2014, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents:

	Three Months Ended March 31,
	2015	2014
Redeemable Convertible preferred stock:
Series A preferred stock	—	2,821,181
Series B preferred stock	—	1,701,909
Series B–1 preferred stock	—	237,740
Series B–2 preferred stock	—	155,598
Series C preferred stock	—	1,918,048
Stock options	616,705	600,312
Restricted stock	431,872	158,508
Total anti–dilutive common share equivalents	1,048,577	7,593,296
9. Commitments and Contingencies
Operating Leases
The Company renewed the office lease for it's Toronto, Canada office. The expiration of the renewal term is June 30, 2016. In connection with the renewal, the Company anticipates making approximately $70,000 in additional base rent payments.
The Company has a letter of credit for an office lease with a bank in the amount of $100,000.
Capital Leases
During the first quarter of 2015, the Company entered into five capital lease agreements for computer equipment. The term of each lease is 48 months and the Company anticipates making approximately $512,000 in payments throughout the lease term.
The current and long-term portion of capital lease obligations are recorded in the accrued expenses and other long-term liabilities line items on the balance sheet, respectively.
Purchase Commitments
The Company has an outstanding purchase commitment for software development services pursuant to a technology services agreement in the amount of $2.1 million in 2015, of which $0.4 million was incurred during the three months ended March 31, 2015. For years after 2015, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2015 total revenues increase by 10% as compared to 2014 total revenues, then the 2016 purchase commitment would increase by approximately $213,000 from the 2015 purchase commitment amount to $2.3 million. A similar 10% increase in 2016 total revenues as compared to 2015 total revenues would increase the 2016 purchase commitment amount from the 2016 purchase commitment amount of $2.3 million by approximately $234,000 to $2.6 million.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations of the Company.
10. Property and Equipment, Net
Property and equipment consisted of the following (in thousands) at:

	March 31, 2015	December 31, 2014
Equipment (including equipment under capital lease of $3,414 and $3,028 at March 31, 2015 and December 31, 2014, respectively)	$8,370	$7,712
Furniture and fixtures (including furniture under capital lease of $120 at March 31, 2015 and December 31, 2014)	491	502
Leasehold improvements	573	574
Accumulated depreciation (including equipment and furniture under capital lease of $1,355 and $1,194 at March 31, 2015 and December 31, 2014, respectively)	(5,351)	(4,858)
Property and equipment, net	$4,084	$3,930
Amortization of assets recorded under capital leases is included with depreciation expense. Depreciation and amortization expense on property and equipment was $565,130 and $526,607 for the three months ended March 31, 2015 and 2014, respectively. The Company recorded no impairment of property and equipment and recorded no gains or losses on the disposal of property and equipment during the three months ended March 31, 2015 and 2014.
11. Stockholders' Equity
Stock Compensation Plans
During the three months ended March 31, 2015, the Company issued no options or restricted stock units under 2010 Stock Option Plan (the “2010 Plan”) or the 2014 Stock Option Plan (the “2014 Plan”).
Stock Option Activity
Stock option activity during the three months ended March 31, 2015 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2014	665,210	$4.39
Options exercised	(7,964)	$1.31
Options forfeited	(40,541)	$5.02
Outstanding at March 31, 2015	616,705	$4.38
Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories:

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Three Months Ended March 31,
	2015	2014
Cost of subscription and support revenue	$8,694	$6,488
Cost of professional services revenue	3,084	5,389
Sales and marketing	13,635	7,156
Research and development	11,615	14,341
General and administrative	517,039	150,134
Total	$554,067	$183,508
12. Employee Benefit Plans
The Company has established two voluntary defined contribution retirement plans qualifying under Section 401(k) of the Internal Revenue Code. The Company made no contributions to the 401(k) plans for the three months ended March 31, 2015 and 2014.
13. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues:
U.S.	$14,161	$12,470
Canada	1,095	886
Other International	2,272	2,257
Total Revenues	$17,528	$15,613
14. Related Party Transactions
During the three months ended March 31, 2015 and 2014, the Company purchased software development services pursuant to a technology services agreement with a company controlled by a non-management investor in the Company in the amount of $425,000 and $532,000, respectively. In January 2014, the Company issued 1,803,574 shares of common stock to this company in connection with the amendment of such technology services agreement and took a noncash charge of $11.2 million recorded in research and development expenses. The Company has an outstanding purchase commitment for additional software development services from this company in 2015 in the amount of $2.1 million, of which $0.4 million was incurred during the three months ended March 31, 2015. For years after 2015, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2015 total revenues increase by 10% as compared to 2014 total revenues, then the 2016 purchase commitment would increase by approximately $213,000 from the 2015 purchase commitment amount to $2.3 million.
When the Company receives requested services as detailed by statements of work pursuant to the software development agreement, it determines whether such software development costs should be capitalized as either internally-used software or software to be sold or otherwise marketed. If such costs are not capitalizable, the

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Company expenses such costs as the services are received. If the Company anticipates that it will not utilize the full amount of the annual minimum fee, the estimated unused portion of the annual minimum fee is expensed at that time.
15. Subsequent Events
On May 14, 2015 the Company entered into a $60 million credit facility with Wells Fargo Capital Finance.  The facility is comprised of a $25 million term loan which paid off the existing Comerica Bank debt of approximately $19 million and increased the Company’s cash on hand by approximately $6 million (less fees related to the transaction) for working capital and acquisitions.   The facility also provides a $10 million revolving credit facility and a $10 million delayed draw term loan for acquisitions.  Additionally, the facility provides for an uncommitted $15 million accordion loan to further support future acquisitions.  The facility contains provisions for an additional $10 million of subordinated seller notes for acquisitions.  In addition, subject to liquidity requirements, the facility permits stock buybacks of up to $5 million.  The 5-year facility is subject to customary covenants primarily based on future Company performance measures including recurring revenue and EBITDA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Factors or risks that could cause our actual results to differ from the results we anticipate include, but are not limited to:

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

Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. As of March 31, 2015, we had more than 1,600 customers with over 225,000 users, excluding users under volume-based contracts, across a broad range of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, telecommunications, government, food and beverage, healthcare and life sciences.
We have achieved significant growth and scale in a relatively short period of time. Through a series of acquisitions, we have established a diverse family of software applications under the Upland brand, each of which addresses a specific enterprise work management need. For the three months ended March 31, 2015 compared to the three months ended March 31, 2014, our total revenue grew from $15.6 million to $17.5 million, representing a 12% period-over-period growth rate, and our subscription and support revenue grew from $11.7 million to $14.3 million, representing a 22% period-over-period growth rate. See Note 16 of the Notes to Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the three months ended March 31, 2015 and 2014, our subscription and support revenue accounted for 82% and 75% of total revenue, respectively. Our customer agreements for program and portfolio management, project management and collaboration, and professional services automation typically are sold on a per-seat basis with terms varying from one to three years, paid in advance. Our customer agreements for workflow automation and enterprise content management and financial management historically have been sold on a volume basis with a one-year term, paid in advance. We generally seek to enter into multi-year contracts with our customers when possible. In each case, our customer agreements provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats or total minimum contracted volume a customer is entitled to use as part of its subscription, but these seats or minimum contracted volume may not be fully utilized over the term of the agreement. In addition, where customers exceed the minimum contracted volume, additional overage fees are billed in arrears.
Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the three months ended March 31, 2015 and 2014, our perpetual license revenue accounted for 5% and 3% of total revenue, respectively. We expect perpetual license revenue to decrease as a percentage of revenue in the future. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue.
Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the three months ended March 31, 2015 and 2014, our professional services revenue accounted for 13% and 22% of total revenue, respectively. We expect the proportional revenue contribution of product and professional services revenue to remain relatively constant in future periods.
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

Initial Public Offering
In November 2014, we completed an initial public offering, in connection with which we issued 3,846,154 shares of common stock for proceeds of $38.8 million, net of underwriting discounts and commissions and other offering costs.
Key Metrics
In addition to the GAAP financial measures described below in “—Components of Operating Results,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions:

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Adjusted EBITDA	$344	$1,583
Adjusted EBITDA. We monitor our Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss, calculated in accordance with GAAP, depreciation and amortization expense, interest expense, net, other expense (income), net, provision for (benefit from) income taxes, stock-based compensation expense, acquisition-related expenses and non-recurring litigation expenses.
The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Reconciliation of Net loss to Adjusted EBITDA:
Net Loss	$(3,743)	$(12,620)
Depreciation and amortization expense	2,001	1,798
Interest expense, net	347	415
Other expense (income), net	512	(114)
Provision for (benefit from) income taxes	(243)	410
Stock-based compensation expense	554	184
Acquisition-related expenses	545	290
Stock-based compensation expense --- related party vendor	—	11,220
Non-recurring litigation expenses	371	—
Adjusted EBITDA	$344	$1,583

Total Revenue	$17,528	$15,613

Adjusted EBITDA margin	2%	10%
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

•
Adjusted EBITDA provides more consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our operations and also facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and

•
we anticipate that our investor and analyst presentations will include Adjusted EBITDA as a supplemental measure of our overall operating performance. Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. The use of Adjusted EBITDA as an analytical tool has limitations such as:

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
Operating Expenses
Our operating expenses are classified into six categories: sales and marketing, research and development, refundable Canadian tax credits, general and administrative, depreciation and amortization and acquisition-related expenses. For each category, other than refundable Canadian tax credits and depreciation and amortization, the largest expense component is personnel and related costs, which includes salaries, employee benefit costs, bonuses, and payroll taxes. Operating expenses also include allocated overhead costs for facilities, which are allocated to each department based on relative department headcount. Operating expenses are generally recognized as incurred.
Sales and marketing. Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, bonuses, and payroll taxes. Sales and marketing operating expenses also include commissions, stock-based compensation, allocated overhead, as well as costs of promotional events, corporate communications, online marketing, product marketing and other brand-building activities. We expense sales commissions when the initial customer contract is signed and upon any renewal as our obligation to pay a sales commission arises at these times. We expect that sales and marketing expenses will continue to increase in absolute dollars as a result of our expected growth, and sales and marketing expenses may fluctuate as a percentage of total revenues due to the timing of such expenses, in any particular quarterly or annual period.
Research and development. Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, and payroll taxes. Research and development operating expenses also include stock-based compensation, allocated overhead and costs of certain third-party contractors. Research and development costs related to the development of our software applications are generally recognized as incurred. For example, we are parties to a technology services agreement pursuant to which we generally recognize expenses for services as they are received. See Note 14 of the Notes to Condensed Consolidated Financial Statements for more information regarding how expenses under such agreement are recognized. We have devoted our product development efforts primarily to enhancing the functionality, and expanding the capabilities, of our applications. We expect that our research and development expenses will continue to increase in absolute dollars as we increase our research and development headcount to further strengthen and enhance our applications.
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
General and administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staff, including salaries, benefits, bonuses, and payroll taxes. General and administrative operating expenses also include stock-based compensation, allocated overhead, professional fees and other corporate expenses. In preparation for operating as a public company, in 2014 we invested in personnel, internal enterprise systems, and internal processes, and we expect general and administrative expense, exclusive of non-cash stock compensation, to decrease as a percent of total revenue over time as we grow our business.
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

Total Other Expense
Total other expense consists primarily of gains and losses on foreign currency translations and interest expense on outstanding debt.

(Provision for) benefit from Income Taxes
For both 2015 and 2014, we recorded income taxes that were principally attributable to state and foreign taxes, other than deferred taxes related to tax deductible goodwill. The primary decrease in income tax expense from the first three months of 2014 is attributable to lower pre-tax net income in Canada in the first three months of 2015. Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Code and similar state provisions. In the event we have subsequent changes in ownership, including as a result of this offering, the availability of net operating losses and research and development credit carryovers could be further limited.

Results of Operations
Consolidated Statements of Operations Data
The following tables set forth our results of operations for the specified periods, as well as our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2015		2014
	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$14,322	82.0%	$11,737	75.0%
Perpetual license	811	5.0%	440	3.0%
Total product revenue	15,133	87.0%	12,177	78.0%
Professional services	2,395	13.0%	3,436	22.0%
Total revenue	17,528	100.0%	15,613	100.0%
Cost of revenue:
Subscription and support (1)(2)	4,732	27.0%	3,258	21.0%
Professional services	1,908	11.0%	2,397	15.0%
Total cost of revenue	6,640	38.0%	5,655	36.0%
Gross profit	10,888	62.0%	9,958	64.0%
Operating expenses:
Sales and marketing (1)	3,532	20.0%	3,136	20.0%
Research and development (1)	3,926	22.0%	14,899	95.0%
Refundable Canadian tax credits	(121)	(1.0)%	(136)	(1.0)%
General and administrative (1)	5,119	29.0%	2,623	17.0%
Depreciation and amortization	1,014	6.0%	1,055	7.0%
Acquisition-related expenses	545	4.0%	290	2.0%
Total operating expenses	14,015	80.0%	21,867	140.0%
Loss from operations	(3,127)	(18.0)%	(11,909)	(76.0)%
Other Expense:
Interest expense, net	(347)	(2.0)%	(415)	(3.0)%
Other income (expense), net	(512)	(3.0)%	114	1.0%
Total other expense	(859)	(5.0)%	(301)	(2.0)%
Loss before provision for income taxes	(3,986)	(23.0)%	(12,210)	(78.0)%
(Provision for) benefit from income taxes	243	2.0%	(410)	(3.0)%
Net loss	$(3,743)	(21.0)%	$(12,620)	(81.0)%
Preferred stock dividends and accretion	—	—%	(435)	(3.0)%
Net loss attributable to common shareholders	$(3,743)	(21.0)%	$(13,055)	(84.0)%
Net loss per common share:
Net loss per common share, basic and diluted	$(0.25)		$(4.48)
Weighted-average common shares outstanding, basic and diluted	14,841,316		2,916,949
(1) Includes stock-based compensation.
(2) Includes depreciation and amortization of $987 and $743 for three months ended March 31, 2015 and 2014, respectively.

Comparison of the Three Months Ended March 31, 2015 and 2014
Revenue

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent
	(dollars in thousands)
Revenue:
Subscription and support	$14,322	82%	$11,737	75%	$2,585	22%
Perpetual license	811	5%	440	3%	371	84%
Total product revenue	15,133	87%	12,177	78%	2,956	24%
Professional services	2,395	13%	3,436	22%	(1,041)	(30)%
Total revenue	$17,528	100%	$15,613	100%	$1,915	12%
Total revenue was $17.5 million in the three months ended March 31, 2015, compared to $15.6 million in the three months ended March 31, 2014, an increase of $1.9 million, or 12%. Of the increase in total revenue, $2.7 million was due to the 2014 acquisitions offset by $0.6 million from our Canada operations for the same period due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. On a constant currency basis, total revenue for our organic businesses declined by $0.2 million, or 2%, which is attributed entirely to the decline in professional services revenue further described below.

Subscription and support revenue was $14.3 million in the three months ended March 31, 2015, compared to $11.7 million in the three months ended March 31, 2014, an increase of $2.6 million, or 22%. Of the increase in subscription and support revenue, $2.5 million was due to the 2014 acquisitions offset by $0.5 million from our Canada operations for the same period due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. On a constant currency basis, subscription and support revenue for our organic businesses increased by $0.6 million, or 5%.

Perpetual license revenue was $0.8 million in the three months ended March 31, 2015 as compared to $0.4 million in the three months ended March 31, 2014, an increase of $0.4 million, or 84%. The organic portion of our business increased $0.3 million, or 65%, and the remaining $0.1 million was contributed from the 2014 acquisitions.

Professional services revenue was $2.4 million in the three months ended March 31, 2015, compared to $3.4 million in the three months ended March 31, 2014, a decline of $1.0 million, or 30%. Professional services revenue increased from the year ago period by $0.2 million as a result of the 2014 acquisitions offset by $1.2 million of organic decline of which $0.1 million was due to lower professional services revenue from our Canada operations for the same period due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. Therefore, on a constant currency basis, professional services revenue for our organic businesses declined by $1.1 million, or 33%, due to certain project milestones deferring to be recognized in the next quarter and due to our greater focus on product revenue as a preference over professional services revenue for 2015.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	Percent
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$4,732	27%	$3,258	21%	$1,474	45%
Professional services	1,908	11%	2,397	15%	(489)	(20)%
Total cost of revenue	$6,640	38%	$5,655	36%	$985	17%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$461	3%	$289	2%	$172	60%
Amortization	$526	3%	$454	3%	$72	16%
Cost of subscription and support revenue was $4.7 million in the three months ended March 31, 2015, compared to $3.3 million in the three months ended March 31, 2014, an increase of $1.5 million, or 45%. Of the increase in cost of subscription and support revenue, $0.9 million was due to the 2014 acquisitions. The acquisitions contributed $0.4 million in software and license fees, $0.3 million in personnel and related costs, $0.1 million in depreciation and amortization, and $0.1 million increase in data center hosting fees. Cost of subscription and support revenue for the organic portion of our business increased $0.6 million primarily due to a $0.2 million increase in personnel and related costs, a $0.2 million increase in depreciation and amortization, and a $0.2 million increase in data center hosting fees.

Cost of professional services revenue was $1.9 million in the three months ended March 31, 2015, compared to $2.4 million in the three months ended March 31, 2014, a decrease of $0.5 million, or 20%. The organic portion of our business decreased $0.6 million primarily due to a decrease in personnel and related costs. The 2014 acquisitions contributed an increase in cost of professional services revenue of $0.1 million primarily due to personnel and related costs.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent
	(dollars in thousands)
Sales and marketing	$3,532	20%	$3,136	20%	$396	13%
Sales and marketing expense was $3.5 million in the three months ended March 31, 2015, compared to $3.1 million in the three months ended March 31, 2014, an increase of $0.4 million, or 13%. Of the increase in sales and marketing, $0.5 million was attributable to the 2014 acquisitions which contributed $0.3 million in personnel and related costs, and $0.1 million in sales commissions. Sales and marketing expense for the organic portion of our business decreased $0.1 million primarily due to a decrease in marketing program spend.

Research and Development Expense

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent
	(dollars in thousands)
Research and development	$3,926	22%	$14,899	95%	$(10,973)	(74)%
Refundable Canadian tax credits	(121)	(1)%	(136)	(1)%	15	(11)%
Total research and development	$3,805	21%	$14,763	94%	$(10,958)	(74)%
Research and development expense was $3.9 million in the three months ended March 31, 2015, compared to $14.9 million in the three months ended March 31, 2014, a decrease of $11.0 million, or 74%. In January 2014, we issued 1,803,574 shares of common stock in connection with an amendment of a technology services agreement with a related party and took a non-cash charge of $11.2 million. Our agreement with the related party is viewed as a fixed purchase commitment contract that obligates us to annual purchase commitments even if we do not take delivery of the contracted services. Since the amended agreement still requires payments for future services that we believe are not discounted from amounts charged to other customers, we believe the fair value of the common stock consideration provided to the related party to amend the agreement does not represent an asset and, accordingly, was expensed immediately. The remaining $0.3 million decrease in research and development expense for our organic businesses was primarily due to personnel and related costs. The 2014 acquisitions contributed an increase of $0.5 million in research and development expense primarily due to personnel and related costs.

Refundable Canadian tax credits were substantially unchanged in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

General and Administrative Expense

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent
	(dollars in thousands)
General and administrative	$5,119	29%	$2,623	17%	$2,496	95%
General and administrative expense was $5.1 million in the three months ended March 31, 2015, compared to $2.6 million in the three months ended March 31, 2014, an increase of $2.5 million, or 95%. Of the increase in general and administrative expenses, $2.2 million is from our organic businesses primarily due to a $0.9 million increase in personnel and related costs, a $0.4 million increase due to non-recurring litigation expenses, a $0.4 million increase in employee stock-based compensation expense, a $0.2 million increase in software and licenses fees, and a $0.2 million increase in contractor fees. The remaining $0.3 million increase in general and administrative expense was attributable to 2014 acquisitions which was primarily due to personnel and related costs.

Depreciation and Amortization Expense

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$104	1%	$237	2%	$(133)	(56)%
Amortization	910	5%	818	5%	92	11%
Total depreciation and amortization	$1,014	6%	$1,055	7%	$(41)	(4)%
Depreciation and amortization expense was $1.0 million in the three months ended March 31, 2015, compared to $1.1 million in the three months ended March 31, 2014, a decrease of $0.1 million, or 4%. The organic businesses decreased by $0.2 million primarily due to depreciation of equipment. The 2014 acquisitions contributed $0.2 million in amortization expense primarily due to amortization of intangibles.

Acquisition-related Expenses

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent
	(dollars in thousands)
Acquisition-related expenses	$545	4%	$290	2%	$255	88%
Acquisition related expense was $0.5 million in the three months ended March 31, 2015, compared to $0.3 million in the three months ended March 31, 2014, an increase of $0.3 million, or 88%. The increase was due to acquisition-related expenses for the acquisitions we closed in 2014.

Total Other Expense

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent
	(dollars in thousands)
Interest expense, net	$(347)	(2)%	$(415)	(3)%	$68	(16)%
Other income (expense), net	(512)	(3)%	114	1%	(626)	(549)%
Total other expense	$(859)	(5)%	$(301)	(2)%	$(558)	185%
Interest expense was $0.3 million in the three months ended March 31, 2015, compared to $0.4 million in the three months ended March 31, 2014, a decrease in interest expense of $0.1 million, or 16%. The decrease was primarily due to a decrease in cash interest due to the decrease in outstanding bank debt as compared to the three months ended March 2014.
Other expense was $0.5 million in the three months ended March 31, 2015, compared to other income of $0.1 million in the three months ended March 31, 2014, an increase in expense of $0.6 million, or 549%. The increase in other expense was primarily due to loss on foreign currency transactions.

(Provision for) benefit from income taxes

	Three Months Ended March 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent
	(dollars in thousands)
(Provision for) benefit from income taxes	$243	2%	$(410)	(3)%	$653	(159)%
Benefit from income taxes was $0.2 million in the three months ended March 31, 2015, compared to the provision for income taxes of $0.4 million in the three months ended March 31, 2014, a change in provision for income taxes of $0.7 million, or 159%. For both 2015 and 2014, we recorded income taxes that were principally attributable to state and foreign taxes, other than deferred taxes related to tax deductible goodwill. The primary decrease in income tax expense from the first three months of 2014 is attributable to lower pre-tax net income in Canada in the first three months of 2015. Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Code and similar state provisions. In the event we have subsequent changes in ownership, including as a result of this offering, the availability of net operating losses and research and development credit carryovers could be further limited.
Liquidity and Capital Resources
To date, we have financed our operations primarily through issuance of preferred stock and common stock and cash from operating activities, and to a lesser extent, borrowing under our loan and security agreements and the issuance of seller notes. As of March 31, 2015, we had cash and cash equivalents of $26.6 million, $5.0 million of available borrowings under our loan and security agreements, and $18.9 million of borrowings outstanding under our loan and security agreements compared to cash and cash equivalents of $31.0 million, $5.0 million of available borrowings under our loan and security agreements, and $19.9 million of borrowings outstanding under our loan and security agreements as of December 31, 2014. See further discussion under the heading Loan and Security Agreements Note 7 to the audited consolidated financial statements included elsewhere in this Annual Report for further details.
As of March 31, 2015 and December 31, 2014, we had a working capital surplus of $3.1 million and $2.2 million, respectively, which included $22.0 million and $21.2 million of deferred revenue recorded as a current liability as of March 31, 2015 and December 31, 2014, respectively. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy.
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
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(388)	$4,222
Net cash used in investing activities	(3,012)	(231)
Net cash used in financing activities	(1,221)	(1,961)
Effect of exchange rate changes on cash	221	(67)
Net increase (decrease) in cash and cash equivalents	(4,400)	1,963
Cash and cash equivalents at beginning of period	30,988	4,703
Cash and cash equivalents at end of period	$26,588	$6,666

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
Our cash used in operating activities for the three months ended March 31, 2015 primarily reflects our net loss of $3.7 million, offset by non-cash expenses that included $2.0 million of depreciation and amortization, $0.3 million of foreign currency remeasurement losses, and $0.6 million of non-cash stock compensation expense. Working capital sources of cash included a $1.4 million increase in deferred revenue, and a $0.9 million increase in accounts payable. These sources of cash were offset by a $0.8 million decrease in accrued expenses and other liabilities, $0.5 million increase in accounts receivable and a $0.4 million increase in prepaids and other assets.
Our cash used in operating activities for the three months ended March 31, 2014 primarily reflects our net loss of $12.6 million, offset by non-cash expenses that included $1.8 million of depreciation and amortization, $0.1 million of non-cash interest expense, and $0.2 million of non-cash stock compensation expense. Working capital sources of cash included a $2.7 million increase in deferred revenue, a $1.8 million increase in accrued expenses and other liabilities, a $0.3 million decrease in accounts receivable and a $0.2 million increase accounts payable. These sources of cash were offset by a $1.4 million increase in prepaids and other assets.
A substantial source of cash is provided as a result of invoicing for subscriptions in advance, which is recorded as deferred revenue, and is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of booked fees for our software subscriptions and support, which is amortized into revenue in accordance with our revenue recognition policy. We assess our liquidity, in part, through an analysis of new subscriptions invoiced, expected cash receipts on new and existing subscriptions, and our ongoing operating expense requirements.
Cash Flows from Investing Activities
Our primary investing activities have consisted of acquisitions of complementary technologies, products and businesses. As our business grows, we expect our primary investing activities to continue to further expand our family of software applications and infrastructure and support additional personnel.
For the three months ended March 31, 2015 cash used in investing activities for business combinations consisted of $2.8 million while cash used for the purchases of property and equipment consisted of $0.2 million.
For the three months ended March 31, 2014 cash used in investing activities consisted of the purchases of property and equipment of $0.2 million.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced applications and professional service offerings and acquisitions of complementary technologies, products and businesses.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our operations, proceeds from debt obligations entered into to finance our operations, repayments of our debt obligations and share based payment activity.
For the three months ended March 31, 2015, we repaid $1.0 million of notes payable and $0.2 million of capital leases.
For the three months ended March 31, 2014, we repaid $1.8 million of notes payable and $0.1 million of capital leases. In addition we incurred $0.1 million of issuance costs associated with our Series B redeemable preferred stock.

Loan and Security Agreements
U.S. Loan Agreement
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
Canadian Loan Agreement
On March 23, 2015, Upland Software Inc. f/k/a Tenrox Inc., the Company’s wholly-owned subsidiary (the “Canadian Subsidiary”) amended its Loan and Security Agreement with Comerica Bank (the "Canadian Loan Agreement") to, among other things, add Solution Q Inc., the Canadian Subsidiary’s wholly-owned subsidiary (“Solution Q”), as a co-borrower. The amended Canadian Loan Agreement provides the Canadian Subsidiary and Solution Q, as co-borrowers, a secured accounts receivable revolving loan facility of up to $3.0 million representing the current amount outstanding under the Canadian revolving loan and a secured term loan facility of $104,167 representing the current amount outstanding under the Canadian term loan
On May 14, 2015 the Company entered into a $60 million credit facility with Wells Fargo Capital Finance.  The facility is comprised of a $25 million term loan which paid off the existing Comerica Bank debt of approximately $19 million and increased the Company’s cash on hand by approximately $6 million (less fees related to the transaction) for working capital and acquisitions.   The facility also provides a $10 million revolving credit facility and a $10 million delayed draw term loan for acquisitions.  Additionally, the facility provides for an uncommitted $15 million accordion loan to further support future acquisitions.  The facility contains provisions for an additional $10 million of subordinated seller notes for acquisitions.  In addition, subject to liquidity requirements, the facility permits stock buybacks of up to $5 million.  The 5-year facility is subject to customary covenants primarily based on future Company performance measures including recurring revenue and EBITDA.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Our unaudited interim financial statements and other financial information as of and for the three months ended March 31, 2015, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.

We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II, Item 7A of our 2014 Form 10-K is incorporated in this item by reference. There have been no material changes in our quantitative and qualitative market risks since December 31, 2014 .
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UPLAND SOFTWARE, INC.
Dated: May 15, 2015	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-198574	3.2	October 27, 2014

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-198574	3.4	October 27, 2014
4.1*	Specimen Common Stock Certificate
10.1	Separation and Release Agreement by and between the Company and R. Brian Henley, dated March 31, 2015

10.2	Consulting Agreement by and between the Company and R. Brian Henley, dated March 31, 2015

10.3	Separation Agreement by and between the Company and Ludwig Melik, effective as of March 19, 2015

10.4	Consulting Agreement by and between the Company and Ludwig Melik, effective as of February 2, 2015

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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