Form 10-Q
period 2015-06-30
Upland Software, Inc.
filed 2015-08-14
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 5, 2015
Common Stock, $0.0001 par value	15,313,551

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,052	$30,988
Accounts receivable, net of allowance of $828 and $890 at June 30, 2015 and December 31, 2014, respectively	12,906	14,559
Prepaid and other	2,070	2,069
Total current assets	44,028	47,616
Canadian tax credits receivable	3,298	3,959
Property and equipment, net	4,221	3,930
Intangible assets, net	31,697	34,751
Goodwill	44,254	45,146
Other assets	317	284
Total assets	$127,815	$135,686
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,659	$2,258
Accrued compensation	2,762	2,372
Accrued expenses and other	3,017	4,304
Deferred revenue	21,629	21,182
Due to seller	1,471	4,365
Current maturities of notes payable (includes unamortized discount of $245 and $38 at June 30, 2015 and December 31, 2014, respectively, based on imputed interest rate of 6.3%)	1,505	10,964
Total current liabilities	33,043	45,445
Canadian tax credit liability to sellers	1,521	1,616
Notes payable, less current maturities (includes unamortized discount of $830 and $117 at June 30, 2015 and December 31, 2014, respectively, based on imputed interest rate of 6.3%)	23,041	12,327
Deferred revenue	118	194
Noncurrent deferred tax liability, net	2,760	3,006
Other long-term liabilities	2,067	1,701
Total liabilities	62,550	64,289
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 15,313,551 and 15,249,118 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	109,770	108,337
Accumulated other comprehensive loss	(2,204)	(1,716)
Accumulated deficit	(42,303)	(35,226)
Total stockholders’ equity	65,265	71,397
Total liabilities and stockholders’ equity	$127,815	$135,686
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Subscription and support	$14,023	$11,805	$28,345	$23,542
Perpetual license	846	657	1,657	1,097
Total product revenue	14,869	12,462	30,002	24,639
Professional services	2,809	3,749	5,204	7,185
Total revenue	17,678	16,211	35,206	31,824
Cost of revenue:
Subscription and support	4,841	3,346	9,573	6,604
Professional services	1,732	2,340	3,640	4,737
Total cost of revenue	6,573	5,686	13,213	11,341
Gross profit	11,105	10,525	21,993	20,483
Operating expenses:
Sales and marketing	3,446	4,015	6,978	7,151
Research and development	4,152	3,494	8,078	18,393
Refundable Canadian tax credits	(122)	(138)	(243)	(274)
General and administrative	4,714	3,053	9,833	5,676
Depreciation and amortization	1,063	1,066	2,077	2,121
Acquisition-related expenses	360	231	905	521
Total operating expenses	13,613	11,721	27,628	33,588
Loss from operations	(2,508)	(1,196)	(5,635)	(13,105)
Other expense:
Interest expense, net	(576)	(419)	(923)	(834)
Other expense, net	(12)	(482)	(524)	(368)
Total other expense	(588)	(901)	(1,447)	(1,202)
Loss before provision for income taxes	(3,096)	(2,097)	(7,082)	(14,307)
(Provision for) benefit from income taxes	(238)	(280)	5	(690)
Net loss	$(3,334)	$(2,377)	$(7,077)	$(14,997)
Preferred stock dividends and accretion	—	(440)	—	(875)
Net loss attributable to common shareholders	$(3,334)	$(2,817)	$(7,077)	$(15,872)
Net loss per common share, basic and diluted	$(0.22)	$(0.80)	$(0.48)	$(4.92)
Weighted-average common shares outstanding, basic and diluted	14,867,947	3,533,198	14,854,139	3,225,077
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(3,334)	$(2,377)	$(7,077)	$(14,997)
Foreign currency translation adjustment	188	378	(488)	76
Comprehensive loss	$(3,146)	$(1,999)	$(7,565)	$(14,921)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(7,077)	$(14,997)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,040	3,605
Deferred income taxes	335	286
Foreign currency re-measurement loss	292	—
Non-cash interest and other expense	246	462
Non-cash stock compensation expense	1,335	367
Stock-based compensation—related party vendor	—	11,220
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	1,517	(3,036)
Prepaids and other	(36)	(1,646)
Accounts payable	414	375
Accrued expenses and other liabilities	(1,082)	676
Deferred revenue	888	2,985
Net cash provided by operating activities	872	297
Investing activities
Purchase of property and equipment	(325)	(324)
Purchase of customer relationships	(372)	—
Purchase business combinations, net of cash acquired	(2,820)	—
Net cash used in investing activities	(3,517)	(324)
Financing activities
Payments on capital leases	(481)	(231)
Proceeds from notes payable, net of issuance costs	23,824	1,500
Payments on notes payable	(22,833)	(2,795)
Issuance of Series B redeemable preferred stock, net of issuance costs	—	(97)
Issuance of common stock, net of issuance costs	98	—
Net cash provided by (used in) financing activities	608	(1,623)
Effect of exchange rate fluctuations on cash	101	6
Change in cash and cash equivalents	(1,936)	(1,644)
Cash and cash equivalents, beginning of period	30,988	4,703
Cash and cash equivalents, end of period	$29,052	$3,059
Supplemental disclosures of cash flow information
Cash paid for interest	$694	$701
Cash paid for taxes	$322	$33
Noncash investing and financing activities
Equipment acquired pursuant to capital lease obligations	$1,085	$162
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
2. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K filed with the SEC on March 31, 2015.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues in the three and six months ended June 30, 2015 or 2014, or more than 10% of accounts receivable as of June 30, 2015.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, and accounts payable, and long–term debt. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value, primarily due to short maturities. The carrying values of the Company’s debt instruments approximated their fair value based on rates currently available to the Company.
Recent Accounting Pronouncements
In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is permitted. The Company has not selected a transition method and is currently evaluating the impact of the provisions of ASC 606 as well as the timing of its adoption.
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
In April 2015, the FASB issued FASB ASU No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Under this revised guidance, debt issuance costs should be presented in the balance sheet as a direct deduction from the carrying value of the associated debt, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. This revised guidance is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company has adopted this standard in the second quarter of 2015. The December 31, 2014 balance sheet was retrospectively adjusted to reclassify $0.1 million from Other non-current assets to a reduction of the Notes payable liability.
3. Acquisitions
2014 Acquisitions
On November 21, 2014, the Company acquired 100% of the outstanding capital of Solution Q Inc. (Solution Q). On December 10, 2014, the Company acquired 100% of the outstanding capital of Mobile Commons, Inc. (Mobile Commons).
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of the acquisitions are included in the Company’s consolidated results of operations beginning with the date of the acquisition. The purchase price allocations for the 2014 acquisitions are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts. The Company has recorded the purchase price allocations based upon acquired company information that is currently available. The Company expects to

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

finalize its purchase price allocations in late 2015.
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
Changes to the fair value of earnout liabilities are recorded to other expense, net. Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$500	$500

	Fair Value Measurements at June 30, 2015
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$500	$500
The fair value of the earnout consideration was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration.
5. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the six months ended June 30, 2015 are summarized in the table below (in thousands):

Balance at January 1, 2015	$45,146
Adjustment of 2014 business combination	(61)
Foreign currency translation adjustment	(831)
Balance at June 30, 2015	$44,254
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2014:
Customer relationships	10	$30,053	$5,813	$24,240
Trade name	1-3	2,812	2,027	785
Developed technology	4-7	13,305	3,579	9,726
Total intangible assets		$46,170	$11,419	$34,751

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2015:
Customer relationships	1-10	$29,921	$7,320	$22,601
Trade name	1-3	2,796	2,262	534
Developed technology	4-7	13,138	4,576	8,562
Total intangible assets		$45,855	$14,158	$31,697
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. There have been no indicators of impairment or change in the useful life during the three and six months ended June 30, 2015 and 2014. Total amortization expense was $2.9 million and $2.5 million during the six months ended June 30, 2015 and 2014, respectively.
Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2015	$2,952
2016	5,567
2017	5,280
2018	5,044
2019 and thereafter	12,854
Total	$31,697
6. Income Taxes
The Company’s income tax provision for the three and six months ended June 30, 2015 and 2014 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are reevaluated each quarter based on the estimated tax expense for the full year. The tax provision for the three and six months ended June 30, 2015 and 2014 is primarily related to foreign income taxes associated with our Canadian operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis.The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at June 30, 2015 and 2014.
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

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

7. Debt
Long-term debt consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Senior secured loans ($25,000 and $16,946 face amount less discount of $1,075 and $155 at June 30, 2015 and December 31, 2014, respectively)	$23,925	$16,791
Revolving credit facility	121	3,000
Seller notes due 2015	—	3,000
Seller notes due 2016	500	500
	24,546	23,291
Less current maturities	(1,505)	(10,964)
Total long-term debt	$23,041	$12,327
New Loan and Security Agreements
On May 14, 2015, Upland Software, Inc. (the “Company”) entered into a Credit Agreement (the “Credit Agreement”) with a consortium of lenders (the “Lenders”), Wells Fargo Capital Finance, as agent, providing for a secured credit facility (the “Loan Facility”) that replaces and refinances (i) the Company’s existing Loan and Security Agreement dated March 5, 2012 between the Company and Comerica Bank, as amended (the “U.S. Comerica Agreement”) and (ii) an existing Canadian Loan and Security Agreement dated February 10, 2012 with Comerica Bank, as amended (the “Canadian Comerica Agreement”).
As of June 30, 2015, there was (i) $0.1 million in U.S. revolving loans outstanding under the Credit Agreement, (ii) $28.0 thousand drawn on the Canadian revolving credit facility, (iii) $19.0 million in U.S. term loans outstanding under the Credit Agreement; and (iv) $6.0 million in Canadian term loans outstanding under the Credit Agreement.
Loans
The Credit Agreement provides for up to $60.0 million of financing credit as outlined below.
The Credit Agreement provides (i) a U.S. revolving credit facility in an aggregate principal amount of up to $9.0 million (the “U.S. Revolver”), (ii) a U.S. term loan facility in an aggregate principal amount of up to $19.0 million (the “U.S. Term Loan”), (iii) a delayed draw term loan facility in an aggregate principal amount of up to $10.0 million (the “DDTL”). (iv) a Canadian revolving credit facility in an aggregate principal amount of up to $1.0 million (the “Canadian Revolver” and, together with the U.S. Revolver, the “Revolver”); and (ii) a Canadian term loan facility in an aggregate principal amount of up to $6.0 million (the “Canadian Term Loan” and, together with the U.S. Term Loan, the “Term Loan”).
The Credit Agreement also includes provisions for optional, uncommitted increases in the maximum size of the loan facility available under the Credit Agreement by an aggregate principal amount of $15.0 million upon the satisfaction of the terms and conditions set forth in the Credit Agreement.
In addition, the Credit Agreement permits the Borrowers to incur subordinated, unsecured indebtedness owing to sellers in connection with the consummation of one or more permitted acquisitions upon the satisfaction of the terms and conditions set forth in the Credit Agreement so long as the aggregate principal amount for all such subordinated, unsecured indebtedness does not exceed $10.0 million at any one time outstanding.
Terms of Revolver
Loans under the Revolver are available up to the lesser of (i) $10.0 million (the “Maximum Revolver Amount”) or (ii) the result of (a) 0.80 multiplied by (subject to step-downs beginning June 30, 2016) of certain subsidiaries'

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

recurring revenues on a trailing twelve month basis, minus (b) the outstanding balance of the Term Loans and any swing line loans made under the Credit Agreement (such amount, the “Credit Amount”). The Revolver provides a subfacility whereby Borrowers may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $0.5 million and $0.25 million, from the U.S & Canadian facilities, respectively. The aggregate amount of outstanding Letters of Credit are reserved against the credit availability under the Maximum Revolver Amount and the Credit Amount.
Loans under the Revolver may be borrowed, repaid and reborrowed until May 14, 2020 (the “Maturity Date”), at which time all amounts borrowed under the Credit Agreement must be repaid.
Terms of Term Loans
The Term Loans are repayable, on a quarterly basis beginning September 30, 2015, by an amount equal to 5.0% per annum of the original principal amount of such loan. Any amount remaining unpaid is due and payable in full on the Maturity Date.
Terms of Delay Draw Term Loan
Pursuant to the terms of the Credit Agreement, the DDTL is to be used to finance acquisitions. The DDTL can be drawn upon until May 14, 2017. The DDTL is repayable, on a quarterly basis, by an amount equal to 5.0% per annum of the original funded amount of the DDTL. Any amount remaining unpaid would be due and payable in full on the Maturity Date.
Other Terms of Loan Facility
At the option of the Company, U.S. loans accrue interest at a per annum rate based on (i) the U.S. base rate plus a margin ranging from 3.0% to 4.0% depending on the leverage ratio or (ii) the LIBOR rate determined in accordance with the Credit Agreement (based on 1, 2, 3 or 6-month interest periods) plus a margin ranging from 4.0% to 5.0% depending on the leverage ratio. The U.S. base rate is a rate equal to the highest of the federal funds rate plus a margin equal to 0.5%, the LIBOR rate for a 1-month interest period plus 1.0% and Wells Fargo Capital Finance’s prime rate.
At the option of the Company, the Canadian loans accrue interest at a per annum rate based on (i) the Canadian prime rate or the U.S. base rate plus a margin ranging from 3.0% to 4.0% depending on the leverage ratio or (ii) the LIBOR rate determined in accordance with the Credit Agreement (based on 1, 2, 3 or 6-month interest periods) (or the Canadian BA rate determined in accordance with the Credit Agreement for obligations in Canadian dollars) plus a margin ranging from 4.0% to 5.0% depending on the leverage ratio.
Accrued interest on the loans will be paid monthly, or, with respect to loans that are accruing interest based on the LIBOR rate or Canadian BA rate, at the end of the applicable LIBOR or Canadian BA interest rate period.
Lenders are entitled to a premium (the “Prepayment Premium”) in the event of certain prepayments of the loans in an amount equal to (i) from May 14, 2015 to May 14, 2016, 2.0% times the sum of (a) the Maximum Revolver Amount plus (b) the outstanding principal amount of the Term Loan and DDTL on the date immediately prior to the date of the prepayment (such sum, the “Prepayment Amount”) (ii) from May 14, 2016 to May 14, 2017, 1.0% times the Prepayment Amount and (iii) during the period from and after May 14, 2017 to the Maturity Date, 0% times the Prepayment Amount. The Company may also be subject to prepayment fees in the case of commitment reductions of the Revolver and also may be obligated to prepay loans upon the occurrence of certain events.
The Company is also obligated to pay other customary servicing fees, letter of credit fees and unused credit facility fees.
The Loan Facility contains customary affirmative and negative covenants. The negative covenants limit the ability of the Company and its subsidiaries to, among other things (in each case subject to customary exceptions for a credit

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

facility of this size and type):

•	Incur additional indebtedness or guarantee indebtedness of others;

•	Create liens on their assets;

•	Make investments, including certain acquisitions;

•	Enter into mergers or consolidations;

•	Dispose of assets;

•	Pay dividends and make other distributions on the Company’s capital stock, and redeem and repurchase the Company’s capital stock;

•	Enter into transactions with affiliates; and

•	Prepay indebtedness or make changes to certain agreements.
The Loan Facility also contains financial covenants that require certain subsidiaries to maintain (i) a minimum liquidity of $10.0 million (which shall be $8.0 million once the Company achieves trailing four quarters adjusted EBITDA of at least $8.0 million) at all times. This covenant is subsequently replaced by certain other financial covenants that are required to be met based on various levels of operating results of the U.S. and Canadian subsidiaries. These financial covenants become more restrictive starting September 30, 2017. If an event of default occurs, at the election of the Lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate.
The Loan Facility limits the Company's ability to buyback its capital stock, subject to restrictions including a minimum liquidity requirement of $20.0 million before and after any such buyback.
Termination of Prior Credit Agreements
On May 14, 2015, the Company terminated the U.S. Comerica Agreement and the Canadian Comerica Agreement. In conjunction with the terminations, the Company expensed unamortized debt issuance costs of $0.2 million during the six months ended June 30, 2015.
Interest Rate and Financing Costs
Cash interest costs averaged 5.2% under the new Credit Agreement for the quarter ended June 30, 2015. In addition, the Company incurred $1.1 million of financing costs associated with the Credit Agreement in the quarter ended June 30, 2015. These financing costs will be amortized to non-cash interest expense over the term of the Credit Agreement.
Debt Maturities
Future debt maturities of long-term debt (excluding financing costs) at June 30, 2015 are as follows (in thousands):

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Year ending December 31:
Remaining 2015	$625
2016	1,750
2017	1,250
2018	1,250
2019	1,250
Thereafter	19,496
$25,621

8. Net Loss Per Common Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Numerators:
Net Loss	$(3,334)	$(2,377)	$(7,077)	$(14,997)
Preferred stock dividends and accretion	—	(440)	—	(875)
Net loss attributable to common stockholders	$(3,334)	$(2,817)	$(7,077)	$(15,872)
Denominator:
Weighted–average common shares outstanding, basic and diluted	14,867,947	3,533,198	14,854,139	3,225,077
Net loss per common share, basic and diluted	$(0.22)	$(0.80)	$(0.48)	$(4.92)

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Due to the net losses for the three and six months ended June 30, 2015 and 2014, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents:

	As of June 30,
	2015	2014
Redeemable Convertible preferred stock:
Series A preferred stock	—	2,821,181
Series B preferred stock	—	1,701,909
Series B–1 preferred stock	—	237,740
Series B–2 preferred stock	—	155,598
Series C preferred stock	—	1,918,048
Stock options	810,400	600,312
Restricted stock	605,239	158,508
Total anti–dilutive common share equivalents	1,415,639	7,593,296
9. Commitments and Contingencies
Operating Leases
The Company renewed the office lease for its Nebraska office. The expiration of the renewal term is May 31, 2020. In connection with the renewal, the Company anticipates making approximately $257,000 in annual base rent payments.
The Company entered into a new office lease for its Massachusetts office. The inception date of the lease is September 1, 2015 and the expiration of the lease term is August 31, 2018. In connection with the lease, the Company anticipates making approximately $125,000 in annual base rent payments.
The Company has a letter of credit for an office lease with a bank in the amount of $100,000.
Capital Leases
During the three months ended June 30, 2015, the Company entered into seven capital lease agreements for computer equipment and office furniture. The term of each lease ranges from 48 months to 60 months and the Company anticipates making approximately $347,000 in payments throughout the lease term.
The current and long-term portion of capital lease obligations are recorded in the accrued expenses and other long-term liabilities line items on the balance sheet, respectively.
Purchase Commitments
The Company has an outstanding purchase commitment for software development services pursuant to a technology services agreement in the amount of $2.1 million in 2015, of which $0.9 million was incurred during the six months ended June 30, 2015. For years after 2015, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2015 total revenues increase by 10% as compared to 2014 total revenues, then the 2016 purchase commitment would increase by approximately $213,000 from the 2015 purchase commitment amount to $2.3 million. A similar 10% increase in 2016 total revenues as compared to 2015 total revenues would increase the 2017 purchase commitment amount from the 2016 purchase commitment amount of $2.3 million by approximately $234,000 to $2.6 million.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on the consolidated financial position or results of operations of the Company.
10. Property and Equipment, Net
Property and equipment consisted of the following (in thousands) at:

	June 30, 2015	December 31, 2014
Equipment (including equipment under capital lease of $3,414 and $3,028 at June 30, 2015 and December 31, 2014, respectively)	$9,028	$7,712
Furniture and fixtures (including furniture under capital lease of $120 at June 30, 2015 and December 31, 2014)	499	502
Leasehold improvements	624	574
Accumulated depreciation (including equipment and furniture under capital lease of $1,355 and $1,194 at June 30, 2015 and December 31, 2014, respectively)	(5,930)	(4,858)
Property and equipment, net	$4,221	$3,930
Amortization of assets recorded under capital leases is included with depreciation expense. Depreciation and amortization expense on property and equipment was $0.6 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively. The Company recorded no impairment of property and equipment and recorded no gains or losses on the disposal of property and equipment during the six months ended June 30, 2015 and 2014.
11. Stockholders' Equity
Restricted Stock Awards
On May 12, 2015, the Company granted 190,000 shares of restricted stock with a grant-date fair value of $6.64 per share. The restricted stock has restrictions which vest over three years from the vesting commencement date for 140,000 shares and over four years from the vesting commencement date for 50,000 shares. The grant-date fair value of the shares is recognized over the requisite vesting period.
Restricted share activity during the six months ended June 30, 2015 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	438,939	$8.71
Shares granted	190,000	$6.65
Shares vested	(23,700)	$3.44
Shares forfeited	—	$—
Outstanding at June 30, 2015	605,239	$8.19

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Stock Option Activity
Stock option activity during the six months ended June 30, 2015 was as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2014	665,210	$4.39
Options granted	315,359	$6.32
Options exercised	(53,295)	$1.87
Options forfeited	(116,874)	$4.90
Outstanding at June 30, 2015	810,400	$5.29

Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of subscription and support revenue	$16	$6	$24	$13
Cost of professional services revenue	(11)	5	(8)	11
Sales and marketing	36	7	50	14
Research and development	109	14	120	29
General and administrative	631	150	1,149	300
Total	$781	$184	$1,335	$367
12. Employee Benefit Plans
The Company has established two voluntary defined contribution retirement plans qualifying under Section     401(k) of the Internal Revenue Code. The Company made no contributions to the 401(k) plans for the six months ended June 30, 2015 and 2014.
13. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
U.S.	$14,099	$12,635	$28,260	$25,105
Canada	1,127	887	2,222	1,773
Other International	2,452	2,689	4,724	4,946
Total Revenues	$17,678	$16,211	$35,206	$31,824
14. Related Party Transactions
During the three months ended June 30, 2015 and 2014, the Company purchased software development services pursuant to a technology services agreement with a company controlled by a non-management investor in the Company in the amount of $450,000 and $532,000, respectively. In January 2014, the Company issued 1,803,574 shares of common stock to this company in connection with the amendment of such technology services agreement and took a noncash charge of $11.2 million recorded in research and development expenses. Refer to Note 9 for a description of purchase commitments to this company.
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

•
other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015, as updated by this Quarterly Report on Form 10-Q.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from our forward-looking statements, including those factors discussed in Part I: "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015, as updated by Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. As of June 30, 2015, we had more than 1,600 customers with over 225,000 users, excluding users under volume-based contracts, across a broad range of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, telecommunications, government, food and beverage, healthcare and life sciences.
We have achieved significant growth and scale in a relatively short period of time. Through a series of acquisitions, we have established a diverse family of software applications under the Upland brand, each of which addresses a specific enterprise work management need. For the six months ended June 30, 2015 compared to the six months ended June 30, 2014, our total revenue grew from $31.8 million to $35.2 million, representing an 11% period-over-period growth rate, and our subscription and support revenue grew from $23.5 million to $28.3 million, representing a 20% period-over-period growth rate. See Note 13 of the Notes to Condensed Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the six months ended June 30, 2015 and 2014, our subscription and support revenue accounted for 81% and 74% of total revenue, respectively. Our customer agreements for program and portfolio management, project management and collaboration, and professional services automation typically are sold on a per-seat basis with terms varying from one to three years, paid in advance. Our customer agreements for workflow automation and enterprise content management and financial management historically have been sold on a volume basis with a one-year term, paid in advance. We generally seek to enter into multi-year contracts with our customers when possible. In each case, our customer agreements provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats or total minimum contracted volume a customer is entitled to use as part of its subscription, but these seats or minimum contracted volume may not be fully utilized over the term of the agreement. In addition, where customers exceed the minimum contracted volume, additional overage fees are billed in arrears.
Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the six months ended June 30, 2015 and 2014, our perpetual license revenue accounted for 5% and 3% of total revenue, respectively. We expect perpetual license revenue to decrease as a percentage of revenue in the future. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue.
Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the six months ended June 30, 2015 and 2014, our professional services revenue accounted for 14% and 23% of total revenue, respectively. We expect the proportional revenue contribution of product and professional services revenue to remain relatively constant in future periods.
We sell our software applications primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition to our direct sales organization, we have an indirect sales organization, which sells to distributors and value-added resellers. We employ a land-and-expand go-to-market strategy. After we demonstrate the value of an initial application to an organization, our sales and account management teams work to expand the adoption of that initial application across the organization, as well as cross-sell additional applications to address other enterprise work management needs of the organization. Our customer success organization supports our direct sales efforts and our professional services organization by managing the post-sale customer life cycle. To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses to enhance the features and functionalities of our applications, expand our customer base and provide access to new markets and increased benefits of scale. We will prioritize acquisitions within the enterprise functions we currently serve, including information technology, process excellence, finance, professional services and marketing, as well as pursue acquisitions that serve other enterprise functions. Consistent with our growth strategy, we made a total of eight acquisitions in 2014, 2013, and 2012.

Key Metrics
In addition to the GAAP financial measures described below in “—Components of Operating Results,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Adjusted EBITDA	$672	$1,025	$1,016	$2,608
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
The decrease in Adjusted EBITDA for the three and six months ended June 30, 2015 is primarily due to additional operating expenses associated with being a new publicly traded company.
The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Reconciliation of Net loss to Adjusted EBITDA:
Net Loss	$(3,334)	$(2,377)	$(7,077)	$(14,997)
Depreciation and amortization expense	2,039	1,807	4,040	3,605
Interest expense, net	576	419	923	834
Other expense (income), net	12	482	524	368
Provision for (benefit from) income taxes	238	280	(5)	690
Stock-based compensation expense	781	183	1,335	367
Acquisition-related expenses	360	231	905	521
Stock-based compensation expense --- related party vendor	—	—	—	11,220
Non-recurring litigation expenses	$—	$—	$371	$—
Adjusted EBITDA	$672	$1,025	$1,016	$2,608

Total Revenue	$17,678	$16,211	$35,206	$31,824

Adjusted EBITDA margin	4%	6%	3%	8%

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

Perpetual license revenue. Perpetual license revenue reflects the revenue recognized from sales of perpetual licenses to new customers and additional perpetual licenses to existing customers. We generally recognize the license fee portion of the arrangement in advance, provided all revenue recognition criteria are satisfied. Our support and maintenance contracts associated with perpetual license agreements are typically one year.
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

Total Other Income (Expense)
Total other expense consists primarily of interest expense on outstanding debt and gains and losses on foreign currency re-measurement.

(Provision for) benefit from Income Taxes
For both 2015 and 2014, we recorded income taxes that were principally attributable to state and foreign taxes, other than deferred taxes related to tax deductible goodwill. The primary decrease in income tax expense for the three and six months ended June 30, 2015 is attributable to lower pre-tax net income in Canada in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014. Because we have not generated domestic taxable net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. Realization of any of our domestic deferred tax assets depends upon future taxable earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Code and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited.

Results of Operations
Consolidated Statements of Operations Data
The following tables set forth our results of operations for the specified periods, as well as our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$14,023	79%	$11,805	73%	$28,345	81%	$23,542	74%
Perpetual license	846	5%	657	4%	1,657	5%	1,097	3%
Total product revenue	14,869	84%	12,462	77%	30,002	86%	24,639	77%
Professional services	2,809	16%	3,749	23%	5,204	14%	7,185	23%
Total revenue	17,678	100%	16,211	100%	35,206	100%	31,824	100%
Cost of revenue:
Subscription and support (1)(3)	4,841	27%	3,346	21%	9,573	27%	6,604	21%
Professional services (1)	1,732	10%	2,340	14%	3,640	11%	4,737	15%
Total cost of revenue	6,573	37%	5,686	35%	13,213	38%	11,341	36%
Gross profit	11,105	63%	10,525	65%	21,993	62%	20,483	64%
Operating expenses:
Sales and marketing (1)	3,446	19%	4,015	25%	6,978	20%	7,151	22%
Research and development (1)	4,152	23%	3,494	22%	8,078	23%	18,393	58%
Refundable Canadian tax credits	(122)	(1)%	(138)	(1)%	(243)	(1)%	(274)	(1)%
General and administrative (1)(2)	4,714	27%	3,053	19%	9,833	28%	5,676	18%
Depreciation and amortization	1,063	6%	1,066	7%	2,077	6%	2,121	7%
Acquisition-related expenses	360	3%	231	—%	905	2%	521	2%
Total operating expenses	13,613	77%	11,721	72%	27,628	78%	33,588	106%
Loss from operations	(2,508)	(14)%	(1,196)	(7)%	(5,635)	(16)%	(13,105)	(42)%
Other Expense:
Interest expense, net	(576)	(3)%	(419)	(3)%	(923)	(3)%	(834)	(3)%
Other expense, net	(12)	—%	(482)	(3)%	(524)	(1)%	(368)	(1)%
Total other expense	(588)	(3)%	(901)	(6)%	(1,447)	(4)%	(1,202)	(4)%
Loss before provision for income taxes	(3,096)	(17)%	(2,097)	(13)%	(7,082)	(20)%	(14,307)	(46)%
(Provision for) benefit from income taxes	(238)	(2)%	(280)	(2)%	5	—%	(690)	(1)%
Loss from continuing operations	(3,334)	(19)%	(2,377)	(15)%	(7,077)	(20)%	(14,997)	(47)%
Income (loss) from discontinued operations	—		—		—		—
Net loss	$(3,334)	(19)%	$(2,377)	(15)%	$(7,077)	(20)%	$(14,997)	(47)%
Preferred stock dividends and accretion	—	—%	(440)	(2)%	—	—%	(875)	(3)%
Net loss attributable to common shareholders	$(3,334)	(19)%	$(2,817)	(17)%	$(7,077)	(20)%	$(15,872)	(50)%
Net loss per common share:
Loss per common share, basic and diluted	$(0.22)		$(0.80)		$(0.48)		$(4.92)

(1) Includes stock-based compensation.
(2) Includes General and administrative stock-based compensation of $631,000 and $150,000 for the three months ended June 30, 2015 and 2014, and $1,149,000 and $300,000 for the six months ended June 30, 2015 and 2014, respectively.

(3) Includes depreciation and amortization of $976,000 and $741,000 for the three months ended June 30, 2015 and 2014, and $1,963,000 and $1,484,000 for the six months ended June 30, 2015 and 2014, respectively.

Comparison of the Three and Six Months Ended June 30, 2015 and 2014
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Revenue:
Subscription and support	$14,023	$11,805	19%	$28,345	$23,542	20%
Perpetual license	846	657	29%	1,657	1,097	51%
Total product revenue	14,869	12,462	19%	30,002	24,639	22%
Professional services	2,809	3,749	(25)%	5,204	7,185	(28)%
Total revenue	$17,678	$16,211	9%	$35,206	$31,824	11%

Percentage of revenue:
Subscription and support	79%	73%		81%	74%
Perpetual license	5%	4%		5%	3%
Total product revenue	84%	77%		86%	77%
Professional services	16%	23%		14%	23%
Total revenue	100%	100%		100%	100%
For the Three Months Ended June 30, 2015
Total revenue was $17.7 million in the three months ended June 30, 2015, compared to $16.2 million in the three months ended June 30, 2014, an increase of $1.5 million, or 9%. Of the increase in total revenue, $2.8 million was due to the 2014 acquisitions which includes a $0.1 million decline due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. The organic businesses declined by $1.3 million of which $0.5 million was due to lower total revenue from our Canada operations for the same period due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. Therefore, on a constant currency basis, total revenue for the organic businesses declined by $0.8 million, or 5%, which is attributed primarily to the decline in professional services revenue further described below.

Subscription and support revenue was $14.0 million in the three months ended June 30, 2015, compared to $11.8 million in the three months ended June 30, 2014, an increase of $2.2 million, or 19%. Of the increase in subscription and support revenue, $2.4 million was due to the 2014 acquisitions which includes a $0.1 million decline due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. The organic businesses declined by $0.2 million of which $0.4 million was due to lower subscription and support revenue from our Canada operations for the same period due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. Therefore, on a constant currency basis, subscription and support revenue for the organic businesses increased by $0.2 million, or 2%.

Perpetual license revenue was $0.8 million in the three months ended June 30, 2015 as compared to $0.7 million in the three months ended June 30, 2014, an increase of $0.1 million, or 29%. The organic portion of our business increased $0.1 million, or 12%.

Professional services revenue was $2.8 million in the three months ended June 30, 2015, compared to $3.7 million in the three months ended June 30, 2014, a decrease of $0.9 million, or 25%. Professional services revenue increased from the year ago period by $0.3 million as a result of the 2014 acquisitions, offset by a $1.2 million decrease in the organic businesses of which $0.1 million was due to lower professional services revenue from our Canada operations for the same period due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. Therefore, on a constant currency basis, professional services revenue for our organic businesses declined by $1.1 million, or 29%, due to the success of our 2015 customer expansion initiatives which have driven more focus on expanding existing customer recurring revenue and less focus on new customer professional service projects, compared to the year ago period.
For the Six Months Ended June 30, 2015
Total revenue was $35.2 million in the six months ended June 30, 2015, compared to $31.8 million in the six months ended June 30, 2014, an increase of $3.4 million, or 11%. Of the increase in total revenue, $5.5 million was due to the 2014 acquisitions which includes a $0.2 million decline due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. The organic businesses declined by $2.1 million of which $1.0 million was due to lower total revenue from our Canada operations for the same period due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. Therefore, on a constant currency basis, total revenue for the organic businesses declined by $1.1 million, or 3%, which is attributed primarily to the decline in professional services revenue further described below.

Subscription and support revenue was $28.3 million in the six months ended June 30, 2015, compared to $23.5 million in the six months ended June 30, 2014, an increase of $4.8 million, or 20%. Of the increase in subscription and support revenue, $4.8 million was due to the 2014 acquisitions which includes a $0.2 million decline due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. The organic businesses remained substantially unchanged year-over-year offset by $0.8 million of lower subscription and support revenue from our Canada operations for the same period due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. Therefore, on a constant currency basis, subscription and support revenue for the organic businesses increased by $0.8 million, or 3%.

Perpetual license revenue was $1.7 million in the six months ended June 30, 2015 as compared to $1.1 million in the six months ended June 30, 2014, an increase of $0.6 million, or 51%. The organic portion of our business increased $0.4 million, or 32%, and the remaining $0.2 million was contributed from the 2014 acquisitions.

Professional services revenue was $5.2 million in the six months ended June 30, 2015, compared to $7.2 million in the six months ended June 30, 2014, a decrease of $2.0 million, or 28%. Professional services revenue increased from the year ago period by $0.4 million as a result of the 2014 acquisitions, offset by a $2.4 million decrease in our organic businesses of which $0.2 million was due to lower professional services revenue from our Canada operations for the same period due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. Therefore, on a constant currency basis, professional services revenue for our organic businesses declined by $2.2 million, or 31%, due to the success of our 2015 customer expansion initiatives which have driven more focus on expanding existing customer recurring revenue and less focus on new customer professional service projects, compared to the year ago period.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$4,841	$3,346	45%	$9,573	$6,604	45%
Professional services	1,732	2,340	(26)%	3,640	4,737	(23)%
Total cost of revenue	6,573	5,686	16%	13,213	11,341	17%
Gross profit	$11,105	$10,525	6%	$21,993	$20,483	7%

Percentage of total revenue
Subscription and support (1)	27%	21%		27%	21%
Professional services	10%	14%		11%	15%
Total cost of revenue	37%	35%		38%	36%
Gross profit	63%	65%		62%	64%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$449	$287		$910	$576
Amortization	$527	$454		$1,053	$908
For the Three Months Ended June 30, 2015
Cost of subscription and support revenue was $4.8 million in the three months ended June 30, 2015, compared to $3.3 million in the three months ended June 30, 2014, an increase of $1.5 million, or 45%. Of the increase in cost of subscription and support revenue, $0.9 million is due to the 2014 acquisitions. The acquisitions contributed $0.4 million in data center hosting fees, $0.3 million in personnel and related costs, $0.1 million in software and license expenses, and $0.1 million in amortization of intangible assets. Cost of subscription and support revenue for the organic portion of our business increased $0.6 million primarily due to a $0.4 million increase in personnel and related costs, a $0.2 million increase in depreciation of equipment, a $0.1 million increase in facility costs, and a $0.1 million decrease in software and license expenses.

Cost of professional services revenue was $1.7 million in the three months ended June 30, 2015, compared to $2.3 million in the three months ended June 30, 2014, a decrease of $0.6 million, or 26%. The organic portion of our business decreased $0.8 million primarily due to a $0.6 million decrease in personnel and related costs and a $0.2 million decrease in outsourced contractor fees. These cost decreases in our organic business are due to the success of our 2015 customer expansion initiatives which have driven more focus on expanding existing customer recurring revenue and less focus on new customer professional service projects compared to the year ago period, and as a result professional services direct costs have been proportionately reduced in 2015 in order to maintain gross margin percentages on professional services revenue with normalized historical levels. The 2014 acquisitions contributed an increase in cost of professional services revenue of $0.2 million primarily due to personnel and related costs.

For the Six Months Ended June 30, 2015
Cost of subscription and support revenue was $9.6 million in the six months ended June 30, 2015, compared to $6.6 million in the six months ended June 30, 2014, an increase of $3.0 million, or 45%. Of the increase in cost of subscription and support revenue, $1.8 million is due to the 2014 acquisitions. The acquisitions contributed $0.6 million in software and license expenses, $0.5 million in personnel and related costs, $0.4 million in data center hosting fees, and $0.2 million in amortization of intangible assets. Cost of subscription and support revenue for the organic portion of our business increased $1.2 million primarily due to a $0.6 million increase in personnel and related costs, a $0.3 million increase in depreciation, and a $0.3 million increase in facility costs.

Cost of professional services revenue was $3.6 million in the six months ended June 30, 2015, compared to $4.7 million in the six months ended June 30, 2014, a decrease of $1.1 million, or 23%. The organic portion of our business decreased $1.4 million due to a $1.2 million decrease in personnel and related costs, a $0.3 million decrease in outsourced contractor fees, partially offset by a $0.1 million increase in facility costs. These cost decreases in our organic business are due to the success of our 2015 customer expansion initiatives which have driven more focus on expanding existing customer recurring revenue and less focus on new customer professional service projects compared to the year ago period, and as a result professional services direct costs have been proportionately reduced in 2015 in order to maintain gross margin percentages on professional services revenue with normalized historical levels. The 2014 acquisitions contributed a $0.3 million increase in cost of professional services revenue primarily due to personnel and related costs.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$3,446	$4,015	(14)%	$6,978	$7,151	(2)%
Percentage of total revenue	19%	25%		20%	22%
For the Three Months Ended June 30, 2015
Sales and marketing expense was $3.4 million in the three months ended June 30, 2015, compared to $4.0 million in the three months ended June 30, 2014, a decrease of $0.6 million, or 14%. Sales and marketing expense for the organic portion of our business decreased $1.0 million primarily due to a $0.3 million decrease in personnel and related costs, $0.2 million decrease in sales commissions, a $0.2 million decrease in outsourced contractor fees, and a $0.1 million decrease in user conference expenses. The 2014 acquisitions contributed $0.4 million of sales and marketing cost primarily due to $0.2 million in personnel and related costs and $0.1 million in sales commissions.
For the Six Months Ended June 30, 2015
Sales and marketing expense was $7.0 million in the six months ended June 30, 2015, compared to $7.2 million in the six months ended June 30, 2014, a decrease of $0.2 million, or 2%. Sales and marketing expense for the organic portion of our business decreased $1.2 million primarily due to a $0.3 million decrease in marketing program spend, a $0.2 million decrease in personnel and related costs, a $0.2 million decrease in sales commissions, a $0.2 million decrease in outsourced contractor fees, and a $0.2 million decrease in user conference expenses. The 2014 acquisitions contributed $1.0 of sales and marketing cost primarily due to $0.5 million in personnel and related costs, $0.2 million in sales commissions, $0.1 million in marketing program spend, and $0.1 million in outsourced contractor fees.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$4,152	$3,494	19%	$8,078	$18,393	(56)%
Refundable Canadian tax credits	(122)	(138)	(12)%	(243)	(274)	(11)%
Total research and development	$4,030	$3,356	20%	$7,835	$18,119	(57)%

Percentage of total revenue
Research and development	23%	22%		23%	58%
Refundable Canadian tax credits	(1)%	(1)%		(1)%	(1)%
Total research and development	22%	21%		22%	57%
For the Three Months Ended June 30, 2015
Research and development expense was $4.2 million in the three months ended June 30, 2015, compared to $3.5 million in the three months ended June 30, 2014, an increase of $0.7 million, or 19%. The 2014 acquisitions contributed a $0.5 million increase to research and development expense primarily due to personnel and related costs. Research and development expense for our organic business increased by $0.2 million primarily due to a $0.1 million increase in contractor fees and a $0.1 million increase in employee stock-based compensation expense.

Refundable Canadian tax credits were substantially unchanged in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
For the Six Months Ended June 30, 2015
Research and development expense was $8.1 million in the six months ended June 30, 2015, compared to $18.4 million in the six months ended June 30, 2014, a decrease of $10.3 million, or 56%. Research and development expenses for our organic business decreased by $11.3 million compared to the prior year period. In January 2014, we issued 1,803,574 shares of common stock in connection with an amendment of a technology services agreement with a related party and took a non-cash charge of $11.2 million in the first quarter of 2014. Our agreement with the related party is viewed as a fixed purchase commitment contract that obligates us to annual purchase commitments even if we do not take delivery of the contracted services. Since the amended agreement still requires payments for future services that we believe are not discounted from amounts charged to other customers, we believe the fair value of the common stock consideration provided to the related party to amend the agreement does not represent an asset and, accordingly, was expensed immediately. The 2014 acquisitions contributed an increase of $1.0 million in research and development expense primarily due to personnel and related costs.

Refundable Canadian tax credits were substantially unchanged in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$4,714	$3,053	54%	$9,833	$5,676	73%
Percentage of total revenue	27%	19%		28%	18%
For the Three Months Ended June 30, 2015
General and administrative expense was $4.7 million in the three months ended June 30, 2015, compared to $3.1 million in the three months ended June 30, 2014, an increase of $1.6 million, or 54%. Of the increase in general and administrative expenses, $1.3 million is from our organic businesses primarily due to a $1.0 million increase in personnel and related costs, which were for investments we made in the third and fourth quarters of 2014 in preparation for operating as a public company, a $0.5 million increase in employee stock-based compensation expense, partially offset by a $0.2 million decrease in professional service fees. General and administrative expenses include non-cash stock-based compensation of $0.63 million and $0.15 million for the three months ended June 30, 2015 and 2014, respectively. General and administrative expenses, excluding non-cash stock-based compensation, for the three months ended June 30, 2015 were $4.1 million, or 23% of total revenue, and $2.9 million, or 18% of total revenue, for the three months ended June 30, 2014. The remaining $0.3 million increase in general and administrative expense was attributable to the 2014 acquisitions which consisted primarily of personnel and related costs.
For the Six Months Ended June 30, 2015
General and administrative expense was $9.8 million in the six months ended June 30, 2015, compared to $5.7 million in the six months ended June 30, 2014, an increase of $4.1 million, or 73%. Of the increase in general and administrative expenses, $3.5 million is from our organic businesses primarily due to a $1.9 million increase in personnel and related costs, which were for investments we made in the third and fourth quarters of 2014 in preparation for operating as a public company, a $0.8 million increase in employee stock-based compensation expense, a $0.3 million increase in software and license expenses, and a $0.2 million increase in professional service fees. General and administrative expenses include non-cash stock-based compensation of $1.1 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. General and administrative expenses, excluding non-cash stock-based compensation, for the six months ended June 30, 2015 were $8.7 million, or 25% of total revenue, and $5.4 million, or 17% of total revenue, for the six months ended June 30, 2014. The remaining $0.6 million increase in general and administrative expense was attributable to the 2014 acquisitions which consisted primarily of personnel and related costs.

Depreciation and Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization:
Depreciation	$111	$247	(55)%	$215	$484	(56)%
Amortization	952	819	16%	1,862	1,637	14%
Total depreciation and amortization	$1,063	$1,066	—%	$2,077	$2,121	(2)%

Percentage of total revenue
Depreciation	1%	2%		1%	2%
Amortization	5%	5%		5%	5%
Total depreciation and amortization	6%	7%		6%	7%
For the Three Months Ended June 30, 2015
Depreciation and amortization expense was $1.1 million in the three months ended June 30, 2015, compared to $1.1 million in the three months ended June 30, 2014, substantially unchanged year-over-year. The organic businesses decreased by $0.2 million primarily due to depreciation of equipment. The 2014 acquisitions contributed $0.2 million in amortization expense primarily due to amortization of intangibles.
For the Six Months Ended June 30, 2015
Depreciation and amortization expense was $2.1 million in the six months ended June 30, 2015, compared to $2.1 million in the six months ended June 30, 2014, substantially unchanged year-over-year. The organic businesses decreased by $0.3 million primarily due to depreciation of equipment. The 2014 acquisitions contributed $0.3 million in amortization expense primarily due to amortization of intangibles.
Acquisition-related Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Acquisition-related expenses	$360	$231	56%	$905	$521	74%
Percentage of total revenue	3%	—%		2%	2%
For the Three Months Ended June 30, 2015
Acquisition related expense was $0.4 million in the three months ended June 30, 2015, compared to $0.2 million in the three months ended June 30, 2014, an increase of $0.2 million, or 56%. The increase was due to integration expenses related to the acquisitions we closed in late 2014.
For the Six Months Ended June 30, 2015
Acquisition related expense was $0.9 million in the six months ended June 30, 2015, compared to $0.5 million in the six months ended June 30, 2014, an increase of $0.4 million, or 74%. The increase was due to integration expenses related to the acquisitions we closed in late 2014.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Interest expense, net	$(576)	$(419)	37%	$(923)	$(834)	11%
Other expense, net	(12)	(482)	(98)%	(524)	(368)	42%
Total other expense	$(588)	$(901)	(35)%	$(1,447)	$(1,202)	20%

Percentage of total revenue
Interest expense, net	(3)%	(3)%		(3)%	(3)%
Other expense, net	—%	(3)%		(1)%	(1)%
Total other expense	(3)%	(6)%		(4)%	(4)%
For the Three Months Ended June 30, 2015
Interest expense was $0.6 million in the three months ended June 30, 2015, compared to $0.4 million in the three months ended June 30, 2014, an increase in interest expense of $0.2 million, or 37%. The increase was primarily due to deferred financing costs from our previous credit facility which were written off upon closing our new $60.0 million credit facility with Wells Fargo Capital Finance.
Other expense was $0.0 million in the three months ended June 30, 2015, compared to other expense of $0.5 million in the three months ended June 30, 2014, a decrease in other expense of $0.5 million, or 98%. The decrease in other expense was due to the $0.3 million expense in the three months ended June 30, 2014 relating to the convertible preferred stock warrants outstanding as of December 31, 2013. In November 2014, in conjunction with our Initial Public Offering, the outstanding warrants were converted from preferred stock to common stock and the fair value of the corresponding liability was reclassed to additional paid-in capital. Gain on foreign currency re-measurements contributed a $0.1 million decrease in other expense.
For the Six Months Ended June 30, 2015
Interest expense was $0.9 million in the six months ended June 30, 2015, compared to $0.8 million in the six months ended June 30, 2014, an increase in interest expense of $0.1 million, or 11%. The increase was primarily due to deferred financing costs from our previous credit facility of which were written off upon closing our new $60.0 million credit facility with Wells Fargo Capital Finance.
Other expense was $0.5 million in the six months ended June 30, 2015, compared to other expense of $0.4 million in the six months ended June 30, 2014, an increase in other expense of $0.1 million, or 42%. The increase in other expense was primarily due to a loss on foreign currency re-measurements.

(Provision for) Benefit from Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
(Provision for) benefit from income taxes	$(238)	$(280)	(15)%	$5	$(690)	(101)%
	(2)%	(2)%		—%	(1)%
For the Three and Six Months Ended June 30, 2015 and 2014

Provision for income taxes was $0.2 million in the three months ended June 30, 2015, compared to the provision for income taxes of $0.3 million in the three months ended June 30, 2014, a decrease in provision for income taxes of $0.1 million, or 15%. Provision for income taxes was not material for the six months ended June 30, 2015, compared to the provision for income taxes of $0.7 million for the six months ended June 30, 2014, a decrease in provision for income taxes of $0.7 million, or 101%. For both 2015 and 2014, we recorded income taxes that were principally attributable to state and foreign taxes, other than deferred taxes related to tax deductible goodwill. The primary decrease in income tax expense for the three and six months ended June 30, 2015 is attributable to lower pre-tax net income in Canada in the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014. Because we have not generated domestic taxable net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. Realization of any of our domestic deferred tax assets depends upon future taxable earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Code and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited.
Liquidity and Capital Resources
To date, we have financed our operations primarily through issuance of preferred stock and common stock and cash from operating activities, and to a lesser extent, borrowing under our loan and security agreements and the issuance of seller notes. As of June 30, 2015, we had cash and cash equivalents of $29.1 million, $19.9 million of available borrowings under our loan and security agreements, and $25.1 million of borrowings outstanding under our loan and security agreements compared to cash and cash equivalents of $31.0 million, $5.0 million of available borrowings under our loan and security agreements, and $19.9 million of borrowings outstanding under our loan and security agreements as of December 31, 2014. In addition to the available borrowings noted above, our current credit facility provides for an additional $10.0 million in subordinated seller notes for acquisitions plus an uncommitted $15.0 million accordion loan for future acquisitions. See further discussion under the heading Loan and Security Agreements in Note 7 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for further details.
As of June 30, 2015 and December 31, 2014, we had a working capital surplus of $11.0 million and $2.2 million, respectively, which included $21.6 million and $21.2 million of deferred revenue recorded as a current liability as of June 30, 2015 and December 31, 2014, respectively. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy.
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Six Months Ended June 30,
	2015	2014
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$872	$297
Net cash used in investing activities	(3,517)	(324)
Net cash provided by (used in) financing activities	608	(1,623)
Effect of exchange rate fluctuations on cash	101	6
Change in cash and cash equivalents	(1,936)	(1,644)
Cash and cash equivalents, beginning of period	30,988	4,703
Cash and cash equivalents, end of period	$29,052	$3,059

Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Our operating assets and liabilities consist primarily of receivables from customers and unbilled professional services, accounts payable and accrued expenses and deferred revenues. The volume of professional services rendered and the related timing of collections on those bookings, as well as payments of our accounts payable and accrued payroll and related benefits affect these account balances.
Our cash used in operating activities for the six months ended June 30, 2015 primarily reflects our net loss of $7.1 million, offset by non-cash expenses that included $4.0 million of depreciation and amortization, $0.3 million of foreign currency re-measurement losses, and $1.3 million of non-cash stock compensation expense. Working capital sources of cash included a $1.5 million decrease in accounts receivable, a $0.9 million increase in deferred revenue, and a $0.4 million increase in accounts payable. These sources of cash were offset by a $1.1 million decrease in accrued expenses and other liabilities.
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
For the six months ended June 30, 2015 cash used in investing activities for business combinations, consisted of cash proceeds paid during the period to certain sellers of Mobile Commons, which was acquired in December, 2014 totaling $2.8 million, purchases of customer relationships of $0.4 million and purchases of property and equipment of $0.3 million.
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
During the six months ended June 30, 2015, in conjunction with a new debt facility closed in May, 2015, we borrowed $23.8 million of notes payable, net of issuance costs of $1.1 million, repaid $22.8 million of notes payable and made principal payments of $0.5 million on capital leases.
Loan and Security Agreements
New Credit Facility
On May 14, 2015 the Company entered into a $60 million credit facility with Wells Fargo Capital Finance.  The facility is comprised of a $25 million term loan which paid off the existing Comerica Bank debt of approximately $19 million and increased the Company’s cash on hand by approximately $6 million (less fees related to the transaction) for working capital and acquisitions. The facility also provides for $10 million in revolving credit and a $10 million delayed draw term loan for acquisitions. Additionally, the facility provides for an uncommitted $15 million accordion loan to further support future acquisitions. The facility contains provisions for an additional $10 million of subordinated seller notes for acquisitions. In addition, the facility permits stock buybacks, subject to certain liquidity requirements.  The 5-year facility is subject to customary covenants primarily based on future Company performance measures including recurring revenue and adjusted EBITDA. These financial covenants become more restrictive starting September 30, 2017.

Termination of Prior Credit Facility
On May 14, 2015, the Company terminated the U.S. Comerica Agreement and the Canadian Comerica Agreement, the details of which have been previously disclosed.
Contractual Payment Obligations

Other than as set forth below, there have been no material changes outside the ordinary course of the our business to the contractual payment obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015.

On May 14, 2015, we terminated our loan agreements with Comerica Bank and entered into a $60 million credit facility with Wells Fargo Capital Finance. As of June 30, 2015, there was $25.1 million outstanding under the credit facility, $25 million of which was outstanding under the term loan portion of the credit facility and $0.1 million of which was outstanding under the revolving portion of the credit facility.

As of June 30, 2015, the expected payments under the credit facility are estimated to be approximately $0.6 million for fiscal year ended December 31, 2015, $1.3 million for fiscal year ended December 31, 2016, $1.3 million for fiscal year ended December 31, 2017, $1.2 million for fiscal year ended December 31, 2018, $1.2 million for the fiscal year ended December 31, 2019, $19.5 million for fiscal year ended December 31, 2020 and $0.0 million for the fiscal years ended December 31st thereafter. See further discussion under the heading Loan and Security Agreements in Note 7 to the reviewed consolidated financial statements included in this Quarterly Report for additional details regarding our obligations under the credit facility.

Off-Balance Sheet Arrangements
During the six months ended June 30, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Our unaudited interim financial statements and other financial information for the three and six months ended June 30, 2015, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.

We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. The statement of operations impact is mitigated by having an offsetting liability in deferred revenue to partially or completely offset against the outstanding receivable if an account should become uncollectible. Our cash balances are kept in customary operating accounts, a portion of which are insured by the Federal Deposit Insurance Corporation, and uninsured money market accounts. The majority of our cash balances in money market accounts are with Comerica Bank, our former lender under our loan and security agreements. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We also have not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of June 30, 2015, we had a principal balance of $19.0 million under our U.S. Term Loan, $0.1 million under our U.S. Revolver, $6.0 million under our Canadian Term Loan and $28 thousand under our Canadian Revolver. As of December 31, 2014, we had a principal balance of $16.5 million under our U.S. Loan Agreement and $3.4 million under our Canadian Loan Agreement.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $0.7 million for the six months ended June 30, 2015. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Risks Related to Our Business
Other than with respect to the replacement of the risk factor entitled Our loan agreements contain operating and financial covenants that may restrict our business and financing activities set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, with the risk factor set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Our credit facility contains operating and financial covenants that may restrict our business and financing activities.
On May 14, 2015, we entered into a $60 million credit facility with Wells Fargo Capital Finance. The facility is comprised of a $25 million term loan, a $10 million revolving credit facility and a $10 million delayed draw term loan for acquisitions. Additionally, the facility provides for an uncommitted $15 million accordion loan to further support future acquisitions and an additional $10 million of subordinated seller notes for acquisitions. As of June 30, 2015, there was $25.1 million outstanding under the credit facility, $25 million of which was outstanding under the term loan portion and $.1 million outstanding under the revolving portion of the credit facility.

Our obligations and the obligations of the co-borrowers and any guarantors under the Wells Fargo credit facility are secured by a security interest in substantially all of our assets and assets of the co-borrowers’ and of any guarantors, including intellectual property. The terms of the credit facility limits, among other things, our ability to

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

Furthermore, the Wells Fargo credit facility requires us and our subsidiaries to comply with certain financial covenants. The operating and other restrictions and covenants in the credit facility, and in any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in certain business activities, or expand or fully pursue our business strategies, or otherwise limit our discretion to manage our business. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, and we may not be able to meet those restrictions and covenants. A breach of any of the restrictions and covenants could result in a default under the credit facility or any future financing arrangements, which could cause any outstanding indebtedness under the credit facility or under any future financing arrangements to become immediately due and payable, and result in the termination of commitments to extend further credit.
Item 6. Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: August 14, 2015	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-198574	3.2	October 27, 2014

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-198574	3.4	October 27, 2014

10.1*	Credit Agreement by and between the Company and Wells Fargo Capital Finance, dated May 14, 2015

10.2*	Guaranty and Security Agreement by and between the Company and Wells Fargo Capital Finance, dated May 14, 2015

10.3*	Canadian Guarantee and Security Agreement by and between the Company and Wells Fargo Capital Finance, dated May 14, 2015

10.4	Lease by and between the Company and Lincoln One, LLC, dated June 1, 2015	8-K	001-36720	10.1	June 19, 2015

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***
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