Form 10-Q
period 2015-09-30
Upland Software, Inc.
filed 2015-11-16
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 5, 2015
Common Stock, $0.0001 par value	15,554,588

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,694	$30,988
Accounts receivable, net of allowance of $896 and $890 at September 30, 2015 and December 31, 2014, respectively	10,433	14,559
Prepaid and other	1,778	2,069
Total current assets	40,905	47,616
Canadian tax credits receivable	2,167	3,959
Property and equipment, net	4,507	3,930
Intangible assets, net	29,972	34,751
Goodwill	43,098	45,146
Other assets	368	364
Total assets	$121,017	$135,766
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,241	$2,258
Accrued compensation	3,064	2,372
Accrued expenses and other	3,111	4,304
Deferred revenue	18,749	21,182
Due to seller	1,898	4,365
Current maturities of notes payable (includes unamortized discount of $255 and $38 at September 30, 2015 and December 31, 2014, respectively, based on imputed interest rate of 6.3%)	1,495	10,964
Total current liabilities	30,558	45,445
Canadian tax credit liability to sellers	452	1,616
Notes payable, less current maturities (includes unamortized discount of $813 and $117 at September 30, 2015 and December 31, 2014, respectively, based on imputed interest rate of 6.3%)	22,624	12,407
Deferred revenue	21	194
Noncurrent deferred tax liability, net	2,712	3,006
Other long-term liabilities	1,847	1,701
Total liabilities	58,214	64,369
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 15,554,588 and 15,249,118 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	110,389	108,337
Accumulated other comprehensive loss	(2,961)	(1,716)
Accumulated deficit	(44,627)	(35,226)
Total stockholders’ equity	62,803	71,397
Total liabilities and stockholders’ equity	$121,017	$135,766
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Subscription and support	$14,129	$12,368	$42,474	$35,910
Perpetual license	540	850	2,197	1,947
Total product revenue	14,669	13,218	44,671	37,857
Professional services	2,436	3,057	7,640	10,242
Total revenue	17,105	16,275	52,311	48,099
Cost of revenue:
Subscription and support	4,771	3,488	14,344	10,092
Professional services	1,677	2,305	5,317	7,042
Total cost of revenue	6,448	5,793	19,661	17,134
Gross profit	10,657	10,482	32,650	30,965
Operating expenses:
Sales and marketing	2,929	3,767	9,907	10,918
Research and development	3,852	3,793	11,930	22,186
Refundable Canadian tax credits	(115)	(138)	(358)	(412)
General and administrative	4,494	3,555	14,327	9,231
Depreciation and amortization	1,130	1,067	3,207	3,188
Acquisition-related expenses	176	108	1,081	629
Total operating expenses	12,466	12,152	40,094	45,740
Loss from operations	(1,809)	(1,670)	(7,444)	(14,775)
Other expense:
Interest expense, net	(462)	(397)	(1,385)	(1,231)
Other expense, net	137	60	(387)	(308)
Total other expense	(325)	(337)	(1,772)	(1,539)
Loss before provision for income taxes	(2,134)	(2,007)	(9,216)	(16,314)
Provision for income taxes	(190)	(438)	(185)	(1,128)
Net loss	$(2,324)	$(2,445)	$(9,401)	$(17,442)
Preferred stock dividends and accretion	—	(445)	—	(1,320)
Net loss attributable to common shareholders	$(2,324)	$(2,890)	$(9,401)	$(18,762)
Net loss per common share, basic and diluted	$(0.16)	$(0.80)	$(0.63)	$(5.60)
Weighted-average common shares outstanding, basic and diluted	14,934,796	3,610,459	14,882,893	3,350,786
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(2,324)	$(2,445)	$(9,401)	$(17,442)
Foreign currency translation adjustment	(757)	(502)	(1,245)	(426)
Comprehensive loss	$(3,081)	$(2,947)	$(10,646)	$(17,868)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(9,401)	$(17,442)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,077	5,463
Deferred income taxes	450	52
Foreign currency re-measurement loss	779	—
Non-cash interest and other expense	312	519
Non-cash stock compensation expense	1,990	617
Stock-based compensation—related party vendor	—	11,220
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	3,689	(3,487)
Prepaids and other	1,097	(3,643)
Accounts payable	40	3,545
Accrued expenses and other liabilities	(2,069)	250
Deferred revenue	(1,293)	3,574
Net cash provided by operating activities	1,671	668
Investing activities
Purchase of property and equipment	(461)	(544)
Purchase of customer relationships	(372)	—
Purchase business combinations, net of cash acquired	(2,714)	—
Net cash used in investing activities	(3,547)	(544)
Financing activities
Payments on capital leases	(767)	(384)
Proceeds from notes payable, net of issuance costs	24,088	2,700
Payments on notes payable	(23,592)	(3,753)
Issuance costs	—	(97)
Issuance of common stock, net of issuance costs	62	—
Additional consideration paid to sellers of businesses	(9)	—
Net cash used in financing activities	(218)	(1,534)
Effect of exchange rate fluctuations on cash	(200)	(103)
Change in cash and cash equivalents	(2,294)	(1,513)
Cash and cash equivalents, beginning of period	30,988	4,703
Cash and cash equivalents, end of period	$28,694	$3,190
Supplemental disclosures of cash flow information
Cash paid for interest	$1,108	$1,035
Cash paid for taxes	$327	$34
Noncash investing and financing activities
Equipment acquired pursuant to capital lease obligations	$1,796	$1,059
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other period.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues in the three and nine months ended September 30, 2015 or 2014 or for the year ended December 31, 2014, or more than 10% of accounts receivable as of September 30, 2015.
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

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company does not intend to adopt this standard prior to the effective date.
2. Acquisitions
2014 Acquisitions
On November 21, 2014, the Company acquired 100% of the outstanding capital of Solution Q Inc. (Solution Q). On December 10, 2014, the Company acquired 100% of the outstanding capital of Mobile Commons, Inc. (Mobile Commons).
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of the acquisitions are included in the Company’s consolidated results of operations beginning with the date of the acquisition. The purchase price allocations for the 2014 acquisitions are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts. The Company has recorded the purchase price

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

allocations based upon acquired company information that is currently available. The Company expects to finalize its purchase price allocations in late 2015.
3. Fair Value Measurements
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

	Fair Value Measurements at September 30, 2015
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$500	$500
The fair value of the earnout consideration was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration.
4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the nine months ended September 30, 2015 are summarized in the table below (in thousands):

Balance at January 1, 2015	$45,146
Adjustment of 2014 business combination	(153)
Foreign currency translation adjustment	(1,895)
Balance at September 30, 2015	$43,098
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions and additional purchases of customer relationships, with useful lives of approximately 1 year, totaling $766,000 for the nine months ended September 30, 2015. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2014:
Customer relationships	10	$30,053	$5,813	$24,240
Trade name	1-3	2,812	2,027	785
Developed technology	4-7	13,305	3,579	9,726
Total intangible assets		$46,170	$11,419	$34,751

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2015:
Customer relationships	1-10	$29,683	$8,041	$21,642
Trade name	1-3	2,777	2,367	410
Developed technology	4-7	12,928	5,008	7,920
Total intangible assets		$45,388	$15,416	$29,972
The following table summarizes the Company's weighted-average amortization period, in total and by major finite-lived intangible asset class (in years), as of:

	September 30, 2015	December 31, 2014
Customer relationships	9.5	10
Trade name	3	3
Developed technology	6.4	6.6
Total weighted-average amortization period	8.3	8.7
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. There have been no indicators of impairment or change in the useful life during the three and nine months ended September 30, 2015 and 2014. Total amortization expense was $4.5 million and $3.8 million during the nine months ended September 30, 2015 and 2014, respectively.
Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2015	$1,550
2016	5,828
2017	5,181
2018	4,947
2019 and thereafter	12,466
Total	$29,972

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

5. Income Taxes
The Company’s income tax provision for the three and nine months ended September 30, 2015 and 2014 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are reevaluated each quarter based on the estimated tax expense for the full year. The tax provision for the three and nine months ended September 30, 2015 and 2014 is primarily related to foreign income taxes associated with our Canadian operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis.The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at September 30, 2015 and 2014.
The Company has not taken any uncertain tax positions impacting current or deferred taxes. Federal, state, and foreign income tax returns have been filed in jurisdictions with varying statutes of limitations. Varying among the separate companies, tax years 1998 through 2014 remain subject to examination by federal and most state tax authorities due to our net operating loss carryforwards. In the foreign jurisdictions, tax years 2008 through 2014 remain subject to examination.

6. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Numerators:
Net Loss	$(2,324)	$(2,445)	$(9,401)	$(17,442)
Preferred stock dividends and accretion	—	(445)	—	(1,320)
Net loss attributable to common stockholders	$(2,324)	$(2,890)	$(9,401)	$(18,762)
Denominator:
Weighted–average common shares outstanding, basic and diluted	14,934,796	3,610,459	14,882,893	3,350,786
Net loss per common share, basic and diluted	$(0.16)	$(0.80)	$(0.63)	$(5.60)

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

Due to the net losses for the three and nine months ended September 30, 2015 and 2014, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents:

	September 30,
	2015	2014
Redeemable Convertible preferred stock:
Series A preferred stock	—	2,821,181
Series B preferred stock	—	1,701,909
Series B–1 preferred stock	—	237,740
Series B–2 preferred stock	—	155,598
Series C preferred stock	—	1,918,048
Stock options	718,434	702,849
Restricted stock	583,142	338,773
Total anti–dilutive common share equivalents	1,301,576	7,876,098
7. Commitments and Contingencies
Capital Leases
During the three months ended September 30, 2015, the Company entered into six capital lease agreements for computer equipment. The term of each lease is 48 months and the Company anticipates making approximately $554,000 in total payments throughout the lease term.
The current and long-term portion of capital lease obligations are recorded in the accrued expenses and other long-term liabilities line items on the balance sheet, respectively.
Purchase Commitments
The Company has an outstanding purchase commitment for software development services pursuant to a technology services agreement in the amount of $2.1 million in 2015, of which $1.4 million was incurred during the nine months ended September 30, 2015. For years after 2015, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2015 total revenues increase by 10% as compared to 2014 total revenues, then the 2016 purchase commitment would increase by approximately $213,000 from the 2015 purchase commitment amount to $2.3 million. A similar 10% increase in 2016 total revenues as compared to 2015 total revenues would increase the 2017 purchase commitment amount from the 2016 purchase commitment amount of $2.3 million by approximately $234,000 to $2.6 million.
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on the consolidated financial position or results of operations of the Company.
8. Stockholders' Equity
Restricted Stock Awards
Restricted share activity during the nine months ended September 30, 2015 was as follows:

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2014	438,939	$8.71
Shares granted	190,000	$6.64
Shares vested	(45,797)	$5.25
Shares forfeited	—	$—
Outstanding at September 30, 2015	583,142	$8.31
Stock Option Activity
Stock option activity during the nine months ended September 30, 2015 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2014	665,210	$4.39
Options granted	315,359	$6.64
Options exercised	(105,545)	$2.18
Options forfeited	(156,590)	$6.07
Outstanding at September 30, 2015	718,434	$5.33
Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of subscription and support revenue	$17	$8	$41	$21
Cost of professional services revenue	1	5	(7)	16
Sales and marketing	5	10	55	24
Research and development	69	16	189	45
General and administrative	563	211	1,712	511
Total	$655	$250	$1,990	$617

9. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
U.S.	$14,271	$12,856	$42,531	$37,870
Canada	981	929	3,203	2,811
Other International	1,853	2,490	6,577	7,418
Total Revenues	$17,105	$16,275	$52,311	$48,099
10. Related Party Transactions
The Company purchased software development services pursuant to a technology services agreement with a company controlled by a non-management investor in the Company during the three months ended September 30, 2015 and 2014 in the amount of $550,000 and $532,000, and during the nine ended September 30, 2015 and 2014 in the amount of $1.4 million and $1.6m, respectively. In January 2014, the Company issued 1,803,574 shares of common stock to this company in connection with the amendment of such technology services agreement and took a noncash charge of $11.2 million recorded in research and development expenses. Refer to Note 7 for a description of purchase commitments to this company.
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
11. Subsequent Events
On November 13, 2015, the Company acquired all outstanding shares of Ultriva, Inc., a cloud-based supply chain work management software provider. The purchase price consideration paid in the transaction is approximately $4.9 million in cash payable at closing (net of approximately $0.5 million of cash acquired), a $0.1 million cash holdback payable in four (4) months (subject to working capital claims), a $0.6 million cash holdback payable in twelve (12) months (subject to indemnifications claims) and approximately 225,000 shares of the Company’s common stock (additionally, up to $0.2 million in shares are expected to be held for 12 months and subject to indemnification claims by the Company).

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
We have achieved significant growth and scale in a relatively short period of time. Through a series of acquisitions, we have established a diverse family of software applications under the Upland brand, each of which addresses a specific enterprise work management need. For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, our total revenue grew from $48.1 million to $52.3 million, representing a 9% period-over-period growth rate. For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, our total revenue declined by $2.2 million due to lower total revenue from our Canada operations due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. Therefore, on a constant currency basis, total revenue increased by $6.4 million, or 13%. For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, our subscription and support revenue grew from $35.9 million to $42.5 million, representing an 18% period-over-period growth rate. For the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, our subscription and support revenue declined by $1.7 million due to lower subscription and support revenue from our Canada operations due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. Therefore, on a constant currency basis, subscription and support revenue increased by $8.3 million, or 23%. See Note 9 of the Notes to Condensed Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the nine months ended September 30, 2015 and 2014, our subscription and support revenue accounted for 81% and 75% of total revenue, respectively. Our customer agreements for program and portfolio management, project management and collaboration, and professional services automation typically are sold on a per-seat basis with terms varying from one to three years, paid in advance. Our customer agreements for workflow automation and enterprise content management and financial management historically have been sold on a volume basis with a one-year term, paid in advance. We generally seek to enter into multi-year contracts with our customers when possible. In each case, our customer agreements provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats or total minimum contracted volume a customer is entitled to use as part of its subscription, but these seats or minimum contracted volume may not be fully utilized over the term of the agreement. In addition, where customers exceed the minimum contracted volume, additional overage fees are billed in arrears.
Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the nine months ended September 30, 2015 and 2014, our perpetual license revenue accounted for 4% and 4% of total revenue, respectively. We expect perpetual license revenue to decrease as a percentage of revenue in the future. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue.
Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the nine months ended September 30, 2015 and 2014, our professional services revenue accounted for 15% and 21% of total revenue, respectively. We expect professional services revenue to decrease as a percentage of revenue in future periods due to customer expansion initiatives which have driven more focus on expanding existing customer recurring revenue and less focus on new customer professional service projects.
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

Key Metrics
In addition to the GAAP financial measures described below in “—Components of Operating Results,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions:
Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Adjusted EBITDA	$1,059	$546	$2,075	$3,154
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
The decrease in Adjusted EBITDA for the three and nine months ended September 30, 2015 is primarily due to additional operating expenses associated with being a new publicly traded company.
The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Reconciliation of Net loss to Adjusted EBITDA:
Net Loss	$(2,324)	$(2,445)	$(9,401)	$(17,442)
Depreciation and amortization expense	2,037	1,858	6,077	5,463
Interest expense, net	462	397	1,385	1,231
Other expense (income), net	(137)	(60)	387	308
Provision for income taxes	190	438	185	1,128
Stock-based compensation expense	655	250	1,990	617
Acquisition-related expense	176	108	1,081	629
Stock-based compensation expense --- related party vendor	—	—	—	11,220
Non-recurring litigation expense	—	—	371	—
Adjusted EBITDA	$1,059	$546	$2,075	$3,154

Total Revenue	$17,105	$16,275	$52,311	$48,099

Adjusted EBITDA margin	6%	3%	4%	7%
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

Non-GAAP Net Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except share and per share data)		(dollars in thousands, except share and per share data)
Reconciliation of Non-GAAP net income (loss):
Net loss	$(2,324)	$(2,445)	$(9,401)	$(17,442)
Add:
Stock-based compensation expense	655	250	1,990	617
Amortization of purchased intangibles	1,535	1,275	4,451	3,820
Amortization of debt discount	66	—	99	—
Acquisition-related expense	176	108	1,081	629
Stock-based compensation expense --- related party vendor	—	—	—	11,220
Non-recurring litigation expense	—	—	371	—
Tax effect on non-GAAP adjustments above	(81)	(73)	(291)	(220)
Non-GAAP net income (loss)	$27	$(885)	$(1,700)	$(1,376)

Weighted average ordinary shares outstanding - diluted	14,934,796	3,610,459	14,882,893	3,350,786
Non-GAAP earnings (loss) per share - diluted	$—	$(0.25)	$(0.11)	$(0.41)
Non-GAAP net income (loss). We monitor our Non-GAAP net income (loss) to help us evaluate the effectiveness and efficiency of our operations. Non-GAAP net income (loss) is a non-GAAP financial measure. We define Non-GAAP net income (loss) as net loss, calculated in accordance with GAAP, stock-based compensation expense, amortization of purchased intangibles expense, amortization of debt discount, acquisition-related expense, non-recurring litigation expense, and the tax effect on these non-GAAP adjustments.

Results of Operations
Consolidated Statements of Operations Data
The following tables set forth our results of operations for the specified periods, as well as our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$14,129	83%	$12,368	76%	$42,474	81%	$35,910	75%
Perpetual license	540	3%	850	5%	2,197	4%	1,947	4%
Total product revenue	14,669	86%	13,218	81%	44,671	85%	37,857	79%
Professional services	2,436	14%	3,057	19%	7,640	15%	10,242	21%
Total revenue	17,105	100%	16,275	100%	52,311	100%	48,099	100%
Cost of revenue:
Subscription and support (1)(3)	4,771	28%	3,488	21%	14,344	27%	10,092	21%
Professional services (1)	1,677	10%	2,305	15%	5,317	11%	7,042	15%
Total cost of revenue	6,448	38%	5,793	36%	19,661	38%	17,134	36%
Gross profit	10,657	62%	10,482	64%	32,650	62%	30,965	64%
Operating expenses:
Sales and marketing (1)	2,929	17%	3,767	23%	9,907	19%	10,918	23%
Research and development (1)	3,852	23%	3,793	23%	11,930	23%	22,186	46%
Refundable Canadian tax credits	(115)	(1)%	(138)	(1)%	(358)	(1)%	(412)	(1)%
General and administrative (1)(2)	4,494	26%	3,555	22%	14,327	27%	9,231	19%
Depreciation and amortization	1,130	7%	1,067	7%	3,207	6%	3,188	7%
Acquisition-related expenses	176	1%	108	1%	1,081	3%	629	1%
Total operating expenses	12,466	73%	12,152	75%	40,094	77%	45,740	95%
Loss from operations	(1,809)	(11)%	(1,670)	(11)%	(7,444)	(15)%	(14,775)	(31)%
Other Expense:
Interest expense, net	(462)	(3)%	(397)	(2)%	(1,385)	(3)%	(1,231)	(3)%
Other expense, net	137	1%	60	—%	(387)	—%	(308)	—%
Total other expense	(325)	(2)%	(337)	(2)%	(1,772)	(3)%	(1,539)	(3)%
Loss before provision for income taxes	(2,134)	(13)%	(2,007)	(13)%	(9,216)	(18)%	(16,314)	(34)%
Provision for income taxes	(190)	(1)%	(438)	(2)%	(185)	—%	(1,128)	(2)%
Loss from continuing operations	(2,324)	(14)%	(2,445)	(15)%	(9,401)	(18)%	(17,442)	(36)%
Net loss	$(2,324)	(14)%	$(2,445)	(15)%	$(9,401)	(18)%	$(17,442)	(36)%
Preferred stock dividends and accretion	—	—%	(445)	(3)%	—	—%	(1,320)	(3)%
Net loss attributable to common shareholders	$(2,324)	(14)%	$(2,890)	(18)%	$(9,401)	(18)%	$(18,762)	(39)%
Net loss per common share:
Loss per common share, basic and diluted	$(0.16)		$(0.80)		$(0.63)		$(5.60)

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 8 of the Notes to Condensed Consolidated Financial Statements.
(2) Includes General and administrative stock-based compensation of $563,000 and $211,000 for the three months ended September 30, 2015 and 2014, and $1,712,000 and $511,000 for the nine months ended September 30, 2015 and 2014, respectively.

(3) Includes depreciation and amortization of $907,000 and $792,000 for the three months ended September 30, 2015 and 2014, and $2,870,000 and $2,276,000 for the nine months ended September 30, 2015 and 2014, respectively.

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Revenue:
Subscription and support	$14,129	$12,368	14%	$42,474	$35,910	18%
Perpetual license	540	850	(36)%	2,197	1,947	13%
Total product revenue	14,669	13,218	11%	44,671	37,857	18%
Professional services	2,436	3,057	(20)%	7,640	10,242	(25)%
Total revenue	$17,105	$16,275	5%	$52,311	$48,099	9%

Percentage of revenue:
Subscription and support	83%	76%		81%	75%
Perpetual license	3%	5%		4%	4%
Total product revenue	86%	81%		85%	79%
Professional services	14%	19%		15%	21%
Total revenue	100%	100%		100%	100%
For the Three Months Ended September 30, 2015
Total revenue was $17.1 million in the three months ended September 30, 2015, compared to $16.3 million in the three months ended September 30, 2014, an increase of $0.8 million, or 5%. Of the increase in total revenue, $3.1 million was due to the 2014 acquisitions which includes a $0.2 million decline due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. The organic businesses declined by $2.3 million of which $0.8 million was due to lower total revenue from our Canada operations for the same period due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. Therefore, on a constant currency basis, total revenue for the organic businesses declined by $1.5 million, or 9%, which is attributed primarily to the decline in professional services revenue further described below.

Subscription and support revenue was $14.1 million in the three months ended September 30, 2015, compared to $12.4 million in the three months ended September 30, 2014, an increase of $1.7 million, or 14%. Of the increase in subscription and support revenue, $2.7 million was due to the 2014 acquisitions which includes a $0.2 million decline due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. The organic businesses declined by $1.0 million of which $0.6 million was due to lower subscription and support revenue from our Canada operations for the same period due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. Therefore, on a constant currency basis, subscription and support revenue for the organic businesses declined by $0.4 million, or 3%.

Perpetual license revenue was $0.5 million in the three months ended September 30, 2015 as compared to $0.9 million in the three months ended September 30, 2014, a decrease of $0.4 million, or 36%. The organic portion of our business declined by $0.4 million, or 49%.

Professional services revenue was $2.4 million in the three months ended September 30, 2015, compared to $3.1 million in the three months ended September 30, 2014, a decrease of $0.7 million, or 20%. Professional services revenue declined by $0.9 million for the organic businesses of which $0.2 million was due to lower professional services revenue from our Canada operations for the same period due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. Therefore, on a constant currency basis, professional services revenue for our organic businesses declined by $0.7 million, or 24%. The decline in professional services revenue for the organic businesses was partially offset by $0.2 million of revenue from the 2014 acquisitions which includes a $0.1 million decline due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods.
For the Nine Months Ended September 30, 2015
Total revenue was $52.3 million in the nine months ended September 30, 2015, compared to $48.1 million in the nine months ended September 30, 2014, an increase of $4.2 million, or 9%. Of the increase in total revenue, $8.5 million was due to the 2014 acquisitions which includes a $0.5 million decline due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. The organic businesses declined by $4.3 million of which $1.7 million was due to lower total revenue from our Canada operations for the same period due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. Therefore, on a constant currency basis, total revenue for the organic businesses declined by $2.6 million, or 5%, which is attributed primarily to the decline in professional services revenue further described below.

Subscription and support revenue was $42.5 million in the nine months ended September 30, 2015, compared to $35.9 million in the nine months ended September 30, 2014, an increase of $6.6 million, or 18%. Of the increase in subscription and support revenue, $7.6 million was due to the 2014 acquisitions which includes a $0.4 million decline due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. The organic businesses declined by $1.0 million of which $1.4 million was due to lower total revenue from our Canada operations for the same period due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. Therefore, on a constant currency basis, subscription and support revenue for the organic businesses increased by $0.4 million, or 1%.

Perpetual license revenue was $2.2 million in the nine months ended September 30, 2015 as compared to $1.9 million in the nine months ended September 30, 2014, an increase of $0.3 million, or 13%. Of the increase in perpetual license revenue, $0.3 million was due to the 2014 acquisitions which includes a $0.1 million decline due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods.

Professional services revenue was $7.6 million in the nine months ended September 30, 2015, compared to $10.2 million in the nine months ended September 30, 2014, a decrease of $2.6 million, or 25%. Professional services revenue declined by $3.3 million for the organic businesses of which $0.3 million was due to lower professional services revenue from our Canada operations for the same period due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods. Therefore, on a constant currency basis, professional services revenue for our organic businesses declined by $2.9 million, or 29%. The decline in professional services revenue for the organic businesses was partially offset by $0.7 million of revenue from the 2014 acquisitions which includes a $0.1 million decline due to the change in the foreign currency exchange rate between the Canada dollar versus the U.S. dollar during those periods.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$4,771	$3,488	37%	$14,344	$10,092	42%
Professional services	1,677	2,305	(27)%	5,317	7,042	(24)%
Total cost of revenue	6,448	5,793	11%	19,661	17,134	15%
Gross profit	$10,657	$10,482	2%	$32,650	$30,965	5%

Percentage of total revenue
Subscription and support (1)	28%	21%		27%	21%
Professional services	10%	15%		11%	15%
Total cost of revenue	38%	36%		38%	36%
Gross profit	62%	64%		62%	64%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$386	$337		$1,295	$913
Amortization	$521	$455		$1,575	$1,363
For the Three Months Ended September 30, 2015
Cost of subscription and support revenue was $4.8 million in the three months ended September 30, 2015, compared to $3.5 million in the three months ended September 30, 2014, an increase of $1.3 million, or 37%. Of the increase in cost of subscription and support revenue, $0.9 million is due to the 2014 acquisitions. The acquisitions contributed $0.3 million in data center hosting fees, $0.3 million in personnel and related costs, $0.1 million in software and license expenses, and $0.1 million in amortization of intangible assets. Cost of subscription and support revenue for the organic portion of our business increased $0.4 million primarily due to personnel and related costs.

Cost of professional services revenue was $1.7 million in the three months ended September 30, 2015, compared to $2.3 million in the three months ended September 30, 2014, a decrease of $0.6 million, or 27%. The organic portion of our business decreased $0.7 million primarily due to a $0.6 million decrease in personnel and related costs and a $0.1 million decrease in outsourced contractor fees. These cost decreases in our organic business are due to the success of our 2015 customer expansion initiatives which have driven more focus on expanding existing customer recurring revenue and less focus on new customer professional service projects compared to the year ago period, and as a result professional services direct costs have been proportionately reduced in 2015 in order to maintain gross margin percentages on professional services revenue with normalized historical levels. The 2014 acquisitions contributed an increase in cost of professional services revenue of $0.1 million primarily due to personnel and related costs.

For the Nine Months Ended September 30, 2015
Cost of subscription and support revenue was $14.3 million in the nine months ended September 30, 2015, compared to $10.1 million in the nine months ended September 30, 2014, an increase of $4.2 million, or 42%. Of the increase in cost of subscription and support revenue, $2.6 million is due to the 2014 acquisitions. The acquisitions contributed $0.8 million in data center hosting fees, $0.8 million in personnel and related costs, $0.7 million in software and license expenses, and $0.2 million in amortization of intangible assets. Cost of subscription and support revenue for the organic portion of our business increased $1.6 million primarily due to a $1.0 million increase in personnel and related costs, a $0.4 million increase in depreciation of data center equipment, and a $0.2 million increase in facility costs.

Cost of professional services revenue was $5.3 million in the nine months ended September 30, 2015, compared to $7.0 million in the nine months ended September 30, 2014, a decrease of $1.7 million, or 24%. The organic portion of our business decreased $2.1 million due to a $1.7 million decrease in personnel and related costs, a $0.5 million decrease in outsourced contractor fees, partially offset by a $0.1 million increase in facility costs. These cost decreases in our organic business are due to the success of our 2015 customer expansion initiatives which have driven more focus on expanding existing customer recurring revenue and less focus on new customer professional service projects compared to the year ago period, and as a result professional services direct costs have been proportionately reduced in 2015 in order to maintain gross margin percentages on professional services revenue with normalized historical levels. The 2014 acquisitions contributed a $0.4 million increase in cost of professional services revenue primarily due to personnel and related costs.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$2,929	$3,767	(22)%	$9,907	$10,918	(9)%
Percentage of total revenue	17%	23%		19%	23%
For the Three Months Ended September 30, 2015
Sales and marketing expense was $2.9 million in the three months ended September 30, 2015, compared to $3.8 million in the three months ended September 30, 2014, a decrease of $0.9 million, or 22%. Sales and marketing expense for the organic portion of our business decreased $1.3 million primarily due to a $0.7 million decrease in personnel and related costs, a $0.2 million decrease in bad debt expense, a $0.1 million decrease in user conference expenses, a $0.1 million decrease in sales commissions, and a $0.1 million decrease in marketing program costs. The 2014 acquisitions contributed $0.4 million of sales and marketing cost primarily due to $0.2 million in personnel and related costs, $0.1 million in marketing program costs and $0.1 million in sales commissions.
For the Nine Months Ended September 30, 2015
Sales and marketing expense was $9.9 million in the nine months ended September 30, 2015, compared to $10.9 million in the nine months ended September 30, 2014, a decrease of $1.0 million, or 9%. Sales and marketing expense for the organic portion of our business decreased $2.4 million primarily due to a $0.9 million decrease in personnel and related costs, a $0.4 million decrease in marketing program costs, a $0.3 million decrease in sales commissions, a $0.3 decrease in user conference expenses, a $0.2 million decrease in outsourced marketing contractor fees, and a $0.2 million decrease in bad debt expense. The 2014 acquisitions contributed $1.4 million of sales and marketing cost primarily due to $0.7 million in personnel and related costs, $0.3 million in sales commissions, $0.2 million in marketing program costs, and $0.1 million in marketing contractor costs.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$3,852	$3,793	2%	$11,930	$22,186	(46)%
Refundable Canadian tax credits	(115)	(138)	(17)%	(358)	(412)	(13)%
Total research and development	$3,737	$3,655	2%	$11,572	$21,774	(47)%

Percentage of total revenue
Research and development	23%	23%		23%	46%
Refundable Canadian tax credits	(1)%	(1)%		(1)%	(1)%
Total research and development	22%	22%		22%	45%
For the Three Months Ended September 30, 2015
Research and development expense was $3.9 million in the three months ended September 30, 2015, compared to $3.8 million in the three months ended September 30, 2014, an increase of $0.1 million, or 2%. The 2014 acquisitions contributed a $0.5 million increase to research and development expense primarily due to personnel and related costs. Research and development expense for our organic business decreased by $0.4 million primarily due to personnel and related costs.

Refundable Canadian tax credits were substantially unchanged in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
For the Nine Months Ended September 30, 2015
Research and development expense was $11.9 million in the nine months ended September 30, 2015, compared to $22.2 million in the nine months ended September 30, 2014, a decrease of $10.3 million, or 46%. Research and development expenses for our organic business decreased by $11.7 million compared to the prior year period. In January 2014, we issued 1,803,574 shares of common stock in connection with an amendment of a technology services agreement with a related party and took a non-cash charge of $11.2 million in the first quarter of 2014. Our agreement with the related party is viewed as a fixed purchase commitment contract that obligates us to annual purchase commitments even if we do not take delivery of the contracted services. Since the amended agreement still requires payments for future services that we believe are not discounted from amounts charged to other customers, we believe the fair value of the common stock consideration provided to the related party to amend the agreement does not represent an asset and, accordingly, was expensed immediately. The remaining cost decrease for our organic business is due to a $0.8 million decrease in personnel and related costs partially offset by a $0.2 million increase in outsourced contractor costs. The 2014 acquisitions contributed an increase of $1.5 million in research and development expense primarily due to personnel and related costs.

Refundable Canadian tax credits were substantially unchanged in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$4,494	$3,555	26%	$14,327	$9,231	55%
Percentage of total revenue	26%	22%		27%	19%
For the Three Months Ended September 30, 2015
General and administrative expense was $4.5 million in the three months ended September 30, 2015, compared to $3.6 million in the three months ended September 30, 2014, an increase of $0.9 million, or 26%. Of the increase in general and administrative expenses, $0.6 million is from our organic businesses primarily due to a $0.6 million increase in personnel and related costs, which were for investments we made in the third and fourth quarters of 2014 in preparation for operating as a public company, a $0.4 million increase in employee stock-based compensation expense, partially offset by a $0.3 million decrease in professional service and contractor costs, and a $0.1 million decrease in recruiter costs. General and administrative expenses include non-cash stock-based compensation of $0.6 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. General and administrative expenses, excluding non-cash stock-based compensation, for the three months ended September 30, 2015 were $3.9 million, or 23% of total revenue, and $3.3 million, or 20% of total revenue, for the three months ended September 30, 2014. The remaining $0.3 million increase in general and administrative expense was attributable to the 2014 acquisitions which consisted primarily of personnel and related costs and travel related costs.
For the Nine Months Ended September 30, 2015
General and administrative expense was $14.3 million in the nine months ended September 30, 2015, compared to $9.2 million in the nine months ended September 30, 2014, an increase of $5.1 million, or 55%. Of the increase in general and administrative expenses, $4.2 million is from our organic businesses primarily due to a $2.5 million increase in personnel and related costs, which were for investments we made in the third and fourth quarters of 2014 in preparation for operating as a public company, a $1.2 million increase in employee stock-based compensation expense, a $0.3 million increase in software and license expenses, and a $0.3 million increase in business insurance. General and administrative expenses include non-cash stock-based compensation of $1.7 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively. General and administrative expenses, excluding non-cash stock-based compensation, for the nine months ended September 30, 2015 were $12.6 million, or 24% of total revenue, and $8.7 million, or 18% of total revenue, for the nine months ended September 30, 2014. The remaining $0.9 million increase in general and administrative expense was attributable to the 2014 acquisitions which consisted primarily of personnel and related costs and travel related costs.

Depreciation and Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization:
Depreciation	$116	$247	(53)%	$331	$731	(55)%
Amortization	1,014	820	24%	2,876	2,457	17%
Total depreciation and amortization	$1,130	$1,067	6%	$3,207	$3,188	1%

Percentage of total revenue
Depreciation	1%	2%		1%	2%
Amortization	6%	5%		5%	5%
Total depreciation and amortization	7%	7%		6%	7%
For the Three Months Ended September 30, 2015
Depreciation and amortization expense was $1.1 million in the three months ended September 30, 2015, compared to $1.1 million in the three months ended September 30, 2014, substantially unchanged year-over-year. The organic businesses decreased by $0.2 million primarily due to depreciation of equipment. The 2014 acquisitions contributed $0.2 million primarily due to amortization of intangibles.
For the Nine Months Ended September 30, 2015
Depreciation and amortization expense was $3.2 million in the nine months ended September 30, 2015, compared to $3.2 million in the nine months ended September 30, 2014, substantially unchanged year-over-year. The organic businesses decreased by $0.6 million primarily due to depreciation of equipment. The 2014 acquisitions contributed $0.6 million primarily due to amortization of intangibles.
Acquisition-related Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Acquisition-related expenses	$176	$108	63%	$1,081	$629	72%
Percentage of total revenue	1%	1%		3%	1%
For the Three Months Ended September 30, 2015
Acquisition related expense was $0.2 million in the three months ended September 30, 2015, compared to $0.1 million in the three months ended September 30, 2014, an increase of $0.2 million, or 63%. The increase was due to integration expenses related to the acquisitions we closed in late 2014.
For the Nine Months Ended September 30, 2015
Acquisition related expense was $1.1 million in the nine months ended September 30, 2015, compared to $0.6 million in the nine months ended September 30, 2014, an increase of $0.5 million, or 72%. The increase was due to integration expenses related to the acquisitions we closed in late 2014.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Interest expense, net	$(462)	$(397)	16%	$(1,385)	$(1,231)	13%
Other expense, net	137	60	128%	(387)	(308)	26%
Total other expense	$(325)	$(337)	(4)%	$(1,772)	$(1,539)	15%

Percentage of total revenue
Interest expense, net	(3)%	(2)%		(3)%	(3)%
Other expense, net	1%	—%		—%	—%
Total other expense	(2)%	(2)%		(3)%	(3)%
For the Three Months Ended September 30, 2015
Interest expense was $0.5 million in the three months ended September 30, 2015, compared to $0.4 million in the three months ended September 30, 2014, an increase in interest expense of $0.1 million, or 16%. The increase was due to an increase in borrowing on our debt facility with Wells Fargo Capital Finance.
Other expense was $0.1 million in the three months ended September 30, 2015, compared to other expense of $0.1 million in the three months ended September 30, 2014, substantially unchanged period over period.
For the Nine Months Ended September 30, 2015
Interest expense was $1.4 million in the nine months ended September 30, 2015, compared to $1.2 million in the nine months ended September 30, 2014, an increase in interest expense of $0.2 million, or 13%. The increase was primarily due to deferred financing costs from our previous credit facility which were written off upon the closing of our $60.0 million credit facility with Wells Fargo Capital Finance and an increase in borrowing from the new facility.
Other expense was $0.4 million in the nine months ended September 30, 2015, compared to other expense of $0.3 million in the nine months ended September 30, 2014, an increase in other expense of $0.1 million, or 26%. The increase in other expense was primarily due to a loss on foreign currency re-measurements.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for income taxes	$(190)	$(438)	(57)%	$(185)	$(1,128)	(84)%
	(1)%	(2)%		—%	(2)%
For the Three and Nine Months Ended September 30, 2015 and 2014

Provision for income taxes was $0.2 million in the three months ended September 30, 2015, compared to the provision for income taxes of $0.4 million in the three months ended September 30, 2014, a decrease in provision for income taxes of $0.2 million, or 57%. Provision for income taxes was $0.2 million for the nine months ended September 30, 2015, compared to the provision for income taxes of $1.1 million for the nine months ended September 30, 2014, a decrease in provision for income taxes of $0.9 million, or 84%. For both 2015 and 2014, we recorded income taxes that were principally attributable to state and foreign taxes, other than deferred taxes related to tax deductible goodwill. The primary decrease in income tax expense for the three and nine months ended September 30, 2015 is attributable to lower pre-tax net income in Canada in the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014. Because we have not generated domestic taxable net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. Realization of any of our domestic deferred tax assets depends upon future taxable earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Code and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited.
Liquidity and Capital Resources
To date, we have financed our operations primarily through issuance of preferred stock and common stock and cash from operating activities, and to a lesser extent, borrowing under our loan and security agreements and the issuance of seller notes. As of September 30, 2015, we had cash and cash equivalents of $28.7 million, $20.0 million of available borrowings under our loan and security agreements, and $24.7 million of borrowings outstanding under our loan and security agreements compared to cash and cash equivalents of $31.0 million, $5.0 million of available borrowings under our loan and security agreements, and $19.9 million of borrowings outstanding under our loan and security agreements as of December 31, 2014. In addition to the available borrowings noted above, our current credit facility provides for an additional $10.0 million in subordinated seller notes for acquisitions plus an uncommitted $15.0 million accordion loan for future acquisitions.
As of September 30, 2015 and December 31, 2014, we had a working capital surplus of $10.3 million and $2.2 million, respectively, which included $18.7 million and $21.2 million of deferred revenue recorded as a current liability as of September 30, 2015 and December 31, 2014, respectively. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy.
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$1,671	$668
Net cash used in investing activities	(3,547)	(544)
Net cash used in financing activities	(218)	(1,534)
Effect of exchange rate fluctuations on cash	(200)	(103)
Change in cash and cash equivalents	(2,294)	(1,513)
Cash and cash equivalents, beginning of period	30,988	4,703
Cash and cash equivalents, end of period	$28,694	$3,190

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

Our cash used in operating activities for the nine months ended September 30, 2015 primarily reflects our net loss of $9.4 million, offset by non-cash expenses that included $6.1 million of depreciation and amortization, $0.8 million of foreign currency re-measurement losses, and $2.0 million of non-cash stock compensation expense. Working capital sources of cash included a $3.7 million decrease in accounts receivable and a $1.1 million decrease in prepaids and other. These sources of cash were offset by a $0.0 million increase in accounts payable, a $2.1 million decrease in accrued expenses and other liabilities and a $1.3 million decrease in deferred revenue.
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
For the nine months ended September 30, 2015 cash used in investing activities for business combinations, consisted of cash proceeds paid during the period to certain sellers of Mobile Commons, which was acquired in December, 2014 totaling $2.7 million, purchases of customer relationships of $0.4 million and purchases of property and equipment of $0.5 million.
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
During the nine months ended September 30, 2015, in conjunction with a new debt facility closed in May, 2015, we borrowed $24.1 million of notes payable, net of issuance costs of $1.2 million, repaid $23.6 million of notes payable and made principal payments of $0.8 million on capital leases.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2015 and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Our unaudited interim financial statements and other financial information for the three and nine months ended September 30, 2015, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of September 30, 2015, we had a principal balance of $18.8 million under our U.S. Term Loan, $0.0 million under our U.S. Revolver, $5.9 million under our Canadian Term Loan and $0 thousand under our Canadian Revolver. As of December 31, 2014, we had a principal balance of $16.5 million under our U.S. Loan Agreement and $3.4 million under our Canadian Loan Agreement.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $1.0 million for the nine months ended September 30, 2015. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UPLAND SOFTWARE, INC.
Dated: November 16, 2015	/s/ Michael D. Hill
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