Form 10-K
period 2015-12-31
Upland Software, Inc.
filed 2016-03-30
CIK 1505155

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $66.5 million based upon the closing price of $9.22 of such common stock on The NASDAQ Global Market on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2015 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of March 24, 2016, 16,751,448 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:
Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2016 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

PART I
Special Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our financial performance and our ability to achieve or sustain profitability or predict future results;

•	our ability to attract and retain customers;

•	our ability to deliver high-quality customer service;

•	the growth of demand for enterprise work management applications;

•	our plans regarding, and our ability to effectively manage, our growth;

•	our plans regarding future acquisitions and our ability to consummate and integrate acquisitions;

•	maintaining our senior management team and key personnel;

•	our ability to maintain and expand our direct sales organization;

•	the performance of our resellers;

•	our ability to obtain financing in the future on acceptable terms or at all;

•	our ability to adapt to changing market conditions and competition;

•	our ability to successfully enter new markets and manage our international expansion;

•	the operation and reliability of our third-party data centers;

•	our ability to adapt to technological change and continue to innovate;

•	economic and financial conditions;

•	our ability to integrate our applications with other software applications;

•	maintaining and expanding our relationships with third parties;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our ability to comply with privacy laws and regulations;

•	our expectations with respect to revenue, cost of revenue and operating expenses in future periods;

•	our expectations with regard to trends, such as seasonality, which affect our business;

•	our expectations as to the payment of dividends;

•	our plans with respect to foreign currency exchange risk and inflation;

•	our beliefs regarding how our applications benefit customers and what our competitive strengths are; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
All references to “Upland,” “we,” “us” or “our” mean Upland Software, Inc.

Item  1.    Business
We are a leading provider of cloud-based enterprise work management software. We define enterprise work management software as software applications that enable organizations to plan, manage and execute projects and work. Our applications are easy-to-use, highly scalable and offer real-time collaboration for knowledge workers distributed on a local or global scale. Our applications address enterprise work challenges in the following categories:

•	Project and Information Technology (IT) Financial Management. Enables customers to manage their organization’s projects, professional workforce and IT costs.

•	Workflow Automation. Enables customers to automate document-intensive workflows among internal functional areas as well as with their partners and supply chain.

•	Digital Engagement. Enables customers to effectively engage with their customers, prospects and community via the web and mobile technologies.
We sell our software applications primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition to our direct sales organization, we have an indirect sales organization, which sells to distributors and value-added resellers. We employ a land-and-expand go-to-market strategy. After we demonstrate the value of an initial application to an organization, our sales and account management teams work to expand the adoption of that initial application across the organization, and cross-sell additional applications to address other enterprise work management needs of the organization. Our customer success organization supports our direct sales efforts by managing the post-sale customer lifecycle.
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. We have more than 2,000 customers with over 235,000 users across a broad range of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, telecommunications, government, food and beverage, healthcare and life sciences.
We have achieved significant growth and scale in a relatively short period of time. Through a series of acquisitions, we have established a diverse family of software applications under the Upland brand, each of which addresses a specific enterprise work management need. For the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, our total revenue grew from $64.6 million to $69.9 million, representing an 8% period-over-period growth rate. On a constant currency basis, total revenue increased by $8.3 million, or 13%. For the twelve months ended December 31, 2015 compared to the twelve months ended December 31, 2014, our subscription and support revenue grew from $48.6 million to $57.2 million, representing an 18% period-over-period growth rate. On a constant currency basis, subscription and support revenue increased by $11.0 million, or 23%. See Note 16 of the Notes to Condensed Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the twelve months ended December 31, 2015 and 2014, our subscription and support revenue accounted for 82% and 75% of total revenue, respectively. Our customer agreements for program and portfolio management, project management and collaboration, and professional services automation typically are sold on a per-seat basis with terms varying from one to three years, paid in advance. Our customer agreements for workflow automation and enterprise content management and financial management historically have been sold on a volume basis with a one-year term, paid in advance. We generally seek to enter into multi-year contracts with our customers when possible. In each case, our customer agreements provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats or total minimum contracted volume a customer is entitled to use as part of its subscription, but these seats or minimum contracted volume may not be fully utilized over the term of the agreement. In addition, where customers exceed the minimum contracted volume, additional overage fees are billed in arrears.
Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the twelve months ended December 31, 2015 and 2014, our perpetual license revenue accounted for 4% and 4% of total revenue, respectively. We expect perpetual license revenue to decrease as a percentage of revenue in the future. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue.
Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the twelve months ended December 31, 2015 and 2014, our professional services revenue accounted for 14% and 21% of total revenue, respectively. We expect professional services revenue to decrease as a percentage of revenue in future periods due to customer expansion initiatives which have driven more focus on expanding existing customer recurring revenue and less focus on new customer professional service projects.
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
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses to enhance the features and functionalities of our applications, expand our customer base and provide access to new markets and increased benefits of scale. We will prioritize acquisitions within the enterprise functions we currently serve, including information technology, process excellence, finance, professional services and marketing, as well as pursue acquisitions that serve other enterprise functions. Consistent with our growth strategy, we have made a total of nine acquisitions in the four years ending December 31, 2015.
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

The Impact of Cloud-Based Enterprise Work Management Software
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
The enterprise-grade applications market is growing at an accelerated rate. According to IDC, the market for enterprise applications is expected to reach $201.7 billion by 2019, representing a 6.6% CAGR. IDC estimates that the worldwide demand for public cloud will grow at a compound annual growth rate of 15.6% by 2019. Comparatively, the worldwide on-premise application software market will grow at a CAGR of 3.9%. By 2019, IDC postulates cloud-based software will have a significant business impact, driving growth and accounting for at least $1 of every $4.59 spent on software-as-a-service.We believe the ability of cloud-based software to deliver a flexible, scalable, cost-efficient, easy-to-use and collaborative platform to knowledge workers distributed on a local or global scale will significantly accelerate the adoption of cloud-based enterprise work management software applications.
Cloud-based enterprise work management software applications can increase work capacity, productivity and profitability by reducing manual processes and isolated silos of information, and by enhancing collaboration across organizations. While cloud-based enterprise work management software applications may be adopted on an individual basis, we believe they deliver the greatest value when multiple applications are deployed, as an end-to- end management process for prioritizing, allocating, managing and monitoring resources and work throughout the enterprise. We provide a diverse offering of software applications that address a broad range of enterprise work management needs.
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

•
Process Excellence and Operations. Process excellence, Lean Six Sigma and similar functional groups within organizations use our applications to facilitate critical process improvement efforts. Our applications help provide high-level visibility and tracking of process excellence programs, automate processes and streamline workflows while improving process governance. Process improvement and similar business transformation initiatives continue to be a key driver of corporate performance, especially among large global corporations.

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

•
Customers can easily access our cloud-based applications with an Internet browser. Our applications do not require large up-front software expenditures or significant ongoing infrastructure or information technology support. In addition, our applications have modern look and feel that helps provide a consistent user experience across our applications.

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
Our Competitive Strengths
The following competitive strengths are keys to our success:

•
Large, attractive customer base. Our customer base is highly diverse and spans a broad array of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, telecommunications, government, food and beverage, healthcare and life sciences. We service customers of varying size, ranging from large global corporations and government agencies to small- and medium-sized businesses. We have a highly referenceable customer base that we leverage to help us acquire new customers. We have over 2,000 customers, with no customer accounting for more than 3% of our revenue.

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

•
Proven M&A capability. We have a proven ability to successfully identify, acquire and integrate complementary businesses to grow our company, as evidenced by the eleven acquisitions we have completed since the beginning of 2012. We have a dedicated and experienced corporate development team that continually monitors hundreds of companies in order to maintain a robust pipeline of potential acquisition candidates. We believe that our acquisition experience and strategy gives us a competitive advantage in identifying additional opportunities to expand our family of software applications to better serve our customers.

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

•
Commitment to customer success. We have a dedicated customer success organization whose mission is to drive adoption, value realization, retention and loyalty across our customer base. Our focus on enabling our customers’ success is a key reason our annual net dollar retention rate was 90% in fiscal 2015. Our commitment to customer success has enabled us to expand our footprint within organizations and facilitate the ongoing adoption of our enterprise work management software applications.

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

•
Add new customers. We maintain direct sales and marketing capabilities in order to further grow our customer base. We also maintain indirect sales channels through alliances with strategic partners that can leverage our applications with complementary services and technologies they provide. In addition, we continue to expand the range of integrations between our software and third-party applications and platforms, which we believe make our applications more attractive to a broader audience of potential customers.

•
Acquire complementary software businesses. We intend to pursue acquisitions of complementary technologies, products and businesses to enhance the features and functionality of our applications, expand our customer base and provide access to new markets and increased benefits of scale. Our dedicated and experienced corporate development team continually monitors hundreds of companies in order to maintain a robust pipeline of potential acquisition candidates, many of which are smaller scale or address only limited enterprise work management challenges, which often operate outside the scope of some of our larger competitors. We believe that our acquisition experience and strategy gives us a competitive advantage in identifying additional opportunities to expand our family of cloud-based applications to better serve our customers. We will prioritize acquisitions within the enterprise functions we currently serve, including Project & IT Management, Workflow Automation and Digital Engagement.

•
Expand globally. We believe there is a significant opportunity to grow sales of our applications globally. In fiscal 2015, 2014, and 2013, approximately 19%, 22% and 24%, respectively, of our revenue was derived from sales outside the United States. Over the next several years, we will continue to evaluate growth opportunities outside the United States through selective acquisitions, the hiring of additional sales personnel and entering into strategic partnerships.

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
Project Management and Collaboration. Our project management and collaboration application is used by our customers to improve collaboration and the execution of projects, unstructured work and unscheduled tasks. Our customers use these capabilities to:

•	plan and schedule projects and work in order to improve resource utilization;

•	gain real-time visibility into work status, issues and risks;

•	track costs associated with projects and work; and

•	increase the quality and speed of execution with customizable templates and workflows.
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
Workflow Automation and Enterprise Content Management. Our workflow automation and enterprise content management applications are used by our customers to automate document-based workflows by capturing, storing and routing content, assigning work tasks and creating audit trails for operations such as healthcare records, loan processing, human resource processes and accounts receivable and payable processing. Our customers use these capabilities to:

•	empower collaboration by providing a way for employees, suppliers and partners to access, share and update content from anywhere;

•	streamline workflows by creating custom rules to process and route content for approval;

•	automatically capture, index, classify and organize enterprise content in a secure, central repository with document retention policies to meet business and compliance requirements; and

•	apply and enforce document retention policies to meet business and compliance requirements.
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
Customers
We have more than 2,000 customers with over 235,000 users. Our customers operate in a wide variety of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, and telecommunications, government, food and beverage, healthcare and life sciences, chemicals and travel and hospitality. No customer represented more than 3% of our revenue as of December 31, 2015.
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
Technology and Operations
Our cloud-based family of applications utilizes a multi-tenant architecture and our customers access our applications using a secure Internet connection through a standard web browser. We rely on generally available off-the-shelf software licensed from third parties. Our applications are easy to deploy, highly configurable, scalable, flexible and secure and provide our customers with a modern and intuitive user experience.
We use storage area network hardware at our data center locations that has been designed for high performance and data-loss prevention. We believe these systems have the capability and scalability to enable us to meet our anticipated growth for the foreseeable future.
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
We currently serve our customers from secure, third-party, American National Standards Institute Tier 3 data center facilities, located in the United States and other countries. Our data centers are designed to host computer systems with fully redundant subsystems and compartmentalized security zones. While we procure and operate all infrastructure equipment delivering our applications, third parties operate the data centers that we use. These facilities provide 24/7 security, biometric access controls, systems security, redundant networking, N+1 power and environmental controls. Our contracts with these third party data center providers are typically for a term of three years. While we believe that these data centers have sufficient capacity to meet our anticipated growth for the foreseeable future, we have instituted a new initiative to consolidate our data centers for higher efficiency.
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
Research and Development
We focus our research and development efforts on customer-driven innovation, third-party integrations and continually enhancing the performance, reliability, security, usability, and scalability of our applications.
In addition to internal resources, we utilize partners, contractors and offshore resources to improve efficiencies and our ability to deliver. Our research and development expenses were $15.8 million, $26.2 million, $10.3 million in fiscal years 2015, 2014, and 2013, respectively. See audited financial statement Note 17 Related Party Transactions regarding an $11.2 million charge to research and development costs in fiscal 2014.
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
Intellectual Property and Proprietary Rights
We rely on a combination of trademark, copyright, trade secret and patent laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our intellectual property. We believe the duration of our patents is adequate relative to the expected lives of our service offerings.
Employees
As of December 31, 2015, we had 342 employees, with the majority of our employees being located in the United States or Canada. None of our employees are covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.
Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we believe would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.
Information about Segment and Geographic Revenue
We operate and manage our business as a single operating segment. See our consolidated financial statements for a discussion of revenues, operating loss, net loss and total assets. The Company’s revenues are principally generated in the United States, which accounted for 81%, 76%, and 75% of consolidated revenues for the years ended December 31, 2015, 2014, and 2013, respectively. Revenues from international business accounted for 19%, 22%, and 24% of consolidated revenues for the years ended December 31, 2015, 2014, and 2013, respectively. See Note 16 of the Notes to Condensed Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
Available Information
We were incorporated in Delaware in 2010. Our principal executive offices are located at 401 Congress Avenue, Suite 1850, Austin, TX 78701. Our telephone number at that location is (855) 944-7526. Our website address is www.uplandsoftware.com. Information on our website is not part of this report and should not be relied upon in determining whether to make an investment decision. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.
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
We were formed in July 2010 and acquired our first business and commenced operations in September 2011. Prior to September 2011, our business activity was devoted to raising capital, building infrastructure and reviewing potential acquisitions. As such, we have a very limited operating history of selling our products and professional services to third parties. Our limited operating history makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment. We incurred net losses of $13.7 million, $20.1 million and $9.2 million in fiscal 2015, 2014, and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $48.9 million. Our losses in prior periods and accumulated deficit reflect the investments we have made to date to grow our business. We expect to have significant operating expenses in the future to further support and grow our business, including expanding the range of integrations between our software and third-party applications and platform, expanding our direct and indirect sales capabilities, pursuing acquisitions of complementary businesses, investing in our data center infrastructure and research and development and increasing our international presence, and as a result we may be unable to achieve or sustain profitability or accurately predict our future results. You should not consider our recent growth in revenue as indicative of our future performance, and we cannot assure you that we will achieve profitability in the future, nor that if we do become profitable, we will sustain profitability.
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
We have recently experienced a period of rapid growth in our personnel and operations. In particular, we increased our number of full-time employees from three as of December 31, 2011 to 342 as of December 31, 2015, and have also increased the size of our customer base. In addition, our revenue grew from $712,000 in fiscal 2011 to $69.9 million in fiscal 2015. Acquisitions are a primary component of our growth strategy and, as a result, we anticipate that we will continue to experience further rapid growth in our personnel and operations in the future. Our growth has placed, and future growth will place, a significant strain on our managerial, administrative, operational, financial and other resources. To manage the expected growth of our personnel and operations, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our applications, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
We have made and expect to continue to make acquisitions as a primary component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.
A primary component of our growth strategy has been to acquire complementary businesses to grow our company. For example, we acquired the businesses of PowerSteering Software, Inc., Tenrox Inc. and LMR Solutions, LLC, dba EPM Live, in fiscal 2012 and the businesses of FileBound Solutions, Inc. and Marex Group Inc., ComSci, LLC, and Clickability Inc., in fiscal 2013, the businesses of Solution Q Inc. and Mobile Commons, Inc., in fiscal 2014, and Ultriva Inc., in fiscal 2015. We intend to continue to pursue acquisitions of complementary technologies, products and businesses as a primary component of our growth strategy to enhance the features and functionality of our applications, expand our customer base and provide access to new markets and increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example:

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
We may need financing in the future, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders. We may seek to renegotiate or refinance our loan facility, and we may be unable to do so on acceptable terms or at all.
We have funded our operations since inception primarily through equity financings, cash from operations and cash available under our loan facility. We may need to raise funds in the future, for example, to expand our business, acquire complementary businesses, develop new technologies, respond to competitive pressures or react to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, reducing our product-development efforts or foregoing acquisitions. If we succeed in raising additional funds through the issuance of equity or convertible securities, it could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. In addition, any debt financing obtained by us in the future or issuance of preferred stock could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may need to renegotiate the terms of our loan facility, and our lender may be unwilling to do so, or may agree to such changes subject to additional restrictive covenants on our operations and ability to raise capital.
Our loan facility contains operating and financial covenants that may restrict our business and financing activities.
On May 14, 2015, we entered into a $60 million loan facility with Wells Fargo Capital Finance. The facility is comprised of a $25 million term loan, a $10 million revolving credit facility and a $10 million delayed draw term loan for acquisitions. Additionally, the facility provides for an uncommitted $15 million accordion loan to further support future acquisitions and an additional $10 million of subordinated seller notes for acquisitions. As of December 31, 2015, there was $24.4 million outstanding under the credit facility, all of which was outstanding under the term loan portion and none was outstanding under the revolving portion of the credit facility.

Our obligations and the obligations of the co-borrowers and any guarantors under the Wells Fargo loan facility are secured by a security interest in substantially all of our assets and assets of the co-borrowers’ and of any guarantors, including intellectual property. The terms of the credit facility limits, among other things, our ability to
•sell, lease, license or otherwise dispose of assets;
•undergo a change in control;
•consolidate or merge with or into other entities;
•make or own loans, investments and acquisitions;
•create, incur or assume guarantees in respect of obligations of other persons;

•create, incur or assume liens and other encumbrances; or
•pay dividends or make distributions on, or purchase or redeem, our capital stock.

Furthermore, the Wells Fargo loan facility requires us and our subsidiaries to comply with certain financial covenants. The operating and other restrictions and covenants in the loan facility, and in any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in certain business activities, or expand or fully pursue our business strategies, or otherwise limit our discretion to manage our business. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, and we may not be able to meet those restrictions and covenants. A breach of any of the restrictions and covenants could result in a default under the loan facility or any future financing arrangements, which could cause any outstanding indebtedness under the loan facility or under any future financing arrangements to become immediately due and payable, and result in the termination of commitments to extend further credit.

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
A core component of our growth strategy is international expansion. For fiscal 2015 and 2014, we generated approximately 19% and 22% , respectively, of our revenue from sales outside the United States. We currently maintain international offices and have sales, marketing, support or research and development personnel in Canada and the United Kingdom. As we continue to expand our international footprint, we will be increasingly susceptible to the risks associated with international operations. We have a limited operating history outside of the United States and Canada and our ability to manage our international operations successfully requires significant resources and management attention and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, legal systems, alternative dispute systems and economic, political and regulatory systems. In addition, we expect to incur significant costs associated with expanding our international operations, including hiring personnel internationally. The risks and challenges associated with doing business internationally and our international expansion include:

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
Since our customers use our applications for critical business purposes, defects or other performance problems could negatively impact our customers and could result in:

•	loss or delayed market acceptance and sales;

•	breach of warranty or product liability claims;

•	sales credits or refunds for prepaid amounts related to unused subscription services;

•	canceled contracts and loss of customers;

•	diversion of development and customer service resources; and

•	injury to our reputation.
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
As of December 31, 2015, we had federal net operating loss carryforwards of approximately $70 million and research and development credit carryforwards of approximately $1.2 million, which begin expiring in 2017. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre- change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations. The annual limitation will result in the expiration of $16.2 million of net operating losses and $0.8 million of credit carryforwards before utilization. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.
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
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. We may need additional finance and accounting personnel with certain skill sets to assist us with the reporting requirements we will encounter as a public company and to support our anticipated growth. In addition, implementing internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete.
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
Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.
The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering up to 6,834,476 shares or to include such shares in registration statements that we may file for ourselves or other stockholders. We also have registered shares of common stock that we may issue under our stock-based compensation plans, which can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144 under the Securities Act.
Our existing directors, executive officers and principal stockholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
As of December 31, 2015, our directors, executive officers, principal stockholders and their affiliates beneficially owned or controlled, directly or indirectly, a majority of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election or removal of directors, any amendments to our certificate of incorporation or bylaws and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares and might affect the market price of our common stock.
Because we do not expect to pay any dividends on our common stock for the foreseeable future, our investors may never receive a return on their investment.
We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, our ability to pay cash dividends is currently limited by the terms of our existing loan facility, which prohibits our payment of dividends on our capital stock without prior consent, and any future credit facility may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.
Anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our board of directors or management and, therefore, depress the trading price of our common stock.
Provisions in our certificate of incorporation and bylaws, as amended and restated , will contain provisions that may depress the market price of our common stock by acting to discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors or our management. These provisions include the following:

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
Our principal corporate offices are located in Austin, Texas where we occupy approximately 9,896 square feet of space under a sublease that expires in March 2020. We occupy additional leased facilities for operations of approximately 16,987 square feet in Montreal, Quebec; approximately 22,950 square feet in Lincoln, Nebraska; approximately 9,645 square feet in Carlsbad, California; approximately 7,740 square feet in San Francisco, California; and approximately 7,488 square feet in Toronto, Ontario.
We also occupy additional leased facilities of less than 5,000 square feet each for operations in Medford, Massachusetts; Iselin, New Jersey; Brooklyn, New York; Cupertino, California; and London, England. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

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
On March 24, 2016, there were 72 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, this number is not indicative of the total number of stockholders represented by these stockholders of record.
The table below sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ for the periods indicated:

	Sales Price Per Share
Year Ended December 31, 2015	Low	High
Fourth quarter	$6.77	$8.12
Third Quarter	$7.59	$9.18
Second Quarter	$5.91	$9.22
First Quarter	$6.81	$10.05
Fourth quarter (from November 6, 2014)	$8.60	$12.20
We have never declared or paid dividends on our common stock. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our board of directors. In addition, the terms of our loan facility currently restrict our ability to pay dividends.

Performance Graph
Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Computer Technology Index and the S&P 500 Composite Index during the period commencing on November 6, 2014, the initial trading day of our common stock, and ending on December 31, 2015. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the S&P 500 Composite Index and the stocks represented in NASDAQ Computer Technology Index, and reinvestment of any dividends. The Computer Technology Index is designed to represent a cross section of widely-held U.S. corporations involved in various phases of the computer industry. The Index is market-value (capitalization) weighted, based on the aggregate market value of its 27 component stocks. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Recent Sales of Unregistered Securities
As previously disclosed, on November 13, 2015, the Company acquired all outstanding shares of Ultriva, Inc., a cloud-based supply chain work management software provider. The purchase price consideration included approximately 179,000 shares of the Company’s common stock and up to an additional $0.2 million in shares are being held for 12 months by us as security for indemnification claims. Such issuance was made pursuant to an exemption under Regulation D, as promulgated under the Securities Act.

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
The consolidated statements of operations data for the years ended December 31, 2015, 2014, and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements appearing in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The statement of operations data for the year ended December 31, 2012 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 are derived from our consolidated financial statements not included in this Annual Report on Form 10-K. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements beginning on the dates of acquisition, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of the results to be expected in the future, and our interim results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012
	(dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$57,193	$48,625	$30,887	$18,281
Perpetual license	2,805	2,787	2,003	641
Total product revenue	59,998	51,412	32,890	18,922
Professional services	9,913	13,162	8,303	3,841
Total revenue	69,911	64,574	41,193	22,763
Cost of revenue:
Subscription and support	19,586	14,042	7,787	4,189
Professional services	7,085	9,079	5,680	3,121
Total cost of revenue	26,671	23,121	13,467	7,310
Gross profit	43,240	41,453	27,726	15,453
Operating expenses:
Sales and marketing	12,965	14,670	10,625	6,331
Research and development	15,778	26,165	10,340	5,308
Refundable Canadian tax credits	(470)	(1,094)	(583)	(728)
General and administrative	18,201	13,561	6,832	4,574
Depreciation and amortization	4,534	4,310	3,670	1,812
Acquisition-related expenses	2,455	2,186	1,461	1,933
Total operating expenses	53,463	59,798	32,345	19,230
Loss from operations	(10,223)	(18,345)	(4,619)	(3,777)
Other expense:
Interest expense, net	(1,858)	(1,951)	(2,797)	(528)
Other income (expense), net	(544)	101	(431)	(65)
Total other expense	(2,402)	(1,850)	(3,228)	(593)
Loss before provision for income taxes	(12,625)	(20,195)	(7,847)	(4,370)
Provision for income taxes	(1,039)	78	(708)	72
Loss from continuing operations	(13,664)	(20,117)	(8,555)	(4,298)
Income (loss) from discontinued operations	—	—	(642)	1,791
Net loss	$(13,664)	$(20,117)	$(9,197)	$(2,507)
Preferred stock dividends and accretion	—	(1,524)	(98)	(44)
Net loss attributable to common shareholders	$(13,664)	$(21,641)	$(9,295)	$(2,551)
Net loss per common share:

Loss from continuing operations per common share, basic and diluted	$(0.91)	$(4.43)	$(7.23)	$(5.78)
Income (loss) from discontinued operations per common share, basic and diluted	$—	$—	$(0.54)	$2.39
Net loss per common share, basic and diluted	$(0.91)	$(4.43)	$(7.77)	$(3.39)
Weighted-average common shares outstanding, basic and diluted	14,939,601	4,889,901	1,196,668	751,416

	December 31,
	2015	2014	2013	2012
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$18,473	$30,988	$4,703	3,892
Property and equipment, net	6,001	3,930	3,942	1,407
Intangible assets, net	31,526	34,751	34,747	26,388
Goodwill	47,422	45,146	33,630	21,093
Total assets	122,414	135,686	94,847	67,808
Deferred revenue	19,939	21,376	17,036	16,502
Total liabilities	62,144	64,289	60,191	44,495
Redeemable convertible preferred stock	—	—	50,538	27,492
Total stockholders’ equity (deficit)	60,270	71,397	(15,882)	(4,179)

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except %)
Other Financial Data:
Annualized recurring revenue value at year-end(1)	$58,918	$56,800	$49,061	$27,093
Annual net dollar retention rate(2)	90%	96%	90%	n/a
Adjusted EBITDA(3)	$4,143	$4,213	$3,576	$3,998

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

(3)
We monitor our Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), calculated in accordance with GAAP, plus net income (loss) from discontinued operations, depreciation and amortization expense, interest expense, net, other expense (income), net, provision for income taxes, stock-based compensation expense, acquisition-related expenses, non-recurring litigation costs, and one-time purchase accounting adjustments to fair value deferred revenue acquired in business combinations. Prior to the filing of this Annual Report on Form 10-K, we did not include purchase accounting adjustments for deferred revenue as a component of Adjusted EBITDA, and as such, the prior year Adjusted EBITDA amounts presented herein have been recast to reflect the inclusion of purchase accounting adjustments for deferred revenue.

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Year Ended December 31,
	2015	2014	2013	2012
	(dollars in thousands)
Net Loss	$(13,664)	$(20,117)	$(9,197)	$(2,507)
Net income (loss) from discontinued operations	—	—	642	(1,791)
Depreciation and amortization expense	8,451	7,457	5,310	2,472
Interest expense, net	1,858	1,951	2,797	528
Other expense (income), net	544	(101)	431	65
Provision for income taxes	1,039	(78)	708	(72)
Stock-based compensation expense	2,741	1,077	498	92
Acquisition-related expense	2,455	2,186	1,461	1,933
Stock-based compensation expense - related party vendor	—	11,220	—	—
Nonrecurring litigation expense	406	256	—	—
Purchase accounting deferred revenue discount	313	362	926	3,278
Adjusted EBITDA	$4,143	$4,213	$3,576	$3,998
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

The following tables present stock-based compensation, depreciation and amortization included in the respective line items in our Consolidated Statement of Operations:

	Year Ended December 31,
	2015	2014	2013	2012
	(dollars in thousands)
Stock-based compensation:
Cost of revenue	$42	$49	$16	$—
Research and development	203	61	12	—
Sales and marketing	65	39	15	—
General and administrative	2,431	928	455	92
Total	$2,741	$1,077	$498	$92

	Year Ended December 31,
	2015	2014	2013	2012
	(dollars in thousands)
Depreciation:
Cost of Revenue	$1,800	$1,303	$455	$—
General and administrative	452	987	348	325
Total	$2,252	$2,290	$803	$325

	Year Ended December 31,
	2015	2014	2013	2012
	(dollars in thousands)
Amortization:
Cost of Revenue	$2,116	$1,844	$1,185	$662
General and administrative	4,083	3,323	3,322	1,487
Total	$6,199	$5,167	$4,507	$2,149

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of cloud-based enterprise work management software. We define enterprise work management software as software applications that enable organizations to plan, manage and execute projects and work. Our family of applications enables users to manage their projects, professional workforce and IT investments, automate document-intensive business processes and effectively engage with their customers, prospects and community via the web and mobile technologies.
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
In response to these changes, we are helping transform how work gets done by providing organizations and their knowledge workers with software applications that better align resources with business objectives and increase visibility, governance, collaboration, quality of customer experience and responsiveness to changes in the business environment. This results in increased work capacity, higher productivity, better execution and greater levels of customer engagement. Our applications are easy-to-use, highly scalable and offer real-time collaboration for knowledge workers distributed on a local or global scale. Our applications address enterprise work challenges in the following categories:

•	Project and Information Technology (IT) Financial Management. Enables customers to manage their organization’s projects, professional workforce and IT costs.

•	Workflow Automation. Enables customers to automate document-intensive workflows among internal functional areas as well as with their partners and supply chain.

•	Digital Engagement. Enables customers to effectively engage with their customers, prospects and community via the web and mobile technologies.
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
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. We have more than 2,000 customers with over 235,000 users across a broad range of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, telecommunications, government, food and beverage, healthcare and life sciences.
We have achieved significant growth and scale in a relatively short period of time. Through a series of acquisitions, we have established a diverse family of software applications under the Upland brand, each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in fiscal 2012 to $69.9 million in fiscal 2015, representing a 207% period-over-period growth rate. See Note 16 of the Notes to Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the years ended December 31, 2015, 2014, and 2013, our subscription and support revenue accounted for 82%, 75% and 75%, respectively of our total revenue in both periods. Our customer agreements for program and portfolio management, project management and collaboration, and professional services automation typically are sold on a per-seat basis with terms varying from one to three years, paid in advance. Our customer agreements for workflow automation and enterprise content management and financial management historically have been sold on a volume basis with a one-year term, paid in advance. We generally seek to enter into multi-year contracts with our customers when possible. In each case, our customer agreements provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats or total minimum contracted volume a customer is entitled to use as part of its subscription, but these seats or minimum contracted volume may not be fully utilized over the term of the agreement. In addition, where customers exceed the minimum contracted volume, additional overage fees are billed in arrears.
Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the years ended December 31, 2015, 2014, and 2013, our perpetual license revenue accounted for 4%, 4%, and 5% of our total revenue, respectively. We expect perpetual license revenue to decrease as a percentage of revenue in the future. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue.
Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the years ended December 31, 2015, 2014, and 2013, our professional services revenue accounted for 14%, 21%, and 20%, respectively. We expect the proportional revenue contribution of product and professional services revenue to shift more to product revenue and less to professional services revenue in future periods.
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
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses to enhance the features and functionalities of our applications, expand our customer base and provide access to new markets and increased benefits of scale. We will prioritize acquisitions within the enterprise functions we currently serve, including information technology, process excellence, finance, professional services and marketing, as well as pursue acquisitions that serve other enterprise functions. Consistent with our growth strategy, we made nine acquisitions in the four years ending December 31, 2015.
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
2014 Acquisitions
Solution Q. In November 2014, the Company acquired 100% of the outstanding capital of Solution Q Inc. (Solution Q) for total purchase consideration of $6.1 million, which includes cash of $4.5 million, net of $0.4 million of cash acquired, and 150,977 shares of the Company’s common stock with a fair value of $1.6 million. Solution Q provides mid-market organizations an easy-to-use, turnkey solution for their project management and portfolio visibility needs. Revenues recorded since the acquisition date for the year ended December 31, 2014 were approximately $0.3 million.
Mobile Commons. In December 2014, the Company acquired 100% of the outstanding capital of Mobile Commons, Inc. (Mobile Commons) for total purchase consideration of $10.2 million including cash of $5.7 million, net of $0.3 million of cash acquired, 386,253 shares of common stock valued at $4.5 million and excluding potential additional consideration for incremental additional revenue described below. The Company agreed to pay additional consideration of up to $1.5 million in both cash and common stock to the selling shareholders of Mobile Commons based on the achievement of certain incremental revenue targets during fiscal 2015. The acquisition-date fair value of the contingent payment was measured based on the probability-adjusted present value of the consideration expected to be transferred, which amounted to $0.5 million. Mobile Commons’ enterprise-class application drives and manages digital engagement through two-way SMS programs and campaigns. Revenues recorded since the acquisition date for the year ended December 31, 2014 were approximately $0.5 million.
2015 Acquisitions
Ultriva. On November 13, 2015, the Company acquired 100% of the outstanding capital of Ultriva, Inc. (Ultriva) for total purchase consideration of $7.2 million, which includes cash of $5.6 million, net of $0.4 million of cash acquired, 179,298 shares of the Company’s common stock with a fair value of $1.4 million, and an additional $200,000 in shares of common stock, subject to indemnification claims, one year from the date of the acquisition. Ultriva provides cloud-based supply chain work management software. Revenues recorded since the acquisition date for the year ended December 31, 2015 were approximately $0.5 million.
2016 Acquisitions
Leadlander. On January 7, 2016, Upland completed its purchase of substantially all of the assets of a California-based website analytics provider. The purchase price consideration paid was approximately $8.2 million in cash payable at closing (net of $0.2 million of cash acquired) and a $1.2 million cash holdback payable in 12 months (subject to indemnification claims). The foregoing excludes additional potential earnout payments tied to performance-based conditions. In addition to the cash consideration described above, the Asset Purchase Agreement included a contingent share consideration component pursuant to which Upland expects to issue an aggregate of approximately $2.4 million in shares of its common stock to the seller after July 7, 2016 based on certain minimal post-closing performance-based conditions.

Hipcricket. On March 14, 2016, Upland completed its purchase of substantially all of the assets of Hipcricket, Inc., a cloud-based mobile messaging software provider. The consideration paid to the seller consisted of our issuance of one million shares of our common stock and the transfer of our EPM Live product business. The value of the shares on the closing date of the transaction was approximately $6.2 million and the fair value of our EPM Live product business was approximately $6.0 million. Prior to the transaction, Hipcricket was owned by an affiliate of ESW Capital, LLC, which is a shareholder of Upland. Raymond James & Co. provided a fairness opinion to Upland in connection with the transaction.

Our acquisitions may have a material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenue in the short term, as we seek to integrate our acquired businesses over the following six to twelve months in order to achieve additional operating efficiencies. In addition, as we grow our business, we continue to face many challenges and risks. We might encounter difficulties identifying, acquiring and integrating complementary products, technologies and businesses. Over time, as competition increases we may experience pricing pressure. We also may experience seat downgrades or a reduction in minimum contracted volume that could negatively impact our business. Seat downgrades or reductions in minimum contracted volume could occur for several reasons, including dissatisfaction with our prices or features relative to competitive offerings, reductions in our customers’ spending levels, unused seats or minimum contracted volume or limited adoption by our customers of our applications. Our strategic initiatives will require expenditure of capital and the attention of management, and we may not succeed in executing on our growth plan.

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

Key Metrics
In addition to the GAAP financial measures described below in “—Components of Operating Results,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions:

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands, except %)
Other Financial Data:
Annualized recurring revenue value at year-end(1)	$58,918	$56,800	$49,061	$27,093
Annual net dollar retention rate(2)	90%	96%	90%	n/a
Adjusted EBITDA(3)	$4,143	$4,213	$3,576	$3,998

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

(3)
Adjusted EBITDA. We monitor our Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), calculated in accordance with GAAP, plus net income (loss) from discontinued operations, depreciation and amortization expense, interest expense, net, other expense (income), net, provision for income taxes, stock-based compensation expense, acquisition-related expenses, non-recurring litigation costs, and purchase accounting adjustments for deferred revenue. Prior to the filing of this Annual Report on Form 10-K, we did not include purchase accounting adjustments for deferred revenue as a component of Adjusted EBITDA, and as such, the prior year Adjusted EBITDA amounts presented herein have been recast to reflect the inclusion of purchase accounting adjustments for deferred revenue.

The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Year Ended December 31,
	2015	2014	2013	2012
	(dollars in thousands)
Net loss	$(13,664)	$(20,117)	$(9,197)	$(2,507)
Income (loss) from discontinued operations	—	—	642	(1,791)
Depreciation and amortization expense	8,451	7,457	5,310	2,472
Interest expense, net	1,858	1,951	2,797	528
Other expense (income), net	544	(101)	431	65
Provision for income taxes	1,039	(78)	708	(72)
Stock-based compensation expense	2,741	1,077	498	92
Acquisition-related expenses	2,455	2,186	1,461	1,933
Stock-based compensation expense --- related party vendor	—	11,220	—	—
Non-recurring litigation costs	406	256	—	—
Purchase accounting deferred revenue discount	313	362	926	3,278
Adjusted EBITDA	$4,143	$4,213	$3,576	$3,998
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
Sales and marketing. Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, commissions, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as costs of promotional events, corporate communications, online marketing, product marketing and other brand-building activities. We expense sales commissions when the initial customer contract is signed and upon any renewal as our obligation to pay a sales commission arises at these times. Sales and marketing expenses may fluctuate as a percentage of total revenues for a variety of reasons including due to the timing of such expenses, in any particular quarterly or annual period.
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
General and administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead, professional fees and other corporate expenses. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations and operate as a newly public company, including higher legal, corporate insurance, accounting and auditing expenses, and the additional costs of enhancing and maintaining our internal control environment through the adoption of new corporate policies. General and administrative expenses may fluctuate as a percentage of revenue, and overtime we expect that general and administrative expenses will decrease as a percent of revenue due to operational efficiencies.
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
Total Other Expense
Total other expense consists primarily of changes in the estimated fair value of our preferred stock warrant liabilities, amortization of deferred financing costs over the term of the related loan facility and interest expense on outstanding debt, including amortization of debt discount and effect of beneficial conversion features in our convertible promissory notes payable.
Income Taxes
Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. We have historically not recorded any material provision for federal or state income taxes, other than deferred taxes related to tax deductible goodwill and current taxes in certain separate company filing states. The balance of the tax provision for fiscal years ended December 31, 2015, 2014, and 2013, outside of tax deductible goodwill and current taxes in separate filing states, is related to foreign income taxes, primarily operations of our Canadian subsidiaries. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited.

Results of Operations
Consolidated Statements of Operations Data
The following tables set forth our results of operations for the specified periods, as well as our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.

	Year Ended December 31,
	2015		2014		2013
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$57,193	82%	$48,625	75%	$30,887	75%
Perpetual license	2,805	4%	2,787	4%	2,003	5%
Total product revenue	59,998	86%	51,412	79%	32,890	80%
Professional services	9,913	14%	13,162	21%	8,303	20%
Total revenue	69,911	100%	64,574	100%	41,193	100%
Cost of revenue:
Subscription and support (1)(2)	19,586	28%	14,042	22%	7,787	19%
Professional services	7,085	10%	9,079	14%	5,680	14%
Total cost of revenue	26,671	38%	23,121	36%	13,467	33%
Gross profit	43,240	62%	41,453	64%	27,726	67%
Operating expenses:
Sales and marketing (1)	12,965	19%	14,670	23%	10,625	26%
Research and development (1)	15,778	23%	26,165	41%	10,340	25%
Refundable Canadian tax credits	(470)	(1)%	(1,094)	(2)%	(583)	(1)%
General and administrative (1)	18,201	26%	13,561	21%	6,832	17%
Depreciation and amortization	4,534	6%	4,310	7%	3,670	9%
Acquisition-related expenses	2,455	3%	2,186	3%	1,461	3%
Total operating expenses	53,463	76%	59,798	93%	32,345	79%
Loss from operations	(10,223)	(14)%	(18,345)	(29)%	(4,619)	(12)%
Other Expense:
Interest expense, net	(1,858)	(3)%	(1,951)	(3)%	(2,797)	(7)%
Other expense, net	(544)	—%	101	—%	(431)	(1)%
Total other expense	(2,402)	(3)%	(1,850)	(3)%	(3,228)	(8)%
Loss before provision for income taxes	(12,625)	(17)%	(20,195)	(32)%	(7,847)	(20)%
Provision for income taxes	(1,039)	(3)%	78	1%	(708)	(1)%
Loss from continuing operations	(13,664)	(20)%	(20,117)	(31)%	(8,555)	(21)%
Income (loss) from discontinued operations	—		—		(642)
Net loss	$(13,664)	(20)%	$(20,117)	(31)%	$(9,197)	(21)%
Preferred stock dividends and accretion	—	—%	(1,524)	(3)%	(98)	(2)%
Net loss attributable to common shareholders (3)	$(13,664)	(20)%	$(21,641)	(34)%	$(9,295)	(23)%
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(0.91)		$(4.43)		$(7.23)
Loss from discontinued operations per common share, basic and diluted	$—		$—		$(0.54)
Loss per common share, basic and diluted	$(0.91)		$(4.43)		$(7.77)
Weighted-average common shares outstanding, basic and diluted (3)	14,939,601		4,889,901		1,196,668

(1)	Includes stock-based compensation.

(2)	Includes depreciation and amortization of $3,916,000, $3,147,000, and $1,640,000 in 2015, 2014, and 2013, respectively.

(3)
See Note 8 to our consolidated financial statements included elsewhere in this 10-K for a discussion and reconciliation of historical net loss attributable to common stockholders and weighted average shares outstanding for historical basic and diluted net loss per share calculations.

Comparison of Fiscal Years Ended December 31, 2015 and 2014
Revenue

	Year Ended December 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$57,193	82%	$48,625	75%	$8,568	18%
Perpetual license	2,805	4%	2,787	4%	18	1%
Total product revenue	59,998	86%	51,412	79%	8,586	17%
Professional services	9,913	14%	13,162	21%	(3,249)	(25)%
Total revenue	$69,911	100%	$64,574	100%	$5,337	8%
Total revenue was $69.9 million in 2015, compared to $64.6 million in 2014, an increase of $5.3 million, or 8%. Of the increase in total revenue, $11.2 million was due to the acquisitions we closed in 2014 and 2015. The organic business' total revenue decreased by $2.3 million in 2015 compared to 2014 due to the change in the foreign currency exchange rate between the Canadian dollar versus the U.S. dollar for those periods. Therefore, on a constant currency basis, our organic total revenue decreased by $3.6 million, or 6%. This decline in organic revenue is primarily due to the decline in professional services revenues in accordance with our plan to focus on growing higher margin recurring revenues and de-emphasizing lower-margin professional services revenues.
Subscription and support revenue was $57.2 million in 2015, compared to $48.6 million in 2014, an increase of $8.6 million, or 18%. Of the increase in subscription and support revenue, $10.1 million was due to the acquisitions we closed in 2014 and 2015. Subscription and support revenue for the organic business declined by $1.9 million in 2015 compared to 2014 due to the change in the foreign currency exchange rate between the Canadian dollar versus the U.S. dollar for those periods. Therefore, on a constant currency basis, our organic subscription and support revenue increased by $0.4 million, or 1%.
Perpetual license revenue was $2.8 million in 2015, compared to $2.8 million in 2014, remaining relatively flat year-over-year. The acquisitions we closed in late 2014 contributed a $0.3 million increase in perpetual license revenue in 2015 as compared to 2014. This increase was offset by a $0.3 million decrease in the organic portion of our business.
Professional services revenue was $9.9 million in 2015, compared to $13.2 million in 2014, a decrease of $3.3 million, or 25%. The acquisitions we closed in 2014 and 2015 contributed a $0.8 million increase to professional services revenue. The organic portion of our professional services business decreased by $0.4 million in 2015 compared to 2014 due to the change in the foreign currency exchange rate between the Canadian dollar versus the U.S. dollar for those periods. Therefore, on a constant currency basis, our organic professional services revenue decreased by $3.7 million, or 28%. As mentioned above, this is in accordance with our plan to focus on growing higher margin recurring revenues and de-emphasizing lower-margin professional services revenues.

Cost of Revenue and Gross Profit Percentage

	Year Ended December 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$19,586	28%	$14,042	22%	$5,544	39%
Professional services	7,085	10%	9,079	14%	(1,994)	(22)%
Total cost of revenue	26,671	38%	23,121	36%	3,550	15%
Gross profit	$43,240	62%	$41,453	64%	$1,787	4%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$1,800	3%	$1,303	2%	$497	38%
Amortization	$2,116	3%	$1,844	3%	$272	15%
Cost of subscription and support revenue was $19.6 million in 2015, compared to $14.0 million in 2014, an increase of $5.6 million, or 39%. Of the increase in cost of subscription and support revenue, $3.5 million was due to the acquisitions we closed in 2014 and 2015. The acquisitions contributed a cost increase primarily due to a $1.3 million increase in hosting cost, $0.9 million in personnel and related cost, $0.6 million in software cost, and $0.3 million in amortization of intangibles. Cost of subscription and support revenue for the organic portion of our business increased $2.1 million primarily due to a $1.2 million increase in personnel and related costs largely due to investment in the customer support and customer success organizations, $0.5 million increase in depreciation expense for data center and hosting equipment, and $0.3 million in data center hosting fees.
Cost of professional services revenue was $7.1 million in 2015, compared to $9.1 million in 2014, a decrease of $2.0 million, or 22%. Of the decrease in cost of professional services revenue, the organic business decreased $2.6 million primarily due to a $1.7 million decrease in personnel and related cost, $0.5 million decrease in contractor fees, and $0.3 million decrease in employee operational bonus, most of which are the result of our planned operating efficiencies. The acquisitions we closed in 2014 and 2015 contributed an increase in cost primarily due to a $0.6 million increase to cost of professional services revenue. The primary component of cost of professional services revenue from the acquisitions was due to $0.4 million in personnel and related costs.
Operating Expenses
Sales and Marketing Expense

	Year Ended December 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Sales and marketing	$12,965	19%	$14,670	23%	$(1,705)	(12)%
Sales and marketing expense was $13.0 million in 2015, compared to $14.7 million in 2014, a decrease of $1.7 million, or 12%. Of the decrease in sales and marketing expense, $3.4 million was attributable to the organic business primarily due to a $1.5 million decrease in sales and solution consultant personnel and related cost, $0.6 million decrease in marketing program expense, $0.4 million decrease in sales commission expense, $0.4 million decrease in marketing trade show expense, and a $0.3 million decrease in bad debt expense, most of which are the result of our planned operating efficiencies. The acquisitions we closed in 2014 and 2015 contributed an increase of

$1.7 million in sales and marketing expense primarily due to $0.8 million in personnel and related costs, $0.3 million in sales commissions, $0.3 million in marketing programs, and $0.1 million in contractor fees.
Research and Development Expense

	Year Ended December 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Research and development:
Research and development	$15,778	23%	$26,165	41%	$(10,387)	(40)%
Refundable Canadian tax credits	(470)	(1)%	(1,094)	(2)%	624	(57)%
Total research and development	$15,308	22%	$25,071	39%	$(9,763)	(39)%
Research and development expense was $15.8 million in 2015, compared to $26.2 million in 2014, a decrease of $10.4 million, or 40%. In January 2014, we issued 1,803,574 shares of common stock in connection with an amendment of a technology services agreement with a related party and took a non-cash charge of $11.2 million. Our agreement with the related party is viewed as a fixed purchase commitment contract that obligates us to annual purchase commitments even if we do not take delivery of the contracted services. Since the amended agreement still requires payments for future services that we believe are not discounted from amounts charged to other customers, we believe the fair value of the common stock consideration provided to the related party to amend the agreement does not represent an asset and, accordingly, was expensed immediately. The remaining $1.1 million decrease in research and development expense for our organic business was primarily due to a decrease in personnel and related cost in the product development organization, most of which are the result of our planned operating efficiencies. The acquisitions we closed in 2014 and 2015 contributed a $1.9 million increase in research and development expense primarily due to $1.6 million in personnel and related cost largely for product development and quality assurance.
Refundable Canadian tax credits were $0.5 million in 2015 compared to $1.1 million in 2014, a decrease of $0.6 million, or 57%. This decrease is primarily due to the favorable Canadian Revenue Agency tax audit results that were recognized in the fourth quarter of 2014.
General and Administrative Expense

	Year Ended December 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
General and administrative	$18,201	26%	$13,561	21%	$4,640	34%
General and administrative expense was $18.2 million in 2015, compared to $13.6 million in 2014, an increase of $4.6 million, or 34%. Of the increase in general and administrative expenses, $2.5 million is from the organic businesses primarily due to a $1.9 million increase in personnel and related cost, $1.5 million increase in employee stock-based compensation expense, and $0.3 million increase in business insurance, all of which is primarily due to cost increases necessary to operate as a public company. The organic cost increases were partially offset by a $0.5 million decrease in facility and other office related costs, $0.5 million decrease in outsourced professional service fees, and $0.1 million decrease in recruiter fees, most of which are the result of our planned operating efficiencies. The remaining $2.1 million increase in general and administrative expense was attributable to the acquisitions we closed in 2014 and 2015 primarily due to personnel and related costs.

Depreciation and Amortization Expense

	Year Ended December 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$452	1%	$987	2%	$(535)	(54)%
Amortization	4,083	5%	3,323	5%	760	23%
Total depreciation and amortization	$4,534	6%	$4,310	7%	$224	5%
Depreciation and amortization expense was $4.5 million in 2015, compared to $4.3 million in 2014, an increase of $0.2 million, or 5%. The acquisitions we closed in 2014 and 2015 contributed a $0.9 million increase with the majority resulting from amortization of intangibles expense. The organic businesses realized a $0.7 million decrease in depreciation of equipment and other depreciable assets primarily due to planned operating efficiencies.
Acquisition-related Expense

	Year Ended December 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Acquisition-related expense	$2,455	4%	$2,186	3%	$269	12%
One-time acquisition-related expense was $2.5 million in 2015, compared to $2.2 million in 2014, an increase of $0.3 million, or 12%. The one-time acquisition-related expenses vary by acquisition and these costs are expensed as incurred such that the one-time acquisition-related expenses from our acquisition in late 2013 were expensed in both 2013 and 2014, such costs for our acquisitions in late 2014 were expensed in both 2014 and 2015, and much of the one-time acquisition-related expenses for our acquisition in late 2015 were expensed in 2015. As a result, year-over-year comparisons of these expenses are not necessarily meaningful due to their one-time nature.

Other Expense, net

	Year Ended December 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Other Expense:
Interest expense, net	$(1,858)	(3)%	$(1,951)	(3)%	$93	(5)%
Other income (expense), net	(544)	—%	101	—%	(645)	(639)%
Total other expense	$(2,402)	(3)%	$(1,850)	(3)%	$(552)	30%
Interest expense was $1.9 million in 2015, compared to $2.0 million for 2014, a decrease of $0.1 million, or 5%.
Other expense was $0.5 million in 2015, compared to other income of $0.1 million in 2014, an increase of $0.6 million, or 639%. The increase in other expense was primarily due to loss on foreign currency translation.

(Provision for) Benefit from Income Taxes

	Year Ended December 31,
	2015		2014		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
(Provision for) Benefit from Income Taxes	$(1,039)	(1)%	$78	—%	$(1,117)	(1,432)%
Provision for income taxes was $1.0 million in 2015, compared to the benefit from income taxes of $0.1 million in 2014, an increase in provision for income taxes of $1.1 million, or 1,432%. In 2015, we recorded income taxes that were principally attributable to state and foreign taxes, other than deferred taxes related to tax deductible goodwill. The foreign provision for income taxes in 2015 is attributable to net income generated in excess of net operating loss carryforwards and reduction of tax credit carryforwards in Canada. Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Code and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited. See Note 6 of the Notes to Consolidated Financial Statements for more information regarding our income taxes as they relate to foreign and domestic operations.

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

Cost of Revenue and Gross Margin

	Year Ended December 31,
	2014		2013		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$14,042	22%	$7,787	19%	$6,255	80%
Professional services	9,079	14%	5,680	14%	3,399	60%
Total cost of revenue	23,121	36%	13,467	33%	9,654	72%
Gross profit	$41,453	64%	$27,726	67%	$13,727	50%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$1,303	2%	$455	1%	$848	186%
Amortization	$1,844	3%	$1,185	3%	$659	56%
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

	Year Ended December 31,
	2014		2013		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Acquisition-related expense	$2,186	3%	$1,461	3%	$725	50%
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

Liquidity and Capital Resources
To date, we have financed our operations primarily through capital raising, both through private placements of preferred stock and common stock and sales of our common stock in our initial public offering, cash from operating activities, and to a lesser extent, borrowing under our loan facility and the issuance of seller notes. As of December 31, 2015, we had cash and cash equivalents of $18.5 million, $20.0 million of available borrowings under our loan facility, and $24.4 million of borrowings outstanding under our loan facility. See further discussion under the heading Loan Facility Note 7 to the audited consolidated financial statements included elsewhere in this Annual Report for further details.
On November 12, 2014, the Company completed its initial public offering, or IPO, of 3,846,154 shares of common stock, at a price of $12.00 per share, before underwriting discounts and commissions. The Company sold all of such shares. The IPO generated net proceeds of approximately $42.9 million, after deducting underwriting discounts and commissions. Expenses incurred by us for the IPO were approximately $4.1 million and were recorded against the proceeds received from the IPO. The Company has used, and plans to use, the proceeds to finance growth by investing in or acquiring complementary companies, products, or technologies, growing sales of its applications globally, and improving and enhancing its applications.
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(1,503)	$1,177	$(239)
Net cash used in investing activities	(9,411)	(7,078)	(28,565)
Net cash provided by (used in) financing activities	(1,221)	32,384	29,564
Effect of exchange rate fluctuations on cash	(380)	(198)	51
Change in cash and cash equivalents	(12,515)	26,285	811
Cash and cash equivalents, beginning of period	30,988	4,703	3,892
Cash and cash equivalents, end of period	$18,473	$30,988	$4,703
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
Our cash provided by operating activities for the year ended 2015 primarily reflects our net loss of $13.7 million, offset by non-cash expenses that included $8.5 million of depreciation and amortization, $0.2 million of deferred income taxes, $1.0 million of foreign currency re-measurement loss, $0.4 million of non-cash interest expense, and $2.7 million of non-cash stock compensation expense. Working capital sources of cash included a $0.7 million decrease in accounts receivable, a $1.9 million decrease in prepaids and other, and a $0.2 million increase in accounts payable. These sources of cash were offset by a $2.8 million decrease in accrued expenses and other liabilities and a $0.6 million decrease in deferred revenue.

Our cash provided by operating activities for the year ended 2014 primarily reflects our net loss of $20.1 million, offset by non-cash expenses that included a $11.2 million charge for the 1,803,574 shares of common stock issued to DevFactory, $7.5 million of depreciation and amortization, $0.6 million of non-cash interest expense, and $1.1 million of non-cash stock compensation expense. Working capital sources of cash included a $0.5 million decrease in prepaids and other assets, a $2.6 million increase in deferred revenue, and a $0.6 million increase in accounts payable. These sources of cash were offset by a $1.6 million increase in accounts receivable and a $0.9 million decrease in accrued expenses and other liabilities .
Our cash used in operating activities for fiscal 2013 primarily reflects our net loss of $9.2 million, offset by non-cash expenses that included $5.6 million of depreciation and amortization, $1.6 million of non-cash interest expense, and $0.5 million of non-cash stock compensation expense. Working capital sources of cash included $2.9 million decrease in accounts receivable and $2.2 million of increases in accrued expenses and other liabilities. These sources of cash were offset by a $1.6 million increase in prepaids and other, a $1.1 million decrease in accounts payable, and a $1.0 million decrease in deferred revenue. A substantial source of cash is provided as a result of invoicing for subscriptions in advance, which is recorded as deferred revenue, and is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of booked fees for our software subscriptions and support, which is amortized into revenue in accordance with our revenue recognition policy. We assess our liquidity, in part, through an analysis of new subscriptions booked, expected cash receipts on new and existing subscriptions, and our ongoing operating expense requirements.

Cash Flows from Investing Activities
Our primary investing activities have consisted of acquisitions of complementary technologies, products and businesses. As our business grows, we expect our primary investing activities to continue to further expand our family of software applications and infrastructure and support additional personnel. For fiscal 2015, 2014 and 2013 cash used in investing activities for business combinations consisted of $7.7 million, $6.2 million and $28.2 million, respectively. In addition, for fiscal 2015, 2014 and 2013, we used $1.0 million, $0.9 million and $0.3 million, respectively, for the purchases of property and equipment.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our operations as well as proceeds from debt obligations entered into to finance our operations. For fiscal 2015, cash provided by financing activities consisted primarily of $24.1 million in proceeds from debt, offset by $23.9 million for repayment of debt. For fiscal 2014, cash provided by financing activities consisted primarily of $38.8 million in proceeds from the issuance of common stock, net of issuance costs in our November, 2014 IPO and $5.7 million in proceeds from debt, offset by $10.9 million for repayment of debt. For fiscal 2013, cash provided by financing activities consisted primarily of $19.7 million in proceeds from the issuance of preferred stock and $28.0 million in proceeds from debt, offset by $17.5 million for repayment of debt.

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
As of December 31, 2015, there was (i) $0.0 million in U.S. revolving loans outstanding under the Credit Agreement, (ii) $0.0 million drawn on the Canadian revolving credit facility, (iii) $18.5 million in U.S. term loans outstanding under the Credit Agreement; and (iv) $5.9 million in Canadian term loans outstanding under the Credit Agreement.
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
Terms of Revolver
Loans under the Revolver are available up to the lesser of (i) $10.0 million (the “Maximum Revolver Amount”) or (ii) the result of (a) 0.80 multiplied by (subject to step-downs beginning June 30, 2016) of certain subsidiaries' recurring revenues on a trailing twelve month basis, minus (b) the outstanding balance of the Term Loans and any swing line loans made under the Credit Agreement (such amount, the “Credit Amount”). The Revolver provides a subfacility whereby Borrowers may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $0.5 million and $0.25 million, from the U.S & Canadian facilities, respectively. The aggregate amount of outstanding Letters of Credit are reserved against the credit availability under the Maximum Revolver Amount and the Credit Amount.
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
Lenders are entitled to a premium (the “Prepayment Premium”) in the event of certain prepayments of the loans in an amount equal to (i) from May 14, 2015 to May 14, 2016, 2.0% times the sum of (a) the Maximum Revolver Amount plus (b) the outstanding principal amount of the Term Loan and DDTL on the date immediately prior to the date of the prepayment (such sum, the “Prepayment Amount”) (ii) from May 14, 2016 to May 14, 2017, 1.0% times the Prepayment Amount and (iii) during the period from and after May 14, 2017 to the Maturity Date, 0.0% times the Prepayment Amount. The Company may also be subject to prepayment fees in the case of commitment reductions of the Revolver and also may be obligated to prepay loans upon the occurrence of certain events.
The Company is also obligated to pay other customary servicing fees, letter of credit fees and unused credit facility fees.
The Loan Facility contains customary affirmative and negative covenants. The negative covenants limit the ability of the Company and its subsidiaries to, among other things (in each case subject to customary exceptions for a credit facility of this size and type):

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
Termination of Prior Credit Agreements
On May 14, 2015, the Company terminated the U.S. Comerica Agreement and the Canadian Comerica Agreement. In conjunction with the terminations, the Company expensed unamortized deferred financing costs of $0.2 million.
Interest Rate and Financing Costs
Cash interest costs averaged 5.2% under the new Credit Agreement for the year ended December 31, 2015. In addition, the Company incurred $1.2 million of financing costs associated with the Credit Agreement in the year ended December 31, 2015. These financing costs will be amortized to non-cash interest expense over the term of the Credit Agreement.

Contractual Payment Obligations
The following table summarizes our future contractual obligations as of December 31, 2015 (in thousands):

Contractual Obligations	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt Obligations	24,874	1,750	2,500	20,624	—
Capital Lease Obligations	4,782	1,845	2,447	490	—
Operating Lease Obligations	5,229	1,874	2,410	944	—
Purchase Commitments	2,308	2,308
Total	37,193	7,778	7,357	22,058	—
Future debt maturities of long-term debt exclude debt discounts and consist of obligations under the Company's U.S. Loan Agreement, Canadian Loan Agreement, and seller notes.
The Company leases office space under operating leases that expire between 2015 and 2020. The company also leases computer equipment under capital leases.
The Company has an outstanding purchase commitment in 2016 for software development services pursuant to a technology services agreement in the amount of $2.3 million. The agreement has an initial term that expires on December 31, 2017, with an option for either party to renew annually for up to five years. For years after 2016, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2016 total revenues increase by 10% as compared to 2015 total revenues, then the 2017 purchase commitment will increase by approximately $230,000 from the 2016 purchase commitment amount to approximately $2.5 million.
The Company has a letter of credit for an office lease with a bank in the amount of $100,000.
Off-Balance Sheet Arrangements
During the years ended December 31, 2015, 2014, and 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Stock-Based Compensation
Stock options awarded to employees and directors are measured at fair value at each grant date. The Company accounts for stock-based compensation in accordance with authoritative accounting principles which require all share-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on their estimated fair value. Compensation expense is determined under the fair value method using the Black-Scholes option pricing model and recognized ratably over the period the awards vest. The Black-Scholes option pricing model used to compute share-based compensation expense requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term of each stock option, and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in the financial statements. The following table summarizes the weighted-average grant-date fair value of options granted in 2015, 2014, and 2013 and the assumptions used to develop their fair values. As there was no public market for its common stock prior to November 2014, the Company estimates the volatility of its common stock based on the volatility of publicly traded shares of comparable companies' common stock. The Company's decision to use the volatility of comparable stock was based upon the Company's assessment that this information is more representative of future stock price trends than the Company's historical volatility. The Company estimates the expected term using the simplified method, which calculates the expected term as the midpoint between the vesting date and the contractual termination date of each award. The dividend yield assumption is based on historical and expected future dividend payouts. The risk-free interest rate is based on observed market interest rates appropriate for the term of each options.

	Year Ended December 31,
	2015	2014	2013
Weighted average grant-date fair value of options	$3.01	$3.76	$0.91
Expected volatility	42.5% - 44.0%	54.1% - 55.2%	53.3%
Risk-free interest rate	1.7% - 1.9%	1.6% - 1.9%	1.6%
Expected life in years	5.93	6.29	6.29
Dividend yield	—	—	—
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
The Company evaluates the recoverability of goodwill using a two-step impairment process tested at the reporting unit level. The Company has one reporting unit for goodwill impairment purposes. In the first step, the fair value of the reporting unit is compared to the book value, including goodwill. In the case that the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities, excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statement of operations. No goodwill impairment charges were recorded during the years ended December 31, 2015, 2014, or 2013.
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
The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. The Company determined there was an impairment of the PowerSteering trade name of $1.1 million during 2013. There were no such impairments during 2015 and 2014.
Other Key Accounting Policies
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
Recent Accounting Pronouncements
In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued FASB ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the adoption of ASU 2014-09 and ASU 2015-14 will have on its financial statements as well as the timing and method of adoption.
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company has adopted this standard as of January 1, 2015 and such adoption did not have a significant effect on the Company's financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the requirement for an entity to separate deferred income taxes and liabilities into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2015-17 will have on its financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. The statement of operations impact is mitigated by having an offsetting liability in deferred revenue to partially or completely offset against the outstanding receivable if an account should become uncollectible. Our cash balances are kept in customary operating accounts, a portion of which are insured by the Federal Deposit Insurance Corporation, and uninsured money market accounts. The majority of our cash balances in money market accounts are with Wells Fargo, our lender under our loan facility. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We also have not used, nor do we intend to use, derivatives for trading or speculative purposes.
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
Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of December 31, 2015, we had a principal balance of $18.5 million under our U.S. Loan Agreement and $5.9 million under our Canadian Loan Agreement. As of December 31, 2014, we had a principal balance of $16.5 million under our U.S. Loan Agreement and $0.4 million under our Canadian Loan Agreement.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $1.3 million for the year ended December 31, 2015. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
UPLAND SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Upland Software, Inc.
We have audited the accompanying consolidated balance sheets of Upland Software, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Upland Software, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Austin, Texas
March 30, 2016

Upland Software, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$18,473	$30,988
Accounts receivable, net of allowance of $581 and $890 at December 31, 2015 and 2014, respectively	13,972	14,559
Prepaid and other	2,603	2,069
Total current assets	35,048	47,616
Canadian tax credits receivable	2,018	3,959
Property and equipment, net	6,001	3,930
Intangible assets, net	31,526	34,751
Goodwill	47,422	45,146
Other assets	399	284
Total assets	$122,414	$135,686
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,548	$2,258
Accrued compensation	2,441	2,372
Accrued expenses and other	5,173	4,304
Deferred revenue	19,931	21,182
Due to seller	2,409	4,365
Current maturities of notes payable (includes unamortized discount of $250 and $38 at December 31, 2015 and 2014, respectively, based on imputed interest rate of 6.6%)	1,500	10,964
Total current liabilities	34,002	45,445
Commitments and contingencies (Note 9)
Canadian tax credit liability to sellers	368	1,616
Notes payable, less current maturities (includes unamortized discount of $758 and $117 at December 31, 2015 and 2014, respectively, based on imputed interest rate of 6.6%)	22,366	12,327
Deferred revenue	8	194
Noncurrent deferred tax liability, net	2,818	3,006
Other long-term liabilities	2,582	1,701
Total liabilities	62,144	64,289
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 15,746,288 and 15,249,118 shares issued and outstanding as of December 31, 2015 and 2014 respectively	2	2
Additional paid-in capital	112,447	108,337
Accumulated other comprehensive loss	(3,289)	(1,716)
Accumulated deficit	(48,890)	(35,226)
Total stockholders’ equity	60,270	71,397
Total liabilities and stockholders’ equity	$122,414	$135,686
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Operations

(in thousands, except share and per share amounts)	Year Ended December 31,
	2015	2014	2013
Revenue:
Subscription and support	$57,193	$48,625	$30,887
Perpetual license	2,805	2,787	2,003
Total product revenue	59,998	51,412	32,890
Professional services	9,913	13,162	8,303
Total revenue	69,911	64,574	41,193
Cost of revenue:
Subscription and support	19,586	14,042	7,787
Professional services	7,085	9,079	5,680
Total cost of revenue	26,671	23,121	13,467
Gross profit	43,240	41,453	27,726
Operating expenses:
Sales and marketing	12,965	14,670	10,625
Research and development	15,778	26,165	10,340
Refundable Canadian tax credits	(470)	(1,094)	(583)
General and administrative	18,201	13,561	6,832
Depreciation and amortization	4,534	4,310	3,670
Acquisition-related expenses	2,455	2,186	1,461
Total operating expenses	53,463	59,798	32,345
Loss from operations	(10,223)	(18,345)	(4,619)
Other expense:
Interest expense, net	(1,858)	(1,951)	(2,797)
Other income (expense), net	(544)	101	(431)
Total other expense	(2,402)	(1,850)	(3,228)
Loss before provision for income taxes	(12,625)	(20,195)	(7,847)
Provision for income taxes	(1,039)	78	(708)
Loss from continuing operations	(13,664)	(20,117)	(8,555)
Income (loss) from discontinued operations, net of tax of $0, $0, and $642 for 2015, 2014, and 2013, respectively	—	—	(642)
Net loss	$(13,664)	$(20,117)	$(9,197)
Preferred stock dividends and accretion	—	(1,524)	(98)
Net loss attributable to common shareholders	$(13,664)	$(21,641)	$(9,295)
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(0.91)	$(4.43)	$(7.23)
Income (loss) from discontinued operations per common share, basic and diluted	$—	$—	$(0.54)
Net loss per common share, basic and diluted	$(0.91)	$(4.43)	$(7.77)
Weighted-average common shares outstanding, basic and diluted	14,939,601	4,889,901	1,196,668
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Comprehensive Loss

(in thousands)	Year Ended December 31,
	2015	2014	2013
Net loss	$(13,664)	$(20,117)	$(9,197)
Foreign currency translation adjustment	(1,573)	(943)	(669)
Comprehensive loss	$(15,237)	$(21,060)	$(9,866)
See accompanying notes.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2012	1,695,720	$—	$—	$(104)	$(4,075)	$(4,179)
Issuance of common stock in business combination	155,599	—	275	—	—	275
Accretion of preferred stock	—	—	(47)	—	—	(47)
Preferred stock dividends	—	—	(51)	—	—	(51)
Stock-based compensation	—	—	98	—	—	98
Distribution associated with spin-off	—	—	(275)	—	(1,837)	(2,112)
Foreign currency translation adjustment	—	—	—	(669)	—	(669)
Net loss	—	—	—	—	(9,197)	(9,197)
Balance at December 31, 2013	1,851,319	—	—	(773)	(15,109)	(15,882)
Issuance of common stock upon conversion of preferred stock	6,834,476	1	52,312	—	—	52,313
Issuance of common stock in initial public offering	3,846,154	1	38,845	—	—	38,846
Issuance of common stock to related party (Note 17)	1,803,574	—	11,219	—	—	11,219
Issuance of common stock in business combination	577,486	—	6,146	—	—	6,146
Issuance of restricted stock	335,673	—	—	—	—	—
Exercise of stock options	436	—	1	—	—	1
Accretion of preferred stock	—	—	(70)	—	—	(70)
Preferred stock dividends	—	—	(1,454)	—	—	(1,454)
Stock-based compensation	—	—	729	—	—	729
Conversion of warrants from preferred to common	—	—	609	—	—	609
Foreign currency translation adjustment	—	—	—	(943)	—	(943)
Net loss	—	—	—	—	(20,117)	(20,117)
Balance at December 31, 2014	15,249,118	2	108,337	(1,716)	(35,226)	71,397
Issuance of common stock in business combination	233,679	—	1,386	—	—	1,386
Issuance of stock under Company plans, net of shares withheld for tax	263,491	—	27	—	—	27
Issuance of stock, net of issuance costs	—	—	(44)	—	—	(44)
Stock-based compensation	—	—	2,741	—	—	2,741
Other comprehensive loss	—	—	—	(1,573)	—	(1,573)
Net loss	—	—	—	—	(13,664)	(13,664)
Balance at December 31, 2015	15,746,288	$2	$112,447	$(3,289)	$(48,890)	$60,270
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(13,664)	$(20,117)	$(9,197)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,451	7,457	5,595
Deferred income taxes	207	(295)	(104)
Foreign currency re-measurement loss	981	—	—
Non-cash interest and other expense	376	589	1,585
Non-cash stock compensation expense	2,741	1,077	498
Stock-based compensation—related party vendor	—	11,220	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	741	(1,579)	2,941
Prepaids and other	1,873	484	(1,617)
Accounts payable	157	639	(1,113)
Accrued expenses and other liabilities	(2,796)	(924)	2,176
Deferred revenue	(570)	2,626	(1,003)
Net cash provided by (used in) operating activities	(1,503)	1,177	(239)
Investing activities
Purchase of property and equipment	(956)	(861)	(263)
Purchase of customer relationships	(791)	—	—
Purchase business combinations, net of cash acquired	(7,664)	(6,217)	(28,175)
Cash included in distribution of spin-off	—	—	(127)
Net cash provided by (used in) investing activities	(9,411)	(7,078)	(28,565)
Financing activities
Payments on capital leases	(1,020)	(541)	(351)
Proceeds from notes payable, net of issuance costs	24,083	5,685	28,036
Payments on notes payable	(23,907)	(10,910)	(17,516)
Issuance of preferred stock, net of issuance costs	—	(97)	19,716
Issuance of common stock, net of issuance costs	(18)	38,846	—
Additional consideration paid to sellers of businesses	(359)	(599)	(321)
Net cash provided by (used in) financing activities	(1,221)	32,384	29,564
Effect of exchange rate fluctuations on cash	(380)	(198)	51
Change in cash and cash equivalents	(12,515)	26,285	811
Cash and cash equivalents, beginning of period	30,988	4,703	3,892
Cash and cash equivalents, end of period	$18,473	$30,988	$4,703
Supplemental disclosures of cash flow information
Cash paid for interest	$1,523	$1,382	$1,221
Cash paid for taxes	$314	$252	$287
Noncash investing and financing activities
Notes payable issued to sellers in business combination	$—	$—	$3,500
Equipment acquired pursuant to capital lease obligations	$3,428	$1,572	$649
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
2. Summary of Significant Accounting Policies
Basis of Presentation
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to confirm to the current period presentation.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include allowance for doubtful accounts, stock-based compensation, acquired intangible assets, the useful lives of intangible assets and property and equipment, and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from those estimates.
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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$890	$454	$321
Provision	412	829	725
Acquisitions	—	400	295
Writeoffs, net of recoveries	(721)	(793)	(887)
Balance at end of year	$581	$890	$454

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues or more than 10% of accounts receivable in the years ended December 31, 2015, 2014, or 2013.
Property and Equipment
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over each asset’s useful life. Leasehold improvements are amortized over the shorter of the lease term or of the estimated useful lives of the related assets. Upon retirement or disposal, the cost of each asset and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs, maintenance, and minor replacements are expensed as incurred. The estimated useful lives of property and equipment are as follows:

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
The Company evaluates the recoverability of goodwill using a two-step impairment process tested at the reporting unit level. The Company has one reporting unit for goodwill impairment purposes. In the first step, the fair value of the reporting unit is compared to the book value, including goodwill. In the case that the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities, excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statement of operations. No goodwill impairment charges were recorded during the years ended December 31, 2015, 2014, or 2013.
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
The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. The Company determined there was an impairment of the PowerSteering trade name of $1.1 million during 2013. There were no such impairments during 2015 and 2014.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine whether impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or net realizable value. No indicators of impairment were identified during the years ended December 31, 2015, 2014, or 2013.
Software Development Costs
Software development costs are expensed as incurred until the point the Company establishes technological feasibility. Technological feasibility is established upon the completion of a working model. Costs incurred by the Company between establishment of technological feasability and the point at which the product is ready for general release are capitalized, subject to their recoverability, and amortized over the economic life of the related products. Because the Company believes its current process for developing its software products essentially results in the completion of a working product concurrent with the establishment of technological feasibility, no software development costs have been capitalized to date. There were no software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software.
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
Deferred Financing Costs

The Company capitalizes underwriting, legal, and other direct costs incurred related to the issuance of debt, which are recorded as deferred charges and amortized to interest expense over the term of the related debt using the effective interest rate method. Upon the extinguishment of the related debt, any unamortized capitalized deferred financing costs are recorded to interest expense. In 2014, the Company wrote off approximately $0.4 million of deferred financing costs associated with a financing facility no longer required after the initial public offering. In 2013, the Company wrote off approximately $0.2 million of deferred financing costs in connection with the refinancing of its debt facility. In 2015, the Company wrote off approximately $0.2 million of deferred financing costs associated with its Comerica facility replaced by the new Wells Fargo facility.
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
Messaging-related Revenue
The Company recognizes subscription revenue for its digital engagement application which provides short code connectivity for its two-way SMS programs and campaigns. The Company evaluates whether it is appropriate to recognize revenue based on the gross amount billed to its customers for these services.  Since the Company is primarily obligated in these transactions, has latitude in establishing prices associated with its messaging program management services, is responsible for fulfillment of the transaction, and has credit risk, revenue is recorded on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, the Company places the most weight on the analysis of whether or not it is the primary obligor in the arrangement.
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
Customer Relationship Acquisition Costs
Costs associated with the acquisition or origination of customer relationships are capitalized as customer relationship assets as incurred and amortized over the life of the acquired contracts.
Advertising Costs
Advertising costs are expensed in the period incurred. Advertising expenses included in sales and marketing expense were $347,000 $283,000 and $175,000 for the years ended December 31, 2015, 2014, or 2013, respectively. Advertising costs are recorded in sales and marketing expenses in the accompanying consolidated statement of operations.
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
Stock-Based Compensation
Stock options awarded to employees and directors are measured at fair value at each grant date. The Company accounts for stock-based compensation in accordance with authoritative accounting principles which require all share-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on their estimated fair value. Compensation expense is determined under the fair value method using the Black-Scholes option pricing model and recognized ratably over the period the awards vest. The Black-Scholes option pricing model used to compute share-based compensation expense requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term of each stock option, and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in the financial statements. The following table summarizes the weighted-average grant-date fair value of options granted in 2015, 2014, and 2013 and the assumptions used to develop their fair values. As there was no public market for its common stock prior to November 2014, the Company estimates the volatility of its common stock based on the volatility of publicly traded shares of comparable companies' common stock. The Company's decision to use the volatility of comparable stock was based upon the Company's assessment that this information is more representative of future stock price trends than the Company's historical volatility. The Company estimates the expected term using the simplified method, which calculates the expected term as the midpoint between the vesting date and the contractual termination date of each award. The dividend yield assumption is based on historical and expected future dividend payouts. The risk-free interest rate is based on observed market interest rates appropriate for the term of each options.

	Year Ended December 31,
	2015	2014	2013
Weighted average grant-date fair value of options	$3.01	$3.76	$0.91
Expected volatility	42.5% - 44.0%	54.1% - 55.2%	53.3%
Risk-free interest rate	1.7% - 1.9%	1.6% - 1.9%	1.6%
Expected life in years	5.93	6.29	6.29
Dividend yield	—	—	—
Comprehensive Loss
The Company utilizes the guidance in Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss comprises net loss and cumulative foreign currency translation adjustments. The accumulated comprehensive loss as of December 31, 2015, 2014, and 2013 was due to foreign currency translation adjustments.
Foreign Currency Transactions
Results of operations for foreign subsidiaries are translated in United State dollars using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in the statements of operations and include the impact of revaluation of certain foreign currency denominated net assets or liabilities held internationally. For the years ended December 31, 2015, 2014, and 2013, foreign currency transaction losses were $515,000, $2,000 and $550,000, respectively.
Basic and Diluted Net Loss per Common Share
The Company uses the two-class method to compute net loss per common share because the Company has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings of the Company. The two-class method requires earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. Holders of the Company’s Series A, B, B-1, B-2 and C preferred stock are entitled, on a pari passu basis, to receive dividends when, as, and if declared by the board of directors, prior and in preference to any declaration or payment of any dividend on the common stock until such time as the total dividends paid on each share of Series A, B, B-1, B-2 and C preferred stock is equal to the original issue price of the shares. As a result, all series of the Company’s preferred stock are considered participating securities. All of the outstanding preferred stock was converted to common stock upon the Company's initial public offering in November 2014.
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2015, 2014, and 2013, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.
Recent Accounting Pronouncements
In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued FASB ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the adoption of ASU 2014-09 and ASU 2015-14 will have on its financial statements.
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years, with early adoption permitted. The Company has adopted this standard as of January 1, 2015 and such adoption did not have a significant effect on the Company's financial statements.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the requirement for an entity to separate deferred income taxes and liabilities into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2015-17 will have on its financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core change with ASU 2016-2 is the requirement for the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its financial statements.

3. Acquisitions
2013 Acquisitions
On May 16, 2013, the Company acquired 100% of the outstanding capital of FileBound Solutions, Inc. and Marex Group, Inc. (together FileBound) for total purchase consideration of $14.7 million, which includes cash at closing of $182,000, notes payable to the seller of $3,500,000 (at present rate) and 106,572 shares of the Company’s series B-1 preferred stock with a fair value of $624,000. FileBound provides cloud-based enterprise content management software products that enable customers to automate document-based workflows and control access and distribution of their content to boost productivity, encourage collaboration and improve compliance. Revenues recorded since the acquisition date for the year ended December 31, 2013 were approximately $4,959,000.
On November 7, 2013, the Company acquired 100% of the outstanding interest of ComSci, LLC. (ComSci) for total purchase consideration of $7.6 million, which includes cash at closing of $104,000, 155,599 shares of the Company’s common stock, 155,598 shares of the company’s B-2 preferred stock with a fair value of $949,000, and $750,000 to be paid in November 2014. ComSci provides cloud-based financial management software products that enable organizations to have visibility into the cost, quality, and value of internal services delivered within their organizations. Revenues recorded since the acquisition date for the year ended December 31, 2013 were approximately $937,000.
On December 23, 2013, the Company acquired 100% of the outstanding capital of Clickability, Inc. (Clickability) for total purchase consideration of $12.3 million. Clickability provides cloud-based enterprise content management software products that are used by enterprise marketers and media companies to create, maintain and deliver web sites that shape visitor experiences and empower nontechnical staff to create, manage, publish, analyze and refine content and social media assets without IT intervention. For accounting purposes, the acquisition of Clickability was recorded on December 31, 2013 and, accordingly, the operations of Clickability had no impact on the Company’s statement of operations. The operations of Clickability from

December 23, 2013 to December 31, 2013 were not material.
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
2015 Acquisitions
On November 13, 2015, the Company acquired 100% of the outstanding capital of Ultriva, Inc. (Ultriva) for total purchase consideration of $7.2 million, which includes cash of $5.6 million, net of $0.4 million of cash acquired, 179,298 shares of the Company’s common stock with a fair value of $1.4 million, and an additional $200,000 in shares of common stock, subject to indemnification claims, one year from the date of the acquisition. Ultriva provides cloud-based supply chain work management software. Revenues recorded since the acquisition date for the year ended December 31, 2015 were approximately $0.5 million.

The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of operations of the acquisitions are included in the Company’s consolidated results of operations beginning with the date of the acquisition. The purchase price allocations for the 2015 acquisitions are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts, including an analysis of acquired accounts receivable, accrued expenses and deferred revenue balances. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to finalize its purchase price allocations in mid-2016.
The following condensed table presents the acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions (in thousands):

	Ultriva	Solution Q	Mobile Commons	FileBound	ComSci	Clickability
Year Acquired	2015	2014	2014	2013	2013	2013

Cash	$383	$352	$286	$182	$104	$—
Accounts receivable	737	893	1,242	1,940	951	1,773
Other current assets	41	24	147	153	47	297
Canadian tax credit receivable	—	71	—	—	—	—
Property and equipment	16	28	54	927	61	1,519
Customer relationships	1,820	2,230	1,620	3,600	2,000	4,400
Trade name	140	100	130	320	180	250
Technology	960	540	1,150	2,040	810	2,500
Goodwill	4,700	5,206	7,244	7,188	3,851	3,401
Other assets	32	14	47	21	8	—
Total assets acquired	8,829	9,458	11,920	16,371	8,012	14,140
Accounts payable	(197)	(52)	(313)	(113)	(260)	(154)
Accrued expense and other	(284)	(223)	(463)	(266)	(106)	(100)
Deferred tax liabilities	—	(428)	—	—	—	—
Deferred revenue	(760)	(2,242)	(144)	(1,342)	(78)	(1,605)
Canadian tax credit liability to seller	—	(39)	—	—	—	—
Total liabilities assumed	(1,241)	(2,984)	(920)	(1,721)	(444)	(1,859)
Total consideration	$7,588	$6,474	$11,000	$14,650	$7,568	$12,281
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
Goodwill for FileBound, and ComSci is deductible for tax purposes.
4. Fair Value Measurements
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout consideration liability	$—	$—	$500	$500

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout consideration liability	$—	$—	$500	$500

In November 2014, the outstanding warrants were converted to preferred stock, then the preferred stock was converted to common stock and the fair value of the corresponding liability was reclassed to additional paid-in capital. The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

Ending balance at December 31, 2013	$525
Change in fair value of preferred stock warrants	83
Conversion of preferred stock warrants to common warrants and to common stock	(608)
Earnout consideration liability	500
Ending balance at December 31, 2014	500
Ending balance at December 31, 2015	$500
The fair value of the earnout consideration was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration.
Debt
The Company believes the carrying value of its long-term debt at December 31, 2015 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.”
The estimated fair value of our debt at December 31, 2015 and 2014 is $24,874 and $23,446, respectively,  based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.

5. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for each of the two years ended December 31, 2015 are summarized in the table below (in thousands):

Balance at December 31, 2013	$33,630
Acquired in business combinations	12,313
Foreign currency translation adjustment	(797)
Balance at December 31, 2014	$45,146
Acquired in business combinations	4,700
Adjustment due to finalization of 2014 business combination	(120)
Foreign currency translation adjustment	(2,304)
Balance at December 31, 2015	$47,422
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions purchases and from acquisitions of customer relationships. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2015
Customer relationships	1-10	$31,848	$9,054	$22,794
Trade name	1-3	2,909	2,476	433
Developed technology	4-7	13,808	5,509	8,299
Total intangible assets		$48,565	$17,039	$31,526

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2014
Customer relationships	10	$30,053	$5,813	$24,240
Trade name	1-3	2,812	2,027	785
Developed technology	4-7	13,305	3,579	9,726
Total intangible assets		$46,170	$11,419	$34,751
The following table summarizes the Company’s weighted-average amortization period, in total and by major finite-lived intangible asset class, by acquisition during the year ended December 31 (in years):

	2015	2014
Customer relationships	9.3	9.7
Trade name	2.9	2.8
Developed technology	6.4	6.4
Total weighted-average amortization period	8.1	8.4

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. In 2013, management changed its intention to use the PowerSteering trade name on a Company-wide basis and, accordingly, changed the useful life of such trade name from indefinite to a definite life of three years. As a result, the Company recorded an amortization charge of $1.1 million in 2013 related to the PowerSteering trade name. Management has determined there have been no other indicators of impairment or change in the useful life during the years ended December 31, 2015, 2014, and 2013. Total amortization expense was $6.1 million, $5.2 million, and $4.8 million during the years ended December 31, 2015, 2014, and 2013, respectively.
Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
2016	$6,626
2017	5,537
2018	5,228
2019	4,389
2020	3,394
2021 and thereafter	6,352
Total	$31,526

6. Income Taxes
The Company's loss from continuing operations before income taxes for the years ended December 31, was as follows (in thousands):

	2015	2014	2013
Income (loss) before provision for income taxes:
United States	$(13,254)	$(18,455)	$(9,267)
Foreign	629	(1,740)	1,420
	$(12,625)	$(20,195)	$(7,847)
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	2015	2014	2013
Current
Federal	$—	$—	$—
State	(100)	54	18
Foreign	932	163	1,136
Total Current	$832	$217	$1,154

Deferred
Federal	$293	$300	$(417)
State	31	10	(67)
Foreign	(117)	(605)	38
Total Deferred	207	(295)	(446)
	$1,039	$(78)	$708

As of December 31, 2015, the Company had federal net operating loss carryforwards of approximately $70 million. and research and development credit carryforwards of approximately $1.2 million. The net operating loss and credit carryforwards will expire beginning in 2017, if not utilized. Utilization of the net operating losses and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation will result in the expiration of approximately $16.2 million of net operating losses and $0.8 million of credit carryforwards before utilization.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Current deferred tax assets:
Accrued expenses and allowances	$793	$733
Deferred revenue	671	549
Other	22	62
Valuation allowance for current deferred tax assets	(1,183)	(964)
Net current deferred tax assets	303	380
Noncurrent deferred tax assets:
Intangible assets		—
Stock compensation	582	350
Net operating loss and tax credit carryforwards	20,871	16,755
Other	174	61
Valuation allowance for noncurrent deferred tax assets	(17,324)	(12,143)
Net noncurrent deferred tax assets	$4,303	$5,023
Deferred tax liabilities:
Current deferred tax liabilities:
Prepaid expenses	$(1)	$(1)
Total current deferred tax liabilities	(1)	(1)
Noncurrent deferred tax liabilities:
Stock compensation	—	—
Capital expenses	(2)	(202)
Intangible assets	(6,481)	(7,217)
Goodwill	(561)	(252)
Tax credit carryforwards	(379)	(737)
Total noncurrent deferred tax liabilities	(7,423)	(8,408)
Net current deferred tax asset	$302	$379
Net noncurrent deferred tax liability	$(3,120)	$(3,385)
Net deferred taxes	$(2,818)	$(3,006)
Due to the uncertainty surrounding the timing of realizing the benefits of its domestic favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its domestic net deferred tax asset, exclusive of goodwill. During the year ended December 31, 2015 and 2014, the valuation allowance increased by approximately $5.4 million and $7.5 million, respectively, due primarily to operations and acquisitions.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

	2015	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.5	3.5	4.3
Tax credits	(0.2)	(1.1)	(5.3)
Effect of foreign operations	(2.2)	0.1	2.0
Stock compensation	(2.9)	—	—
Permanent items and other	(3.3)	(1.7)	(13.7)
Tax carryforwards not benefited	(37.1)	(34.4)	(30.3)
	(8.2)%	0.4%	(9.0)%
Under ASC 740-10, Income Taxes - Overall, the Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. The Company has determined it has the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2015. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months. To the extent the Company is required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability, (in thousands).
In the fourth quarter of 2015, the Company recorded approximately $399,000 of additional income tax expense for tax matters that related to prior periods. The Company has concluded that the correction of the error in prior period amounts is not material to the current period or any previously reported periods.

Balance at January 1, 2013	$70
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(7)
Settlements	—
Balance at December 31, 2013	$63
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(10)
Settlements	—
Balance at December 31, 2014	$53
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	568
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2015	$621
Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not materially impact the Company’s effective tax rate. If the Company were to recognize unrecognized tax benefits as of December 31, 2015, $399,000 would impact the effective tax rate.
The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2012 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2011.  The Company is not currently under audit for federal, state or any foreign jurisdictions.
7. Debt
Long-term debt consisted of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Senior secured loans (includes unamortized discount of $1,008 and $155 at December 31, 2015 and December 31, 2014, respectively, based on imputed interest rate of 6.6%)	$23,366	$16,791
Revolving credit facility	—	3,000
Seller notes due 2015	—	3,000
Seller notes due 2016	500	500
	23,866	23,291
Less current maturities	(1,500)	(10,964)
Total long-term debt	$22,366	$12,327
Loan and Security Agreements
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
As of December 31, 2015, there was (i) $0.0 million in U.S. revolving loans outstanding under the Credit Agreement, (ii) $0.0 million drawn on the Canadian revolving credit facility, (iii) $18.5 million in U.S. term loans outstanding under the Credit Agreement; and (iv) $5.9 million in Canadian term loans outstanding under the Credit Agreement.
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
Terms of Revolver
Loans under the Revolver are available up to the lesser of (i) $10.0 million (the “Maximum Revolver Amount”) or (ii) the result of (a) 0.80 multiplied by (subject to step-downs beginning June 30, 2016) of certain subsidiaries' recurring revenues on a trailing twelve month basis, minus (b) the outstanding balance of the Term Loans and any swing line loans made under the Credit Agreement (such amount, the “Credit Amount”). The Revolver provides a subfacility whereby Borrowers may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $0.5 million and $0.25 million, from the U.S & Canadian facilities, respectively. The aggregate amount of outstanding Letters of Credit are reserved against the credit availability under the Maximum Revolver Amount and the Credit Amount.
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
Lenders are entitled to a premium (the “Prepayment Premium”) in the event of certain prepayments of the loans in an amount equal to (i) from May 14, 2015 to May 14, 2016, 2.0% times the sum of (a) the Maximum Revolver Amount plus (b) the outstanding principal amount of the Term Loan and DDTL on the date immediately prior to the date of the prepayment (such sum, the “Prepayment Amount”) (ii) from May 14, 2016 to May 14, 2017, 1.0% times the Prepayment Amount and (iii) during the period from and after May 14, 2017 to the Maturity Date, 0.0% times the Prepayment Amount. The Company may also be subject to prepayment fees in the case of commitment reductions of the Revolver and also may be obligated to prepay loans upon the occurrence of certain events.
The Company is also obligated to pay other customary servicing fees, letter of credit fees and unused credit facility fees.
The Loan Facility contains customary affirmative and negative covenants. The negative covenants limit the ability of the Company and its subsidiaries to, among other things (in each case subject to customary exceptions for a credit facility of this size and type):

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
Termination of Prior Credit Agreements
On May 14, 2015, the Company terminated the U.S. Comerica Agreement and the Canadian Comerica Agreement. In conjunction with the terminations, the Company expensed unamortized deferred financing costs of $0.2 million.
Interest Rate and Financing Costs
Cash interest costs averaged 5.2% under the new Credit Agreement for the year ended December 31, 2015. In addition, the Company incurred $1.2 million of financing costs associated with the Credit Agreement in the year ended December 31, 2015. These financing costs will be amortized to non-cash interest expense over the term of the Credit Agreement.
Seller Notes
In May 2013, the Company issued seller notes payable in connection with the acquisition of FileBound. The notes have an aggregate principal amount of $3.5 million with 5% stated interest. $3.0 million of the notes were paid in May 2015 and $500,000 of the notes are due in May 2016.

Debt Maturities
Future debt maturities of long-term debt excluding debt discounts at December 31, 2015 are as follows, (in thousands):

Year ending December 31:
2016	$1,750
2017	1,250
2018	1,250
2019	1,250
2020	19,374
Thereafter	—
$24,874
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
8. Net Loss Per Share
The following table sets for the computations of loss per share (in thousands, except share and per share amounts):

	December 31,
	2015	2014	2013
Numerators:
Loss from continuing operations attributable to common stockholders	$(13,664)	$(20,117)	$(8,555)
Income (loss) from discontinued operations attributable to common stockholders	—	—	(642)
Preferred stock dividends and accretion	—	(1,524)	(98)
Net loss attributable to common stockholders	$(13,664)	$(21,641)	$(9,295)
Denominator:
Weighted–average common shares outstanding, basic and diluted	14,939,601	4,889,901	1,196,668
Loss from continuing operations per share, basic and diluted	$(0.91)	$(4.43)	$(7.23)
Loss from discontinued operations per share, basic and diluted	—	—	(0.54)
Net loss per common share, basic and diluted	$(0.91)	$(4.43)	$(7.77)
Due to the net losses for the years ended December 31, 2015, 2014, and 2013, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents:

	December 31,
	2015	2014	2013
Redeemable convertible preferred stock:
Series A preferred stock	—	—	2,821,181
Series B preferred stock	—	—	1,701,909
Series B–1 preferred stock	—	—	237,740
Series B–2 preferred stock	—	—	155,598
Series C preferred stock	—	—	1,918,048
Stock options	778,385	665,216	357,991
Restricted stock	513,943	438,939	240,280
Total anti–dilutive common share equivalents	1,292,328	1,104,155	7,432,747

9. Commitments and Contingencies
Operating Leases
The Company leases office space under operating leases that expire between 2016 and 2020.
Future minimum lease payments under operating and capital lease obligations are as follows (in thousands):

	Capital Leases	Operating Leases	Purchase Commitments
2016	$1,845	$1,874	$2,308
2017	1,378	1,439	—
2018	1,069	972	—
2019	477	733	—
2020	13	211	—
Thereafter	—	—	—
Total minimum lease payments	4,782	$5,229	$2,308
Less amount representing interest	(549)
Present value of capital lease obligations	4,233
Less current portion of capital lease obligations	(1,654)
Long-term capital lease obligations	$2,579
The Company has an outstanding purchase commitment in 2016 for software development services pursuant to a technology services agreement in the amount of $2.3 million. The agreement has an initial term that expires on December 31, 2017, with an option for either party to renew annually for up to five years. For years after 2016, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2016 total revenues increase by 10% as compared to 2015 total revenues, then the 2017 purchase commitment will increase by approximately $230,000 from the 2016 purchase commitment amount to approximately $2.5 million.
Total rent expense for the years ended December 31, 2015, 2014, and 2013 were approximately $2.1 million, $1.9 million, and $0.8 million, respectively. The current and long-term portion of capital lease obligations are recorded in other current liabilities and other long-term liabilities line items on the balance sheet, respectively. Capital lease agreements are generally for four years and contain a bargain purchase option at the end of the lease term.
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations of the Company.
10. Property and Equipment, Net
Property and equipment consisted of the following (in thousands) at:

	December 31, 2015	December 31, 2014
Equipment (including equipment under capital lease of $6,199 and $3,028, respectively)	$11,599	$7,712
Furniture and fixtures (including furniture under capital lease of $143 and $0 at December 31, 2015 and 2014, respectively)	484	502
Leasehold improvements	819	574
Accumulated depreciation (including for equipment and furniture under capital lease of $2,218 and $1,194 at December 31, 2015 and 2014, respectively)	(6,901)	(4,858)
Property and equipment, net	$6,001	$3,930
Amortization of assets recorded under capital leases is included with depreciation expense. Depreciation and amortization expense on property and equipment was $2.3 million, $2.3 million and $791,000 for the years ended December 31, 2015, 2014, and 2013, respectively. The Company recorded no impairment of property and equipment and recorded no gains or losses on the disposal of property and equipment during the years ended December 31, 2015, 2014, and 2013.
11. Stockholders' Equity
Common Stock
All share and per share information for all periods presented has been adjusted to reflect the effect of a 6.099-for-one reverse stock split in November 2014. Our certificate of incorporation authorizes shares of stock as follows: 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.0001 per share.
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

•
In November 2015, the Company agreed to issue 179,298 shares of common stock valued at approximately $1,388,000 in connection with the acquisition of Ultriva. In addition, the company issued 45,767 shares of common stock to an employee valued at approximately $0.4 million. The restricted stock has restrictions which vest at three different events during the year following the acquisition. The grant-date fair value of the shares is recognized over the requisite vesting period. If vesting periods are not achieved, the shares will be forfeited by the respective employee.

Stock Compensation Plans
The Company maintains two stock-based compensation plans, the 2010 Stock Option Plan (the “2010 Plan”) and the 2014 Stock Option Plan (the “2014 Plan”), which are described below.
2010 Plan
At December 31, 2015, there were 383,073 options outstanding under the 2010 Plan. Following the effectiveness of the Company’s 2014 Plan (the "2014 Plan") in November 2014, no further awards have been made under the 2010 Plan, although each option previously granted under the 2010 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2010 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2010 Plan instead will be available for issuance under the 2014 Plan.

2014 Plan
In November 2014, the Company adopted the 2014 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The 2014 Plan also provides for the automatic grant of option awards to our non-employee directors. As of December 31, 2015, there were 395,312 options outstanding under the 2014 Plan and shares of common stock reserved for issuance under the 2014 Plan consist of 184,513 shares of common stock. In addition, the number of shares available for issuance under the 2014 Plan will be increased annually in an amount equal to the least of (i) 4% of the outstanding Shares on the last day of the immediately preceding Fiscal Year or (ii) such number of Shares determined by the Board. At December 31, 2015, there were 195,834 restricted stock units outstanding under the 2014 Plan.
Shares issued upon any stock option exercise under the 2010 Plan or 2014 Plan will be issued from the Company's authorized but unissued shares.
Stock Option Activity
A summary of the Company’s stock option activity under all Plans is as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Life (In Years)	Weighted- Average Fair Value per Share
Outstanding at December 31, 2012	187,622	$1.04	9.65	$0.67
Options granted	191,045	1.77		0.91
Options forfeited	(20,676)	1.28		0.79
Outstanding at December 31, 2013	357,991	$1.40	9.16	$0.79
Options granted	386,797	7.03		3.76
Options exercised	(435)	1.77		0.93
Options forfeited	(79,143)	3.87		2.09
Outstanding at December 31, 2014	665,210	$4.39	8.78	$2.37
Options granted	420,616	6.93		6.93
Options exercised	(106,338)	2.17		2.24
Options forfeited	(201,100)	5.62		4.99
Outstanding at December 31, 2015	778,388	$5.75	8.39	$5.75
Options vested and expected to vest at December 31, 2013	59,106	$0.79	8.04
Options vested and exercisable at December 31, 2013	56,675	$0.79	8.04
Options vested and expected to vest at December 31, 2014	149,907	$1.58	7.81
Options vested and exercisable at December 31, 2014	149,907	$1.58	7.81
Options vested and expected to vest at December 31, 2015	769,142	$5.72	8.37
Options vested and exercisable at December 31, 2015	244,631	$3.78	6.91
The aggregate intrinsic value of options vested during the years ended December 31, 2015 and 2014, was approximately $0.6 million and $1.2 million, respectively. The aggregate intrinsic value of options outstanding at December 31, 2015 and 2014, was approximately $1.3 million and $3.4 million, respectively. The aggregate intrinsic value of options exercised at December 31, 2015 and 2014, was approximately $0.6 million and $6 thousand, respectively. The aggregate intrinsic value of options exercisable, vested and expected to vest at December 31, 2015 and 2014 was approximately $1.3 million and $1.2 million. The total fair value of employee options vested during the years ended December 31, 2015 and 2014 was approximately $804,000 and $106,000, respectively. Unvested shares as of December 31, 2015 and 2014 have a weighted-average grant date fair value of $3.53 and $2.79 per share, respectively.

Total stock-based compensation was approximately $2.7 million, $1.1 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.     As of December 31, 2015, $1.3 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.13 years.
The Company received approximately $106,000 in cash from option exercises under the respective Plans in 2015. The Company issued shares from amounts reserved under the respective Plans upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under any of the Company’s stock option Plans. The exercise of stock options during the year ended December 31, 2015 resulted in an excess tax deduction of approximately $45,000. The expected tax benefits of approximately $16,000 associated with this excess tax deduction will be recorded in additional paid-in capital on the Company’s consolidated balance sheet upon utilization of the net operating losses in which these deductions are included.
Restricted Stock Awards
A summary of the Company’s restricted stock activity under the 2010 and 2014 Plan is as follows:

Number of Restricted Shares Outstanding
Unvested balances at December 31, 2012	739,544
Awards granted	—
Awards vested	(499,265)
Unvested balances at December 31, 2013	240,279
Awards granted	401,244
Awards vested	(202,584)
Unvested balances at December 31, 2014	438,939
Awards granted	242,500
Awards vested	(144,268)
Awards forfeited	(23,228)
Unvested balances at December 31, 2015	513,943
During 2015 and 2014, restricted stock awards had a weighted average grant date fair of $7.53 and $1.22 per share, respectively.
Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of subscription and support revenue	$47	$30	$9
Cost of professional services revenue	(5)	19	8
Sales and marketing	65	39	15
Research and development	203	61	12
General and administrative	2,431	929	454
Total	$2,741	$1,078	$498
12. Redeemable Convertible Preferred Stock

▪	In 2011, the Company issued 2,652,110 shares of Series A redeemable convertible preferred stock for aggregate proceeds of $16.0 million, net of issuance costs of $199,000.

▪	In January 2012, the Company issued 169,054 shares of Series A redeemable convertible preferred stock for aggregate proceeds of $1.0 million, net of issuance costs of $24,000.

▪	In January 2012, the Company issued 1,701,909 shares of Series B redeemable convertible preferred stock for aggregate proceeds of $10.4 million, net of issuance costs of $22,000.

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
13. Preferred Stock Warrants
The Company had 19,675 Series A preferred stock warrants and 56,839 Series B redeemable convertible preferred stock warrants outstanding as of December 31, 2013 with an exercise price of $6.10 per share. All of these warrants were issued in connection with the Comerica loan agreements described in Note 7. The warrants were converted to warrants to purchase common stock in November 2014. See Note 4.
The fair value of warrants to purchase convertible preferred stock was determined using the Black-Scholes option pricing model.
14. Employee Benefit Plans
The Company has established two voluntary defined contribution retirement plans qualifying under Section 401(k) of the Internal Revenue Code. The Company made no contributions to the 401(k) plans for the years ended December 31, 2015, 2014, and 2013.
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
16. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

	December 31,
	2015	2014	2013
Revenues:
U.S.	$56,778	$50,661	$31,166
Canada	4,280	3,713	3,509
Other International	8,853	10,200	6,518
Total Revenues	$69,911	$64,574	$41,193

	December 31,
	2015	2014	2013
Identifiable long-lived assets:
U.S.	$5,501	$3,330	$3,310
Canada	469	600	632
Other International	31	—	—
Total identifiable long-lived assets	$6,001	$3,930	$3,942
17. Related Party Transactions
In 2013, the Company borrowed and repaid monies from and to an investor in the Company pursuant to promissory notes (see Note 7). During the fiscal years ended December 31, 2015, 2014, and 2013, the Company purchased software development services pursuant to a technology services agreement with a company controlled by a non-management investor in the Company in the amount of $2.1 million, $2.1 million, and $2.1 million, respectively. In January 2014, the Company issued 1,803,574 shares of common stock to this company in connection with the amendment of such technology services agreement and took a noncash charge of $11.2 million recorded in research and development expenses. The Company has an outstanding purchase commitment for software development services pursuant to a technology services agreement in 2016 in the amount of $2.3 million. For years after 2016, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2016 total revenues increase by 10% as compared to 2015 total revenues, then the 2017 purchase commitment will increase by approximately $230,000 from the 2016 purchase commitment amount to approximately $2.5 million. At December 31, 2015 and 2014, amounts included in accounts payable owed to this company totaled $0.7 million and $0.4 million, respectively.
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
The Company also purchased approximately $6,000 in services from a company controlled by a non-management investor in the Company. There are no purchase commitments with this company, and the Company continues to use their services in 2016.
The Company has an arrangement with a former subsidiary to provide management, human resource/payroll and administrative services, the fees for which during 2015 totaled $360,000 and are expected to be similar in 2016.

18. Subsequent Events
The Company has evaluated subsequent events through the date the consolidated financial statements were available for issuance.
On January 7, 2016, Upland completed its purchase of substantially all of the assets of a California-based website analytics provider. The purchase price consideration paid was approximately $8.2 million in cash payable at closing (net of $0.2 million of cash acquired) and a $1.2 million cash holdback payable in 12 months
(subject to indemnification claims). The foregoing excludes additional potential earnout payments tied to performance-based conditions.

In addition to the cash consideration described above, the Asset Purchase Agreement included a contingent share consideration component pursuant to which Upland expects to issue an aggregate of approximately $2.4 million in common stock (to be determined on trigger date) of its common stock to the seller after July 7, 2016 based on certain minimal post-closing performance-based conditions.

On March 14, 2016, Upland completed its purchase of substantially all of the assets of Hipcricket, Inc., a cloud-based mobile messaging software provider. The consideration paid to the seller consisted of our issuance of one million shares of our common stock and the transfer of our EPM Live product business. The value of the shares on the closing date of the transaction was approximately $6.2 million and the residual value of our EPM Live product business was approximately $6.0 million. The Company is currently evaluating whether a gain or loss will be recognized in conjunction with the EPM Live net asset value. Prior to the transaction, Hipcricket was owned by an affiliate of ESW Capital, LLC, which is a shareholder of Upland. Raymond James & Co. provided a fairness opinion to Upland in connection with the transaction.

The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocations for the 2016 acquisitions are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to finalize its purchase price allocations in mid-2016.

19. Quarterly Results (Unaudited)
The following table sets forth our unaudited quarterly condensed consolidated statements of operations data for each of the last eight quarters through December 31, 2015. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included elsewhere in this Annual Report and you should read the following tables together with such financial statements. The quarterly results of operations include all normal recurring adjustments necessary for a fair presentation of this data. Results of interim periods are not necessarily indicative of results for the entire year and are not necessarily indicative of future results.

	3/31/14	6/30/14	9/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$11,737	$11,805	$12,368	$12,715	$14,322	$14,023	$14,129	$14,719
Perpetual license	440	657	850	840	811	846	540	608
Total product revenue	12,177	12,462	13,218	13,555	15,133	14,869	14,669	15,327
Professional services	3,436	3,749	3,057	2,920	2,395	2,809	2,436	2,273
Total revenue	15,613	16,211	16,275	16,475	17,528	17,678	17,105	17,600
Cost of revenue:
Subscription and support(1)(2)	3,258	3,346	3,488	3,950	4,732	4,841	4,771	5,242
Professional services(1)	2,397	2,340	2,305	2,037	1,908	1,732	1,677	1,768
Total cost of revenue	5,655	5,686	5,793	5,987	6,640	6,573	6,448	7,010
Gross profit	9,958	10,525	10,482	10,488	10,888	11,105	10,657	10,590
Operating expenses:
Sales and marketing(1)	3,136	4,015	3,767	3,752	3,532	3,446	2,929	3,058
Research and development(1)	14,899	3,494	3,793	3,979	3,926	4,152	3,852	3,848
Refundable Canadian tax credits	(136)	(138)	(138)	(682)	(121)	(122)	(115)	(112)
General and administrative(1)	2,623	3,053	3,555	4,330	5,119	4,714	4,494	3,874
Depreciation and amortization	1,055	1,066	1,067	1,122	1,014	1,063	1,130	1,327
Acquisition-related expenses	290	231	108	1,557	545	360	176	1,374
Total operating expenses	21,867	11,721	12,152	14,058	14,015	13,613	12,466	13,369
Income (loss) from operations	(11,909)	(1,196)	(1,670)	(3,570)	(3,127)	(2,508)	(1,809)	(2,779)
Other expense:
Interest expense, net	(415)	(419)	(397)	(720)	(347)	(576)	(462)	(473)
Other expense, net	114	(482)	60	409	(512)	(12)	137	(157)
Total other expense	(301)	(901)	(337)	(311)	(859)	(588)	(325)	(630)
Loss before provision for income taxes	(12,210)	(2,097)	(2,007)	(3,881)	(3,986)	(3,096)	(2,134)	(3,409)
Provision for income taxes	(410)	(280)	(438)	1,206	243	(238)	(190)	(854)
Loss from continuing operations	(12,620)	(2,377)	(2,445)	(2,675)	(3,743)	(3,334)	(2,324)	(4,263)
Income (loss) from discontinued operations	—	—	—	—	—	—	—	—
Net income (loss)	(12,620)	(2,377)	(2,445)	(2,675)	(3,743)	(3,334)	(2,324)	(4,263)
Preferred stock dividends and accretion	(435)	(440)	(445)	(204)	—	—	—	—
Net loss attributable to common shareholders	$(13,055)	$(2,817)	$(2,890)	$(2,879)	$(3,743)	$(3,334)	$(2,324)	$(4,263)
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(4.48)	$(0.80)	$(0.80)	$(0.30)	$(0.25)	$(0.22)	$(0.16)	$(0.28)
(1) includes stock-based compensation
(2) Includes depreciation and amortization

PART III
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2015. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control - Integrated Framework (2013).
Based on our evaluation using those criteria, our management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

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
Additional information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the headings “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Directors and Corporate Governance” and “Executive Officers.”

Item 11.	Executive Compensation
The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders, under the headings “Executive Compensation” and “Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships, and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Party Transactions” and “Directors and Corporate Governance-Director Independence.”

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the heading “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm.”
PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
The financial statements filed as part of this Annual Report on Form 10-K are listed on the "Index to Consolidated Financial Statements" included in Item 8 herein.
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
Date:   March 30, 2016

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and Chairman	March 30, 2016
John T. McDonald	(Principal Executive Officer)

/s/ Michael D. Hill	Chief Financial Officer, Secretary and Treasurer	March 30, 2016
Michael D. Hill	(Principal Financial Officer and Principal Accounting Officer)

/s/ John D. Thornton	Director	March 30, 2016
John D. Thornton

/s/ Steven Sarracino	Director	March 30, 2016
Steven Sarracino

/s/ Stephen E. Courter	Director	March 30, 2016
Stephen E. Courter

/s/ Rodney C. Favaron	Director	March 30, 2016
Rodney C. Favaron

EXHIBIT INDEX
Note regarding removal of exhibits: Regulation S-K allows you to remove Item 10 exhibits entered into more than 2 years ago for which performance has been completed (and which are not material for some other reason). Additionally, if an executive has been gone for the last fiscal year, there is no need to his his/her contract in the exhibits. Please consider whether any of your material contracts (Item 10 contracts) should be removed. Please note this rule does NOT apply to other items like Item 2 or Item 4. There is no clear guidance for Items 2 and 4, but the general thinking is that if those agreements have terminated and there are no outstanding obligations under them, and they are not referenced in the 10-K, they can be removed.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among the Registrant, Steering Wheel Acquisition Corp., PowerSteering Software, Inc. and Michael Pehl, as Stockholder representative, dated February 3, 2012	S-1	333-198574	2.1	September 4, 2014
2.2	Stock Purchase Agreement by and among the Registrant, Tenrox Inc., the stockholders named therein and Novacap II, L.P. and Aramazd Israilian, as representatives, dated February 10, 2012	S-1	333-198574	2.2	September 4, 2014
2.3	Membership Interest Purchase Agreement by and among the Registrant, LMR Solutions, LLC, Joseph Larscheid and Cheryl Larscheid, dated November 13, 2012	S-1	333-198574	2.3	September 4, 2014
2.4	Stock Purchase Agreement by and among the Registrant, Marex Group Inc., FileBound Solutions, Inc., the Selling Stockholders (as defined therein) and Rex Lamb, as representative of the Selling Stockholders, dated May 16, 2013	S-1	333-198574	2.4	September 4, 2014
2.5	Membership Interest Purchase Agreement by and among the Registrant, Upland Software, Inc., ComSci, LLC and Robert Svec, dated November 7, 2013	S-1	333-198574	2.5	September 4, 2014
2.6	Stock Purchase Agreement by and among the Registrant, Clickability, Inc. and Limelight Networks, Inc. dated December 23, 2013	S-1	333-198574	2.6	September 4, 2014
3.1*	Amended and Restated Certificate of Incorporation, as currently in effect
3.2*	Amended and Restated Bylaws, as currently in effect
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated December 20, 2013	S-1	333-198574	4.1	September 4, 2014
4.2	Restricted Stock Agreement between the Registrant, Joseph Larscheid and Cheryl Larscheid, dated November 14, 2012	S-1	333-198574	4.4	September 4, 2014
4.3	Market Standoff Agreement between the Registrant and Robert Svec, dated November 6, 2013	S-1	333-198574	4.5	September 4, 2014
4.4	Warrant to Purchase Series A Preferred Stock issued to Comerica Bank dated February 10, 2012	S-1	333-198574	4.8	September 4, 2014
4.5	Warrant to Purchase Series B Preferred Stock issued to Comerica Bank dated March 5, 2012	S-1	333-198574	4.9	September 4, 2014
4.6	Warrant to Purchase Series B Preferred Stock issued to Comerica Bank dated April 11, 2013	S-1	333-198574	4.10	September 4, 2014
4.7	Warrant to Purchase Common Stock issued to Entrepreneurs Foundation of Central Texas dated November 6, 2013	S-1	333-198574	4.11	September 4, 2014

		Incorporated by Reference
4.8	Restricted Stock Agreement between the Registrant, Craig MacInnis, Karen Smiley-MacInnis, and John David MacInnis, dated November 20, 2014	10-K	001-36720	4.8	March 31, 2015
4.9	Restricted Stock Agreement between the Registrant, Bradley Robbins, Carla Robbins, and Debbie-Anne Michelle Dias, dated November 20, 2014	10-K	001-36720	4.9	March 31, 2015
4.10	Specimen Common Stock Certificate	10-Q	001-36720	4.1	May 15, 2015
10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-198574	10.2	October 27, 2014
10.2+	Amended and Restated 2010 Stock Plan, as amended September 2, 2014	S-1	333-198574	10.3.1	September 4, 2014
10.3+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Standard)	S-1	333-198574	10.4	September 4, 2014
10.3.1+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Former ComSci, LLC Employees)	S-1	333-198574	10.4.1	September 4, 2014
10.3.2+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Executive)	S-1	333-198574	10.4.2	September 4, 2014
10.3.3+	Form of Amendment to Stock Option Agreement under Amended and Restated 2010 Stock Plan with Certain Executives	S-1	333-198574	10.4.3	September 4, 2014
10.4+	Form of Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5	September 4, 2014
10.4.1+	Form of Amendment to Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5.1	September 4, 2014
10.5+	2014 Equity Incentive Plan	S-1	333-198574	10.6	October 27, 2014
10.6+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.7	October 27, 2014
10.6.1+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.7.1	October 27, 2014
10.7+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.8	October 27, 2014
10.7.1+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.8.1	October 27, 2014
10.8+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.9	October 27, 2014
10.8.1+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.9.1	October 27, 2014
10.9+	Offer of Employment between the Registrant and John T. McDonald, dated July 23, 2010	S-1	333-198574	10.10	September 4, 2014
10.10+	Employment Agreement between the Registrant and John T. McDonald, dated May 9, 2014	S-1	333-198574	10.12	September 4, 2014
10.11+	Offer of Employment between the Registrant and R. Brian Henley, dated January 10, 2013	S-1	333-198574	10.11	September 4, 2014
10.12+	Employment Agreement between the Registrant and R. Brian Henley, dated July 25, 2014	S-1	333-198574	10.11.1	September 4, 2014
10.13+	Offer of Employment between the Registrant and Timothy Mattox, dated July 7, 2014	10-K	001-36720	10.13	March 31, 2015
10.14+	Restricted Stock Purchase Agreement between the Registrant and John T. McDonald, dated July 23, 2010	S-1	333-198574	10.14	September 4, 2014
10.15+	Restricted Stock Purchase Agreement between the Registrant and John T. McDonald, dated October 18, 2010	S-1	333-198574	10.15	September 4, 2014

		Incorporated by Reference
10.16+	Restricted Stock Purchase Agreement between the Registrant and John T. McDonald, dated September 2, 2014	S-1	333-198574	10.16	September 4, 2014
10.17+	Restricted Stock Purchase Agreement between the Registrant and R. Brian Henley, dated September 2, 2014	S-1	333-198574	10.16.1	September 4, 2014
10.18+	Restricted Stock Purchase Agreement between the Registrant and Timothy Mattox, dated September 2, 2014	10-K	001-36720	10.18	March 31, 2015
10.19	Office Lease between the Registrant and TPG-401 Congress LLC, dated February 27, 2014	S-1	333-198574	10.17	September 4, 2014
10.20	First Amendment to Office Lease between Registrant and TPG-401 Congress LLC	S-1	333-198574	10.17.1	September 4, 2014
10.21	Lease Agreement between Tenrox Inc. and A.R.E. Quebec, dated November 5, 2012, as amended	S-1	333-198574	10.18	September 4, 2014
10.22	Sublease Agreement between Marex Properties, LLC and Marex Group Inc., dated May 10, 2013	S-1	333-198574	10.19	September 4, 2014
10.23	Loan and Security Agreement and Joinder between the Registrant, Visionael Corporation, PowerSteering Software, Inc., LMR Solutions LLC, Marex Group, Inc., FileBound Solutions, Inc., ComSci, LLC, ComSci, Inc. and Comerica Bank, dated March 5, 2012, as amended through December 6, 2013	S-1	333-198574	10.20	September 4, 2014
10.23.1	Ninth Amendment to Loan and Security Agreement, Joinder and Consent between Registrant, Upland Software I, Inc., Upland Software III, Inc., Upland Software IV, Inc., Upland Software V, Inc., Upland Software VI, LLC, Upland Software VII, Inc., Upland IX, LLC and Comerica Bank, dated March 23, 2015	10-K	001-36720	10.23.1	March 31, 2015
10.24	Security Agreement between Tenrox Inc. and Comerica Bank, dated March 5, 2012, as amended	S-1	333-198574	10.21	September 4, 2014
10.25	Unconditional Guaranty by Tenrox Inc., dated March 5, 2012	S-1	333-198574	10.22	September 4, 2014
10.26	Affirmation of Guaranty Documents by Tenrox Inc. for the benefit of Comerica Bank, dated December 3, 2012, as amended through May 16, 2013	S-1	333-198574	10.23	September 4, 2014
10.26.1	Amendment to and Affirmation of Guaranty Documents between Upland Software II, Inc. and Comerica Bank, dated March 23, 2015	10-K	001-36720	10.26.1	March 31, 2015
10.27	Loan and Security Agreement between Tenrox, Inc., successor to Silverback Two Canada Merger Corporation, and Comerica Bank, dated February 10, 2012, as amended through December 6, 2013	S-1	333-198574	10.24	September 4, 2014
10.27.1	Eighth Amendment to Loan and Security Agreement, Joinder and Consent between Upland Software Inc., Solution Q Inc. and Comerica Bank, dated March 23, 2015	10-K	001-36720	10.27.1	March 31, 2015
10.28	Pledge and Security Agreement between the Registrant and Comerica Bank, dated February 10, 2012, as amended through May 16, 2013	S-1	333-198574	10.25	September 4, 2014
10.28.1	Amendment No. 6 to Pledge and Security Agreement between Registrant and Comerica Bank, dated March 23, 2015	10-K	001-36720	10.28.1	March 31, 2015
10.29	Security Agreement between Marex Group, Inc. and Comerica Bank, dated May 16, 2013, as amended through December 6, 2013	S-1	333-198574	10.26	September 4, 2014
10.29.1	Amendment No. 3 to Security Agreement between Upland Software IV, Inc. and Comerica Bank, dated March 23, 2015	10-K	001-36720	10.29.1	March 31, 2015

		Incorporated by Reference
10.30	Security Agreement between LMR Solutions LLC and Comerica Bank, dated December 3, 2012, as amended through December 6, 2013	S-1	333-198574	10.27	September 4, 2014
10.30.1	Amendment No. 5 to Security Agreement between Upland Software III, LLC and Comerica Bank, dated March 23, 2015	10-K	001-36720	10.30.1	March 31, 2015
10.31	Security Agreement between PowerSteering Software Inc. and Comerica Bank, dated February 10, 2012, as amended through March 19, 2014	S-1	333-198574	10.28	October 27, 2014
10.31.1	Amendment No. 6 to Security Agreement between Upland Software I, Inc. and Comerica Bank, dated March 23, 2015	10-K	001-36720	10.31.1	March 31, 2015
10.32	Security Agreement between Tenrox Inc. and Comerica Bank, dated February 10, 2012, as amended through December 6, 2013	S-1	333-198574	10.29	October 27, 2014
10.32.1	Amendment No. 6 to Security Agreement between Upland Software II, Inc. and Comerica Bank, dated March 23, 2015	10-K	001-36720	10.32.1	March 31, 2015
10.33	Unconditional Guaranty by Marex Group, Inc., dated May 16, 2013	S-1	333-198574	10.30	September 4, 2014
10.34	Unconditional Guaranty by LMR Solutions LLC, dated December 3, 2012	S-1	333-198574	10.31	September 4, 2014
10.35	Unconditional Guaranty by PowerSteering Software Inc., dated February 10, 2012	S-1	333-198574	10.32	September 4, 2014
10.36	Unconditional Guaranty by Tenrox Inc., dated February 10, 2012	S-1	333-198574	10.33	September 4, 2014
10.37	Unconditional Guaranty by the Registrant, dated February 10, 2012	S-1	333-198574	10.34	September 4, 2014
10.38	Amendment to and Affirmation of Guaranty Documents and Waiver by Tenrox Inc. for the benefit of Comerica Bank, dated April 11, 2013	S-1	333-198574	10.35	September 4, 2014
10.39	Note Purchase Agreement between the Registrant and the Investors listed on Schedule I thereto, dated October 9, 2013, as amended	S-1	333-198574	10.40	September 4, 2014
10.40	Series C Preferred Stock Purchase Agreement among the Registrant and the Investors listed on the Schedule of Investors thereto, dated December 20, 2013	S-1	333-198574	10.36	September 4, 2014
10.41	Amended and Restated Technology Services Agreement between the Registrant and DevFactory FZ-LLC, dated January 1, 2014	S-1	333-198574	10.37	October 27, 2014
10.42	Letter Agreement between the Registrant and DevFactory FZ-LLC, dated January 1, 2014	S-1	333-198574	10.38	September 4, 2014
10.43	Stock Purchase Agreement between the Registrant and DevFactory FZ-LLC, dated January 27, 2014	S-1	333-198574	10.39	September 4, 2014
10.44	Unconditional Guaranty by Upland IX, LLC, dated March 23, 2015	10-K	001-36720	10.44	March 31, 2015
10.45	Security Agreement between Upland IX, LLC and Comerica Bank, dated March 23, 2015	10-K	001-36720	10.45	March 31, 2015
10.46	Lease by and between Lincoln One, LLC and the Registrant dated June 19, 2015	8-K	001-36720	10.1	June 22, 2015
10.47	Credit Agreement by and between the Registrant and Wells Fargo Finance, dated May 14, 2015	10-Q	001-36720	10.1	August 14, 2015
10.48	Guaranty and Security Agreement by and between the Registrant and Wells Fargo Capital Finance, dated May 14, 2015	10-Q	001-36720	10.2	August 14, 2015

Incorporated by Reference
10.49	Canadian Guarantee and Security Agreement by and between the Registrant and Wells Fargo Capital Finance, dated May 14, 2015	10-Q	001-36720	10.3	August 14, 2015
21.1	List of subsidiaries of Upland Software, Inc.	10-K	001-36720	21.1	August 14, 2015
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature pages hereto)
31.1*
Certification of the Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of the Principal Financial Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*(1)
Certification of Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*(1)
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
* Filed herewith.
(1) The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates it by reference.

