Form 10-Q
period 2016-03-31
Upland Software, Inc.
filed 2016-05-13
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 8, 2016
Common Stock, $0.0001 par value	17,205,398

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,585	$18,473
Accounts receivable, net of allowance of $399 and $581 at March 31, 2016 and December 31, 2015, respectively)	13,161	13,972
Prepaid and other	2,996	2,603
Total current assets	29,742	35,048
Canadian tax credits receivable	1,587	2,018
Property and equipment, net	6,018	6,001
Intangible assets, net	33,913	31,526
Goodwill	64,848	47,422
Other assets	416	399
Total assets	$136,524	$122,414
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,092	$2,548
Accrued compensation	2,044	2,441
Accrued expenses and other	5,274	5,173
Deferred revenue	21,510	19,931
Due to sellers	9,068	2,409
Current maturities of notes payable (includes unamortized discount of $253 and $250 at March 31, 2016 and December 31, 2015, respectively)	1,497	1,500
Total current liabilities	41,485	34,002
Canadian tax credit liability to sellers	391	368
Notes payable, less current maturities (includes unamortized discount of $704 and $758 at March 31, 2016 and December 31, 2015, respectively)	27,108	22,366
Deferred revenue	26	8
Noncurrent deferred tax liability, net	2,908	2,818
Other long-term liabilities	3,021	2,582
Total liabilities	74,939	62,144
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 17,198,049 and 15,746,288 shares issued and outstanding as of March 31, 2016 and December 31, 2015 respectively	2	2
Additional paid-in capital	118,859	112,447
Accumulated other comprehensive loss	(2,813)	(3,289)
Accumulated deficit	(54,463)	(48,890)
Total stockholders’ equity	61,585	60,270
Total liabilities and stockholders’ equity	$136,524	$122,414
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Revenue:
Subscription and support	$15,241	$14,322
Perpetual license	318	811
Total product revenue	15,559	15,133
Professional services	2,023	2,395
Total revenue	17,582	17,528
Cost of revenue:
Subscription and support	5,226	4,732
Professional services	1,624	1,908
Total cost of revenue	6,850	6,640
Gross profit	10,732	10,888
Operating expenses:
Sales and marketing	3,069	3,532
Research and development	3,910	3,926
Refundable Canadian tax credits	(109)	(121)
General and administrative	4,123	5,119
Depreciation and amortization	1,472	1,014
Acquisition-related expenses	2,428	545
Total operating expenses	14,893	14,015
Loss from operations	(4,161)	(3,127)
Other expense:
Interest expense, net	(561)	(347)
Other expense, net	(748)	(512)
Total other expense	(1,309)	(859)
Loss before provision for income taxes	(5,470)	(3,986)
(Provision for) benefit from income taxes	(103)	243
Net loss	$(5,573)	$(3,743)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.36)	$(0.25)
Weighted-average common shares outstanding, basic and diluted	15,432,405	14,841,316
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Net loss	$(5,573)	$(3,743)
Foreign currency translation adjustment	476	(676)
Comprehensive loss	$(5,097)	$(4,419)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(5,573)	$(3,743)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,515	2,001
Deferred income taxes	(36)	(73)
Foreign currency re-measurement loss	(359)	272
Non-cash interest and other expense	64	27
Non-cash stock compensation expense	694	554
Loss on disposal of business	731	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	1,070	(512)
Prepaids and other	150	(394)
Accounts payable	(623)	859
Accrued expenses and other liabilities	(85)	(807)
Deferred revenue	1,334	1,428
Net cash provided by (used in) operating activities	(118)	(388)
Investing activities
Purchase of property and equipment	(680)	(192)
Purchase of customer relationships	(408)	—
Purchase business combinations, net of cash acquired	(8,102)	(2,820)
Net cash used in investing activities	(9,190)	(3,012)
Financing activities
Payments on capital leases	(519)	(231)
Proceeds from notes payable, net of issuance costs	4,987	—
Payments on notes payable	(309)	(996)
Issuance of common stock, net of issuance costs	18	6
Net cash provided by (used in) financing activities	4,177	(1,221)
Effect of exchange rate fluctuations on cash	243	221
Change in cash and cash equivalents	(4,888)	(4,400)
Cash and cash equivalents, beginning of period	18,473	30,988
Cash and cash equivalents, end of period	$13,585	$26,588
Supplemental disclosures of cash flow information:
Cash paid for interest	$496	$323
Cash paid for taxes	$2	$96
Noncash investing and financing activities:
Equipment acquired pursuant to capital lease obligations	$221	$578
Issuance of common stock in business combination	$5,700	$—
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues in the three months ended March 31, 2016 or 2015 or for the year ended December 31, 2015, or more than 10% of accounts receivable as of March 31, 2016.
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
Recent Accounting Pronouncements

In May 2014, the FASB issued FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step process to achieve that core principle. ASU 2014-09 requires disclosures enabling users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In August 2015, the FASB issued FASB ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, using one of two retrospective application methods. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effect that the adoption of ASU 2014-09 and ASU 2015-14 will have on its financial statements as well as timing of adoption and method of adoption.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the requirement for an entity to separate deferred income taxes and liabilities into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2015-17 will have on its financial statements as well as timing of adoption and method of adoption.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core change with ASU 2016-02 is the requirement for the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its financial statements.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718). The core change with ASU 2016-09 is the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-09 will have on its financial statements.
2. Acquisitions
2016 Acquisitions

On January 7, 2016, Upland completed its purchase of substantially all of the assets of our California-based website analytics provider. The purchase price consideration paid was approximately $8.1 million in cash payable at closing (net of $0.3 million of cash acquired) and a $1.2 million cash holdback payable in 12 months
(subject to indemnification claims). The foregoing excludes additional potential earnout payments tied to performance-based conditions. Revenues recorded since the acquisition date for the three months ended March 31, 2016 were approximately $669,000.

In addition to the cash consideration described above, the Asset Purchase Agreement included a contingent share consideration component pursuant to which Upland expects to issue an aggregate of approximately $2.4 million in common stock (to be determined on trigger date) of its common stock to the seller after July 7, 2016 based on certain minimal post-closing performance-based conditions. The Company agreed to additional consideration of up to $5 million in cash to the selling shareholders of our website analytics business based on the achievement of certain revenue targets during fiscal years 2016 and 2017.

On March 14, 2016, Upland completed its purchase of substantially all of the assets of Hipcricket, Inc., a cloud-based mobile messaging software provider. The consideration paid to the seller consisted of our issuance of one million shares of our common stock and the transfer of our EPM Live product business. The value of the shares on the closing date of the transaction was approximately $5.7 million and the fair value of our EPM Live product business was approximately $5.9 million. The Company recognized a loss on the transfer in conjunction with the EPM Live net asset value of approximately $0.7 million in Other expense, net. Prior to the transaction, Hipcricket was owned by an affiliate of ESW Capital, LLC, which is a shareholder of Upland. Raymond James & Co. provided a fairness opinion to Upland in connection with the transaction. Revenues recorded since the acquisition date for the three months ended March 31, 2016 were approximately $350,000.
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocations for the 2015 acquisition of Ultriva and the 2016 acquisitions are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to finalize its purchase price allocations in mid-2016.

The following condensed table presents the preliminary acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions, as well as assets and liabilities divested (in thousands):

	HipCricket	Website Analytics Business	Divestiture of EPM Live
Year Acquired or Divested	2016	2016	2016

Cash	$—	$290	$—
Accounts receivable	1,275	178	(1,404)
Other current assets	238	55	(339)
Property and equipment	—	5	(98)
Customer relationships	1,900	2,310	(1,796)
Trade name	70	70	—
Technology	900	1,390	(936)
Goodwill	7,747	12,524	(3,692)
Other assets	—	6	—
Total assets acquired	12,130	16,828	(8,265)
Accounts payable	(200)	—	41
Accrued expense and other	—	(178)	83
Deferred revenue	(330)	(910)	1,511
Total liabilities assumed	(530)	(1,088)	1,635
Total consideration	$11,600	$15,740	$(6,630)
Tangible assets were valued at their respective carrying amounts, which approximates their estimated fair value. The valuation of identifiable intangible assets reflects management’s estimates based on, among other factors, use of established valuation methods. Customer relationships were valued using an income approach, which estimates fair value based on the earnings and cash flow capacity of the subject asset. The value of the marketing-related intangibles was determined using a relief-from-royalty method, which estimates fair value based on the value the owner of the asset receives from not having to pay a royalty to use the asset. Developed technology was valued using a cost-to-recreate approach. The Goodwill divested with EPM Live was based on the relative fair value of EPM Live to the Company's fair value immediately prior to the divestiture.
Goodwill deductible for tax purposes is $4.9 million for our website analytics business acquisition and $8.2 million for HipCricket.
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

Changes to the fair value of earnout liabilities are recorded to other expense, net. Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$500	$500

	Fair Value Measurements at March 31, 2016
	(unaudited)
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$6,640	$6,640
The earnout consideration liability consists of amounts associated with the acquisitions of Mobile Commons and our website analytics business acquisition. The fair value of the earnout consideration associated with the Mobile Commons acquisition was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration. The $6.1 million of fair value of the earnout consideration associated with our website analytics business acquisition was determined using the Monte Carlo Simulation method based on the present value of the probability-weighted earnout consideration. The Monte Carlo Simulation method includes assumptions as to probability of various outcomes and, accordingly, the actual contingent consideration incurred could vary from the current estimate. However, the total contingent consideration incurred would not exceed the maximum potential payout of $2.4 million in common stock and $5 million in cash (see Note 2).
In connection with the Company’s acquisition of Hipcricket, the Company transferred the net assets of its EPM Live business to the seller (see Note 2). To record the effect of the transfer of the net assets of EPM Live, the Company determined the fair value of such assets as $5.9 million on the date of disposition. Such fair value determination was based upon a Level 3 hierarchy and included management assumptions such as financial forecasts, discount rates and market multiples based upon comparable companies.

	Fair Value Measurements at March 31, 2016
	(unaudited)
	Level 1	Level 2	Level 3	Total
EPM Live enterprise value	$—	$—	$5,900	$5,900
Debt
The Company believes the carrying value of its long-term debt at March 31, 2016 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.
The estimated fair value of our debt at March 31, 2016 and December 31, 2015 is $29.6 million and $24.9 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the three months ended March 31, 2016 are summarized in the table below (in thousands):

Balance at December 31, 2015	$47,422
Acquired in business combinations	20,271
Divestiture of business	(3,692)
Adjustment due to finalization of business combinations	67
Foreign currency translation adjustment	780
Balance at March 31, 2016	$64,848
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2015:
Customer relationships	1-10	$31,848	$9,054	$22,794
Trade name	1-3	2,909	2,476	433
Developed technology	4-7	13,808	5,509	8,299
Total intangible assets		$48,565	$17,039	$31,526

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2016:
Customer relationships	1-10	$33,861	$9,533	$24,328
Trade name	1-3	2,604	2,146	458
Developed technology	4-7	14,481	5,354	9,127
Total intangible assets		$50,946	$17,033	$33,913
The following table summarizes the Company's weighted-average amortization period, in total and by major finite-lived intangible asset class (in years), as of:

	March 31, 2016	December 31, 2015
Customer relationships	8.1	9.3
Trade name	2.8	2.9
Developed technology	5.4	6.4
Total weighted-average amortization period	8.1	8.1
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. There have been no indicators of impairment or change in the useful life during the three months ended March 31,

2016 and 2015. Total amortization expense was $1.9 million and $1.4 million during the three months ended March 31, 2016 and 2015, respectively.
Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2016	$5,241
2017	5,948
2018	5,623
2019	4,808
2020 and thereafter	12,293
Total	$33,913
5. Income Taxes
The Company’s income tax provision for the three months ended March 31, 2016 and 2015 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are reevaluated each quarter based on the estimated tax expense for the full year. The tax provision for the three months ended March 31, 2016 and 2015 is primarily related to foreign income taxes associated with our Canadian operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis.The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at March 31, 2016 and 2015.
The Company has reflected any uncertain tax positions within its current taxes payable, but none in deferred taxes. Federal, state, and foreign income tax returns have been filed in jurisdictions with varying statutes of limitations. Varying among the separate companies, tax years 1998 through 2015 remain subject to examination by federal and most state tax authorities due to our net operating loss carryforwards. In the foreign jurisdictions, tax years 2008 through 2015 remain subject to examination.
6. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015

Numerator:
Net Loss	$(5,573)	$(3,743)
Denominator:
Weighted–average common shares outstanding, basic and diluted	15,432,405	14,841,316
Net loss per common share, basic and diluted	$(0.36)	$(0.25)

Due to the net losses for the three months ended March 31, 2016 and 2015, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents (which does not included $2.4 million in contingent common shares subject to the achievement of certain revenue targets, issuable in the third quarter of 2016):

	March 31,
	2016	2015
Stock options	751,201	616,705
Restricted stock	983,937	431,872
Total anti–dilutive common share equivalents	1,735,138	1,048,577
7. Commitments and Contingencies
Purchase Commitments
The Company has an outstanding purchase commitment for software development services pursuant to a technology services agreement in the amount of $2.3 million in 2016, of which $0.6 million was incurred during the three months ended March 31, 2016. For years after 2016, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2016 total revenues increase by 10% as compared to 2015 total revenues, then the 2017 purchase commitment would increase by approximately $0.2 million from the 2016 purchase commitment amount to $2.6 million. A similar 10% increase in 2017 total revenues as compared to 2016 total revenues would increase the 2018 purchase commitment amount from the theoretical 2017 purchase commitment amount of $2.6 million by approximately $0.3 million to $2.9 million.
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on the consolidated financial position or results of operations of the Company.
8. Stockholders' Equity
Restricted Stock Awards
Restricted share activity during the three months ended March 31, 2016 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2015	513,943
Awards granted	492,317
Awards vested	(22,323)
Awards forfeited	—
Unvested balances at March 31, 2016	983,937	$7.60

Stock Option Activity
Stock option activity during the three months ended March 31, 2016 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2015	778,388	$5.75
Options granted	2,408	$5.75
Options exercised	(5,382)	$3.45
Options forfeited	(4,483)	$5.70
Options expired	(19,730)	$3.29
Outstanding at March 31, 2016	751,201	$5.83
Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of subscription and support revenue	$7	$9
Cost of professional services revenue	—	3
Sales and marketing	13	14
Research and development	14	12
General and administrative	660	516
Total	$694	$554
9. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
U.S.	$14,430	$14,160
Canada	1,002	1,097
Other International	2,150	2,271
Total Revenues	$17,582	$17,528

10. Related Party Transactions
The Company purchased software development services pursuant to a technology services agreement with a company controlled by a non-management investor in the Company during the three months ended March 31, 2016 and 2015 in the amount of $570,000 and $425,000, respectively. Refer to Note 7 for a description of purchase commitments to this company.
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
The Company also purchased approximately $46,000 in services from a company controlled by a non-management investor in the Company during the three months ended March 31, 2016. There are no purchase commitments with this company, and the Company continues to use their services in 2016.
The Company has an arrangement with a former subsidiary to provide management, human resource/payroll and administrative services, the fees for which during 2015 totaled $360,000 and are expected to be similar in 2016, and these fees during the three months ended March 31, 2016 totaled $90,000.
On March 14, 2016, Upland completed its purchase of substantially all of the assets of Hipcricket, Inc., a cloud-based mobile messaging software provider. Prior to the transaction, Hipcricket was owned by an affiliate of ESW Capital, LLC, which is a shareholder of Upland. Raymond James & Co. provided a fairness opinion to Upland in connection with the transaction. Refer to Note 3 for a description of the transaction. Relating to this transaction, the Company is providing certain transition services to and receiving certain transition services from the affiliate seller of Hipcricket. The cost offsets earned by the Company for these services during the three months ended March 31, 2016 totaled $152,000. and the fees owed to the affiliate by the Company for these services during the three months ended March 31, 2016 totaled $30,000.
11. Subsequent Events
On April 27, 2016, Upland acquired Advanced Processing & Imaging, Inc., a content management platform driving workflow in governments and schools. The purchase price consideration consisted of $4.0 million in cash payable at closing (net of $0.2 million of cash acquired), and a $0.8 million cash holdback payable in 12 months (subject to indemnification claims). The Company financed the acquisition by drawing on its existing facility with Wells Fargo Capital Finance.

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

•
other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, as updated by this Quarterly Report on Form 10-Q.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from our forward-looking statements, including those factors discussed in Part I: "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016, as updated by Part II, Item 1A: “Risk Factors” of this Quarterly Report on Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses to enhance the features and functionalities of our applications, expand our customer base and provide access to new markets and increased benefits of scale. We will prioritize acquisitions within the enterprise functions we currently serve, including information technology, process excellence, finance, professional services and marketing, as well as pursue acquisitions that serve other enterprise functions. Consistent with our growth strategy, we made ten acquisitions in the four years ending March 31, 2016.

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

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Reconciliation of GAAP Net loss to Non-GAAP Adjusted EBITDA:
Net Loss	$(5,573)	$(3,743)
Add:
Depreciation and amortization expense	2,515	2,001
Interest expense, net	561	347
Other expense (income), net	748	512
Provision for income taxes	103	(243)
Stock-based compensation expense	694	554
Acquisition-related expense	2,428	545
Nonrecurring litigation expense	12	371
Purchase accounting deferred revenue discount	515	113
Adjusted EBITDA	$2,003	$457
Weighted average ordinary shares outstanding - basic	15,432,405	14,841,316
Weighted average ordinary shares outstanding - diluted	15,702,270	15,131,723
Adjusted EBITDA per share - basic	$0.13	$0.03
Adjusted EBITDA per share - diluted	$0.13	$0.03

Total revenue plus purchase accounting deferred revenue discount	$18,097	$17,641
Adjusted EBITDA margin	11%	3%
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

	Three Months Ended March 31,
	2016		2015
	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$15,241	87%	$14,322	82%
Perpetual license	318	2%	811	5%
Total product revenue	15,559	89%	15,133	87%
Professional services	2,023	11%	2,395	13%
Total revenue	17,582	100%	17,528	100%
Cost of revenue:
Subscription and support (1)(3)	5,226	30%	4,732	27%
Professional services (1)	1,624	9%	1,908	11%
Total cost of revenue	6,850	39%	6,640	38%
Gross profit	10,732	61%	10,888	62%
Operating expenses:
Sales and marketing (1)	3,069	17%	3,532	20%
Research and development (1)	3,910	22%	3,926	22%
Refundable Canadian tax credits	(109)	(1)%	(121)	(1)%
General and administrative (1)(2)	4,123	23%	5,119	29%
Depreciation and amortization	1,472	8%	1,014	6%
Acquisition-related expenses	2,428	16%	545	4%
Total operating expenses	14,893	85%	14,015	80%
Loss from operations	(4,161)	(24)%	(3,127)	(18)%
Other Expense:
Interest expense, net	(561)	(3)%	(347)	(2)%
Other expense, net	(748)	(4)%	(512)	(3)%
Total other expense	(1,309)	(7)%	(859)	(5)%
Loss before provision for income taxes	(5,470)	(31)%	(3,986)	(23)%
Provision for income taxes	(103)	(1)%	243	2%
Loss from continuing operations	(5,573)	(32)%	(3,743)	(21)%
Net loss	$(5,573)	(32)%	$(3,743)	(21)%
Net loss per common share:
Loss per common share, basic and diluted	$(0.36)		$(0.25)

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 8 of the Notes to Condensed Consolidated Financial Statements.
(2) Includes General and administrative stock-based compensation of $660,000 and $516,000 for the three months ended March 31, 2016, respectively.
(3) Includes depreciation and amortization of $1,043,000 and $987,000 for the three months ended March 31, 2016 and 2015, respectively.

Comparison of the Three Months Ended March 31, 2016 and 2015
Revenue

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$15,241	87%	$14,322	82%	$919	6%
Perpetual license	318	2%	811	5%	(493)	(61)%
Total product revenue	15,559	89%	15,133	87%	426	3%
Professional services	2,023	11%	2,395	13%	(372)	(16)%
Total revenue	$17,582	100%	$17,528	100%	$54	—%
Total revenue was $17.6 million in the three months ended March 31, 2016, compared to $17.5 million in the three months ended March 31, 2015, an increase of $0.1 million, or 0%. Total revenue increased by $1.8 million as a result of the 2015 and 2016 acquisitions. Total revenue declined by $1.2 million due to the divestiture of the EPM Live product line and by $0.5 million from a lower foreign currency exchange rate between the Canada dollar versus the U.S. dollar during the most recent period. Therefore, on a constant currency basis, total revenue for the organic business was flat.

Subscription and support revenue was $15.2 million in the three months ended March 31, 2016, compared to $14.3 million in the three months ended March 31, 2015, an increase of $0.9 million, or 6%. Of the increase in subscription and support revenue, $1.7 million was due to the 2015 and 2016 acquisitions. Subscription and support revenue decreased by $0.5 million due to the divestiture of the EPM Live product line and decreased by $0.3 million from a lower foreign currency exchange rate between the Canada dollar versus the U.S. dollar during the most recent period. Therefore, on a constant currency basis, subscription and support revenue for the organic business was flat.

Perpetual license revenue was $0.3 million in the three months ended March 31, 2016 as compared to $0.8 million in the three months ended March 31, 2015, a decrease of $0.5 million, or 61%. Perpetual license revenue declined by $0.2 million due to the divestiture of the EPM Live product line and the remaining $0.3 million decline was organic as we continue to focus sales efforts on recurring revenue customer contracts over one-time perpetual license sales.
Professional services revenue was $2.0 million in the three months ended March 31, 2016, compared to $2.4 million in the three months ended March 31, 2015, a decrease of $0.4 million, or 16%. The acquisitions we closed in 2015 and 2016 contributed to a $0.1 million increase to professional services revenue. The divestiture of the EPM product line contributed to a $0.5 million decrease in professional services revenue.  The organic portion of our professional services business was substantially unchanged from prior year.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$5,226	30%	$4,732	27%	$494	10%
Professional services	1,624	9%	1,908	11%	(284)	(15)%
Total cost of revenue	6,850	39%	6,640	38%	210	3%
Gross profit	10,732	61%	10,888	62%	(156)	(1)%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$445	3%	$461	3%	$(16)	(3)%
Amortization	$598	3%	$526	3%	$72	14%
Cost of subscription and support revenue was $5.2 million in the three months ended March 31, 2016, compared to $4.7 million in the three months ended March 31, 2015, an increase of $0.5 million, or 10%. The 2015 and 2016 acquisitions contributed a $0.8 million increase in cost of subscription and support revenue, which consisted primarily of amortization of acquired intangible assets. Cost of subscription and support revenue decreased by $0.2 million due to the divestiture of the EPM Live product line which consisted primarily of personnel and related costs. Cost of subscription and support revenue for the organic portion of our business was substantially unchanged in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Cost of professional services revenue was $1.6 million in the three months ended March 31, 2016, compared to $1.9 million in the three months ended March 31, 2015, a decrease of $0.3 million, or 15%. The 2015 and 2016 acquisitions contributed an increase in cost of professional services revenue of $0.1 million primarily due to personnel and related costs. Cost of professional services revenue decreased $0.2 million due to the divestiture of the EPM Live product line consisting primarily of personnel and related costs. The cost of the organic portion of our professional services business declined by $0.2 million and consisted primarily of personnel and related costs.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Sales and marketing	$3,069	17%	$3,532	20%	$(463)	(13)%
Sales and marketing expense was $3.1 million in the three months ended March 31, 2016, compared to $3.5 million in the three months ended March 31, 2015, a decrease of $0.5 million, or 13%. The 2015 and 2016 acquisitions contributed $0.6 million of increased sales and marketing cost primarily consisting of personnel and related costs while the divestiture of the EPM Live product line decreased sales and marketing costs by $0.2 million primarily consisting of personnel and related costs. Sales and marketing expense for the organic portion of our business decreased $0.8 million primarily due to a decrease in personnel and related costs.

Research and Development Expense

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Research and development:
Research and development	$3,910	22%	$3,926	22%	$(16)	—%
Refundable Canadian tax credits	(109)	—%	(121)	(1)%	12	(10)%
Total research and development	$3,801	22%	$3,805	21%	$(4)	—%
Research and development expense was substantially unchanged in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The 2015 and 2016 acquisitions contributed a $0.2 million increase to research and development expense primarily due to personnel and related costs. The divestiture of the EPM Live product line decreased research and development expense by $0.1 million primarily consisting of personnel and related costs. Research and development expense for our organic business decreased by $0.1 million primarily due to contractor and personnel and related costs.

Refundable Canadian tax credits were substantially unchanged in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

General and Administrative Expense

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
General and administrative	$4,123	23%	$5,119	29%	$(996)	(19)%
General and administrative expense was $4.1 million in the three months ended March 31, 2016, compared to $5.1 million in the three months ended March 31, 2015, a decrease of $1.0 million, or 19%. An increase in general administrative expense of $0.1 million was due to the 2015 and 2016 acquisitions which consisted primarily of personnel costs and administrative fees. The divestiture of the EPM Live product line decreased general and administrative expense by $0.1 million primarily consisting of personnel and related costs. General and administrative expense from our organic business decreased by $1.2 million primarily due to a $0.5 million decrease in personnel and related costs, $0.4 million decrease in non-recurring litigation expenses, as well as decreases in outsourced professional service fees and contractor costs, most of which are the result of our planned operating efficiencies. The remaining $0.1 million increase in general administrative expense was attributable to non-cash stock compensation expense.

Depreciation and Amortization Expense

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$149	1%	$104	1%	45	43%
Amortization	1,323	7%	910	5%	413	45%
Total depreciation and amortization	$1,472	8%	$1,014	6%	$458	45%
Depreciation and amortization expense was $1.5 million in the three months ended March 31, 2016, compared to $1.0 million in the three months ended March 31, 2015, an increase of $0.5 million, or 45%. Amortization expense increased by $0.4 million primarily from amortization expense related to the acquired intangible assets of the 2015 and 2016 acquisitions. The divestiture of the EPM Live product line decreased amortization expense by $0.1 million.
Acquisition-related Expenses

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Acquisition-related expense	$2,428	14%	$545	4%	$1,883	346%
Acquisition related expense was $2.4 million in the three months ended March 31, 2016, compared to $0.5 million in the three months ended March 31, 2015, an increase of $1.9 million, or 346%. The increase was due to a greater number of acquisition transactions in and around the most recent quarter as compared to the year ago period.
Other Income (Expense)

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Other Expense:
Interest expense, net	$(561)	(3)%	$(347)	(2)%	$(214)	62%
Other income (expense), net	(748)	(4)%	(512)	(3)%	(236)	46%
Total other expense	$(1,309)	(7)%	$(859)	(5)%	$(450)	52%
Interest expense was $0.6 million in the three months ended March 31, 2016, compared to $0.3 million in the three months ended March 31, 2015, an increase in interest expense of $0.2 million, or 62%. The increase was due to an increase in borrowing on our debt facility with Wells Fargo Capital Finance for our recent acquisitions.
Other expense was $0.7 million in the three months ended March 31, 2016, compared to other expense of $0.5 million in the three months ended March 31, 2015, an increase of $0.2 million. The other expenses of $0.7 million in the three months ended March 31, 2016 was due to the non-cash accounting loss on the divestiture of the EMP Live assets as part of the acquisition of Hipcricket.

(Provision for) Benefit from Income Taxes

	Three Months Ended March 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
(Provision for) Benefit from Income Taxes	$(103)	(1)%	$243	2%	$(346)	(142)%
Provision for income taxes was $0.1 million in the three months ended March 31, 2016, compared to the benefit for income taxes of $0.2 million in the three months ended March 31, 2015, due to an increase in pre-tax net income in our Canadian operations compared compared to the prior period producing an increase of $0.3 million, or 142%.
Liquidity and Capital Resources
To date, we have financed our operations primarily through issuance of preferred stock and common stock and cash from operating activities, and to a lesser extent, borrowing under our loan and security agreements and the issuance of seller notes. As of March 31, 2016, we had cash and cash equivalents of $13.6 million, $15.0 million of available borrowings under our loan and security agreements, and $29.1 million of borrowings outstanding under our loan and security agreements compared to cash and cash equivalents of $18.5 million, $20.0 million of available borrowings under our loan and security agreements, and $24.4 million of borrowings outstanding under our loan and security agreements as of December 31, 2015. In addition to the available borrowings noted above, our current credit facility provides for an additional $10.0 million in subordinated seller notes for acquisitions plus an uncommitted $15.0 million accordion loan for future acquisitions.
As of March 31, 2016 and December 31, 2015, we had a working capital deficit of $11.7 million and surplus of $1.0 million, respectively, which included $21.5 million and $19.9 million of deferred revenue recorded as a current liability as of March 31, 2016 and December 31, 2015, respectively. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$(118)	$(388)
Net cash used in investing activities	(9,190)	(3,012)
Net cash provided by (used in) financing activities	4,177	(1,221)
Effect of exchange rate fluctuations on cash	243	221
Change in cash and cash equivalents	(4,888)	(4,400)
Cash and cash equivalents, beginning of period	18,473	30,988
Cash and cash equivalents, end of period	$13,585	$26,588

Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Our operating assets and liabilities consist primarily of cash, receivables from customers and unbilled professional services, accounts payable and accrued expenses and deferred revenues. The volume of professional services rendered and the related timing of collections on those bookings, as well as payments of our accounts payable and accrued payroll and related benefits affect these account balances.
Our cash provided by operating activities for the three months ended March 31, 2016 primarily reflects our net loss of $5.6 million plus $0.4 million of foreign currency re-measurement gains, offset by non-cash expenses that included $2.5 million of depreciation and amortization, $0.7 million of non-cash stock compensation expense and $0.7 million loss on disposal of business. Working capital sources of cash included a $1.1 million decrease in accounts receivable, a $0.2 million decrease in prepaids and other and a $1.3 million increase in deferred revenue. These sources of cash were offset by a $0.6 million decrease in accounts payable.
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
For the three months ended March 31, 2016 cash used in investing activities for business combinations, consisted of cash proceeds paid during the period to certain sellers of our website analytics business acquisition, which was acquired in January 2016 totaling $8.1 million, purchases of customer relationships of $0.4 million and purchases of property and equipment of $0.7 million.
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
During the three months ended March 31, 2016, we borrowed $5.0 million under the revolver portion of our credit agreement in conjunction with the acquisition of our website analytics business acquisition, repaid $0.3 million of term notes payable and made principal payments of $0.5 million on capital leases.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Our unaudited interim financial statements and other financial information for the three months ended March 31, 2016, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of March 31, 2016, we had a principal balance of $18.3 million under our U.S. Term Loan, $5.0 million under our U.S. Revolver, $5.8 million under our Canadian Term Loan and $0 under our Canadian Revolver. As of December 31, 2015, we had a principal balance of $18.5 million under our U.S. Loan Agreement and $5.9 million under our Canadian Loan Agreement.

Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $0.5 million for the three months ended March 31, 2016. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Risks Related to Our Business
Other than with respect to the replacement of the risk factor entitled our loan agreements contain operating and financial covenants that may restrict our business and financing activities set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, with the risk factor set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Our credit facility contains operating and financial covenants that may restrict our business and financing activities.

On May 14, 2015, we entered into a $60 million credit facility with Wells Fargo Capital Finance. The facility is comprised of a $25 million term loan, a $10 million revolving credit facility and a $10 million delayed draw term loan for acquisitions. Additionally, the facility provides for an uncommitted $15 million accordion loan to further support future acquisitions and an additional $10 million of subordinated seller notes for acquisitions. As of March 31, 2016, there was $29.1 million outstanding under the credit facility, $24.1 million of which was outstanding under the term loan portion and $5.0 million outstanding under the revolving portion of the credit facility.
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

UPLAND SOFTWARE, INC.
Dated: May 13, 2016	/s/ Michael D. Hill
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