Form 10-Q
period 2016-06-30
Upland Software, Inc.
filed 2016-08-15
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 1, 2016
Common Stock, $0.0001 par value	17,601,564

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,187	$18,473
Accounts receivable (net of allowance of $695 and $581 at June 30, 2016 and December 31, 2015, respectively)	13,646	13,972
Prepaid and other	2,621	2,603
Total current assets	34,454	35,048
Canadian tax credits receivable	1,661	2,018
Property and equipment, net	5,745	6,001
Intangible assets, net	34,407	31,526
Goodwill	67,830	47,422
Other assets	466	399
Total assets	$144,563	$122,414
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,216	$2,548
Accrued compensation	1,835	2,441
Accrued expenses and other	6,033	5,173
Deferred revenue	23,985	19,931
Due to sellers	8,449	2,409
Current maturities of notes payable (includes unamortized discount of $251 and $250 at June 30, 2016 and December 31, 2015, respectively)	1,504	1,500
Total current liabilities	43,022	34,002
Canadian tax credit liability to sellers	398	368
Notes payable, less current maturities (includes unamortized discount of $645 and $758 at June 30, 2016 and December 31, 2015, respectively)	36,355	22,366
Deferred revenue	18	8
Noncurrent deferred tax liability, net	3,050	2,818
Other long-term liabilities	2,741	2,582
Total liabilities	85,584	62,144
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 17,268,246 and 15,746,288 shares issued and outstanding as of June 30, 2016 and December 31, 2015 respectively	2	2
Additional paid-in capital	119,825	112,447
Accumulated other comprehensive loss	(2,808)	(3,289)
Accumulated deficit	(58,040)	(48,890)
Total stockholders’ equity	58,979	60,270
Total liabilities and stockholders’ equity	$144,563	$122,414
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Subscription and support	$16,220	$14,023	$31,461	$28,345
Perpetual license	458	846	776	1,657
Total product revenue	16,678	14,869	32,237	30,002
Professional services	1,892	2,809	3,915	5,204
Total revenue	18,570	17,678	36,152	35,206
Cost of revenue:
Subscription and support	5,634	4,841	10,860	9,573
Professional services	1,106	1,732	2,730	3,640
Total cost of revenue	6,740	6,573	13,590	13,213
Gross profit	11,830	11,105	22,562	21,993
Operating expenses:
Sales and marketing	2,953	3,446	6,022	6,978
Research and development	4,054	4,152	7,964	8,078
Refundable Canadian tax credits	(116)	(122)	(225)	(243)
General and administrative	4,547	4,714	8,670	9,833
Depreciation and amortization	1,476	1,063	2,948	2,077
Acquisition-related expenses	1,380	360	3,808	905
Total operating expenses	14,294	13,613	29,187	27,628
Loss from operations	(2,464)	(2,508)	(6,625)	(5,635)
Other expense:
Interest expense, net	(662)	(576)	(1,223)	(923)
Other expense, net	(293)	(12)	(1,041)	(524)
Total other expense	(955)	(588)	(2,264)	(1,447)
Loss before provision for income taxes	(3,419)	(3,096)	(8,889)	(7,082)
(Provision for) benefit from income taxes	(158)	(238)	(261)	5
Net loss	$(3,577)	$(3,334)	$(9,150)	$(7,077)
Net loss attributable to common shareholders	$(3,577)	$(3,334)	$(9,150)	$(7,077)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.22)	$(0.22)	$(0.58)	$(0.48)
Weighted-average common shares outstanding, basic and diluted	16,269,808	14,867,947	15,851,106	14,854,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Net loss	$(3,577)	$(3,334)	$(9,150)	$(7,077)
Foreign currency translation adjustment	5	188	481	(488)
Comprehensive loss	$(3,572)	$(3,146)	$(8,669)	$(7,565)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(9,150)	$(7,077)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,075	4,040
Deferred income taxes	102	335
Foreign currency re-measurement (gain) loss	(261)	292
Non-cash interest and other expense	129	246
Non-cash stock compensation expense	1,564	1,335
Loss on disposal of business	731	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	1,364	1,517
Prepaids and other	549	(36)
Accounts payable	(1,509)	414
Accrued expenses and other liabilities	258	(1,082)
Deferred revenue	2,095	888
Net cash provided by operating activities	947	872
Investing activities
Purchase of property and equipment	(851)	(325)
Purchase of customer relationships	(408)	(372)
Purchase business combinations, net of cash acquired	(11,844)	(2,820)
Net cash used in investing activities	(13,103)	(3,517)
Financing activities
Payments on capital leases	(908)	(481)
Proceeds from notes payable, net of issuance costs	14,987	23,824
Payments on notes payable	(1,122)	(22,833)
Issuance of common stock, net of issuance costs	113	98
Additional consideration paid to sellers of businesses	(1,484)	—
Net cash provided by financing activities	11,586	608
Effect of exchange rate fluctuations on cash	284	101
Change in cash and cash equivalents	(286)	(1,936)
Cash and cash equivalents, beginning of period	18,473	30,988
Cash and cash equivalents, end of period	$18,187	$29,052
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,093	$694
Cash paid for taxes	$249	$322
Noncash investing and financing activities:
Equipment acquired pursuant to capital lease obligations	$340	$1,085
Issuance of common stock in business combination	$5,700	$—
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K filed with the SEC on March 30, 2016.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include allowance for doubtful accounts, stock-based compensation, contingent consideration, acquired intangible assets, the useful lives of intangible assets and property and equipment, and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from those estimates.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues in the three and six months ended June 30, 2016 or 2015 or for the year ended December 31, 2015, or more than 10% of accounts receivable as of June 30, 2016 or December 31, 2015.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the requirement for an entity to separate deferred income taxes and liabilities into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. As all deferred tax assets and liabilities recognized in the balance sheet as of December 31, 2015 were noncurrent, the early adoption of this guidance in the first quarter of 2016, using retrospective application, does not result in any reclassification as of December 31, 2015.
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
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing. The amendments in ASU 2016-10 do not change the core principle of the guidance in Topic 606. Rather, the amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The Company is currently evaluating the effect that the adoption of ASU 2016-10 will have on its financial statements.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. The amendments in ASU 2012-12 do not change the core principle of the guidance in Topic 606. Rather, the amendments clarify the following aspects of Topic 606: assessing the collectibility, presentation of sales taxes, noncash consideration, contract modifications at transition, completed contracts at modification, and retrospective application, while retaining the related principles for those areas. The Company is currently evaluating the effect that the adoption of ASU 2016-12 will have on its financial statements.
2. Acquisitions
2016 Acquisitions
On January 7, 2016, Upland completed its purchase of substantially all of the assets of our California-based website analytics provider. The purchase price consideration paid was approximately $8.1 million in cash payable at closing (net of $0.3 million of cash acquired) and a $1.2 million cash holdback payable in 12 months (subject to indemnification claims). The foregoing excludes additional potential earnout payments tied to performance-based conditions. Revenues recorded since the acquisition date through June 30, 2016 were approximately $1,479,000.

In addition to the cash consideration described above, the Asset Purchase Agreement included a contingent share consideration component pursuant to which Upland issued an aggregate of $2.4 million in common stock on July 25, 2016. The Company agreed to additional consideration of up to $5 million in cash to the selling shareholders of our website analytics business based on the achievement of certain revenue targets during fiscal years 2016 and 2017.

On March 14, 2016, Upland completed its purchase of substantially all of the assets of Hipcricket, Inc., a cloud-based mobile messaging software provider. The consideration paid to the seller consisted of our issuance of one million shares of our common stock and the transfer of our EPM Live product business. The value of the shares on the closing date of the transaction was approximately $5.7 million and the fair value of our EPM Live product business was approximately $5.9 million. The Company recognized a loss on the transfer in conjunction with the EPM Live net asset value of approximately $0.7 million in Other expense, net. Prior to the transaction, Hipcricket was owned by an affiliate of ESW Capital, LLC, which is a shareholder of Upland. Raymond James & Co. provided a fairness opinion to Upland in connection with the transaction. Revenues recorded since the acquisition date through June 30, 2016 were approximately $1,416,000.

On April 27, 2016, Upland acquired Advanced Processing & Imaging, Inc., a content management platform driving workflow in governments and schools. The purchase price consideration consisted of $4.0 million in cash payable at closing (net of $0.2 million of cash acquired), and a $0.8 million cash holdback payable in 12 months (subject to indemnification claims). Revenues recorded since the acquisition date through June 30, 2016 were approximately $454,000.
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocations for the 2015 acquisition of Ultriva and the 2016 acquisitions of our website analytics business, Hipcricket and API are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to finalize its purchase price allocations in the latter half of 2016.

The following condensed table presents the preliminary acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions, as well as assets and liabilities (in thousands):

	API	HipCricket	Website Analytics Business
Year Acquired or Divested	2016	2016	2016

Cash	$125	$—	$290
Accounts receivable	769	1,275	178
Other current assets	54	238	55
Property and equipment	68	—	5
Customer relationships	1,590	1,900	2,310
Trade name	40	70	70
Technology	780	900	1,390
Goodwill	3,363	7,747	12,524
Other assets	92	—	6
Total assets acquired	6,881	12,130	16,828
Accounts payable	(11)	(200)	—
Accrued expense and other	(170)	—	(178)
Deferred revenue	(1,700)	(330)	(910)
Total liabilities assumed	(1,881)	(530)	(1,088)
Total consideration	$5,000	$11,600	$15,740
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
Goodwill deductible for tax purposes is $4.9 million for our website analytics business acquisition and $8.2 million for HipCricket. There was no Goodwill deductible for tax purposes for our API acquisition.
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

Changes to the fair value of earnout liabilities are recorded to other expense, net. Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$500	$500

	Fair Value Measurements at June 30, 2016
	(unaudited)
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$6,151	$6,151
The earnout consideration liability consists of amounts associated with the acquisitions of Mobile Commons and our website analytics business acquisition. The fair value of the earnout consideration associated with the Mobile Commons acquisition was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration. This $0.5 million Level 3 earnout consideration liability was removed through settlement during the six months ended June 30, 2016. The $6.2 million addition to fair value of the earnout consideration associated with our website analytics business acquisition was determined using the Monte Carlo Simulation method based on the present value of the probability-weighted earnout consideration. The Monte Carlo Simulation method includes assumptions as to probability of various outcomes and, accordingly, the actual contingent consideration incurred could vary from the current estimate. However, the total contingent consideration incurred would not exceed the maximum potential payout of $2.4 million in common stock and $5 million in cash (see Note 2).
Debt
The Company believes the carrying value of its long-term debt at June 30, 2016 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.
The estimated fair value of our debt at June 30, 2016 and December 31, 2015 is $38.8 million and $24.9 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the six months ended June 30, 2016 are summarized in the table below (in thousands):

Balance at December 31, 2015	$47,422
Acquired in business combinations	23,311
Divestiture of business	(3,739)
Adjustment due to prior year business combinations	39
Foreign currency translation adjustment	797
Balance at June 30, 2016	$67,830
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2015:
Customer relationships	1-10	$31,848	$9,054	$22,794
Trade name	1-3	2,909	2,476	433
Developed technology	4-7	13,808	5,509	8,299
Total intangible assets		$48,565	$17,039	$31,526

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2016:
Customer relationships	1-10	$35,461	$10,725	$24,736
Trade name	1.5-3	2,644	2,265	379
Developed technology	4-7	15,265	5,973	9,292
Total intangible assets		$53,370	$18,963	$34,407
The following table summarizes the Company's weighted-average amortization period, in total and by major finite-lived intangible asset class (in years), as of:

	June 30, 2016	December 31, 2015
Customer relationships	9.4	9.3
Trade name	2.8	2.9
Developed technology	6.3	6.4
Total weighted-average amortization period	8.2	8.1
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. There have been no indicators of impairment or change in the useful life during the three and six months ended June 30, 2016 and 2015. Total amortization expense was $3.8 million and $2.9 million during the six months ended June 30, 2016 and 2015, respectively.

Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2016	$3,517
2017	6,242
2018	5,895
2019	5,080
2020 and thereafter	13,673
Total	$34,407
5. Income Taxes
The Company’s income tax provision for the three and six months ended June 30, 2016 and 2015 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are reevaluated each quarter based on the estimated tax expense for the full year. The tax provision for the three and six months ended June 30, 2016 and 2015 is primarily related to foreign income taxes associated with our Canadian operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis. The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at June 30, 2016 and 2015.
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
6. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Numerator:
Net Loss	$(3,577)	$(3,334)	$(9,150)	$(7,077)
Denominator:
Weighted–average common shares outstanding, basic and diluted	16,269,808	14,867,947	15,851,106	14,854,139
Net loss per common share, basic and diluted	$(0.22)	$(0.22)	$(0.58)	$(0.48)

Due to the net losses for the three and six months ended June 30, 2016 and 2015, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents (which does not include 325,998 common shares issued July 25, 2016 in conjunction with the acquisition of our website analytics business, as a result of the achievement of certain revenue targets):

	June 30,
	2016	2015
Stock options	686,667	616,705
Restricted stock	981,175	431,872
Total anti–dilutive common share equivalents	1,667,842	1,048,577
7. Commitments and Contingencies
Purchase Commitments
The Company has an outstanding purchase commitment for software development services pursuant to a technology services agreement in the amount of $2.3 million in 2016, of which $1.1 million was incurred during the six months ended June 30, 2016. For years after 2016, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2016 total revenues increase by 10% as compared to 2015 total revenues, then the 2017 purchase commitment would increase by approximately $0.2 million from the 2016 purchase commitment amount to $2.6 million. A similar 10% increase in 2017 total revenues as compared to 2016 total revenues would increase the 2018 purchase commitment amount from the theoretical 2017 purchase commitment amount of $2.6 million by approximately $0.3 million to $2.9 million.
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on the consolidated financial position or results of operations of the Company.
8. Stockholders' Equity
Restricted Stock Awards
Restricted share activity during the six months ended June 30, 2016 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2015	513,943	$8.15
Awards granted	542,317
Awards vested	(39,935)
Awards forfeited	(35,150)
Unvested balances at 6/30/2016	981,175	$7.61

Stock Option Activity
Stock option activity during the six months ended June 30, 2016 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2015	778,388	$5.75
Options granted	2,408	$5.75
Options exercised	(25,456)	$4.46
Options forfeited	(47,426)	$7.16
Options expired	(21,247)	$3.34
Outstanding at June 30, 2016	686,667	$5.77
Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of subscription and support revenue	$8	$16	$15	$16
Cost of professional services revenue	—	(11)	45	50
Sales and marketing	32	36	42	120
Research and development	28	109	1,462	1,149
General and administrative	802	631	1,564	1,335
Total	$870	$781	$1,564	$1,335
9. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
U.S.	$15,733	$14,099	$30,163	$28,259
Canada	1,011	1,127	2,013	2,223
Other International	1,826	2,452	3,976	4,724
Total Revenues	$18,570	$17,678	$36,152	$35,206

10. Related Party Transactions
The Company purchased software development services pursuant to a technology services agreement with a company controlled by a non-management investor in the Company during the three months ended June 30, 2016 and 2015 in the amount of $570,000 and $450,000 and during the six months ended June 30, 2016 and 2015 in the amount of $1,100,000 and $875,000, respectively. Refer to Note 7 for a description of purchase commitments to this company.
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
The Company also purchased approximately $532,000 and $578,000 in services from a company controlled by a non-management investor in the Company during the three and six months ended June 30, 2016. There are no purchase commitments with this company, and the Company continues to use their services in 2016.
The Company has an arrangement with a former subsidiary to provide management, human resource/payroll and administrative services, the fees for which during 2015 totaled $360,000 and are expected to be similar in 2016, and these fees during the three and six months ended June 30, 2016 and 2015 totaled $90,000 and $180,000, respectively, in both periods.
On March 14, 2016, Upland completed its purchase of substantially all of the assets of Hipcricket, Inc., a cloud-based mobile messaging software provider, and completed the transfer of its EPM Live product business. Prior to the transaction, Hipcricket was owned by an affiliate of ESW Capital, LLC, which is a shareholder of Upland. Raymond James & Co. provided a fairness opinion to Upland in connection with the transaction. Refer to Note 3 for a description of the transaction. Relating to this transaction, the Company is providing certain transition services to and receiving certain transition services from the affiliate. The cost offsets earned by the Company for these services during the three and six months ended June 30, 2016 totaled $554,000 and $706,000 and the fees owed to the affiliate by the Company for these services during the three and six months ended June 30, 2016 totaled $114,000 and $144,000, respectively.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Factors or risks that could cause our actual results to differ from the results we anticipate include, but are not limited to:

•	our financial performance and our ability to achieve or sustain profitability or predict future results;

•	our ability to attract and retain customers;

•	our ability to deliver high-quality customer service;

•	the growth of demand for enterprise work management applications;

•	our ability to effectively manage our growth;

•	our ability to consummate and integrate acquisitions;

•	maintaining our senior management team and key personnel;

•	our ability to maintain and expand our direct sales organization;

•	our ability to obtain financing in the future on acceptable terms or at all;

•	our ability to adapt to changing market conditions and competition;

•	our ability to successfully enter new markets and manage our international expansion;

•	the operation and reliability of our third-party data centers and hosting providers;

•	our ability to manage our consultants and contractors;

•	our ability to adapt to technological change and continue to innovate;

•	economic and financial conditions;

•	our ability to integrate our applications with other software applications;

•	maintaining and expanding our relationships with third parties;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our ability to comply with privacy laws and regulations; and

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
We sell our software applications primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition to our direct sales organization, we have an indirect sales organization, which sells to distributors and value-added resellers. We employ a land-and-expand go-to-market strategy. After we demonstrate the value of an initial application to an organization, our sales and account management teams work to expand the adoption of that application across the organization. Our customer success organization supports our direct sales efforts by managing the post-sale customer lifecycle. We refer to our customer relationships representing greater than $25,000 in annualized recurring revenue as major customers and expansions with respect to a single customer of greater than $25,000 in annualized recurring revenue as major expansions.
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
We have achieved significant growth and scale in a relatively short period of time. Through a series of acquisitions, we have established a diverse family of software applications under the Upland brand, each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in fiscal 2012 to $69.9 million in fiscal 2015, representing a 207% period-over-period growth rate. See Note 9 in the Notes to

Consolidated Financial Statements in this 10-Q for more information regarding our revenue as it relates to domestic and foreign operations.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the years ended December 31, 2015, 2014, and 2013, our subscription and support revenue accounted for 82%, 75% and 75% of our total revenue, respectively and 87% for the six months ended June 30, 2016. Our customer agreements for program and portfolio management, project management and collaboration, and professional services automation typically are sold on a per-seat basis with terms varying from one to three years, paid in advance. Our customer agreements for workflow automation and enterprise content management and financial management historically have been sold on a volume basis with a one-year term, paid in advance. We generally seek to enter into multi-year contracts with our customers when possible. In each case, our customer agreements provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats or total minimum contracted volume a customer is entitled to use as part of its subscription, but these seats or minimum contracted volume may not be fully utilized over the term of the agreement. In addition, where customers exceed the minimum contracted volume, additional overage fees are billed in arrears.
Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the years ended December 31, 2015, 2014, and 2013, our perpetual license revenue accounted for 4%, 4%, and 5% of our total revenue, respectively and 2% for the six months ended June 30, 2016. We expect perpetual license revenue to decrease as a percentage of revenue in the future. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue.
Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the years ended December 31, 2015, 2014, and 2013, our professional services revenue accounted for 14%, 21%, and 20% of our total revenue, respectively and 11% for the six months ended June 30, 2016. We expect the proportional revenue contribution of product and professional services revenue to shift more to product revenue and less to professional services revenue in future periods.
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
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses to enhance the features and functionalities of our applications, expand our customer base and provide access to new markets and increased benefits of scale. We will prioritize acquisitions within the enterprise functions we currently serve, including information technology, process excellence, finance, professional services and marketing, as well as pursue acquisitions that serve other enterprise functions. Consistent with our growth strategy, we have made twelve acquisitions since our initial acquisition in 2012 through the period ending June 30, 2016.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Reconciliation of GAAP Net loss to Non-GAAP Adjusted EBITDA:
Net Loss	$(3,577)	$(3,334)	$(9,150)	$(7,077)
Add:
Depreciation and amortization expense	2,560	2,039	5,075	4,040
Interest expense, net	662	576	1,223	923
Other expense (income), net	293	12	1,041	524
Provision for (benefit from) income taxes	158	238	261	(5)
Stock-based compensation expense	870	781	1,564	1,335
Acquisition-related expense	1,380	360	3,808	905
Nonrecurring litigation expense	13	—	25	371
Purchase accounting deferred revenue discount	417	84	932	197
Adjusted EBITDA	$2,776	$756	$4,779	$1,213
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

Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. The use of Adjusted EBITDA has limitations, including:

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$16,220	87%	$14,023	79%	$31,461	87%	$28,345	81%
Perpetual license	458	2%	846	5%	776	2%	1,657	5%
Total product revenue	16,678	89%	14,869	84%	32,237	89%	30,002	86%
Professional services	1,892	11%	2,809	16%	3,915	11%	5,204	14%
Total revenue	18,570	100%	17,678	100%	36,152	100%	35,206	100%
Cost of revenue:
Subscription and support (1)(3)	5,634	30%	4,841	27%	10,860	30%	9,573	27%
Professional services (1)	1,106	6%	1,732	10%	2,730	8%	3,640	11%
Total cost of revenue	6,740	36%	6,573	37%	13,590	38%	13,213	38%
Gross profit	11,830	64%	11,105	63%	22,562	62%	21,993	62%
Operating expenses:
Sales and marketing (1)	2,953	16%	3,446	19%	6,022	17%	6,978	20%
Research and development (1)	4,054	22%	4,152	23%	7,964	22%	8,078	23%
Refundable Canadian tax credits	(116)	(1)%	(122)	(1)%	(225)	(1)%	(243)	(1)%
General and administrative (1)(2)	4,547	24%	4,714	27%	8,670	24%	9,833	28%
Depreciation and amortization	1,476	8%	1,063	6%	2,948	8%	2,077	6%
Acquisition-related expenses	1,380	8%	360	3%	3,808	11%	905	2%
Total operating expenses	14,294	77%	13,613	77%	29,187	81%	27,628	78%
Loss from operations	(2,464)	(13)%	(2,508)	(14)%	(6,625)	(19)%	(5,635)	(16)%
Other Expense:
Interest expense, net	(662)	(4)%	(576)	(3)%	(1,223)	(3)%	(923)	(3)%
Other expense, net	(293)	(1)%	(12)	—%	(1,041)	(3)%	(524)	(1)%
Total other expense	(955)	(5)%	(588)	(3)%	(2,264)	(6)%	(1,447)	(4)%
Loss before provision for income taxes	(3,419)	(18)%	(3,096)	(17)%	(8,889)	(25)%	(7,082)	(20)%
(Provision for) benefit from income taxes	(158)	(1)%	(238)	(2)%	(261)	—%	5	—%
Loss from continuing operations	(3,577)	(19)%	(3,334)	(19)%	(9,150)	(25)%	(7,077)	(20)%
Net loss	$(3,577)	(19)%	$(3,334)	(19)%	$(9,150)	(25)%	$(7,077)	(20)%
Net loss attributable to common shareholders	$(3,577)	(19)%	$(3,334)	(19)%	$(13,664)	(38)%	$(7,077)	(20)%
Net loss per common share:
Loss per common share, basic and diluted	$(0.22)		$(0.22)		$(0.58)		$(0.48)

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 8 of the Notes to Condensed Consolidated Financial Statements.
(2) Includes General and administrative stock-based compensation of $802,000 and $631,000 for the three months ended June 30, 2016 and 2015, respectively and $1,462,000 and $1,149,000 for the six months ended June 30, 2016 and 2015, respectively.

(3) Includes depreciation and amortization of $1,084,000 and $976,000 for the three months ended June 30, 2016 and 2015, respectively, and $2,127,000 and $1,963,000 for the six months ended June 30, 2016 and 2015, respectively.

Comparison of the Three and Six Months Ended June 30, 2016 and 2015
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Revenue:
Subscription and support	$16,220	$14,023	16%	$31,461	$28,345	11%
Perpetual license	458	846	(46)%	776	1,657	(53)%
Total product revenue	16,678	14,869	12%	32,237	30,002	7%
Professional services	1,892	2,809	(33)%	3,915	5,204	(25)%
Total revenue	$18,570	$17,678	5%	$36,152	$35,206	3%

Percentage of revenue:
Subscription and support	87%	79%		87%	81%
Perpetual license	2%	5%		2%	5%
Total product revenue	89%	84%		89%	86%
Professional services	11%	16%		11%	14%
Total revenue	100%	100%		100%	100%
For the Three Months Ended June 30, 2016
Total revenue was $18.6 million in the three months ended June 30, 2016, compared to $17.7 million in the three months ended June 30, 2015, an increase of $0.9 million, or 5%. The 2015 and 2016 acquisitions contributed an increase of $3.2 million after the reduction of $0.4 million purchase accounting deferred revenue discount. Total revenue declined by $2.0 million due to the divestiture of the EPM Live product line in Q1 2016 and by $0.2 million from a lower foreign currency exchange rate between the Canada dollar versus the U.S. dollar during the most recent period. Therefore, on a constant currency basis, total revenue for the organic business decreased by $0.1 million or 1%.

Subscription and support revenue was $16.2 million in the three months ended June 30, 2016, compared to $14.0 million in the three months ended June 30, 2015, an increase of $2.2 million, or 16%. The 2015 and 2016 acquisitions contributed to an increase in subscription and support revenue of $2.9 million after the reduction of $0.4 million purchase accounting deferred revenue discount. Subscription and support revenue decreased by $0.8 million due to the divestiture of the EPM Live product line in Q1 2016 and decreased by $0.2 million from a lower foreign currency exchange rate between the Canada dollar versus the U.S. dollar during the most recent period. Therefore, on a constant currency basis, subscription and support revenue for the organic business increased by $0.2 million or 2%.

Perpetual license revenue was $0.5 million in the three months ended June 30, 2016 as compared to $0.8 million in the three months ended June 30, 2015, a decrease of $0.4 million, or 46%. Perpetual license revenue declined by $0.2 million due to the divestiture of the EPM Live product line and the remaining $0.2 million decline was organic as we continue to focus sales efforts on recurring revenue customer contracts over one-time perpetual license sales.
Professional services revenue was $1.9 million in the three months ended June 30, 2016, compared to $2.8 million in the three months ended June 30, 2015, a decrease of $0.9 million, or 33%. The acquisitions we closed in 2015 and 2016 contributed to a $0.3 million increase to professional services revenue. The divestiture of the EPM product line in Q1 2016 contributed to a $1.0 million decrease in professional services revenue.  On a constant currency basis, revenue from the organic portion of our professional services business decreased by $0.2 million, or 12% from the prior year.

For the Six Months Ended June 30, 2016
Total revenue was $36.2 million in the six months ended June 30, 2016, compared to $35.2 million in the six months ended June 30, 2015, an increase of $0.9 million, or 3%. The 2015 and 2016 acquisitions contributed an increase in total revenue of $5.0 million after the reduction of $0.9 million purchase accounting deferred revenue discount. Total revenue declined by $3.1 million due to the divestiture of the EPM Live product line at the end of February 2016, and by $0.7 million from a lower foreign currency exchange rate between the Canada dollar versus the U.S. dollar during the most recent period. Therefore, on a constant currency basis, total revenue for the organic business declined by $0.2 million or 1%.

Subscription and support revenue was $31.5 million in the six months ended June 30, 2016, compared to $28.3 million in the six months ended June 30, 2015, an increase of $3.1 million, or 11%. Of the increase in subscription and support revenue, the 2015 and 2016 acquisitions contributed to an increase of $4.5 million after the reduction of $0.9 million purchase accounting deferred revenue discount. Subscription and support revenue decreased by $1.3 million due to the divestiture of the EPM Live product line at the end of February 2016, and decreased by $0.6 million from a lower foreign currency exchange rate between the Canada dollar versus the U.S. dollar during the most recent period. Therefore, on a constant currency basis, subscription and support revenue for the organic business grew by $0.5 million or 2%.

Perpetual license revenue was $0.8 million in the six months ended June 30, 2016 as compared to $1.7 million in the six months ended June 30, 2015, a decrease of $0.9 million, or 53%. Perpetual license revenue declined by $0.4 million due to the divestiture of the EPM Live product line at the end of February 2016 and the remaining $0.5 million decline was organic as we continue to focus sales efforts on recurring revenue customer contracts over one-time perpetual license sales.
Professional services revenue was $3.9 million in the six months ended June 30, 2016, compared to $5.2 million in the six months ended June 30, 2015, a decrease of $1.3 million, or 25%. The acquisitions we closed in 2015 and 2016 contributed to a $0.4 million increase to professional services revenue. The divestiture of the EPM product line at the end of February 2016 contributed to a $1.4 million decrease in professional services revenue. A decrease of $0.1 million was attributable to a lower foreign currency exchange rate between the Canada dollar versus the U.S. dollar during the most recent period.  Therefore, on a constant currency basis, subscription and support revenue for the organic business grew by $0.1 million or 4%.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$5,634	$4,841	16%	$10,860	$9,573	13%
Professional services	1,106	1,732	(36)%	2,730	3,640	(25)%
Total cost of revenue	6,740	6,573	3%	13,590	13,213	3%
Gross profit	$11,830	$11,105	7%	$22,562	$21,993	3%

Percentage of total revenue:
Subscription and support (1)	30%	27%		30%	27%
Professional services	6%	10%		8%	11%
Total cost of revenue	36%	37%		38%	38%
Gross profit	64%	63%		62%	62%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$466	$449		$911	$910
Amortization	$618	$527		$1,216	$1,053

For the Three Months Ended June 30, 2016
Cost of subscription and support revenue was $5.6 million in the three months ended June 30, 2016, compared to $4.8 million in the three months ended June 30, 2015, an increase of $0.8 million, or 16%. The 2015 and 2016 acquisitions contributed a $0.3 million increase in cost of subscription and support revenue, which consisted primarily of personnel and related costs and amortization of acquired intangible assets. Cost of subscription and support revenue decreased by $0.4 million due to the divestiture of the EPM Live product line in Q1 2016 which consisted primarily of personnel and related costs. Cost of subscription and support revenue for the organic portion of our business increased $0.9 million in the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to an increase in mobile messaging volume and activity, and additional third party software and equipment costs to support new and existing customers

Cost of professional services revenue was $1.1 million in the three months ended June 30, 2016, compared to $1.7 million in the three months ended June 30, 2015, a decrease of $0.6 million, or 36%. The 2015 and 2016 acquisitions contributed an increase in cost of professional services revenue of $0.1 million primarily due to personnel and related costs. Cost of professional services revenue decreased $0.5 million due to the divestiture of the EPM Live product line in Q1 2016 consisting primarily of personnel and related costs. The cost of the organic portion of our professional services business declined by $0.2 million and consisted primarily of reduced personnel and related costs.

For the Six Months Ended June 30, 2016
Cost of subscription and support revenue was $10.9 million in the six months ended June 30, 2016, compared to $9.6 million in the six months ended June 30, 2015,an increase of $1.3 million, or 13%. The 2015 and 2016 acquisitions contributed a $0.5 million increase in cost of subscription and support revenue, which consisted primarily of amortization of acquired intangible assets. Cost of subscription and support revenue decreased by $0.7 million due to the divestiture of the EPM Live product line in Q1 2016 which consisted primarily of personnel and related costs. Cost of subscription and support revenue for the organic portion of our business increased by $1.5 million in the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to an increase in mobile messaging volume and activity.

Cost of professional services revenue was $2.7 million in the six months ended June 30, 2016, compared to $3.6 million in the six months ended June 30, 2015, a decrease of $0.9 million, or 25%. The 2015 and 2016 acquisitions contributed an increase in cost of professional services revenue of $0.3 million primarily due to personnel and related costs. Cost of professional services revenue decreased $0.8 million due to the divestiture of the EPM Live product line in Q1 2016 consisting primarily of personnel and related costs. The cost of the organic portion of our professional services business declined by $0.4 million and consisted primarily of personnel and related costs.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$2,953	$3,446	(14)%	$6,022	$6,978	(14)%
Percentage of total revenue	16%	19%		17%	20%

For the Three Months Ended June 30, 2016
Sales and marketing expense was $3.0 million in the three months ended June 30, 2016, compared to $3.4 million in the three months ended June 30, 2015, a decrease of $0.5 million, or 14%. The 2015 and 2016 acquisitions contributed $0.5 million of increased sales and marketing cost primarily consisting of personnel and related costs while the divestiture of the EPM Live product line in Q1 2016 decreased sales and marketing costs by $0.5 million primarily consisting of personnel and related costs. Sales and marketing expense for the organic portion of our business decreased $0.5 million primarily due to a decrease in marketing program costs and personnel costs as we focus on existing customer expansion instead of acquiring new customers.
For the Six Months Ended June 30, 2016
Sales and marketing expense was $6.0 million in the six months ended June 30, 2016, compared to $7.0 million in the six months ended June 30, 2015, a decrease of $1.0 million, or 14%. The 2015 and 2016 acquisitions contributed $1.0 million of increased sales and marketing cost primarily consisting of personnel and related costs while the divestiture of the EPM Live product line in Q1 2016 decreased sales and marketing costs by $0.7 million primarily consisting of personnel and related costs. Sales and marketing expense for the organic portion of our business decreased $1.3 million primarily due to a decrease in marketing program costs and personnel costs as we focus on existing customer expansion instead of acquiring new customers.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$4,054	$4,152	(2)%	$7,964	$8,078	(1)%
Refundable Canadian tax credits	(116)	(122)	(5)%	(225)	(243)	(7)%
Total research and development	$3,938	$4,030	(2)%	$7,739	$7,835	(1)%

Percentage of total revenue:
Research and development	22%	23%		22%	23%
Refundable Canadian tax credits	(1)%	(1)%		(1)%	(1)%
Total research and development	39%	37%		38%	38%

For the Three Months Ended June 30, 2016
Research and development expense was $4.1 million in the three months ended June 30, 2016, compared to $4.2 million in the three months ended June 30, 2015, a decrease of 0.1 million, or 2%. The 2015 and 2016 acquisitions contributed a $0.3 million increase to research and development expense primarily due to personnel and related costs. The divestiture of the EPM Live product line in Q1 2016 decreased research and development expense by $0.3 million primarily consisting of personnel and contractor costs. Research and development expense for our organic business decreased by $0.1 million due to a decrease of $0.4 million in personnel and related costs which offset an increase of $0.3 million in contractor costs.

Refundable Canadian tax credits were $0.1 million in the three months ended June 30, 2016, compared to the same amount in the three months ended June 30, 2015.

For the Six Months Ended June 30, 2016
Research and development expense was $8.0 million in the six months ended June 30, 2016, compared to $8.1 million in the six months ended June 30, 2015, a decrease of 0.1 million, or 1%. The 2015 and 2016 acquisitions contributed a $0.4 million increase to research and development expense primarily due to personnel and related costs. The divestiture of the EPM Live product line in Q1 2016 decreased research and development expense by $0.3 million primarily consisting of personnel and related costs. Research and development expense for our organic business decreased by $0.2 million primarily due to a net decrease in personnel and related costs.

Refundable Canadian tax credits were $0.2 million in the six months ended June 30, 2016, compared to the same amount in the six months ended June 30, 2015.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$4,547	$4,714	(4)%	$8,670	$9,833	(12)%
Percentage of total revenue	24%	27%		24%	28%

For the Three Months Ended June 30, 2016
General and administrative expense was $4.5 million in the three months ended June 30, 2016, compared to $4.7 million in the three months ended June 30, 2015, a decrease of $0.2 million, or 4%. An increase in general administrative expense of $0.1 million was due to the 2015 and 2016 acquisitions which consisted primarily of personnel costs and administrative fees. The divestiture of the EPM Live product line in Q1 2016 decreased general and administrative expense by $0.1 million primarily consisting of personnel and related costs. General and administrative expense from our organic business decreased by $0.2 million primarily due to a $0.5 million decrease in personnel and related costs, as well as decreases in outsourced professional service fees and contractor costs, most of which are the result of our planned operating efficiencies. The remaining $0.3 million increase in general administrative expense was attributable to non-cash stock compensation expense, and public company reporting and filing costs.
For the Six Months Ended June 30, 2016
General and administrative expense was $8.7 million in the six months ended June 30, 2016, compared to $9.8 million in the six months ended June 30, 2015, a decrease of $1.2 million, or 12%. An increase in general administrative expense of $0.2 million was due to the 2015 and 2016 acquisitions which consisted primarily of personnel costs and administrative fees. The divestiture of the EPM Live product line in Q1 2016 decreased general and administrative expense by $0.2 million primarily consisting of personnel and related costs. General and administrative expense from our organic business decreased by $1.2 million primarily due to a $0.9 million decrease in personnel and related costs, most of which are the result of our planned operating efficiencies, and a $0.3 million decrease in non-recurring litigation expenses. The remaining $0.5 million increase in general and administrative expense was attributable to non-cash stock compensation expense, and public company reporting and filing costs.
Depreciation and Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization:
Depreciation	167	111	50%	$316	215	47%
Amortization	1,309	952	38%	2,632	1,862	41%
Total depreciation and amortization	1,476	1,063	39%	$2,948	2,077	42%

Percentage of total revenue:
Depreciation	1%	1%		1%	1%
Amortization	7%	5%		7%	5%
Total depreciation and amortization	8%	6%		8%	6%

For the Three Months Ended June 30, 2016
Depreciation and amortization expense was $1.5 million in the three months ended June 30, 2016, compared to $1.1 million in the three months ended June 30, 2015, an increase of $0.4 million, or 39%. Amortization expense increased by $0.4 million primarily from amortization expense related to the acquired intangible assets of the 2015 and 2016 acquisitions. The divestiture of the EPM Live product line in Q1 2016 decreased amortization expense by $0.1 million.

For the Six Months Ended June 30, 2016
Depreciation and amortization expense was $2.9 million in the six months ended June 30, 2016, compared to $2.1 million in the six months ended June 30, 2015, an increase of $0.9 million, or 42%. Amortization expense increased by $0.8 million primarily from amortization expense related to the acquired intangible assets of the 2015 and 2016 acquisitions.
Acquisition-related Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Acquisition-related expenses	$1,380	$360	283%	$3,808	$905	321%
Percentage of total revenue	8%	3%		11%	2%

For the Three Months Ended June 30, 2016
Acquisition related expense was $1.4 million in the three months ended June 30, 2016, compared to $0.4 million in the three months ended June 30, 2015, an increase of $1.0 million, or 283%. The increase was due to a greater number of acquisition transactions in and around the most recent quarter as compared to the year ago period.
For the Six Months Ended June 30, 2016
Acquisition related expense was $3.8 million in the six months ended June 30, 2016, compared to $0.9 million in the six months ended June 30, 2015, an increase of $2.9 million, or 321%. The increase was due to a greater number of acquisition transactions in and around the most recent quarter as compared to the year ago period.
Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Other expense:
Interest expense, net	(662)	(576)	15%	(1,223)	(923)	33%
Other expense, net	(293)	(12)	2,342%	(1,041)	(524)	99%
Total other expense	(955)	(588)	62%	(2,264)	(1,447)	56%

Percentage of total revenue:
Interest expense, net	(4)%	(3)%		(3)%	(3)%
Other expense, net	(1)%	—%		(3)%	(1)%
Total other expense	(5)%	(3)%		(6)%	(4)%
For the Three Months Ended June 30, 2016
Interest expense was $0.7 million in the three months ended June 30, 2016, compared to $0.6 million in the three months ended June 30, 2015, an increase in interest expense of $0.1 million, or 15%. The increase was due to an increase in borrowing on our debt facility with Wells Fargo Capital Finance for our recent acquisitions.
Other expense was $0.3 million in the three months ended June 30, 2016, compared to other expense of $0.0 million in the three months ended June 30, 2015, an increase of $0.3 million due to lower foreign currency exchange rate between the Canada dollar versus the U.S. dollar during the most recent period.

For the Six Months Ended June 30, 2016
Interest expense was $1.2 million in the six months ended June 30, 2016, compared to $0.9 million in the six months ended June 30, 2015, an increase in interest expense of $0.3 million, or 33%. The increase was due to an increase in borrowing on our debt facility with Wells Fargo Capital Finance for our recent acquisitions.
Other expense was $1.0 million in the six months ended June 30, 2016, compared to $0.5 million in the six months ended June 30, 2015, an increase of $0.5 million. Other expenses of $0.8 million in the six months ended June 30, 2016 were due to the non-cash accounting loss on the divestiture of the EPM Live assets as part of the acquisition of Hipcricket partially off-set by a $0.2 million decrease in currency translation loss for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The remaining $0.1 million decrease was due to a one-time Canadian provincial tax expense during the six months ended June 30, 2015.
(Provision for) Benefit from Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
(Provision for) benefit from income taxes	(158)	(238)	(34)%	(261)	5	(5,320)%
Percentage of total revenue	(1)%	(2)%		—%	—%

For the Three Months Ended June 30, 2016
Provision for income taxes was $0.2 million in the three months ended June 30, 2016, compared to the provision for income taxes of $0.2 million in the three months ended June 30, 2015, a decrease of $0.1 million, or 34% due to an increase in pre-tax net income in our Canadian operations compared to the prior period.
For the Six Months Ended June 30, 2016
Provision for income taxes was $0.3 million in the six months ended June 30, 2016, compared to a non-material benefit for income taxes of $0.0 million in the six months ended June 30, 2015, an increase of $0.3 million, or 5,320% due to an increase in pre-tax net income in our Canadian operations compared to the prior period.
Liquidity and Capital Resources
To date, we have financed our operations primarily through issuance of preferred stock and common stock and cash from operating activities, and to a lesser extent, borrowing under our loan and security agreements and the issuance of seller notes. As of June 30, 2016, we had cash and cash equivalents of $18.2 million, $5.0 million of available borrowings under our loan and security agreements, and $38.8 million of borrowings outstanding under our loan and security agreements compared to cash and cash equivalents of $18.5 million, $20.0 million of available borrowings under our loan and security agreements, and $24.4 million of borrowings outstanding under our loan and security agreements as of December 31, 2015. In addition to the available borrowings noted above, our current credit facility provides for an additional $10.0 million in subordinated seller notes for acquisitions plus an uncommitted $15.0 million accordion loan for future acquisitions.
As of June 30, 2016 and December 31, 2015, we had a working capital deficit of $8.6 million and surplus of $1.0 million, respectively, which included $24.0 million and $19.9 million of deferred revenue recorded as a current liability as of June 30, 2016 and December 31, 2015, respectively. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$947	$872
Net cash used in investing activities	(13,103)	(3,517)
Net cash provided by financing activities	11,586	608
Effect of exchange rate fluctuations on cash	284	101
Change in cash and cash equivalents	(286)	(1,936)
Cash and cash equivalents, beginning of period	18,473	30,988
Cash and cash equivalents, end of period	$18,187	$29,052

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
Our cash provided by operating activities for the six months ended June 30, 2016 primarily reflects our net loss of $9.2 million plus non-cash expenses that included $5.1 million of depreciation and amortization, $1.6 million of non-cash stock compensation expense and $0.7 million loss on disposal of business offset by $0.3 million of foreign currency re-measurement gains. Working capital sources of cash included a $1.4 million decrease in accounts receivable, a $0.5 million decrease in prepaids and other, a $0.3 million increase in accrued expenses and other liabilities and a $2.1 million increase in deferred revenue. These sources of cash were offset by a $1.5 million decrease in accounts payable.
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
For the six months ended June 30, 2016 cash used in investing activities for business combinations, consisted of cash proceeds paid during the period to certain sellers of our website analytics and workflow automation business acquisitions, which were acquired in January and April, 2016, respectively totaling $11.8 million, purchases of customer relationships of $0.4 million and purchases of property and equipment of $0.9 million.
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
During the six months ended June 30, 2016, we borrowed $5.0 million under the revolver portion of our credit agreement in addition to borrowing $10.0 million under the delayed draw term loan of our credit agreement in conjunction with the acquisition of our website analytics and workflow automation business acquisitions, repaid $1.1 million of term notes payable, paid $1.5 million in additional consideration to sellers of acquired businesses and made principal payments of $0.9 million on capital leases.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Our unaudited interim financial statements and other financial information for the three and six months ended June 30, 2016, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of June 30, 2016, we had a principal balance of $28.1 million under our U.S. Term Loan, $5.0 million under our U.S. Revolver, $5.7 million under our Canadian Term Loan and $0 under our Canadian Revolver. As of December 31, 2015, we had a principal balance of $18.5 million under our U.S. Loan Agreement and $5.9 million under our Canadian Loan Agreement.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $1.1 million for the six months ended June 30, 2016. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On May 14, 2015, we entered into a $60 million credit facility with Wells Fargo Capital Finance. The facility is comprised of a $25 million term loan, a $10 million revolving credit facility and a $10 million delayed draw term loan for acquisitions. Additionally, the facility provides for an uncommitted $15 million accordion loan to further support future acquisitions and an additional $10 million of subordinated seller notes for acquisitions. As of June 30, 2016, there was $38.8 million outstanding under the credit facility, $33.8 million of which was outstanding under the term loan portion and $5.0 million outstanding under the revolving portion of the credit facility.
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

UPLAND SOFTWARE, INC.
Dated: August 15, 2016	/s/ Michael D. Hill
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