Form 10-Q
period 2016-09-30
Upland Software, Inc.
filed 2016-11-14
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 1, 2016
Common Stock, $0.0001 par value	17,841,355

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except for share and per share information)

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$17,480	$18,473
Accounts receivable (net of allowance of $811 and $581 at September 30, 2016 and December 31, 2015, respectively)	14,679	13,972
Prepaid and other	2,282	2,603
Total current assets	34,441	35,048
Canadian tax credits receivable	1,751	2,018
Property and equipment, net	5,588	6,001
Intangible assets, net	31,217	31,526
Goodwill	68,441	47,422
Other assets	440	399
Total assets	$141,878	$122,414
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,598	$2,548
Accrued compensation	2,165	2,441
Accrued expenses and other	4,571	5,173
Deferred revenue	23,134	19,931
Due to sellers	5,728	2,409
Current maturities of notes payable (includes unamortized discount of $265 and $250 at September 30, 2016 and December 31, 2015, respectively)	1,490	1,500
Total current liabilities	39,686	34,002
Canadian tax credit liability to sellers	405	368
Notes payable, less current maturities (includes unamortized discount of $625 and $758 at September 30, 2016 and December 31, 2015, respectively)	35,937	22,366
Deferred revenue	139	8
Noncurrent deferred tax liability, net	3,189	2,818
Other long-term liabilities	2,416	2,582
Total liabilities	81,772	62,144
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 17,839,507 and 15,746,288 shares issued and outstanding as of September 30, 2016 and December 31, 2015 respectively	2	2
Additional paid-in capital	123,409	112,447
Accumulated other comprehensive loss	(2,875)	(3,289)
Accumulated deficit	(60,430)	(48,890)
Total stockholders’ equity	60,106	60,270
Total liabilities and stockholders’ equity	$141,878	$122,414
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except for share and per share information)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Subscription and support	$17,029	$14,129	$48,490	$42,474
Perpetual license	332	540	1,108	2,197
Total product revenue	17,361	14,669	49,598	44,671
Professional services	1,880	2,436	5,795	7,640
Total revenue	19,241	17,105	55,393	52,311
Cost of revenue:
Subscription and support	5,747	4,771	16,607	14,344
Professional services	1,045	1,677	3,775	5,317
Total cost of revenue	6,792	6,448	20,382	19,661
Gross profit	12,449	10,657	35,011	32,650
Operating expenses:
Sales and marketing	3,097	2,929	9,119	9,907
Research and development	3,737	3,852	11,701	11,930
Refundable Canadian tax credits	(115)	(115)	(340)	(358)
General and administrative	4,670	4,494	13,340	14,327
Depreciation and amortization	1,322	1,130	4,270	3,207
Acquisition-related expenses	1,047	176	4,855	1,081
Total operating expenses	13,758	12,466	42,945	40,094
Loss from operations	(1,309)	(1,809)	(7,934)	(7,444)
Other expense:
Interest expense, net	(709)	(462)	(1,932)	(1,385)
Other expense, net	(64)	137	(1,105)	(387)
Total other expense	(773)	(325)	(3,037)	(1,772)
Loss before provision for income taxes	(2,082)	(2,134)	(10,971)	(9,216)
Provision for income taxes	(308)	(190)	(569)	(185)
Net loss	$(2,390)	$(2,324)	$(11,540)	$(9,401)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.14)	$(0.16)	$(0.71)	$(0.63)
Weighted-average common shares outstanding, basic and diluted	16,702,062	14,934,796	16,339,983	14,882,893
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(2,390)	$(2,324)	$(11,540)	$(9,401)
Foreign currency translation adjustment	(67)	(757)	414	(1,245)
Comprehensive loss	$(2,457)	$(3,081)	$(11,126)	$(10,646)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(11,540)	$(9,401)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,499	6,077
Deferred income taxes	251	450
Foreign currency re-measurement (gain) loss	(222)	779
Non-cash interest and other expense	196	312
Non-cash stock compensation expense	2,664	1,990
Loss on disposal of business	686	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	310	3,689
Prepaids and other	820	1,097
Accounts payable	(126)	40
Accrued expenses and other liabilities	(828)	(2,069)
Deferred revenue	1,425	(1,293)
Net cash provided by operating activities	1,135	1,671
Investing activities
Purchase of property and equipment	(886)	(461)
Purchase of customer relationships	(408)	(372)
Purchase business combinations, net of cash acquired	(11,846)	(2,714)
Net cash used in investing activities	(13,140)	(3,547)
Financing activities
Payments on capital leases	(1,320)	(767)
Proceeds from notes payable, net of issuance costs	14,925	24,088
Payments on notes payable	(1,560)	(23,592)
Issuance of common stock, net of issuance costs	197	62
Additional consideration paid to sellers of businesses	(1,484)	(9)
Net cash provided by (used in) financing activities	10,758	(218)
Effect of exchange rate fluctuations on cash	254	(200)
Change in cash and cash equivalents	(993)	(2,294)
Cash and cash equivalents, beginning of period	18,473	30,988
Cash and cash equivalents, end of period	$17,480	$28,694
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,707	$1,108
Cash paid for taxes	$518	$327
Noncash investing and financing activities:
Equipment acquired pursuant to capital lease obligations	$802	$1,796
Issuance of common stock in business combination	$8,100	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other period.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues in the three and nine months ended September 30, 2016 or 2015 or for the year ended December 31, 2015, or more than 10% of accounts receivable as of September 30, 2016 or December 31, 2015.
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
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments”, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the effect that the adoption of ASU 2016-13 will have on its financial statements.
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-15 will have on its financial statements.
2. Acquisitions
2016 Acquisitions
On January 7, 2016, Upland completed its purchase of substantially all of the assets of our California-based website analytics provider. The purchase price consideration paid was approximately $8.1 million in cash payable at closing (net of $0.3 million of cash acquired) and a $1.2 million cash holdback payable in 12 months (subject to indemnification claims). The foregoing excludes additional potential earnout payments tied to performance-based conditions. Revenues recorded since the acquisition date through September 30, 2016 were approximately $2,365,000.

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

On March 14, 2016, Upland completed its purchase of substantially all of the assets of Hipcricket, Inc., a cloud-based mobile messaging software provider. The consideration paid to the seller consisted of our issuance of one million shares of our common stock and the transfer of our EPM Live product business. The value of the shares on the closing date of the transaction was approximately $5.7 million and the fair value of our EPM Live product business was approximately $5.9 million. The Company recognized a loss on the transfer in conjunction with the EPM Live net asset value of approximately $0.7 million in Other expense, net. Prior to the transaction, Hipcricket was owned by an affiliate of ESW Capital, LLC, which is a shareholder of Upland. Raymond James & Co. provided a fairness opinion to Upland in connection with the transaction. Revenues recorded since the acquisition date through September 30, 2016 were approximately $2,447,000.

On April 27, 2016, Upland acquired Advanced Processing & Imaging, Inc., a content management platform driving workflow in governments and schools. The purchase price consideration consisted of $4.0 million in cash payable at closing (net of $0.2 million of cash acquired), and a $0.8 million cash holdback payable in 12 months (subject to indemnification claims). Revenues recorded since the acquisition date through September 30, 2016 were approximately $1,088,000.
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
Changes to the fair value of earnout liabilities are recorded to other expense, net. Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$500	$500

	Fair Value Measurements at September 30, 2016
	(unaudited)
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$3,100	$3,100
The earnout consideration liability consists of amounts associated with the acquisitions of Mobile Commons and our website analytics business acquisition. The fair value of the earnout consideration associated with the Mobile Commons acquisition was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration. This $0.5 million Level 3 earnout consideration liability was removed through settlement during the nine months ended September 30, 2016. The $3.1 million addition to fair value of the earnout consideration associated with our website analytics business acquisition was determined using the Monte Carlo Simulation method based on the present value of the probability-weighted earnout consideration. The Monte Carlo Simulation method includes assumptions as to probability of various outcomes and, accordingly, the actual contingent consideration incurred could vary from the current estimate. However, the total contingent consideration incurred would not exceed the maximum potential payout of $5.0 million in cash and $2.4 million in common stock (which was fully issued during July, 2016). In conjunction with the contingent stock consideration, the increase in fair value issued over carrying value of $80 thousand was recorded in Other Expense (see Note 2).
The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

Beginning balance at January 1, 2016	500
Additions - stock earnouts	2,320
Additions - cash earnouts	3,100
Change in fair value - stock earnouts	80
Settlements - cash earnouts	(500)
Settlements - stock earnouts	(2,400)
Ending balance at December 31, 2016	3,100
Debt
The Company believes the carrying value of its long-term debt at September 30, 2016 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.

The estimated fair value of our debt at September 30, 2016 and December 31, 2015 is $38.3 million and $24.9 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the nine months ended September 30, 2016 are summarized in the table below (in thousands):

Balance at December 31, 2015	$47,422
Acquired in business combinations	23,934
Divestiture of business	(3,673)
Adjustment due to prior year business combinations	48
Foreign currency translation adjustment	710
Balance at September 30, 2016	$68,441
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2015:
Customer relationships	1-10	$31,848	$9,054	$22,794
Trade name	1-3	2,909	2,476	433
Developed technology	4-7	13,808	5,509	8,299
Total intangible assets		$48,565	$17,039	$31,526

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2016:
Customer relationships	1-10	$33,990	$11,749	$22,241
Trade name	1.5-3	2,642	2,371	271
Developed technology	4-7	15,298	6,593	8,705
Total intangible assets		$51,930	$20,713	$31,217
The following table summarizes the Company's weighted-average amortization period, in total and by major finite-lived intangible asset class (in years), as of:

	September 30, 2016	December 31, 2015
Customer relationships	9.3	9.3
Trade name	2.8	2.9
Developed technology	6.3	6.4
Total weighted-average amortization period	8.1	8.1
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. There have been no indicators of impairment or change in the useful life during the three and nine months ended September 30, 2016 and 2015. Total amortization expense was $5.6 million and $4.5 million during the nine months ended September 30, 2016 and 2015, respectively.

Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2016	$1,620
2017	6,097
2018	5,752
2019	4,939
2020 and thereafter	12,809
Total	$31,217
5. Income Taxes
The Company’s income tax provision for the three and nine months ended September 30, 2016 and 2015 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are reevaluated each quarter based on the estimated tax expense for the full year. The tax provision for the three and nine months ended September 30, 2016 and 2015 is primarily related to foreign income taxes associated with our Canadian operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis. The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at September 30, 2016 and 2015.
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
6. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Numerator:
Net Loss	$(2,390)	$(2,324)	$(11,540)	$(9,401)
Denominator:
Weighted–average common shares outstanding, basic and diluted	16,702,062	14,934,796	16,339,983	14,882,893
Net loss per common share, basic and diluted	$(0.14)	$(0.16)	$(0.71)	$(0.63)

Due to the net losses for the three and nine months ended September 30, 2016 and 2015, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents (which does not include 318,302 common shares issued July 25, 2016 in conjunction with the acquisition of our website analytics business, as a result of the achievement of certain revenue targets):

	September 30,
	2016	2015
Stock options	780,645	616,705
Restricted stock	1,055,738	431,872
Total anti–dilutive common share equivalents	1,836,383	1,048,577
7. Commitments and Contingencies
Purchase Commitments
The Company has an outstanding purchase commitment for software development services pursuant to a technology services agreement in the amount of $2.3 million in 2016, of which $1.7 million was incurred during the nine months ended September 30, 2016. For years after 2016, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2016 total revenues increase by 10% as compared to 2015 total revenues, then the 2017 purchase commitment would increase by approximately $0.2 million from the 2016 purchase commitment amount to $2.6 million. A similar 10% increase in 2017 total revenues as compared to 2016 total revenues would increase the 2018 purchase commitment amount from the theoretical 2017 purchase commitment amount of $2.6 million by approximately $0.3 million to $2.9 million.
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, the Company does not expect them to have a material adverse effect on the consolidated financial position or results of operations of the Company.
8. Stockholders' Equity
Restricted Stock Awards
Restricted share activity during the nine months ended September 30, 2016 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2015	513,943	$8.15
Awards granted	728,681
Awards vested	(136,886)
Awards forfeited	(50,000)
Unvested balances at September 30, 2016	981,175	$7.42

Stock Option Activity
Stock option activity during the nine months ended September 30, 2016 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2015	778,388	$5.75
Options granted	137,586	$7.74
Options exercised	(39,564)	$4.99
Options forfeited	(60,726)	$7.14
Options expired	(35,039)	$4.85
Outstanding at September 30, 2016	780,645	$6.06
Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of subscription and support revenue	$13	$17	$27	$41
Cost of professional services revenue	—	1	1	(7)
Sales and marketing	21	5	66	55
Research and development	38	69	80	189
General and administrative	1,028	563	2,490	1,712
Total	$1,100	$655	$2,664	$1,990
9. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
U.S.	$16,240	$14,271	$46,403	$42,530
Canada	1,058	981	3,071	3,204
Other International	1,943	1,853	5,919	6,577
Total Revenues	$19,241	$17,105	$55,393	$52,311

10. Related Party Transactions
The Company purchased software development services pursuant to a technology services agreement with a company controlled by a non-management investor in the Company during the three months ended September 30, 2016 and 2015 in the amount of $587,000 and $550,000 and during the nine months ended September 30, 2016 and 2015 in the amount of $1,732,000 and $1,425,000, respectively. Refer to Note 7 for a description of purchase commitments to this company.
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
The Company also purchased approximately $553,000 and $1,147,000 in services from a company controlled by a non-management investor in the Company during the three and nine months ended September 30, 2016. There are no purchase commitments with this company, and the Company continues to use their services in 2016.
The Company has an arrangement with a former subsidiary to provide management, human resource/payroll and administrative services, the fees for which during 2015 totaled $360,000 and are expected to be similar in 2016, and these fees during the three and nine months ended September 30, 2016 and 2015 totaled $90,000 and $270,000, respectively, in both periods.
On March 14, 2016, Upland completed its purchase of substantially all of the assets of Hipcricket, Inc., a cloud-based mobile messaging software provider, and completed the transfer of its EPM Live product business. Prior to the transaction, Hipcricket was owned by an affiliate of ESW Capital, LLC, which is a shareholder of Upland. Raymond James & Co. provided a fairness opinion to Upland in connection with the transaction. Refer to Note 3 for a description of the transaction. Relating to this transaction, the Company is providing certain transition services to and receiving certain transition services from the affiliate. The cost offsets earned by the Company for these services during the three and nine months ended September 30, 2016 totaled $0 and $706,000 and the fees owed to the affiliate by the Company for these services during the three and nine months ended September 30, 2016 totaled $0 and $144,000, respectively.

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
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees, depending on the application being sold. We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. We have more than 2,000 customers with over 235,000 users across a broad range of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, telecommunications, government, food and beverage, healthcare and life sciences.
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
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the years ended December 31, 2015, 2014, and 2013, our subscription and support revenue accounted for 82%, 75% and 75% of our total revenue, respectively, and 88% for the nine months ended September 30, 2016. Our customer agreements for program and portfolio management, project management and collaboration, and professional services automation typically are sold on a per-seat basis with terms varying from one to three years, paid in advance. Our customer agreements for workflow automation and enterprise content management and financial management historically have been typically sold on a volume basis with a one-year term, paid in advance. We generally seek to enter into multi-year contracts with our customers when possible. In each case, our customer agreements provide us with revenue visibility over a number of quarters. We typically negotiate the total number of seats or total minimum contracted volume a customer is entitled to use as part of its subscription, but these seats or minimum contracted volume may not be fully utilized over the term of the agreement. In addition, typically when customers exceed the minimum contracted volume, additional overage fees are charged.
Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the years ended December 31, 2015, 2014, and 2013, our perpetual license revenue accounted for 4%, 4%, and 5% of our total revenue, respectively and 2% for the nine months ended September 30, 2016. We expect perpetual license revenue to decrease as a percentage of revenue in the future. The support agreements related to our perpetual licenses are typically one-year or greater in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue.
Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the years ended December 31, 2015, 2014, and 2013, our professional services revenue accounted for 14%, 21%, and 20% of our total revenue, respectively and 10% for the nine months ended September 30, 2016. We expect the proportional revenue contribution of product and professional services revenue to shift more to product revenue and less to professional services revenue in future periods.
We have historically experienced seasonality in terms of when we enter into customer agreements. We sign a significantly higher percentage of agreements with new customers, and renew agreements with existing customers, in the fourth quarter of each calendar year as our customers tend to follow budgeting cycles at the end of the calendar year. Our cash flow from operations has historically been higher in the first quarter of each calendar year than in other quarters. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue due to the fact that we defer revenue recognition. In addition, seasonality may be difficult to observe in our financial results during periods in which we acquire businesses. We expect this seasonality to continue, or possibly increase in the future, which may cause fluctuations in our operating results and financial metrics.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses to enhance the features and functionalities of our applications, expand our customer base, and provide access to new markets and increased benefits of scale. We will prioritize acquisitions within the enterprise functions we currently serve, including information technology, process excellence, finance, professional services and marketing, as well as pursue acquisitions that serve other enterprise functions. Consistent with our growth strategy, we have made twelve acquisitions since our initial acquisition in 2012 through the period ending September 30, 2016.

Key Metrics
In addition to the GAAP financial measures described below in “—Components of Operating Results,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)		(dollars in thousands)
Reconciliation of Net loss to Adjusted EBITDA:
Net Loss	$(2,390)	$(2,324)	$(11,540)	$(9,401)
Add:
Depreciation and amortization expense	2,424	2,037	7,499	6,077
Interest expense, net	709	462	1,932	1,385
Other expense (income), net	64	(137)	1,105	387
Provision for (benefit from) income taxes	308	190	569	185
Stock-based compensation expense	1,100	655	2,664	1,990
Acquisition-related expense	1,047	176	4,855	1,081
Nonrecurring litigation expense	—	—	25	371
Purchase accounting deferred revenue discount	313	41	1,245	238
Adjusted EBITDA	$3,575	$1,100	$8,354	$2,313
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$17,029	89%	$14,129	83%	$48,490	88%	$42,474	81%
Perpetual license	332	2%	540	3%	1,108	2%	2,197	4%
Total product revenue	17,361	91%	14,669	86%	49,598	90%	44,671	85%
Professional services	1,880	9%	2,436	14%	5,795	10%	7,640	15%
Total revenue	19,241	100%	17,105	100%	55,393	100%	52,311	100%
Cost of revenue:
Subscription and support (1)(3)	5,747	30%	4,771	28%	16,607	30%	14,344	27%
Professional services (1)	1,045	5%	1,677	10%	3,775	7%	5,317	11%
Total cost of revenue	6,792	35%	6,448	38%	20,382	37%	19,661	38%
Gross profit	12,449	65%	10,657	62%	35,011	63%	32,650	62%
Operating expenses:
Sales and marketing (1)	3,097	16%	2,929	17%	9,119	16%	9,907	19%
Research and development (1)	3,737	19%	3,852	23%	11,701	21%	11,930	23%
Refundable Canadian tax credits	(115)	(1)%	(115)	(1)%	(340)	(1)%	(358)	(1)%
General and administrative (1)(2)	4,670	24%	4,494	26%	13,340	24%	14,327	27%
Depreciation and amortization	1,322	7%	1,130	7%	4,270	8%	3,207	6%
Acquisition-related expenses	1,047	7%	176	1%	4,855	10%	1,081	3%
Total operating expenses	13,758	72%	12,466	73%	42,945	78%	40,094	77%
Loss from operations	(1,309)	(7)%	(1,809)	(11)%	(7,934)	(15)%	(7,444)	(15)%
Other Expense:
Interest expense, net	(709)	(4)%	(462)	(3)%	(1,932)	(3)%	(1,385)	(3)%
Other expense, net	(64)	—%	137	1%	(1,105)	(2)%	(387)	—%
Total other expense	(773)	(4)%	(325)	(2)%	(3,037)	(5)%	(1,772)	(3)%
Loss before provision for income taxes	(2,082)	(11)%	(2,134)	(13)%	(10,971)	(20)%	(9,216)	(18)%
Provision for income taxes	(308)	(1)%	(190)	(1)%	(569)	(1)%	(185)	—%
Net loss	$(2,390)	(12)%	$(2,324)	(14)%	$(11,540)	(21)%	$(9,401)	(18)%
Net loss per common share:
Loss per common share, basic and diluted	$(0.14)		$(0.16)		$(0.71)		$(0.63)

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 8 of the Notes to Condensed Consolidated Financial Statements.
(2) Includes General and administrative stock-based compensation of $1,028,000 and $563,000 for the three months ended September 30, 2016 and 2015, respectively and $2,491,000 and $1,712,000 for the nine months ended September 30, 2016 and 2015, respectively.

(3) Includes depreciation and amortization of $1,102,000 and $907,000 for the three months ended September 30, 2016 and 2015, respectively, and $3,229,000 and $2,870,000 for the nine months ended September 30, 2016 and 2015, respectively.

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Revenue:
Subscription and support	$17,029	$14,129	21%	$48,490	$42,474	14%
Perpetual license	332	540	(39)%	1,108	2,197	(50)%
Total product revenue	17,361	14,669	18%	49,598	44,671	11%
Professional services	1,880	2,436	(23)%	5,795	7,640	(24)%
Total revenue	$19,241	$17,105	12%	$55,393	$52,311	6%

Percentage of revenue:
Subscription and support	89%	83%		88%	81%
Perpetual license	2%	3%		2%	4%
Total product revenue	91%	86%		90%	85%
Professional services	9%	14%		10%	15%
Total revenue	100%	100%		100%	100%
For the Three Months Ended September 30, 2016
Total revenue was $19.2 million in the three months ended September 30, 2016, compared to $17.1 million in the three months ended September 30, 2015, an increase of $2.1 million, or 12%. The 2015 and 2016 acquisitions contributed an increase of $3.5 million after the reduction of $0.3 million purchase accounting deferred revenue discount. Total revenue declined by $1.5 million due to the divestiture of the EPM Live product line in Q1 2016. Therefore, total revenue for the organic business increased by $0.1 million or 1%.

Subscription and support revenue was $17.0 million in the three months ended September 30, 2016, compared to $14.1 million in the three months ended September 30, 2015, an increase of $2.9 million, or 21%. The 2015 and 2016 acquisitions contributed to an increase in subscription and support revenue of $3.2 million after the reduction of $0.3 million purchase accounting deferred revenue discount. Subscription and support revenue decreased by $0.7 million due to the divestiture of the EPM Live product line in Q1 2016 with an immaterial impact from foreign currency exchange rate between the Canada dollar versus the U.S. dollar during the most recent period. Therefore, subscription and support revenue for the organic business increased by $0.4 million or 3%.

Perpetual license revenue was $0.3 million in the three months ended September 30, 2016 as compared to $0.5 million in the three months ended September 30, 2015, a decrease of $0.2 million, or 39%. Perpetual license revenue declined by $0.1 million due to the divestiture of the EPM Live product line and the remaining $0.1 million decline was organic as we continue to focus sales efforts on recurring revenue customer contracts over one-time perpetual license sales.
Professional services revenue was $1.9 million in the three months ended September 30, 2016, compared to $2.4 million in the three months ended September 30, 2015, a decrease of $0.5 million, or 23%. The acquisitions we closed in 2015 and 2016 contributed to a $0.3 million increase to professional services revenue. The divestiture of the EPM product line in Q1 2016 contributed to a $0.6 million decrease in professional services revenue.  Therefore, professional services revenue for the organic business decreased by $0.2 million, or 11% from the prior year.

For the Nine Months Ended September 30, 2016
Total revenue was $55.4 million in the nine months ended September 30, 2016, compared to $52.3 million in the nine months ended September 30, 2015, an increase of $3.1 million, or 6%. The 2015 and 2016 acquisitions contributed an increase in total revenue of $8.5 million after the reduction of $1.2 million purchase accounting deferred revenue discount. Total revenue declined by $4.6 million due to the divestiture of the EPM Live product line at the end of February 2016, and by $0.7 million from a lower foreign currency exchange rate between the Canada dollar versus the U.S. dollar during the nine months ended September 30, 2016. Therefore, on a constant currency basis, total revenue for the organic business declined by $0.1 million or 0%.

Subscription and support revenue was $48.5 million in the nine months ended September 30, 2016, compared to $42.5 million in the nine months ended September 30, 2015, an increase of $6.0 million, or 14%. Of the increase in subscription and support revenue, the 2015 and 2016 acquisitions contributed to an increase of $7.7 million after the reduction of $1.2 million purchase accounting deferred revenue discount. Subscription and support revenue decreased by $2.0 million due to the divestiture of the EPM Live product line at the end of February 2016, and decreased by $0.6 million from a lower foreign currency exchange rate between the Canada dollar versus the U.S. dollar during the nine months ended September 30, 2016. Therefore, on a constant currency basis, subscription and support revenue for the organic business grew by $0.9 million or 2%.

Perpetual license revenue was $1.1 million in the nine months ended September 30, 2016 as compared to $2.2 million in the nine months ended September 30, 2015, a decrease of $1.1 million, or 50%. Perpetual license revenue declined by $0.5 million due to the divestiture of the EPM Live product line at the end of February 2016 and the remaining $0.6 million decline was organic as we continue to focus sales efforts on recurring revenue customer contracts over one-time perpetual license sales.
Professional services revenue was $5.8 million in the nine months ended September 30, 2016, compared to $7.6 million in the nine months ended September 30, 2015, a decrease of $1.8 million, or 24%. The acquisitions we closed in 2015 and 2016 contributed to a $0.7 million increase to professional services revenue. The divestiture of the EPM product line at the end of February 2016 contributed to a $2.0 million decrease in professional services revenue. A decrease of $0.1 million was attributable to a lower foreign currency exchange rate between the Canada dollar versus the U.S. dollar during the nine months ended September 30, 2016.  Therefore, professional services revenue for the organic business decreased by $0.4 million or 7%.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$5,747	$4,771	20%	$16,607	$14,344	16%
Professional services	1,045	1,677	(38)%	3,775	5,317	(29)%
Total cost of revenue	6,792	6,448	5%	20,382	19,661	4%
Gross profit	$12,449	$10,657	17%	$35,011	$32,650	7%

Percentage of total revenue:
Subscription and support (1)	30%	28%		30%	27%
Professional services	5%	10%		7%	11%
Total cost of revenue	35%	38%		37%	38%
Gross profit	65%	62%		63%	62%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$472	$386		$1,383	$1,295
Amortization	$630	$521		$1,846	$1,575

For the Three Months Ended September 30, 2016
Cost of subscription and support revenue was $5.7 million in the three months ended September 30, 2016, compared to $4.8 million in the three months ended September 30, 2015, an increase of $0.9 million, or 20%. The 2015 and 2016 acquisitions contributed a $0.4 million increase in cost of subscription and support revenue, which consisted primarily of personnel and related costs and amortization of acquired intangible assets. Cost of subscription and support revenue decreased by $0.5 million due to the divestiture of the EPM Live product line in Q1 2016 which consisted primarily of personnel and related costs. Cost of subscription and support revenue for the organic portion of our business increased $1.1 million in the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 driven by short code leasing and mobile messaging costs to support the increase in customer mobile messaging volume and activity.

Cost of professional services revenue was $1.0 million in the three months ended September 30, 2016, compared to $1.7 million in the three months ended September 30, 2015, a decrease of $0.7 million, or 38%. The 2015 and 2016 acquisitions contributed an increase in cost of professional services revenue of $0.2 million primarily due to personnel and related costs. Cost of professional services revenue decreased $0.5 million due to the divestiture of the EPM Live product line in Q1 2016, consisting primarily of personnel and related costs. The cost of the organic portion of our professional services business declined by $0.3 million and consisted primarily of reduced personnel and related costs.

For the Nine Months Ended September 30, 2016
Cost of subscription and support revenue was $16.6 million in the nine months ended September 30, 2016, compared to $14.3 million in the nine months ended September 30, 2015, an increase of $2.3 million, or 16%. The 2015 and 2016 acquisitions contributed a $0.9 million increase in cost of subscription and support revenue, which consisted primarily of amortization of acquired intangible assets. Cost of subscription and support revenue decreased by $1.2 million due to the divestiture of the EPM Live product line in Q1 2016 which consisted primarily of personnel and related costs. Cost of subscription and support revenue for the organic portion of our business increased by $2.6 million in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to the increase in short code leasing and mobile messaging costs driven by higher mobile messaging volume and activity.

Cost of professional services revenue was $3.8 million in the nine months ended September 30, 2016, compared to $5.3 million in the nine months ended September 30, 2015, a decrease of $1.5 million, or 29%. The 2015 and 2016 acquisitions contributed an increase in cost of professional services revenue of $0.4 million primarily due to personnel and related costs. Cost of professional services revenue decreased $1.2 million due to the divestiture of the EPM Live product line in Q1 2016 consisting primarily of personnel and related costs. The cost of the organic portion of our professional services business declined by $0.7 million and consisted primarily of personnel and related costs.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Sales and marketing	$3,097	$2,929	6%	$9,119	$9,907	(8)%
Percentage of total revenue	16%	17%		16%	19%
For the Three Months Ended September 30, 2016
Sales and marketing expense was $3.1 million in the three months ended September 30, 2016, compared to $2.9 million in the three months ended September 30, 2015, an increase of $0.2 million, or 6%. The 2015 and 2016 acquisitions contributed $0.6 million of increased sales and marketing cost primarily consisting of personnel and related costs while the divestiture of the EPM Live product line in Q1 2016 decreased sales and marketing costs by $0.5 million primarily consisting of personnel and related costs.
For the Nine Months Ended September 30, 2016
Sales and marketing expense was $9.1 million in the nine months ended September 30, 2016, compared to $9.9 million in the nine months ended September 30, 2015, a decrease of $0.8 million, or 8%. The 2015 and 2016 acquisitions contributed $1.6 million of increased sales and marketing cost primarily consisting of personnel and related costs while the divestiture of the EPM Live product line in Q1 2016 decreased sales and marketing costs by $1.2 million primarily consisting of personnel and related costs. Sales and marketing expense for the organic portion of our business decreased $1.2 million primarily due to a decrease in marketing program costs and personnel costs as we focus on existing customer expansion instead of acquiring new customers.
Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Research and development	$3,737	$3,852	(3)%	$11,701	$11,930	(2)%
Refundable Canadian tax credits	(115)	(115)	—%	(340)	(358)	(5)%
Total research and development	$3,622	$3,737	(3)%	$11,361	$11,572	(2)%

Percentage of total revenue:
Research and development	19%	23%		21%	23%
Refundable Canadian tax credits	(1)%	(1)%		(1)%	(1)%
Total research and development	39%	37%		38%	38%

For the Three Months Ended September 30, 2016
Research and development expense was $3.7 million in the three months ended September 30, 2016, compared to $3.9 million in the three months ended September 30, 2015, a decrease of $0.2 million, or 3%. Research and development expense for our organic business decreased by $0.1 million due to a decrease in personnel and related costs as we shift to an outsourced R&D model.

Refundable Canadian tax credits were $0.1 million in the three months ended September 30, 2016, compared to the same amount in the three months ended September 30, 2015.

For the Nine Months Ended September 30, 2016
Research and development expense was $11.7 million in the nine months ended September 30, 2016, compared to $11.9 million in the nine months ended September 30, 2015, a decrease of $0.2 million, or 2%. The 2015 and 2016 acquisitions contributed a $0.7 million increase to research and development expense primarily due to personnel and related costs. The divestiture of the EPM Live product line in Q1 2016 decreased research and development expense by $0.6 million primarily consisting of personnel and related costs. Research and development expense for our organic business decreased by $0.3 million primarily due to a net decrease in personnel and related costs as we shift to an outsourced R&D model.
General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
General and administrative	$4,670	$4,494	4%	$13,340	$14,327	(7)%
Percentage of total revenue	24%	26%		24%	27%
For the Three Months Ended September 30, 2016
General and administrative expense was $4.7 million in the three months ended September 30, 2016, compared to $4.5 million in the three months ended September 30, 2015, an increase of $0.2 million, or 4%. An increase in general administrative expense of $0.1 million was due to the 2015 and 2016 acquisitions which consisted primarily of personnel costs and administrative fees. The divestiture of the EPM Live product line in Q1 2016 decreased general and administrative expense by $0.1 million primarily consisting of personnel and related costs. General and administrative expense from our organic business increased by $0.3 million primarily attributable non-cash stock compensation expense.
For the Nine Months Ended September 30, 2016
General and administrative expense was $13.3 million in the nine months ended September 30, 2016, compared to $14.3 million in the nine months ended September 30, 2015, a decrease of $1.0 million, or 7%. An increase in general administrative expense of $0.3 million was due to the 2015 and 2016 acquisitions which consisted primarily of personnel costs and administrative fees. The divestiture of the EPM Live product line in Q1 2016 decreased general and administrative expense by $0.2 million primarily consisting of personnel and related costs. General and administrative expense from our organic business decreased by $0.9 million primarily due to a $0.6 million decrease in professional and non-recurring litigation expenses and $0.3 million decrease in personnel and related costs, most of which are the result of our planned operating efficiencies.

Depreciation and Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization:
Depreciation	171	116	47%	$487	331	47%
Amortization	1,151	1,014	14%	3,783	2,876	32%
Total depreciation and amortization	1,322	1,130	17%	$4,270	3,207	33%

Percentage of total revenue:
Depreciation	1%	1%		1%	1%
Amortization	6%	6%		7%	5%
Total depreciation and amortization	7%	7%		8%	6%
For the Three Months Ended September 30, 2016
Depreciation and amortization expense was $1.3 million in the three months ended September 30, 2016, compared to $1.1 million in the three months ended September 30, 2015, an increase of $0.2 million, or 17%. Amortization and depreciation increased by $0.3 million primarily from the amortization expense related to the acquired intangible assets of the 2015 and 2016 acquisitions. The divestiture of the EPM Live product line in Q1 2016 decreased amortization expense by $0.1 million.
For the Nine Months Ended September 30, 2016
Depreciation and amortization expense was $4.3 million in the nine months ended September 30, 2016, compared to $3.2 million in the nine months ended September 30, 2015, an increase of $1.1 million, or 33%. Amortization expense increased by $1.3 million primarily from amortization expense related to the acquired intangible assets of the 2015 and 2016 acquisitions and decreased by $0.3 million due to the divestiture of EPM Live in Q1 2016.
Acquisition-related Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Acquisition-related expenses	$1,047	$176	495%	$4,855	$1,081	349%
Percentage of total revenue	7%	1%		10%	3%
For the Three Months Ended September 30, 2016
Acquisition related expense was $1.0 million in the three months ended September 30, 2016, compared to $0.2 million in the three months ended September 30, 2015, an increase of $0.8 million, or 495%. The increase was due to a greater number of acquisition transactions this year as compared to the year ago period, and includes charges we are taking to consolidate our office locations.
For the Nine Months Ended September 30, 2016
Acquisition related expense was $4.9 million in the nine months ended September 30, 2016, compared to $1.1 million in the nine months ended September 30, 2015, an increase of $3.8 million, or 349%. The increase was due to a greater number of acquisition transactions year-to-date compared to the prior year-to-date period, and includes charges we are taking to consolidate our office locations.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Other expense:
Interest expense, net	(709)	(462)	53%	(1,932)	(1,385)	39%
Other expense, net	(64)	137	(147)%	(1,105)	(387)	186%
Total other expense	(773)	(325)	138%	(3,037)	(1,772)	71%

Percentage of total revenue:
Interest expense, net	(4)%	(3)%		(3)%	(3)%
Other expense, net	—%	1%		(2)%	—%
Total other expense	(4)%	(2)%		(5)%	(3)%
For the Three Months Ended September 30, 2016
Interest expense was $0.7 million in the three months ended September 30, 2016, compared to $0.5 million in the three months ended September 30, 2015, an increase in interest expense of $0.2 million, or 53%. The increase was due to an increase in borrowing this year on our debt facility with Wells Fargo Capital Finance for acquisitions.
Other expense was negative $0.1 million in the three months ended September 30, 2016, compared to other income of $0.1 million in the three months ended September 30, 2015, an increase of $0.2 million due to a $0.1 million difference in the fair value of a stock earnout issued during three months ended September 30, 2016 versus its carrying value and favorable currency exchange rate between the U.S. dollar versus the Canada dollar a year ago versus the most recent period.
For the Nine Months Ended September 30, 2016
Interest expense was $1.9 million in the nine months ended September 30, 2016, compared to $1.4 million in the nine months ended September 30, 2015, an increase in interest expense of $0.5 million, or 39%. The increase was due to an increase in borrowing this year on our debt facility with Wells Fargo Capital Finance recent acquisitions.
Other expense was $1.1 million in the nine months ended September 30, 2016, compared to $0.4 million in the nine months ended September 30, 2015, an increase of $0.7 million. Other expense of $0.7 million in the nine months ended September 30, 2016 was primarily due to the non-cash accounting loss on the divestiture of the EPM Live assets as part of the acquisition of Hipcricket in three months ended September 30, 2016.
(Provision for) Benefit from Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(dollars in thousands)			(dollars in thousands)
Provision for income taxes	(308)	(190)	62%	(569)	(185)	208%
Percentage of total revenue	(1)%	(1)%		(1)%	—%
For the Three Months Ended September 30, 2016
Provision for income taxes was $0.3 million in the three months ended September 30, 2016, compared to the provision for income taxes of $0.2 million in the three months ended September 30, 2015, an increase of $0.1 million, due primarily to an increase in pre-tax net income in our Canadian operations compared to the prior period.
For the Nine Months Ended September 30, 2016
Provision for income taxes was $0.6 million in the nine months ended September 30, 2016, compared to $0.2 million in the nine months ended September 30, 2015, an increase of $0.4 million, due to an increase in pre-tax net income in our Canadian operations compared to the prior period.

Liquidity and Capital Resources
To date, we have financed our operations primarily through issuance of common stock and cash from operating activities, and to a lesser extent, borrowing under our loan and security agreements and the issuance of seller notes. As of September 30, 2016, we had cash and cash equivalents of $17.5 million, $5.0 million of available borrowings under our loan and security agreements, and $38.3 million of borrowings outstanding under our loan and security agreements compared to cash and cash equivalents of $18.5 million, $20.0 million of available borrowings under our loan and security agreements, and $24.4 million of borrowings outstanding under our loan and security agreements as of December 31, 2015. In addition to the available borrowings noted above, our current credit facility provides for an additional $10.0 million in subordinated seller notes for acquisitions plus an uncommitted $15.0 million accordion loan for future acquisitions.
As of September 30, 2016 and December 31, 2015, we had a working capital deficit of $5.2 million and surplus of $1.0 million, respectively, which included $23.1 million and $19.9 million of deferred revenue recorded as a current liability as of September 30, 2016 and December 31, 2015, respectively. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$1,135	$1,671
Net cash used in investing activities	(13,140)	(3,547)
Net cash provided by (used in) financing activities	10,758	(218)
Effect of exchange rate fluctuations on cash	254	(200)
Change in cash and cash equivalents	(993)	(2,294)
Cash and cash equivalents, beginning of period	18,473	30,988
Cash and cash equivalents, end of period	$17,480	$28,694

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
Our cash provided by operating activities for the nine months ended September 30, 2016 primarily reflects our net loss of $11.5 million plus non-cash expenses that included $7.5 million of depreciation and amortization, $2.7 million of non-cash stock compensation expense, $0.3 million of deferred income taxes, $0.2 million of non-cash interest and other, and $0.7 million loss on disposal of business offset by $0.2 million of foreign currency re-measurement gains. Working capital sources of cash included a $0.3 million decrease in accounts receivable, a $0.8 million decrease in prepaids and other and a $1.4 million increase in deferred revenue. These sources of cash were offset by a $0.1 million decrease in accounts payable and a $0.8 million decrease in accrued expenses and other liabilities.
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
For the nine months ended September 30, 2016 cash used in investing activities for business combinations, consisted of cash proceeds paid during the period to certain sellers of our website analytics and workflow automation business acquisitions, which were acquired in January and April, 2016, respectively totaling $11.8 million, purchases of customer relationships of $0.4 million and purchases of property and equipment of $0.9 million.
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
During the nine months ended September 30, 2016, we received $0.2 million related to the issuance of our common stock, borrowed $5.0 million under the revolver portion of our credit agreement in addition to borrowing $10.0 million under the delayed draw term loan of our credit agreement in conjunction with the acquisition of our website analytics and Advanced Processing & Imaging, Inc. acquisitions, repaid $1.6 million of term notes payable, paid $1.5 million in additional consideration to sellers of acquired businesses and made principal payments of $1.3 million on capital leases.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2016 and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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

Our unaudited interim financial statements and other financial information for the three and nine months ended September 30, 2016, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of September 30, 2016, we had a principal balance of $27.7 million under our U.S. Term Loan, $5.0 million under our U.S. Revolver, $5.6 million under our Canadian Term Loan and none under our Canadian Revolver. As of December 31, 2015, we had a principal balance of $18.5 million under our U.S. Loan Agreement and $5.9 million under our Canadian Loan Agreement.

Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euro, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $1.6 million for the nine months ended September 30, 2016. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On May 14, 2015, we entered into a $60 million credit facility with Wells Fargo Capital Finance. The facility is comprised of a $25 million term loan, a $10 million revolving credit facility and a $10 million delayed draw term loan for acquisitions. Additionally, the facility provides for an uncommitted $15 million accordion loan to further support future acquisitions and an additional $10 million of subordinated seller notes for acquisitions. As of September 30, 2016, there was $38.3 million outstanding under the credit facility, $33.3 million of which was outstanding under the term loan portion and $5.0 million outstanding under the revolving portion of the credit facility.
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

UPLAND SOFTWARE, INC.
Dated: November 14, 2016	/s/ Michael D. Hill
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