Form 10-K
period 2016-12-31
Upland Software, Inc.
filed 2017-03-30
CIK 1505155

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $41.1 million based upon the closing price of $7.62 of such common stock on The NASDAQ Global Market on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2016 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of March 22, 2017, 17,817,672 shares of the registrant’s Common Stock were outstanding.

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

PART I
Special Note Regarding Forward Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our financial performance and our ability to achieve or sustain profitability or predict future results;

•	our ability to attract and retain customers;

•	our ability to deliver high-quality customer service;

•	the growth of demand for enterprise work management applications;

•	our plans regarding, and our ability to effectively manage, our growth;

•	our plans regarding future acquisitions and our ability to consummate and integrate acquisitions;

•	maintaining our senior management team and key personnel;

•	our ability to maintain and expand our direct sales organization;

•	the performance of our resellers;

•	our ability to obtain financing in the future on acceptable terms or at all;

•	our ability to adapt to changing market conditions and competition;

•	our ability to successfully enter new markets and manage our international expansion;

•	the operation and reliability of our third-party data centers;

•	our ability to adapt to technological change and continue to innovate;

•	economic and financial conditions;

•	our ability to integrate our applications with other software applications;

•	maintaining and expanding our relationships with third parties;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our ability to comply with privacy laws and regulations;

•	our expectations with respect to revenue, cost of revenue and operating expenses in future periods;

•	our expectations with regard to trends, such as seasonality, which affect our business;

•	our expectations as to the payment of dividends;

•	our expectations with regard to revenue from perpetual licenses and professional services;

•	our beliefs regarding the sufficient duration of our patents;

•	our plans with respect to foreign currency exchange risk and inflation;

•	our beliefs regarding how our applications benefit customers and what our competitive strengths are; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

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
We provide cloud-based enterprise work management software. We define enterprise work management software as software that enables organizations to effectively plan, manage, and execute projects and work. Our software applications address enterprise work challenges in the following categories:

•	Project & Information Technology (IT) Management. Enables users to manage their organization’s projects, professional workforce, and IT costs.

•	Workflow Automation. Enables users to automate document-intensive workflow business processes across their enterprise and supply chain.

•	Digital Engagement. Enables users to more effectively engage with their customers, prospects, and community via the web and mobile technologies.
We sell our software applications primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition to our direct sales organization, we have an indirect sales organization that sells to distributors and value-added resellers. We employ a land-and-expand go-to-market strategy. After we demonstrate the value of an initial application to a customer, our sales and account management teams work to expand the adoption of that initial application across the customer, and cross-sell additional applications to address other enterprise work management needs of the customer. Our customer success organization supports our direct sales efforts by managing the post-sale customer lifecycle.
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. Contract terms typically range from one to three years and are prepaid annually in advance. We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. We have more than 2,500 customers with over 250,000 users across a broad range of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, telecommunications, government, food and beverage, healthcare, and life sciences.
Through a series of acquisitions and integrations, we have established a family of software applications under the Upland brand. For the twelve months ended December 31, 2016, compared to the twelve months ended December 31, 2015, our total revenue grew from $69.9 million to $74.8 million, representing an 7% period-over-period growth rate. For the twelve months ended December 31, 2016, compared to the twelve months ended December 31, 2015, our subscription and support revenue grew from $57.2 million to $65.6 million, representing a 15% period-over-period growth rate. On a constant currency basis, subscription and support revenue increased by $9.0 million, or 16%. See Note 15 of the Notes to Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license, and professional services revenue. For the twelve months ended December 31, 2016 and 2015, our subscription and support revenue accounted for 88% and 82% of total revenue, respectively. Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the twelve months ended December 31, 2016 and 2015, our perpetual license revenue accounted for 2% and 4% of total revenue, respectively. The support agreements related to our perpetual licenses are typically one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration, and training on our applications. For the twelve months ended December 31, 2016 and 2015, our professional services revenue accounted for 10% and 14% of total revenue, respectively.

To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, and customer base and market access resulting in increased benefits of scale. We will prioritize acquisitions within the product categories we currently serve, including Project & IT Management, Workflow Automation, and Digital Engagement. Consistent with our growth strategy, we have made a total of twelve acquisitions in the five years ending December 31, 2016, and made one additional acquisition in January 2017.

We completed our initial public offering in November 2014 and our common stock is listed on the NASDAQ Global Market under the symbol “UPLD.”
Industry Background
The continued growth of an information-based economy driven by technological innovation and globalization is changing the business environment and the way work is done. These changes have given rise to a large and growing group of knowledge workers who operate in dynamic work settings as part of geographically dispersed and virtual teams. To be successful, these knowledge workers must quickly synthesize, analyze and act on large amounts of information, and collaborate effectively at any time, from anywhere and on multiple devices.
Many organizations continue to utilize manual processes and traditional tools, such as paper-based techniques, spreadsheets, and email, as well as legacy on-premise enterprise systems, to manage knowledge work. The limitations of these processes and systems include siloed and disparate information, limited visibility and transparency, poor collaboration among teams, lost productivity, and misalignment of work efforts and overall business objectives. In addition, legacy on-premise enterprise systems can be expensive and time intensive to implement, inflexible and difficult to use, and costly to upgrade and maintain. Today, legacy processes and systems are being disrupted and replaced by cloud-based enterprise software that combines improved visibility, collaboration, and productivity with rapid speed-to-value, low total cost of ownership, and reduced financial risk.
The Upland Approach
Our family of cloud-based software applications deliver the functionality required to plan, manage and execute projects and work. Our cloud-based enterprise software applications can increase work capacity and productivity by reducing manual processes and isolated silos of information, and by enhancing collaboration across organizations. Our applications allow our customers to effectively manage the rapid pace of change and complexity in today’s work environment. Our customers currently use our applications in the following functional areas:

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

•
Process Excellence and Operations. Process excellence, Lean Six Sigma, and similar functional groups within customers use our applications to facilitate critical process improvement efforts. Our applications help provide high-level visibility and tracking of process excellence programs, automate processes and streamline workflows while improving process governance. Process improvement and similar business transformation initiatives continue to be a key driver of corporate performance, especially among large global corporations.

•
Finance. Finance departments use our applications as a cost allocation tool to assess and validate proposed investments and initiatives of a particular line-of-business, as well as increase the visibility and governance of capital expenditures and cost-cutting projects and deepen the understanding of actual resource utilization and costs. Our applications help improve collaboration between finance departments and particular lines of business, in addition to streamlining compliance and accounting workflows.

•
Professional Services. Professional services organizations, such as consulting or software development firms, employ our applications to streamline service delivery and optimize utilization of billable resources. In addition, service-oriented departments within customers, such as customer service and support teams, utilize our applications to more effectively budget, plan, and track provision of services and improve capacity planning and forecasting.

•
Marketing. Marketing teams employ our applications to enhance their overall marketing effectiveness. We offer applications that help customers build their online and mobile brand presence, engage their target audiences, collaborate on the creation and publication of content, and gain increased control over marketing workflows, activities and budgets. Our applications empower marketing and communications organizations to more effectively manage the influx of projects, information, processes, and systems necessary to meet today’s modern marketing requirements.

We believe our applications benefit customers in the following ways:

•
Our applications enable our customers to more effectively align programs, initiatives, investments, and projects with overall business objectives, helping ensure the right work is done at the right time. This alignment drives increased productivity and optimizes the allocation and utilization of people, time and money within organizations.

•
Our applications help customers to more effectively manage projects and tasks by enabling real-time visibility, collaboration, structured workflows, and access to the right content and information. This provides teams of distributed workers with clarity into priorities and expectations as well as the tools to execute effectively, resulting in increased productivity, transparency, accountability, and the ability to respond rapidly to change.

•
Our applications collect and make available real-time data regarding the planning, management, and execution of projects and work processes across teams and business units which enables a more complete view of teams, projects, and resources at anytime from anywhere.

•
Our applications provide analytics and reporting capabilities that transform disparate data in real-time into actionable intelligence, enabling users to make better informed business decisions. Our applications enable customers to conduct dynamic and sophisticated “what-if” and scenario analyses that can improve their ability to respond effectively to changing business conditions.

•
Customers can easily access our cloud-based applications with an Internet browser. Our applications do not require large up-front software expenditures or significant ongoing infrastructure or information technology support. In addition, our applications have a modern look and feel that helps provide a consistent user experience across our platform.

•
Our applications are highly configurable, which provides us with flexibility to meet the unique business requirements of individual customers. Our applications are also scalable and are able to support large deployments while maintaining required performance levels. We provide tools to help our customers manage the critical elements of application security, including authentication, authorization, and regulatory compliance.

Our Competitive Strengths
We believe the following competitive strengths are keys to our success:

•
Large, diversified customer base. Our customer base is highly diverse and spans a broad array of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, telecommunications, government, food and beverage, healthcare and life sciences. We service customers of varying size, ranging from large global corporations and government agencies to small- and medium-sized businesses. We have over 2,500 customers, with no customer accounting for more than 3% of our revenue.

•
Diversified family of software applications. We offer a family of software applications that addresses a broad range of enterprise needs. We believe this benefits our customers as compared to many of our cloud-based competitors who offer only a single point solution for a more limited and discrete need. Our current applications address the information technology, process excellence, finance, professional services, and marketing functions within organizations.

•
Recurring revenue model with high visibility. We believe we have a an attractive operating model due to the recurring nature of our subscription revenue, which results in greater visibility and predictability of future revenue and enhances our ability to effectively manage our business. In addition, the cloud-based nature of our model accommodates significant additional business volume with limited incremental costs, providing us with opportunities to improve our operating margins.

•
Proven M&A capability. We have a proven ability to successfully identify, acquire and integrate complementary businesses to grow our company, as evidenced by the twelve acquisitions we have completed since the beginning of 2012, which excludes one additional acquisition closed in January 2017. We believe that our acquisition experience and strategy gives us a competitive advantage in identifying additional opportunities to expand our family of software applications to better serve our customers.

•
Experienced, proven management team. Our management team has significant operating experience and previously occupied key leadership roles at both private and public companies. In addition, our management’s extensive knowledge of the industry and experience in building businesses has enabled us to quickly establish a leading position within the enterprise software market.

•
Cloud-based delivery. We deliver our software applications and functionality primarily through the cloud, with no hardware or software installation required by our customers. This delivery model allows us to provide reliable, cost-effective applications to our customers, add subscribers with minimal incremental expense and deploy new functionality and upgrades quickly and efficiently. We believe our cloud-based delivery model provides us with a competitive advantage over legacy processes and on-premise systems.

•
Commitment to customer success. We have a dedicated customer success organization whose mission is to drive adoption, value realization, retention, and loyalty across our customer base. Our focus on enabling our customers’ success is a key reason our annual net dollar retention rate was 95% as of December 31, 2016. Our commitment to customer success has enabled us to expand our footprint within customers and facilitate the ongoing adoption of our enterprise software applications. We utilize Net Promoter Score (NPS) methodology to track our progress and drive continuous improvement.

Our Strategy for Growth
We believe the key elements of our strategy for growth are as follows:

•
Increase sales to existing customers. We believe there is a significant opportunity to expand the adoption of our applications within existing customers, particularly within divisions or departments that have not previously used our applications. We also intend to cross-sell additional applications to our existing customers, as very few of our customers currently use more than one of our applications. In addition, we intend to add new applications to our family of applications that will address additional functions within the enterprise spectrum. We believe these initiatives will significantly increase the value of our platform to our customers, further strengthen our competitive position, and drive increased adoption of multiple applications by our customers.

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

•
Acquire complementary software businesses. We intend to pursue acquisitions of complementary technologies, products, and businesses to expand our product families and customer base and provide access to new markets and increased benefits of scale. Our dedicated and experienced corporate development team continually monitors a pipeline of potential acquisition candidates, many of which are smaller in scale or address only limited enterprise challenges, which often operate outside the scope of some of our larger competitors. We believe that our acquisition experience and strategy gives us a competitive advantage in identifying additional opportunities to expand our family of cloud-based applications to better serve our customers. We intend to prioritize acquisitions within the product families we currently offer, including Project & IT Management, Workflow Automation and Digital Engagement.

•
Expand globally. We believe there is an opportunity to grow sales of our applications globally. In fiscal 2016, 2015, and 2014, approximately 16%, 19%, and 22%, respectively, of our revenue was derived from sales outside the United States. Over the next several years, we plan to continue to evaluate growth opportunities outside the United States through selective acquisitions, the hiring of additional sales personnel, and entering into strategic partnerships.

•
Improve and enhance applications. We intend to continue to invest in research and development and work closely with our customers to identify and improve new applications, features and functionalities that address customer requirements across the enterprise spectrum. We also intend to continue to expand the breadth of our applications with additional analytics, third-party integrations, and social and mobile capabilities to meet the evolving needs of today’s knowledge workers.

Our Products
We provide a family of cloud-based enterprise software applications under the Upland brand. Our applications are easy-to-deploy, highly configurable, scalable, flexible, and secure. We provide applications in three product families: Project & IT Management, Workflow Automation, and Digital Engagement. Our Project & IT Management product family enables users to manage their projects, professional workforce, and IT costs. Our Workflow Automation product family enables users to automate document-intensive organizational workflows. Our Digital Engagement product family enables users to effectively engage with their customers, prospects, and community via the web and mobile technologies.
Project & IT Management
Project and Portfolio Management. Our program and portfolio management applications are used by our customers to gain high-level visibility across their organizations and improve their top-down and bottom-up governance of programs, initiatives, investments, and projects. Our customers use these capabilities to:

•	gather, develop, and assess ideas and proposed investments;

•	prioritize and select projects and investments according to business value and strategic fit;

•	more effectively allocate resources in alignment with business objectives;

•	respond quickly to change with real-time visibility into status and the ability to evaluate the impact of potential changes; and

•	gauge performance against strategic objectives, execution-level indicators, and financial metrics.
Our program and portfolio management applications are currently used within the information technology, finance and process excellence functions of customers and in the healthcare and education industries.
Professional Services Automation. Our professional services automation applications are used by customers to more effectively manage their project and service-based knowledge workers to better manage employee-related expenses and client billing while improving scheduling, utilization, and alignment of human capital. Our customers use these capabilities to:

•	create resource capacity plans;

•	align available skills, expertise and capacity with project requirements;

•	more efficiently plan and schedule projects;

•	track resource and expense allocation for specific projects, activity types or budget categories;

•	analyze workforce performance;

•	streamline timesheet review, approval, and reporting processes;

•	manage time, travel, and entertainment expenses; and

•	streamline project cost reporting, billing, and revenue recognition processes.
Our professional services automation applications currently are used within the information technology, marketing, finance, and professional services functions of customers.
IT Financial Management. Our financial management application is used by our customers to gain visibility into the cost, quality, and value of services the information technology and finance functions deliver to organizations. This increased transparency helps our customers improve alignment during planning and budgeting processes, and validate proposed investments and initiatives of a particular line of business. Our customers use these capabilities to:

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
Our financial management application is currently used within the information technology and finance functions of customers.
Workflow Automation
Enterprise Secure Document Capture and Fax. Our secure document capture and fax application is used by our customers to enable secure document process automation through an all-in-one platform that accelerates paper and electronic document-intensive workflows and communications. Our customers use these capabilities to:

•	empower organizations with one extensible, easy-to-use platform that takes documents and puts them into a single, highly-accessible archive;

•
increase customer satisfaction and save time through automated processes, go digital with increased accessibility, allowing for better management of customer interactions and improve overall service response times;

•	lower total costs by consolidating fax infrastructure by relying on Fax over IP technology that enables least cost routing;

•	reduce risk though highly-scalable, reliable infrastructure that seamlessly supports a wide range of industries;

•
streamline mission-critical document workflows such as, e-filing, scanning to document management systems (DMS), and managing sensitive intellectual property, while maintaining high levels of document integrity and security; and

•	protect sensitive data thanks to the ability to set custom business rules, such as holding documents until authorized users can access them.

Our enterprise secure document capture and fax applications are currently used in healthcare as well as legal, financial, and other document-centric functions of customers.
Workflow Automation and Enterprise Content Management. Our workflow automation and enterprise content management applications are used by our customers to automate document-based workflows by capturing, storing and routing content, assigning work tasks and creating audit trails for operations such as healthcare records, loan processing, human resource processes, and accounts receivable and payable processing. Our customers use these capabilities to:

•	empower collaboration by providing a way for employees, suppliers, and partners to access, share, and update content from anywhere;

•	streamline workflows by creating custom rules to process and route content for approval;

•	automatically capture, index, classify, and organize enterprise content in a secure, central repository with document retention policies to meet business and compliance requirements; and

•	apply and enforce document retention policies to meet business and compliance requirements.
Our workflow automation and enterprise content management applications are currently used within the information technology, finance, marketing, and process excellence functions of customers.
Supply Chain Visibility and Collaboration. Our supply chain collaboration application provides our customers with a single source for supply-chain communication, providing a basis for multi-enterprise, multi-tier, end-to-end supply chain collaboration. Our customers use these capabilities to:

•	acquire actionable business intelligence, collaboration, and execution for all aspects of supply chain operations;

•
implement a seamless migration to pull-based replenishment resulting in reductions in stock-outs and expensive expediting costs, higher order fulfillment rates, and improved customer service levels; and

•
enable a closed-loop manufacturing and supply chain management processes resulting in reductions in raw material, work-in-process and finished goods inventory and reductions to inventory carrying costs.

Our supply chain visibility and collaboration applications are currently used in industrial and diversified manufacturing, healthcare, aerospace and defense, energy, automotive, electronics, sporting goods, and consumer package goods organizations.
Digital Engagement
Digital Engagement Management. Our digital engagement applications are used by customers to connect and communicate with their target markets in order to build brand relationships or drive a particular program outcome via website and mobile devices, providing a timely and highly relevant customer experience. Additionally, our digital engagement management applications are used by enterprise marketers and media companies to create, maintain, and deliver websites that enhance and influence customer engagement. These applications empower non-technical staff to create, manage, publish, analyze, and refine content and social media assets without information technology intervention. Our customers use these capabilities to:

•	streamline the process for creating and managing website content;

•	deliver more relevant, personalized content to website visitors based on the tracking of individual visitor behavior;

•	convert website visits to actionable sales leads;

•	integrate user-generated content, such as polls, surveys, blogs, ratings, and comments, into their websites;

•	engage entire target audiences with one-on-one text message conversations to achieve optimal results;

•	reach the correct person at exactly the right moment through list segmentation and scheduling;

•	provide timely alerts and reminders on important events based on user preferences;

•	respond to users instantly, answering questions via text message;

•	manage all mobile communications from a single place, keeping track of all users and actions;

•	analyze campaign performance at all levels and every action;

•	run surveys, polls, and quizzes to gather information and engage users; and

•	ensure security and privacy of information through comprehensive policies, procedures, and technical controls.
Our Digital Engagement applications currently are used within the marking function of our customers.
Customers
We have more than 2,500 customers with over 250,000 users. Our customers operate in a wide variety of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, and telecommunications, government, food and beverage, healthcare and life sciences, chemicals, and travel and hospitality. No customer represented more than 3% of our revenue as of December 31, 2016.
Sales
We sell our software applications primarily through a direct sales organization comprised of inside sales and field sales personnel. We employ a land-and-expand go-to-market strategy. After we demonstrate the value of an initial application to a customer, our sales and account management teams work to expand the adoption of that initial application across the customer, as well as cross-sell additional applications to address other enterprise needs of the customer.
Marketing
Our marketing activities are designed to build awareness of the Upland brand and the individual product brands, generate thought leadership and create demand, resulting in leads and opportunities for our sales organizations. We focus a significant portion of our marketing activities on our existing installed base of customers in order to drive expansion and cross-sell opportunities. Our marketing programs target decision makers and influencers participating in a buying cycle, including the chief information officer, the chief marketing officer, the chief financial officer, the director of process excellence and other key technology and business managers. Our principal marketing programs include:

•	use of our website to provide information about us and our software applications, as well as educational opportunities for potential customers;

•	field marketing events for customers and prospective customers;

•	participation in, and sponsorship of, executive events, trade shows, and industry events;

•	our online virtual user conferences;

•	integrated digital marketing campaigns, including email, online advertising, blogs, and webinars;

•	public relations, analyst relations, and social media initiatives; and

•	sales representatives who respond to incoming leads to convert them into new sales opportunities.
Customer Success
Our customer success organization is structured to manage all aspects of our post-sale customer lifecycle. This organization consists of dedicated teams with a mission to drive adoption of our applications, value realization, retention, and loyalty across our customer base. Our customer success organization has four core functional areas with strategic focus on customer relationship management:

•
Customer Care. Our customer care team assists customers throughout their lifecycle with the Upland family of applications by making service offerings available to all customers as part of their standard customer agreements, including webinars, virtual user conferences, and online community engagement.

•
Professional Services. Our professional services team is responsible for coordinating all activities relating to the implementation, transition, and on-boarding of new customers and assisting new customers with the addition of new applications to their accounts. Typical professional services engagements vary in length from a few weeks to several months depending on the size and scope of the engagement and are in addition to services provided under our standard customer agreement and are fee-based. In addition, our project managers and consultants work closely with our customers to provide services that help customers maximize the utility of our applications.

•
Account Management. We assign each customer an account team with a relationship manager who functions as the customer’s single point of contact and advocate within Upland. Our account management teams are trained on all of our applications and work closely with the relationship manager to ensure that our customers receive high-quality consultative service.

•
Customer Support. We offer support from all of our office locations to help our customers maximize the return on their investment in our applications. We provide 24/7 customer support around the world through our online customer support portal. In addition, our customer support team manages and administers the Upland customer community forum and knowledge base repository.

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

•	Premier Success Plans: Provides a bundled services, support, and product experience offering with three tiers (standard, gold and platinum) designed to provide maximum customer value.
Technology and Operations
Our cloud-based family of applications utilizes a multi-tenant architecture and our customers access our applications using a secure Internet connection through a standard web browser. Our applications are easy to deploy, highly configurable, scalable, flexible, and secure and provide our customers with a modern and intuitive user experience.
We presently use storage area network hardware at our data center locations that has been designed for high performance and data-loss prevention, but have commenced an initiative to migrate our data centers to Amazon Web Services or an equivalent hosting facility. We believe this transition will lead to operational efficiencies for our business that will enable us to better serve our customers.
With our data that is stored at our data center locations, we employ a modular application architecture to balance customer workloads across multiple servers and to provide a flexible method for scaling customers without impacting other parts of the server environment. This architecture is designed to allow us to provide the high levels of uptime required by our customers. We employ capacity planning techniques to ensure we have required capacity for our forecasted growth. We believe that our move to a single, full-service hosting facility will enable us to more easily ensure the balance of customer workloads, scalability, and high levels of uptime.
Our applications offer high levels of security by segregating each customer’s data from the data of other customers and by limiting access to our platform to only those individuals authorized by our customers after they have been authenticated and validated. We maintain a formal and comprehensive security program designed to ensure the security and integrity of customer data, protect against security threats or data breaches, and prevent unauthorized access to the data of our customers. At our data centers, we strictly regulate and limit all access to servers and networks at our production and remote backup facilities, and we engage a third party to conduct periodic security audits on our data and access security, including firewall penetration testing and vulnerability scans. In addition, sensitive customer data is encrypted and encrypted backup files are transmitted over secure connections to a redundant server storage device in a secondary data center. Our data center facilities employ advanced measures to ensure physical integrity, including redundant power and cooling systems, and advanced fire and flood prevention.
Our applications that are presently hosted at data centers are secure, third-party, American National Standards Institute Tier 3 data center facilities, located in the United States and other countries. Our data centers are designed to host computer systems with fully redundant subsystems and compartmentalized security zones. While we procure and operate all infrastructure equipment delivering our applications, third parties operate the data centers that we use. These facilities provide 24/7 security, biometric access controls, systems security, redundant networking, N+1 power and environmental controls. We expect that our initiative to consolidate our data centers to Amazon Web Services or equivalent hosting facilities for higher efficiency will be complete in 2018.
Research and Development
We focus our research and development efforts on customer-driven innovation, third-party integrations and continually enhancing the performance, reliability, security, usability, and scalability of our applications.
In addition to internal resources, we utilize partners, contractors, and offshore resources to improve efficiencies and our ability to deliver. Our research and development expenses were $14.9 million, $15.8 million, $26.2 million in fiscal years 2016, 2015, and 2014, respectively. See audited financial statement Note 16 Related Party Transactions regarding an $11.2 million charge to research and development costs in fiscal 2014.
Competition
The overall markets we serve are rapidly evolving and subject to changing technology, shifting customer needs, and frequent introductions of new applications. The intensity and nature of our competition varies significantly across our range of enterprise applications. We face competition both from point solution providers, including legacy on-premise enterprise systems, and other cloud-based software vendors that may address one or more of the functional elements of our applications. In addition, we face competition from manual processes and traditional tools, such as paper-based techniques, spreadsheets, and email.
We believe the principal competitive factors in our market include the following:

•	breadth and depth of application functionality;

•	ease of deployment and use of applications;

•	total cost of ownership;

•	levels of customer support satisfaction;

•	brand awareness and reputation;

•	capability for configurability, integration, scalability, and reliability of applications;

•	ability to innovate and respond to customer needs rapidly; and

•	level of integration among applications and with other enterprise systems.
We believe that we compete favorably on the basis of these factors. Our ability to remain competitive will largely depend on the strength of our applications, the effectiveness of our sales and marketing efforts, the quality of our customer success organization, and our ability to acquire complementary technologies, products, and businesses to enhance the features and functionality of our applications.

Intellectual Property and Proprietary Rights
We rely on a combination of trademark, copyright, trade secret, and patent laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our intellectual property.
Employees
As of December 31, 2016, we had 251 employees, with the majority of our employees located in the United States or Canada. None of our employees are covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.
Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we believe would, individually or taken together, have a material adverse effect on our business, operating results, financial condition or cash flows.
Information about Segment and Geographic Revenue
We operate and manage our business as a single operating segment. See our consolidated financial statements for a discussion of revenues, operating loss, net loss, and total assets. Our revenues are principally generated in the United States, which accounted for 84%, 81%, and 78% of consolidated revenues for the years ended December 31, 2016, 2015, and 2014, respectively. Revenues from international business accounted for 16%, 19%, and 22% of consolidated revenues for the years ended December 31, 2016, 2015, and 2014, respectively. See Note 15 of the Notes to Condensed Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
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
We were formed in July 2010 and acquired our first business and commenced operations in September 2011. Prior to September 2011, our business activity was devoted to raising capital, building infrastructure and reviewing potential acquisitions. As such, we have a very limited operating history of selling our products and professional services to third parties. Our limited operating history makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment. We incurred net losses of $13.5 million, $13.7 million and $20.1 million in fiscal 2016, 2015, and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $62.4 million. Our losses in prior periods and accumulated deficit reflect the investments we have made to date to grow our business. We expect to have significant operating expenses in the future to further support and grow our business, including expanding the range of integrations between our software and third-party applications and platform, expanding our direct and indirect sales capabilities, pursuing acquisitions of complementary businesses, investing in our data center infrastructure and research and development and increasing our international presence, and as a result, we may be unable to achieve or sustain profitability or accurately predict our future results. You should not consider our recent growth in revenue as indicative of our future performance, and we cannot assure you that we will achieve profitability in the future, nor that if we do become profitable, we will sustain profitability.
Our growth depends on our ability to retain existing customers and secure additional subscriptions and cross-sell opportunities from existing customers, and nonrenewals and downgrades could harm our future operating results.
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
We have recently experienced a period of rapid growth in our personnel and operations. In particular, we increased our number of full-time employees from three as of December 31, 2011 to 251 as of December 31, 2016, and have also increased the size of our customer base. In addition, our revenue grew from $712,000 in fiscal 2011 to $74.8 million in fiscal 2016. Acquisitions are a primary component of our growth strategy and, as a result, we anticipate that we will continue to experience further rapid growth in our personnel and operations in the future. Our growth has placed, and future growth will place, a significant strain on our managerial, administrative, operational, financial and other resources. To manage the expected growth of our personnel and operations, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our applications, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
We have made and expect to continue to make acquisitions as a primary component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.
A primary component of our growth strategy has been to acquire complementary businesses to grow our company. For example, we acquired the businesses of PowerSteering Software, Inc., Tenrox Inc. and LMR Solutions, LLC, dba EPM Live, in fiscal 2012 and the businesses of FileBound Solutions, Inc. and Marex Group Inc., ComSci, LLC, and Clickability Inc., in fiscal 2013, the businesses of Solution Q Inc. and Mobile Commons, Inc., in fiscal 2014, Ultriva Inc., in fiscal 2015, and LeadLander, Inc., HipCricket, Inc. and Advanced Processing and Imaging, Inc. in fiscal 2016. Subsequent to 2016, we acquired the business of Omtool, Inc. in January 2017. We intend to continue to pursue acquisitions of complementary technologies, products and businesses as a primary component of our growth strategy to enhance the features and functionality of our applications, expand our customer base and provide access to new markets and increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example:

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
On November 15, 2016, we expanded into a $90 million loan facility with Wells Fargo Capital Finance. The facility is comprised of a $50 million term loan, a $10 million revolving credit facility and a $10 million delayed draw term loan for acquisitions. Additionally, the facility provides for an uncommitted $20 million accordion loan to further support future acquisitions and an allowance of $16.7 million of subordinated seller notes for acquisitions.

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
If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. In order to take advantage of customer demand for cloud-based software applications, vendors of legacy systems are expanding their cloud-based enterprise workplace management applications through acquisitions and internal development. A potential result of such expansion is that certain of our current or potential competitors may be acquired by third parties with greater available resources and the ability to further invest in product improvements and initiate or withstand substantial price competition. Our competitors also may establish or strengthen cooperative relationships with our current or future value-added resellers, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our applications. Disruptions in our business caused by these events could reduce our revenue.

Our growth and long-term success depends, in part, on our ability to expand our international sales and operations.
As our operations have expanded, we have established and currently maintain offices in the United States, Canada, and the United Kingdom. We have limited experience in operating in foreign jurisdictions and expect to continue to expand our relationship with international customers. Managing a global organization is difficult, time-consuming and expensive, and any international efforts that we may undertake may not be successful. In addition, conducting international operations subjects us to risks, including the following:

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
Any disruption of service at the data centers that house our equipment and deliver our applications or with our hosting service provider could harm our business.
Our reputation and ability to attract, retain and serve our customer is dependent upon the reliable performance of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm these systems. Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver application data to our customers. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our applications to existing and potential customers.
Our servers and those of third parties we use in our operations are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We have implemented security protocols within our applications, however this is no assurance that our systems are completely secure. Our insurance does not cover expenses related to disruptions to our service or unauthorized access to our applications. Any significant disruption to our service or access to our systems could result in a loss of customers and adversely affect our business and results of operation.

We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party Web hosting provider. In addition, we utilize third-party hosting services in connection with our business operations and are undertaking an initiative to migrate our applications to a third-party hosting platform. Problems faced by us or our third-party hosting providers, including technological or business-related disruptions, could adversely impact the experience of our customers.
If we fail to adequately manage our data center or hosting infrastructure capacity, our existing customers may experience service outages and our new customers may experience delays in the deployment of our applications.
We have experienced significant growth in the number of seats and volume of data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. However, obtaining new data center infrastructure requires lead time. If we do not accurately predict our infrastructure capacity requirements with sufficient lead time, our customers could experience service impairment that may subject us to financial penalties and liabilities and cause us to lose customers. If our data center infrastructure capacity fails to keep pace with increased subscriptions, customers may experience delays or reductions in the quality of our service as we seek to obtain additional capacity, which could harm our reputation and harm our business. As we add data center or hosting infrastructure capacity and support personnel in advance of anticipated growth, our cost of product revenue will increase and if the anticipated revenue growth does not occur, our product gross profit will be adversely affected both in terms of absolute dollars and as a percentage of total revenues in any particular quarterly or annual period.
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
As of December 31, 2016, we had federal net operating loss carryforwards of approximately $83 million and research and development credit carryforwards of approximately $1.3 million, which begin expiring in 2017. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre- change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations. The annual limitation will result in the expiration of $16.2 million of federal net operating losses and $0.8 million of research and development credit carryforwards before utilization. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.
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
We incur significant costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.
As a public company, we will incur significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the exchange on which we list our common stock. These rules and regulations may substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. As a public company, it is more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain coverage or to accept reduced policy limits and coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies including, but not limited to: not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and to obtain stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions until such time that we are no longer an “emerging growth company.” We will cease to be an “emerging growth company” upon the earliest of the first fiscal year following the fifth anniversary of the consummation of our initial public offering; the first fiscal year after our annual gross revenue is $1 billion or more; the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, or the Exchange Act. To the extent we take advantage of any of these reduced reporting burdens in this Annual Report or in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We are choosing to “opt out” of such extended transition period, however, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. The requirements of being a public company may strain our resources and divert management’s attention.
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
The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements or to include such shares in registration statements that we may file for ourselves or other stockholders. We also have registered shares of common stock that we may issue under our stock-based compensation plans, which can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144 under the Securities Act.
Our existing directors, executive officers and principal stockholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
As of December 31, 2016, our directors, executive officers, principal stockholders and their affiliates beneficially owned or controlled, directly or indirectly, a majority of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election or removal of directors, any amendments to our certificate of incorporation or bylaws and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares and might affect the market price of our common stock.
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
Our principal corporate offices are located in Austin, Texas where we occupy approximately 9,896 square feet of space under a sublease that expires in March 2020. We occupy additional leased facilities for operations of approximately 16,987 square feet in Montreal, Quebec; approximately 22,950 square feet in Lincoln, Nebraska; approximately 7,740 square feet in San Francisco, California (which we have vacated and subsequently subleased through the end of the lease which terminates in 2017).
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
As of March 22, 2017, the last reported sales price of our common stock on the NASDAQ was $13.93 and there were 74 stockholders of record of our common stock, including Computershare Limited, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
The table below sets forth the high and low sales prices per share of our common stock as reported on the NASDAQ for the periods indicated:

	Sales Price Per Share in 2016
Year Ended December 31, 2016	Low	High
Fourth quarter	$7.85	$9.74
Third Quarter	$7.44	$9.90
Second Quarter	$6.80	$7.77
First Quarter	$6.00	$7.19

	Sales Price Per Share in 2015
Year Ended December 31, 2015	Low	High
Fourth quarter	$6.77	$8.12
Third Quarter	$7.59	$9.18
Second Quarter	$5.91	$9.22
First Quarter	$6.81	$10.05
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
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the NASDAQ Computer Technology Index and the S&P 500 Composite Index during the period commencing on November 6, 2014, the initial trading day of our common stock, and ending on December 31, 2016. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the S&P 500 Composite Index and the stocks represented in NASDAQ Computer Technology Index, and reinvestment of any dividends. The Computer Technology Index is designed to represent a cross section of widely-held U.S. corporations involved in various phases of the computer industry. The Index is market-value (capitalization) weighted, based on the aggregate market value of its 27 component stocks. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Recent Sales of Unregistered Securities
In November 2016, the Company issued 24,587 shares of common stock valued at approximately $200,000 as a result of the escrow release in connection with the acquisition of Ultriva, Inc.
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
The consolidated statements of operations data for the years ended December 31, 2016, 2015, and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements appearing in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014, 2013, and 2012 are derived from our consolidated financial statements not included in this Annual Report on Form 10-K. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements beginning on the dates of acquisition, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of the results to be expected in the future, and our interim results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$65,552	$57,193	$48,625	$30,887	$18,281
Perpetual license	1,650	2,805	2,787	2,003	641
Total product revenue	67,202	59,998	51,412	32,890	18,922
Professional services	7,565	9,913	13,162	8,303	3,841
Total revenue	74,767	69,911	64,574	41,193	22,763
Cost of revenue:
Subscription and support	22,734	19,586	14,042	7,787	4,189
Professional services	4,831	7,085	9,079	5,680	3,121
Total cost of revenue	27,565	26,671	23,121	13,467	7,310
Gross profit	47,202	43,240	41,453	27,726	15,453
Operating expenses:
Sales and marketing	12,160	12,965	14,670	10,625	6,331
Research and development	14,919	15,778	26,165	10,340	5,308
Refundable Canadian tax credits	(513)	(470)	(1,094)	(583)	(728)
General and administrative	18,286	18,201	13,561	6,832	4,574
Depreciation and amortization	5,291	4,534	4,310	3,670	1,812
Acquisition-related expenses	5,583	2,455	2,186	1,461	1,933
Total operating expenses	55,726	53,463	59,798	32,345	19,230
Loss from operations	(8,524)	(10,223)	(18,345)	(4,619)	(3,777)
Other expense:
Interest expense, net	(2,781)	(1,858)	(1,951)	(2,797)	(528)
Other income (expense), net	(678)	(544)	101	(431)	(65)
Total other expense	(3,459)	(2,402)	(1,850)	(3,228)	(593)
Loss before provision for income taxes	(11,983)	(12,625)	(20,195)	(7,847)	(4,370)
Provision for income taxes	(1,530)	(1,039)	78	(708)	72
Loss from continuing operations	(13,513)	(13,664)	(20,117)	(8,555)	(4,298)
Income (loss) from discontinued operations	—	—	—	(642)	1,791
Net loss	$(13,513)	$(13,664)	$(20,117)	$(9,197)	$(2,507)
Preferred stock dividends and accretion	—	—	(1,524)	(98)	(44)
Net loss attributable to common shareholders	$(13,513)	$(13,664)	$(21,641)	$(9,295)	$(2,551)
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(0.82)	$(0.91)	$(4.43)	$(7.23)	$(5.78)
Income (loss) from discontinued operations per common share, basic and diluted	$—	$—	$—	$(0.54)	$2.39
Net loss per common share, basic and diluted	$(0.82)	$(0.91)	$(4.43)	$(7.77)	$(3.39)
Weighted-average common shares outstanding, basic and diluted	16,472,799	14,939,601	4,889,901	1,196,668	751,416

	December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$28,758	$18,473	$30,988	4,703	3,892
Property and equipment, net	4,356	6,001	3,930	3,942	1,407
Intangible assets, net	28,512	31,526	34,751	34,747	26,388
Goodwill	69,097	47,422	45,146	33,630	21,093
Total assets	150,588	122,414	135,686	94,847	67,808
Deferred revenue	23,799	19,939	21,376	17,036	16,502
Total liabilities	91,575	62,144	64,289	60,191	44,495
Redeemable convertible preferred stock	—	—	—	50,538	27,492
Total stockholders’ equity (deficit)	59,013	60,270	71,397	(15,882)	(4,179)

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except %)
Other Financial Data:
Annualized recurring revenue value at year-end(1)	$63,968	$58,918	$56,800	$49,061	$27,093
Annual net dollar retention rate(2)	95%	90%	96%	90%	n/a
Adjusted EBITDA(3)	$12,616	$4,143	$4,213	$3,576	$3,998

(1)
Annualized recurring revenue value at year-end. The value as of December 31 equals the monthly value of our recurring revenue contracts measured as of December 31 multiplied by 12. This measure excludes the revenue value of certain uncontracted overage fees and on-demand service fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Metrics” for additional discussion of this key metric.

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Net Loss	$(13,513)	$(13,664)	$(20,117)	$(9,197)	$(2,507)
Net income (loss) from discontinued operations	—	—	—	642	(1,791)
Depreciation and amortization expense	9,794	8,451	7,457	5,310	2,472
Interest expense, net	2,781	1,858	1,951	2,797	528
Other expense (income), net	678	544	(101)	431	65
Provision for (benefit from) income taxes	1,530	1,039	(78)	708	(72)
Stock-based compensation expense	4,333	2,741	1,077	498	92
Acquisition-related expense	5,583	2,455	2,186	1,461	1,933
Stock-based compensation expense - related party vendor	—	—	11,220	—	—
Nonrecurring litigation expense	25	406	256	—	—
Purchase accounting deferred revenue discount	1,405	313	362	926	3,278
Adjusted EBITDA	$12,616	$4,143	$4,213	$3,576	$3,998
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

The following tables present stock-based compensation, depreciation and amortization included in the respective line items in our Consolidated Statement of Operations:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Stock-based compensation:
Cost of revenue	$44	$42	$49	$16	$—
Research and development	204	203	61	12	—
Sales and marketing	105	65	39	15	—
General and administrative	3,980	2,431	928	455	92
Total	$4,333	$2,741	$1,077	$498	$92

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Depreciation:
Cost of Revenue	$2,030	$1,800	$1,303	$455	$—
General and administrative	657	452	987	348	325
Total	$2,687	$2,252	$2,290	$803	$325

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Amortization:
Cost of Revenue	$2,473	$2,116	$1,185	$1,185	$662
General and administrative	4,634	4,083	3,322	3,322	1,487
Total	$7,107	$6,199	$4,507	$4,507	$2,149

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We provide cloud-based enterprise work management software. We define enterprise work management software as software applications that enable organizations to plan, manage and execute projects and work. Our family of applications enables users to manage their projects, professional workforce and IT investments, automate document-intensive business processes and effectively engage with their customers, prospects and community via the web and mobile technologies.
The continued growth of an information-based economy has given rise to a large and growing group of knowledge workers who operate in dynamic work environments as part of geographically dispersed and virtual teams. We believe that manual processes and legacy on- premise enterprise systems are insufficient to address the needs of the modern work environment. In order for knowledge workers to be successful, they need to interact with intuitive enterprise work systems in a collaborative way, including real-time access. Today, legacy processes and systems are being disrupted and replaced by cloud-based enterprise work management software that improves visibility, collaboration and productivity.
In response to these changes, we are providing organizations and their knowledge workers with software applications that better align resources with business objectives and increase visibility, governance, collaboration, quality of customer experience and responsiveness to changes in the business environment. This results in increased work capacity, higher productivity, better execution and greater levels of customer engagement. Our applications are easy-to-use, scalable and offer real-time collaboration for knowledge workers distributed on a local or global scale. Our applications address enterprise work challenges in the following categories:

•	Project & Information Technology (IT) Management. Enables users to manage their organization’s projects, professional workforce and IT costs.

•	Workflow Automation. Enables users to automate document-intensive workflow business processes across their enterprise and supply chain.

•	Digital Engagement. Enables users to effectively engage with their customers, prospects and community via the web and mobile technologies.
We sell our software applications primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition to our direct sales organization, we have an indirect sales organization, which sells to distributors and value-added resellers. We employ a land-and-expand go-to-market strategy. After we demonstrate the value of an initial application to a customer, our sales and account management teams work to expand the adoption of that initial application across the customer, as well as cross-sell additional applications to address other enterprise work management needs of the customer. Our customer success organization supports our direct sales efforts by managing the post-sale customer lifecycle.
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. We have more than 2,500 customers with over 250,000 users across a broad range of industries, including financial services, retail, technology, manufacturing, education, consumer goods, media, telecommunications, government, food and beverage, healthcare and life sciences.

Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand, each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in fiscal 2012 to $74.8 million in fiscal 2016, representing a 228% period-over-period growth rate. See Note 15 of the Notes to Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the years ended December 31, 2016, 2015 and 2014, our subscription and support revenue accounted for 88%, 82%, and 75%, respectively of our total revenue in both periods. Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the years ended December 31, 2016, 2015 and 2014, our perpetual license revenue accounted for 2%, 4%, and 4% of our total revenue, respectively. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the years ended December 31, 2016, 2015 and 2014, our professional services revenue accounted for 10%, 14%, and 21%, respectively.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. We will prioritize acquisitions within the product categories we currently participate in, including Project & IT Management, Workflow Automation, and Digital Engagement. Consistent with our growth strategy, we have made twelve acquisitions in the five years ending December 31, 2016, excluding an additional acquisition in January 2017. See Note 17 of the Notes to Consolidated Financial Statements for more information regarding events occurring after December 31, 2016.
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
EPM Live. In November 2012, we acquired the business of LMR Solutions, LLC, dba EPM Live, or EPM Live, a provider of cloud-based and perpetual license-based project management and collaboration software, with a combination of cash, seller notes and equity, for total consideration of $7.7 million. The acquisition of EPM Live added a software application focused on improving collaboration and the execution of both projects and unstructured work. EPM Live was sold in March, 2016 in conjunction with our acquisition of HipCricket, Inc. as described below.
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
2015 Acquisitions
Ultriva. On November 13, 2015, the Company acquired 100% of the outstanding capital of Ultriva, Inc. (Ultriva) for total purchase consideration of $7.2 million, which included cash of $5.6 million, net of $0.4 million of cash acquired, 179,298 shares of the Company’s common stock with a fair value of $1.4 million, and an additional $200,000 in shares of common stock held in escrow, subject to indemnification claims, one year from the date of the acquisition. In November 2016, the Company issued 24,587 shares of common stock valued at approximately $200,000 as a result of the escrow release. Ultriva provides cloud-based supply chain collaboration software.
2016 Acquisitions
LeadLander. On January 7, 2016, Upland completed its purchase of substantially all of the assets of LeadLander, Inc. (LeadLander), a website analytics provider. The purchase price consideration paid was approximately $8.0 million in cash payable at closing (net of $0.4 million of cash acquired) and a $1.2 million cash holdback payable in 12 months (subject to indemnification claims). The foregoing excludes additional potential earnout payments tied to performance-based conditions. In addition to the cash consideration described above, the Asset Purchase Agreement included a contingent share consideration component pursuant to which Upland issued an aggregate of $2.4 million common stock in July 2016.

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

Advanced Processing & Imaging, Inc. On April 27, 2016, Upland acquired Advanced Processing & Imaging, Inc., a content management platform driving workflow in governments and schools. The purchase price consideration consisted of $4.0 million in cash payable at closing (net of $0.2 million of cash acquired), and a $0.8 million cash holdback payable in 12 months (subject to indemnification claims).

2017 Acquisitions

Omtool. On January 11, 2017, Upland completed its acquisition of Omtool, Ltd., an enterprise document capture, fax, and workflow solution company. The purchase price paid for Omtool was $19.2 million (net of cash acquired).

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
Key Metrics
In addition to the GAAP financial measures described below in “—Components of Operating Results,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except %)
Other Financial Data:
Annualized recurring revenue value at year-end(1)	$63,968	$58,918	$56,800	$49,061	$27,093
Annual net dollar retention rate(2)	95%	90%	96%	90%	n/a
Adjusted EBITDA(3)	$12,616	$4,143	$4,213	$3,576	$3,998

(1)
Annualized recurring revenue value at year-end. The value as of December 31 equals the monthly value of our recurring revenue contracts measured as of December 31 multiplied by 12. This measure excludes the revenue value of certain uncontracted overage fees and on-demand service fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Metrics” for additional discussion of this key metric.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Net loss	$(13,513)	$(13,664)	$(20,117)	$(9,197)	$(2,507)
Income (loss) from discontinued operations	—	—	—	642	(1,791)
Depreciation and amortization expense	9,794	8,452	7,457	5,310	2,472
Interest expense, net	2,781	1,858	1,951	2,797	528
Other expense (income), net	678	544	(101)	431	65
Provision for income taxes	1,530	1,039	(78)	708	(72)
Stock-based compensation expense	4,333	2,741	1,077	498	92
Acquisition-related expenses	5,583	2,455	2,186	1,461	1,933
Stock-based compensation expense --- related party vendor	—	—	11,220	—	—
Non-recurring litigation costs	25	406	256	—	—
Purchase accounting deferred revenue discount	1,405	313	362	926	3,278
Adjusted EBITDA	$12,616	$4,144	$4,213	$3,576	$3,998
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
Perpetual license revenue. Perpetual license revenue reflects the revenue recognized from sales of perpetual licenses to new customers and additional perpetual licenses to existing customers. We generally recognize the license fee portion of the arrangement up-front, provided all revenue recognition criteria are satisfied.
Professional services revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. We generally recognize the revenue associated with these professional services on a time and materials basis as we deliver the services or provide training to our customers.
Cost of Revenue
Cost of product revenue. Cost of product revenue consists primarily of personnel and related costs of our customer success and cloud operations teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as software license fees, hosting costs, Internet connectivity and depreciation expenses directly related to delivering our applications. We expect that cost of revenues may increase in the future depending on the growth rate of our new customers and billings and our need to support the implementation, hosting and support of those new customers. We intend to continue to invest additional resources in expanding the delivery capability of our applications. As we add hosting infrastructure capacity and support personnel in advance of anticipated growth, our cost of product revenue will increase and if such anticipated revenue growth does not occur, our product gross profit will be adversely affected both in terms of absolute dollars and as a percentage of total revenues in any particular quarterly or annual period. Our cost of product revenue is generally expensed as the costs are incurred.
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
Research and development. Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead and costs of certain third-party contractors. Research and development costs related to the development of our software applications are generally recognized as incurred. For example, we are parties to a technology services agreement pursuant to which we generally recognize expenses for services as they are received. See Note 16 of the Notes to Consolidated Financial Statements for more information regarding how expenses under such agreement are recognized. We have devoted our product development efforts primarily to enhancing the functionality, and expanding the capabilities, of our applications.
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
General and administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead, professional fees and other corporate expenses. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations, including potentially higher legal, corporate insurance, accounting and auditing expenses, and the additional costs of enhancing and maintaining our internal control environment. General and administrative expenses may fluctuate as a percentage of revenue, and overtime we expect that general and administrative expenses will decrease as a percent of revenue due to operational efficiencies.
Depreciation and amortization. Depreciation and amortization expenses primarily consist of depreciation and amortization of acquired intangible assets as a result of business combination purchase accounting adjustments. The valuation of identifiable intangible assets reflects management’s estimates based on, among other factors, use of established valuation methods. Customer relationships are valued using an income approach, which estimates fair value based on the earnings and cash flow capacity of the subject asset and are amortized over a seven to ten-year period. The value of the trade name intangibles are determined using a relief from royalty method, which estimates fair value based on the value the owner of the asset receives from not having to pay a royalty to use the asset and are amortized over mostly a three-year period. Developed technology is valued using a cost-to-recreate approach and is amortized over a four- to seven-year period.
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
Total Other Expense
Total other expense consists primarily of changes in the estimated fair value of our preferred stock warrant liabilities, amortization of deferred financing costs over the term of the related loan facility, revaluation of contingent consideration, and interest expense on outstanding debt, including amortization of debt discount and effect of beneficial conversion features in our convertible promissory notes payable.
Income Taxes
Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. We have historically not recorded any material provision for federal or state income taxes, other than deferred taxes related to tax deductible goodwill and current taxes in certain separate company filing states. The balance of the tax provision for fiscal years ended December 31, 2016, 2015, and 2014, outside of tax deductible goodwill and current taxes in separate filing states, is related to foreign income taxes, primarily operations of our Canadian subsidiaries. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited.

Results of Operations
Consolidated Statements of Operations Data
The following tables set forth our results of operations for the specified periods, as well as our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.

	Year Ended December 31,
	2016		2015		2014
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$65,552	88%	$57,193	82%	$48,625	75%
Perpetual license	1,650	2%	2,805	4%	2,787	4%
Total product revenue	67,202	90%	59,998	86%	51,412	79%
Professional services	7,565	10%	9,913	14%	13,162	21%
Total revenue	74,767	100%	69,911	100%	64,574	100%
Cost of revenue:
Subscription and support (1)(2)	22,734	30%	19,586	28%	14,042	22%
Professional services	4,831	7%	7,085	10%	9,079	14%
Total cost of revenue	27,565	37%	26,671	38%	23,121	36%
Gross profit	47,202	63%	43,240	62%	41,453	64%
Operating expenses:
Sales and marketing (1)	12,160	16%	12,965	19%	14,670	23%
Research and development (1)	14,919	20%	15,778	23%	26,165	41%
Refundable Canadian tax credits	(513)	(1)%	(470)	(1)%	(1,094)	(2)%
General and administrative (1)	18,286	24%	18,201	26%	13,561	21%
Depreciation and amortization	5,291	7%	4,534	6%	4,310	7%
Acquisition-related expenses	5,583	9%	2,455	3%	2,186	3%
Total operating expenses	55,726	75%	53,463	76%	59,798	93%
Loss from operations	(8,524)	(12)%	(10,223)	(14)%	(18,345)	(29)%
Other Expense:
Interest expense, net	(2,781)	(4)%	(1,858)	(3)%	(1,951)	(3)%
Other expense, net	(678)	(1)%	(544)	—%	101	—%
Total other expense	(3,459)	(5)%	(2,402)	(3)%	(1,850)	(3)%
Loss before provision for income taxes	(11,983)	(17)%	(12,625)	(17)%	(20,195)	(32)%
Provision for income taxes	(1,530)	(1)%	(1,039)	(3)%	78	1%
Loss from continuing operations	(13,513)	(18)%	(13,664)	(20)%	(20,117)	(31)%
Income (loss) from discontinued operations	—		—		—
Net loss	$(13,513)	(18)%	$(13,664)	(20)%	$(20,117)	(31)%
Preferred stock dividends and accretion	—	—%	—	—%	(1,524)	(3)%
Net loss attributable to common shareholders (3)	$(13,513)	(18)%	$(13,664)	(20)%	$(21,641)	(34)%
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(0.82)		$(0.91)		$(4.43)
Loss from discontinued operations per common share, basic and diluted	$—		$—		$—
Loss per common share, basic and diluted	$(0.82)		$(0.91)		$(4.43)
Weighted-average common shares outstanding, basic and diluted (3)	16,472,799		14,939,601		4,889,901

(1)	Includes stock-based compensation.

(2)	Includes depreciation and amortization of $3,916,000, $3,147,000, and $1,640,000 in 2015, 2014, and 2013, respectively.

(3)
See Note 8 to our consolidated financial statements included elsewhere in this 10-K for a discussion and reconciliation of historical net loss attributable to common stockholders and weighted average shares outstanding for historical basic and diluted net loss per share calculations.

Comparison of Fiscal Years Ended December 31, 2016 and 2015
Revenue

	Year Ended December 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$65,552	88%	$57,193	82%	$8,359	15%
Perpetual license	1,650	2%	2,805	4%	(1,155)	(41)%
Total product revenue	67,202	90%	59,998	86%	7,204	12%
Professional services	7,565	10%	9,913	14%	(2,348)	(24)%
Total revenue	$74,767	100%	$69,911	100%	$4,856	7%
Total revenue was $74.8 million in 2016, compared to $69.9 million in 2015, an increase of $4.9 million, or 7%. Of the increase in total revenue, $11.7 million was due to the acquisitions we closed in 2015 and 2016. Total revenue also declined by $6.0 million due to the divestiture of the EPM Live product line at the end of February 2016 and by $0.7 million from organic total revenues, or 1% in 2016 compared to 2015 due the change in the foreign currency exchange rate between the Canadian dollar versus the U.S. dollar for those periods of $0.6 million. Therefore, on a constant currency basis, our organic total revenue decreased by $0.1 million.
Subscription and support revenue was $65.6 million in 2016, compared to $57.2 million in 2015, an increase of $8.4 million, or 15%. Of the increase in subscription and support revenue, $10.6 million was due to the acquisitions we closed in 2015 and 2016. Subscription and support revenue declined by $2.9 million due to the divestiture of the EPM Live product line at the end of February 2016. The organic subscription and support revenue increased by $0.7 million, which includes a negative impact of $0.6 million in 2016 compared to 2015 due to the change in the foreign currency exchange rate between the Canadian dollar versus the U.S. dollar. Therefore, on a constant currency basis, our organic subscription and support revenue increased by $1.3 million, or 2%.
Perpetual license revenue was $1.7 million in 2016, compared to $2.8 million in 2015, a decrease of $1.1 million, or 41%. The acquisitions we closed in 2015 and 2016 contributed a $0.1 million increase in perpetual license revenue. Perpetual license revenue declined by $0.6 million due to the divestiture of the EPM Live product line at the end of February 2016 . The organic perpetual revenue declined by $0.6 million, or 2% with an immaterial impact from changes in the foreign currency exchange rate between the Canadian dollar versus the U.S. dollar on perpetual license revenue.
Professional services revenue was $7.6 million in 2016, compared to $9.9 million in 2015, a decrease of $2.3 million, or 24%. The acquisitions we closed in 2015 and 2016 contributed a $1.0 million increase to professional services revenue. Professional services revenue declined by $2.5 million due to the divestiture of the EPM Live product line at the end of February 2016. The organic professional services revenue declined by $0.8 million which included a decline of $0.1 million due to the change in the foreign currency exchange rate between the Canadian dollar versus the U.S. dollar in 2016 compared to 2015. Therefore, on a constant currency basis, our organic professional services revenue decreased by $0.7 million, or 7%.

Cost of Revenue and Gross Profit Percentage

	Year Ended December 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$22,734	30%	$19,586	28%	$3,148	16%
Professional services	4,831	7%	7,085	10%	(2,254)	(32)%
Total cost of revenue	27,565	37%	26,671	38%	894	3%
Gross profit	$47,202	63%	$43,240	62%	$3,962	9%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$2,030	3%	$1,800	3%	$230	13%
Amortization	$2,473	3%	$2,116	3%	$357	17%
Cost of subscription and support revenue was $22.7 million in 2016, compared to $19.6 million in 2015, an increase of $3.1 million, or 16%. The organic portion of our business contributed to a $3.8 million increase. Of the $3.8 million increase, $3.5 million was due to mobile messaging and short code leasing costs driven by higher mobile messaging volume and activity with the remaining $0.3 million increase from one-time charges related to the remaining unused portion of certain data center contracts as our cloud infrastructure was consolidated. The divestiture of the EPM Live product line in Q1 2016 contributed to $1.7 million decrease in cost of subscription and support revenue. Of the $1.7 million decrease, $0.7 million was attributable to reduced personnel and related costs, $0.2 million from depreciation and amortization, $0.2 million from reduced third party software and equipment costs and the remaining $0.2 million from miscellaneous costs. The 2015 and 2016 acquisitions contributed to a $1.2 million increase in cost of subscription and support revenue. Of the $1.2 million increase, $0.4 million was due to higher amortization of intangibles, $0.4 million increase in personnel and related costs, $0.3 million increase in data center and hosting costs and the remaining $0.2 million from miscellaneous costs.
Cost of professional services revenue was $4.8 million in 2016, compared to $7.1 million in 2015, a decrease of $2.3 million, or 32%. Cost of professional services revenue for organic business decreased $1.0 million driven by a $0.7 million reduction in personnel and related costs, $0.2 million reduction in contractor fees and $0.1 million reduction in miscellaneous costs which are the result of our planned operating efficiencies. The divestiture of the EPM Live product line at the end of February 2016 contributed to $1.8 million decrease in cost. Of the $1.8 million decrease, $1.4 million was attributable to reduced personnel and related costs, $0.2 million from reduced facility expenses and $0.3 million from miscellaneous costs. The acquisitions we closed in 2015 and 2016 contributed a $0.6 million increase in cost of professional services revenue. Of the $0.6 million increase, $0.3 million was attributable to personnel and related costs, $0.1 million attributable to contractor fees, and $0.2 million attributable to miscellaneous costs.

Operating Expenses
Sales and Marketing Expense

	Year Ended December 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Sales and marketing	$12,160	16%	$12,965	19%	$(805)	(6)%
Sales and marketing expense was $12.2 million in 2016, compared to $13.0 million in 2015, a decrease of $0.8 million, or 6%. Of the decrease in sales and marketing expense, $1.5 million was attributable to the organic business primarily due to a decrease in sales and solution consultant personnel and related cost of $1.2 million which is the result of our planned operating efficiencies, and reduced spend of $0.3 million for general marketing. The divestiture of the EPM Live product line in Q1 2016 contributed to a decrease of $1.4 million in sales and marketing expense comprised of $0.5 million reduction in personnel and related expenses, $0.3 million of bad debt, $0.2 million of commissions, $0.2 million of marketing program spend and $0.3 million of miscellaneous expenses. The acquisitions we closed in 2015 and 2016 contributed an increase of $2.1 million in sales and marketing expense comprised of $1.4 million of sales commission, $0.4 million of personnel and related costs, and $0.4 million of miscellaneous expenses.
Research and Development Expense

	Year Ended December 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Research and development:
Research and development	$14,919	20%	$15,778	23%	$(859)	(5)%
Refundable Canadian tax credits	(513)	(1)%	(470)	(1)%	(43)	9%
Total research and development	$14,406	19%	$15,308	22%	$(902)	(6)%
Research and development expense was $14.9 million in 2016, compared to $15.8 million in 2015, a decrease of $0.9 million, or 5%. The organic portion of our business contributed to a $0.9 million decrease in research and development costs from reduced personnel and related costs as a result of our planned operating efficiencies. The divestiture of the EPM Live product in February 2016 contributed a decrease of $0.9 million in research and development expense comprised of $0.6 million of personnel and related costs and $0.3 million of contractor fees. The $0.9 million reduction in research and development from the divestiture of the EPM Live product line was offset by $0.9 million increase in research and development from the acquisitions we closed in 2015 and 2016. This increase from acquisitions was comprised of $0.6 million in personnel and related costs, $0.1 million in contractor fees, and $0.2 million of miscellaneous expenses.
Refundable Canadian tax credits were $0.5 million in 2016, or flat compared to $0.5 million in 2015.

General and Administrative Expense

	Year Ended December 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
General and administrative	$18,286	24%	$18,201	26%	$85	—%
General and administrative expense was $18.3 million in 2016, were flat compared to $18.2 million in 2015. General and administrative costs for the organic portion of our business was flat and included increases due to a $1.4 million increase in stock compensation expense and $0.2 million from facility costs, related to costs of closure for office locations acquired in acquisitions, offset by decreases of $0.5 million from lower use of third parties, $0.5 million reductions in people-related costs, a $0.4 million reduction in non-recurring litigation costs, and $0.2 million from other factors. The divestiture of the EPM Live product in February 2016 contributed a decrease of $0.3 million in general and administrative expense, which was offset by a $0.3 million increase in general and administrative expense from the acquisitions we closed in 2015 and 2016.
Depreciation and Amortization Expense

	Year Ended December 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$657	1%	$452	1%	$205	45%
Amortization	4,634	6%	4,082	6%	552	14%
Total depreciation and amortization	$5,291	7%	$4,534	7%	$757	17%
Depreciation and amortization expense was $5.3 million in 2016, compared to $4.5 million in 2015, an increase of $0.8 million, or 17%. The acquisitions we closed in 2015 and 2016 contributed a $0.7 million increase with the majority resulting from amortization of acquired intangible assets created from our purchase business combinations. The organic businesses saw a $0.5 million increase in depreciation primarily due to hardware and software additions. This increase was partially offset by a $0.4 million decrease in depreciation and amortization from the divestiture of our EPM Live product in February 2016.
Acquisition-related Expense

	Year Ended December 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Acquisition-related expense	$5,583	7%	$2,455	4%	$3,128	127%
One-time acquisition-related expense was $5.6 million in 2016, compared to $2.5 million in 2015, an increase of $3.1 million, or 127%. The Company made three acquisitions during 2016 and signed a fourth acquisition in December 2016 which subsequently closed in January 2017. This acquisition activity was substantially more than the one acquisition closed in 2015.. As a result, year-over-year comparisons of these expenses are not necessarily meaningful due to their one-time nature.

Other Expense, net

	Year Ended December 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Other Expense:
Interest expense, net	$(2,781)	(4)%	$(1,858)	(3)%	$(923)	50%
Other income (expense), net	(678)	(1)%	(544)	—%	(134)	25%
Total other expense	$(3,459)	(5)%	$(2,402)	(3)%	$(1,057)	44%
Interest expense was $2.8 million in 2016, compared to $1.9 million for 2014, an increase of $0.9 million, or 50%. The increase is attributable to increased borrowing under our expanded debt facility to support acquisitions.
Other expense was $0.7 million in 2016, compared to other expense of $0.5 million in 2015, an increase of $0.1 million, or 25%. Increases in expense were a loss on the sale of EPM Live of $0.7 million and a loss of $0.2 million from asset retirements over the prior period, offset by a $0.5 million gain associated with the reduction of earnout obligations to sellers and of $0.2 million from foreign currency gains from non-base currency assets and liabilities.
(Provision for) Benefit from Income Taxes

	Year Ended December 31,
	2016		2015		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
(Provision for) Benefit from Income Taxes	$(1,530)	(2)%	$(1,039)	(1)%	$(491)	47%
Provision for income taxes was $1.5 million in 2016, compared to $1.0 million in 2015, an increase in provision for income taxes of $0.5 million, or 47%. In 2016 we recorded income taxes that were principally attributable to state and foreign taxes, other than deferred taxes related to tax deductible goodwill. The foreign provision for income taxes in 2016 is attributable to net income generated in excess of net operating loss carryforwards and reduction of tax credit carryforwards in Canada. Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Code and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited. See Note 6 of the Notes to Consolidated Financial Statements for more information regarding our income taxes as they relate to foreign and domestic operations.

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

Liquidity and Capital Resources
To date, we have financed our operations primarily through capital raising, both through private placements of preferred stock and common stock and sales of our common stock in our initial public offering, cash from operating activities, and to a lesser extent, borrowing under our loan facility and the issuance of seller notes. As of December 31, 2016, we had cash and cash equivalents of $28.8 million, $20.0 million of available borrowings under our loan facility, and $49.4 million of borrowings outstanding under our loan and security agreements and $24.4 million as of December 31, 2015. In addition to the available borrowings noted above, our current credit facility provides for an additional $16.7 million in subordinated seller notes for acquisitions plus an uncommitted $20.0 million accordion loan for future acquisitions. See further discussion under the heading Loan Facility Note 7 to the audited consolidated financial statements included elsewhere in this Annual Report for further details.
As of December 31, 2016 and December 31, 2015, we had working capital of $7.6 million and $1.0 million, respectively, which included $23.6 million and $19.9 million of deferred revenue recorded as a current liability as of December 31, 2016 and December 31, 2015, respectively. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy.
The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$3,875	$(1,503)	$1,177
Net cash used in investing activities	(13,229)	(9,411)	(7,078)
Net cash provided by (used in) financing activities	19,525	(1,221)	32,384
Effect of exchange rate fluctuations on cash	114	(380)	(198)
Change in cash and cash equivalents	10,285	(12,515)	26,285
Cash and cash equivalents, beginning of period	18,473	30,988	4,703
Cash and cash equivalents, end of period	$28,758	$18,473	$30,988
Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Our operating assets and liabilities consist primarily of receivables from clients and unbilled professional services, accounts payable and accrued expenses and deferred revenues. The timing of our subscription and support billings, the volume of professional services rendered, the amount of perpetual licenses sold, and the related timing of collections on those bookings, as well as payments of our accounts payable and accrued payroll and related benefits affect these account balances.
Our cash provided by operating activities for the year ended 2016 primarily reflects our net loss of $13.5 million, partially offset by non-cash expenses that included $9.8 million of depreciation and amortization, $0.5 million of deferred income taxes, $0.3 million of non-cash interest expense, and $4.3 million of non-cash stock compensation expense. Working capital sources of cash included a $0.4 million increase in accrued expenses and other liabilities and a $2.2 million increase in deferred revenue. These sources of cash were partially offset by a $0.4 million increase in accounts receivable, $1.5 million decrease in accounts payable and a $0.6 million decrease in prepaids and other.
Our cash provided by operating activities for the year ended 2015 primarily reflects our net loss of $13.7 million, offset by non-cash expenses that included $8.5 million of depreciation and amortization, $0.2 million of deferred income taxes, $1.0 million of foreign currency re-measurement loss, $0.4 million of non-cash interest expense, and $2.7 million of non-cash stock compensation expense. Working capital sources of cash included a $0.7 million decrease in accounts receivable, a $1.9 million decrease in prepaids and other assets, and a $0.2 million increase in accounts payable. These sources of cash were offset by a $2.8 million decrease in accrued expenses and other liabilities and a $0.6 million decrease in deferred revenue.
Our cash provided by operating activities for the year ended 2014 primarily reflects our net loss of $20.1 million, offset by non-cash expenses that included a $11.2 million charge for the 1,803,574 shares of common stock issued to DevFactory, $7.5 million of depreciation and amortization, $0.6 million of non-cash interest expense, and $1.1 million of non-cash stock compensation expense offset by $0.3 million in deferred income tax benefit. Working capital sources of cash included a $0.5 million decrease in prepaids and other assets, a $2.6 million increase in deferred revenue, and a $0.6 million increase in accounts payable. These sources of cash were offset by a $1.6 million increase in accounts receivable and a $0.9 million decrease in accrued expenses and other liabilities.

Cash Flows from Investing Activities
Our primary investing activities have consisted of acquisitions of complementary technologies, products and businesses. As our business grows, we expect our primary investing activities to continue to further expand our family of software applications and infrastructure and support additional personnel. For fiscal 2016, 2015 and 2014, cash used in investing activities for business combinations consisted of $12.2 million, $7.7 million and $6.2 million, respectively. In addition, for fiscal 2016, 2015 and 2014, we used $0.7 million, $1.0 million and $0.9 million, respectively, for the purchases of property and equipment. Further, fore fiscal 2016 and 2015 , we used $0.4 million, $0.8 million, and none, respectively, for the purchases of customer relationships. No cash was used for the purchase of customer relationships in 2014.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our operations as well as proceeds from debt obligations entered into to finance our operations. For fiscal 2016, cash provided by financing activities consisted primarily of $31.0 million in proceeds from debt, partially offset by $7.2 million for repayment of debt. For fiscal 2015, cash provided by financing activities consisted primarily of $24.1 million in proceeds from debt, partially offset by $23.9 million for repayment of debt. For fiscal 2014, cash provided by financing activities consisted primarily of $38.8 million in proceeds from the issuance of common stock, net of issuance costs in our November 2014 IPO and $5.7 million in proceeds from debt, partially offset by $10.9 million for repayment of debt. For fiscal 2016, 2015 and 2014 cash used for payments on capital leases was $1.7 million, $1.0 million, and $0.5 million, respectively.

Loan and Security Agreements
On November 15, 2016, Upland Software, Inc. (the “Company”) amended its Credit Agreement (the “Credit Agreement”) with a consortium of lenders (the “Lenders”), Wells Fargo Capital Finance, as agent, providing for a secured credit facility (the “Loan Facility”).
As of December 31, 2016, there were no amounts drawn on its (i) U.S. revolving loans outstanding under the Credit Agreement, or on its (ii) Canadian revolving credit facility, and there was (iii) $43.8 million in U.S. term loans outstanding under the Credit Agreement; and (iv) $5.6 million in Canadian term loans outstanding under the Credit Agreement.
Loans
The Credit Agreement provides for up to $90.0 million of financing credit as outlined below.
The Credit Agreement provides (i) a U.S. revolving credit facility in an aggregate principal amount of up to $9.0 million (the “U.S. Revolver”), (ii) a U.S. term loan facility in an aggregate principal amount of up to $44.4 million (the “U.S. Term Loan”), (iii) a delayed draw term loan facility in an aggregate principal amount of up to $10.0 million (the “DDTL”). (iv) a Canadian revolving credit facility in an aggregate principal amount of up to $1.0 million (the “Canadian Revolver” and, together with the U.S. Revolver, the “Revolver”); and (v) a Canadian term loan facility in an aggregate principal amount of up to $5.6 million (the “Canadian Term Loan” and, together with the U.S. Term Loan, the “Term Loan”).

The Credit Agreement also includes provisions for optional, uncommitted increases in the maximum size of the loan facility available under the Credit Agreement by an aggregate principal amount of $20.0 million upon the satisfaction of the terms and conditions set forth in the Credit Agreement.
The Credit Agreement also provides for, among other things, (i) a maturity date of November 15, 2021, (ii) a maximum amount of permitted stock repurchases of $8.3 million, and (iii) a maximum amount of seller subordinated indebtedness permitted to be incurred in connection with permitted acquisitions of $16.7 million.
Terms of Revolver
Loans under the Revolver are available up to the lesser of (i) $10.0 million (the “Maximum Revolver Amount”) or (ii) the result of (a) 100% multiplied by (subject to step-downs beginning December 31, 2016) of certain subsidiaries' recurring revenues on a trailing twelve month basis, minus (b) the outstanding balance of the Term Loans and any swing line loans made under the Credit Agreement (such amount, the “Credit Amount”). The Revolver provides a subfacility whereby Borrowers may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $0.5 million and $0.25 million, from the U.S & Canadian facilities, respectively. The aggregate amount of outstanding Letters of Credit are reserved against the credit availability under the Maximum Revolver Amount and the Credit Amount.
Loans under the Revolver may be borrowed, repaid and reborrowed until November 15, 2021 (the “Maturity Date”), at which time all amounts borrowed under the Credit Agreement must be repaid.
Terms of Term Loans
The Term Loans are repayable, on a quarterly basis beginning December 31, 2016, by an amount equal to 5.0% per annum of the original principal amount of such loan. Any amount remaining unpaid is due and payable in full on the Maturity Date.
Terms of Delay Draw Term Loan
Pursuant to the terms of the Credit Agreement, the DDTL is to be used to finance acquisitions. The DDTL can be drawn upon until November 15, 2018. The DDTL is repayable, on a quarterly basis, by an amount equal to 5.0% per annum of the original funded amount of the DDTL. Any amount remaining unpaid would be due and payable in full on the Maturity Date.
Other Terms of Loan Facility
At the option of the Company, U.S. loans accrue interest at a per annum rate based on (i) the U.S. base rate plus a margin ranging from 3.0% to 4.0% depending on the leverage ratio or (ii) the U.S. LIBOR rate determined in accordance with the Credit Agreement (based on 1, 2, 3 or 6-month interest periods) plus a margin ranging from 4.0% to 5.0% depending on the leverage ratio. The U.S. base rate is a rate equal to the highest of the federal funds rate plus a margin equal to 0.5%, the U.S. LIBOR rate for a 1-month interest period plus 1.0% and Wells Fargo Capital Finance’s prime rate.
At the option of the Company, the Canadian loans accrue interest at a per annum rate based on (i) the Canadian prime rate or the U.S. base rate plus a margin ranging from 3.0% to 4.0% depending on the leverage ratio or (ii) the U.S. LIBOR rate determined in accordance with the Credit Agreement (based on 1, 2, 3 or 6-month interest periods) (or the Canadian Bankers Acceptance ("Canadian BA") rate determined in accordance with the Credit Agreement for obligations in Canadian dollars) plus a margin ranging from 4.0% to 5.0% depending on the leverage ratio.
Accrued interest on the loans will be paid monthly, or, with respect to loans that are accruing interest based on the U.S. LIBOR rate or Canadian BA rate, at the end of the applicable U.S. LIBOR or Canadian BA interest rate period.
Lenders are entitled to a premium (the “Prepayment Premium”) in the event of certain prepayments of the loans in an amount equal to (i) from November 15, 2016 to November 15, 2017, 2.0% times the sum of (a) the Maximum Revolver Amount plus (b) the outstanding principal amount of the Term Loan and DDTL on the date immediately prior to the date of the prepayment (such sum, the “Prepayment Amount”) (ii) from November 15, 2017 to November 15, 2018, 1.0% times the Prepayment Amount and (iii) during the period from and after November 15, 2018 to the Maturity Date, 0.0% times the Prepayment Amount. The Company may also be subject to prepayment fees in the case of commitment reductions of the Revolver and also may be obligated to prepay loans upon the occurrence of certain events.
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
There are certain financial covenants that become more restrictive starting March 31, 2017. If an event of default occurs, at the election of the Lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate.
The Loan Facility limits the Company's ability to buyback its capital stock, subject to restrictions including a minimum liquidity requirement of $20.0 million before and after any such buyback.
Interest Rate and Financing Costs
Cash interest costs averaged 5.2% under the new Credit Agreement for the year ended December 31, 2016. In addition, since inception the Company has incurred $1.9 million of financing costs associated with the Credit Agreement and amendments through the year ended December 31, 2016. These financing costs will be amortized to non-cash interest expense over the term of the Credit Agreement.
Contractual Payment Obligations
The following table summarizes our future contractual obligations as of December 31, 2016 (in thousands):

Contractual Obligations	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	>3-5 Years	More Than 5 Years
Debt Obligations	$49,370	$2,519	$7,556	$39,295	$—
Capital Lease Obligations	$3,599	$1,645	$1,954	$—	$—
Operating Lease Obligations	$3,257	$1,181	$2,076	$—	$—
Purchase Commitments	$2,471	$2,471	$—	$—	$—
Total	$58,697	$7,816	$11,586	$39,295	$—

Future debt maturities of long-term debt exclude debt discounts and consist of obligations under the Company's U.S. Loan Agreement, Canadian Loan Agreement, and seller notes.
The Company leases office space under operating leases that expire between 2017 and 2020. The company also leases computer equipment and software under capital leases.
The Company has an outstanding purchase commitment in 2017 for software development services from DevFactory FZ-LLC pursuant to a technology services agreement in the amount of $2.5 million. The agreement has an initial term that expires on December 31, 2017, with an option for either party to renew annually for up to five years. For years after 2017, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2017 total revenues increase by 10% as compared to 2016 total revenues, then the 2018 purchase commitment will increase by approximately $250,000 from the 2017 purchase commitment amount to approximately $2.8 million.
Off-Balance Sheet Arrangements
During the years ended December 31, 2016, 2015, and 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Stock-Based Compensation
Stock options awarded to employees and directors are measured at fair value at each grant date. The Company accounts for stock-based compensation in accordance with authoritative accounting principles which require all share-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on their estimated fair value. Compensation expense is determined under the fair value method using the Black-Scholes option pricing model and recognized ratably over the period the awards vest. The Black-Scholes option pricing model used to compute share-based compensation expense requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term of each stock option, and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in the financial statements. The following table summarizes the weighted-average grant-date fair value of options granted in 2016, 2015, and 2014 and the assumptions used to develop their fair values. As there was no public market for its common stock prior to November 2014, the Company estimates the volatility of its common stock based on the volatility of publicly traded shares of comparable companies' common stock. The Company's decision to use the volatility of comparable stock was based upon the Company's assessment that this information is more representative of future stock price trends than the Company's historical volatility. The Company estimates the expected term using the simplified method, which calculates the expected term as the midpoint between the vesting date and the contractual termination date of each award. The dividend yield assumption is based on historical and expected future dividend payouts. The risk-free interest rate is based on observed market interest rates appropriate for the term of each options.

	Year Ended December 31,
	2016	2015	2014
Weighted average grant-date fair value of options	$3.23	$3.01	$3.76
Expected volatility	42.5%	42.5% - 44.0%	54.1% - 55.2%
Risk-free interest rate	1.2%	1.7% - 1.9%	1.6% - 1.9%
Expected life in years	5.93	5.93	6.29
Dividend yield	—	—	—

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
The Company evaluates the recoverability of goodwill using a two-step impairment process tested at the reporting unit level. The Company has one reporting unit for goodwill impairment purposes. In the first step, the fair value of the reporting unit is compared to the book value, including goodwill. In the case that the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities, excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statement of operations. No goodwill impairment charges were recorded during the years ended December 31, 2016, 2015, or 2014.
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
The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. There were no such impairments during 2016, 2015, and 2014.
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
Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of December 31, 2016, we had a principal balance of $43.8 million under our U.S. Loan Agreement and $5.6 million under our Canadian Loan Agreement. As of December 31, 2015, we had a principal balance of $18.5 million under our U.S. Loan Agreement and $5.9 million under our Canadian Loan Agreement.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $2.1 million for the year ended December 31, 2016. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
UPLAND SOFTWARE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Upland Software, Inc.
We have audited the accompanying consolidated balance sheets of Upland Software, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Upland Software, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Austin, Texas
March 30, 2017

Upland Software, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$28,758	$18,473
Accounts receivable (net of allowance of $658 and $581 at December 31, 2016 and December 31, 2015, respectively)	15,254	13,972
Prepaid and other	3,287	2,603
Total current assets	47,299	35,048
Canadian tax credits receivable	978	2,018
Property and equipment, net	4,356	6,001
Intangible assets, net	28,512	31,526
Goodwill	69,097	47,422
Other assets	346	399
Total assets	$150,588	$122,414
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,268	$2,548
Accrued compensation	2,541	2,441
Accrued expenses and other	5,505	5,173
Deferred revenue	23,552	19,931
Due to sellers	4,642	2,409
Current maturities of notes payable (includes unamortized discount of $329 and $250 at December 31, 2016 and December 31, 2015, respectively)	2,190	1,500
Total current liabilities	39,698	34,002
Commitments and contingencies (Note 9)
Canadian tax credit liability to sellers	361	368
Notes payable, less current maturities (includes unamortized discount of $1,113 and $758 at December 31, 2016 and December 31, 2015, respectively	45,739	22,366
Deferred revenue	247	8
Noncurrent deferred tax liability, net	3,404	2,818
Other long-term liabilities	2,126	2,582
Total liabilities	91,575	62,144
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 17,785,288 and 15,746,288 shares issued and outstanding as of December 31, 2016 and December 31, 2015 respectively	2	2
Additional paid-in capital	124,566	112,447
Accumulated other comprehensive loss	(3,152)	(3,289)
Accumulated deficit	(62,403)	(48,890)
Total stockholders’ equity	59,013	60,270
Total liabilities and stockholders’ equity	$150,588	$122,414
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Operations

(in thousands, except share and per share amounts)	Year Ended December 31,
	2016	2015	2014
Revenue:
Subscription and support	$65,552	$57,193	$48,625
Perpetual license	1,650	2,805	2,787
Total product revenue	67,202	59,998	51,412
Professional services	7,565	9,913	13,162
Total revenue	74,767	69,911	64,574
Cost of revenue:
Subscription and support	22,734	19,586	14,042
Professional services	4,831	7,085	9,079
Total cost of revenue	27,565	26,671	23,121
Gross profit	47,202	43,240	41,453
Operating expenses:
Sales and marketing	12,160	12,965	14,670
Research and development	14,919	15,778	26,165
Refundable Canadian tax credits	(513)	(470)	(1,094)
General and administrative	18,286	18,201	13,561
Depreciation and amortization	5,291	4,534	4,310
Acquisition-related expenses	5,583	2,455	2,186
Total operating expenses	55,726	53,463	59,798
Loss from operations	(8,524)	(10,223)	(18,345)
Other expense:
Interest expense, net	(2,781)	(1,858)	(1,951)
Other income (expense), net	(678)	(544)	101
Total other expense	(3,459)	(2,402)	(1,850)
Loss before provision for income taxes	(11,983)	(12,625)	(20,195)
Provision for income taxes	(1,530)	(1,039)	78
Net loss	$(13,513)	$(13,664)	$(20,117)
Preferred stock dividends and accretion	—	—	(1,524)
Net loss attributable to common shareholders	$(13,513)	$(13,664)	$(21,641)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.82)	$(0.91)	$(4.43)
Weighted-average common shares outstanding, basic and diluted	16,472,799	14,939,601	4,889,901
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Comprehensive Loss

(in thousands)	Year Ended December 31,
	2016	2015	2014
Net loss	$(13,513)	$(13,664)	$(20,117)
Foreign currency translation adjustment	137	(1,573)	(943)
Comprehensive loss	$(13,376)	$(15,237)	$(21,060)
See accompanying notes.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)

(in thousands, except share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2013	1,851,319	$—	$—	$(773)	$(15,109)	$(15,882)
Issuance of common stock upon conversion of preferred stock	6,834,476	1	52,312	—	—	52,313
Issuance of common stock in initial public offering	3,846,154	1	38,845	—	—	38,846
Issuance of common stock to related party (Note 16)	1,803,574	—	11,219	—	—	11,219
Issuance of common stock in business combination	577,486	—	6,146	—	—	6,146
Issuance of restricted stock	335,673	—	—	—	—	—
Exercise of stock options	436	—	1	—	—	1
Accretion of preferred stock	—	—	(70)	—	—	(70)
Preferred stock dividends	—	—	(1,454)	—	—	(1,454)
Stock-based compensation	—	—	729	—	—	729
Conversion of warrants from preferred to common	—	—	609	—	—	609
Foreign currency translation adjustment	—	—	—	(943)	—	(943)
Net loss	—	—	—	—	(20,117)	(20,117)
Balance at December 31, 2014	15,249,118	$2	$108,337	$(1,716)	$(35,226)	$71,397
Issuance of common stock in business combination	233,679	—	1,386	—	—	1,386
Issuance of stock under Company plans, net of shares withheld for tax	263,491	—	27	—	—	27
Issuance of stock, net of issuance costs	—	—	(44)	—	—	(44)
Stock-based compensation	—	—	2,741	—	—	2,741
Other comprehensive loss	—	—	—	(1,573)	—	(1,573)
Net loss	—	—	—	—	(13,664)	(13,664)
Balance at December 31, 2015	15,746,288	$2	$112,447	$(3,289)	$(48,890)	$60,270
Issuance of common stock in business combination	1,344,463	—	8,300	—	—	8,300
Issuance of stock under Company plans, net of shares withheld for tax	694,537	—	(514)	—	—	(514)
Stock-based compensation	—	—	4,333	—	—	4,333
Other comprehensive loss	—	—	—	137	—	137
Net loss	—	—	—	—	(13,513)	(13,513)
Balance at December 31, 2016	17,785,288	$2	$124,566	$(3,152)	$(62,403)	$59,013
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(13,513)	$(13,664)	$(20,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,794	8,451	7,457
Deferred income taxes	529	207	(295)
Foreign currency re-measurement (gain) loss	(64)	981	—
Non-cash interest and other expense	327	376	589
Non-cash stock compensation expense	4,333	2,741	1,077
Stock-based compensation—related party vendor	—	—	11,220
Loss on disposal of business	746	—	—
Non-cash loss on retirement of fixed assets	276	—	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	(361)	741	(1,579)
Prepaids and other	648	1,873	484
Accounts payable	(1,453)	157	639
Accrued expenses and other liabilities	413	(2,796)	(924)
Deferred revenue	2,200	(570)	2,626
Net cash provided by (used in) operating activities	3,875	(1,503)	1,177
Investing activities
Purchase of property and equipment	(670)	(956)	(861)
Purchase of customer relationships	(408)	(791)	—
Purchase business combinations, net of cash acquired	(12,151)	(7,664)	(6,217)
Net cash used in investing activities	(13,229)	(9,411)	(7,078)
Financing activities
Payments on capital leases	(1,683)	(1,020)	(541)
Proceeds from notes payable, net of issuance costs	30,992	24,083	5,685
Payments on notes payable	(7,190)	(23,907)	(10,910)
Issuance of preferred stock, net of issuance costs	—	—	(97)
Issuance of common stock, net of issuance costs	(515)	(18)	38,846
Additional consideration paid to sellers of businesses	(2,079)	(359)	(599)
Net cash provided by (used in) financing activities	19,525	(1,221)	32,384
Effect of exchange rate fluctuations on cash	114	(380)	(198)
Change in cash and cash equivalents	10,285	(12,515)	26,285
Cash and cash equivalents, beginning of period	18,473	30,988	4,703
Cash and cash equivalents, end of period	$28,758	$18,473	$30,988
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,455	$1,523	$1,382
Cash paid for taxes	$488	$314	$252
Noncash investing and financing activities:
Equipment acquired pursuant to capital lease obligations	$1,293	$3,428	$1,572
Issuance of common stock in business combination	$8,300	$1,386	$6,146
See accompanying notes.

Upland Software, Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Upland Software, Inc. (“Upland” or the “Company”) is a provider of cloud-based enterprise work management software. Upland’s software applications help organizations better optimize the allocation and utilization of their people, time and money. Upland provides a family of cloud-based enterprise work management software applications for the information technology, process excellence, finance, professional services and marketing functions within organizations. Upland’s software applications address a broad range of enterprise work management needs, from strategic planning to task execution.
2. Summary of Significant Accounting Policies
Basis of Presentation
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to confirm to the current period presentation.
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

The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$581	$890	$454
Provision	863	412	829
Acquisitions	—	—	400
Divestitures	(230)	—	—
Writeoffs, net of recoveries	(556)	(721)	(793)
Balance at end of year	$658	$581	$890
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues nor more than 10% of accounts receivable in the years ended December 31, 2016, 2015, or 2014.
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
The Company evaluates the recoverability of goodwill using a two-step impairment process tested at the reporting unit level. The Company has one reporting unit for goodwill impairment purposes. In the first step, the fair value of the reporting unit is compared to the book value, including goodwill. In the case that the fair value is less than the book value, a second step is performed that compares the implied fair value of goodwill to the book value of goodwill. The fair value for the implied goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities, excluding goodwill. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment charge in the consolidated statement of operations. No goodwill impairment charges were recorded during the years ended December 31, 2016, 2015, or 2014.
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
The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. There were no impairments during 2016, 2015, and 2014.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine whether impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or net realizable value. No indicators of impairment were identified during the years ended December 31, 2016, 2015, or 2014.
Software Development Costs
Software development costs are expensed as incurred until the point the Company establishes technological feasibility. Technological feasibility is established upon the completion of a working model. Costs incurred by the Company between establishment of technological feasibility and the point at which the product is ready for general release are capitalized, subject to their recoverability, and amortized over the economic life of the related products. Because the Company believes its current process for developing its software products essentially results in the completion of a working product concurrent with the establishment of technological feasibility, no software development costs have been capitalized to date. There were no software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed, and under ASC 350-40, Internal-Use Software.
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

Debt Issuance Costs
The Company capitalizes underwriting, legal, and other direct costs incurred related to the issuance of debt, which are recorded as a direct deduction from the carrying amount of the related debt liability and amortized to interest expense over the term of the related debt using the effective interest rate method. Upon the extinguishment of the related debt, any unamortized capitalized deferred financing costs are recorded to interest expense. In 2014, the Company wrote off approximately $0.4 million of deferred financing costs associated with a financing facility no longer required after the initial public offering. In 2015, the Company wrote off approximately $0.2 million of deferred financing costs associated with its Comerica facility replaced by the new Wells Fargo facility. In 2016, the Company wrote off approximately $0.1 million of deferred financing costs associated with the expansion of its Wells Fargo facility.
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
Customer Relationship Acquisition Costs
Costs associated with the acquisition or origination of customer relationships are capitalized as customer relationship assets as incurred and amortized over the estimated life of the customer relationship.
Advertising Costs
Advertising costs are expensed in the period incurred. Advertising expenses were $59,000, $347,000 and $283,000 for the years ended December 31, 2016, 2015, or 2014, respectively. Advertising costs are recorded in sales and marketing expenses in the accompanying consolidated statement of operations.
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
The Company has adopted a permanent reinvestment position whereby foreign earnings for foreign subsidiaries are expected to be reinvested and future earnings are not expected to repatriated. As a result of this policy, no tax liability has been accrued in anticipation of future dividends from foreign subsidiaries.
The Company accounts for uncertainty of income taxes based on a “more likely than not” threshold for the recognition and derecognition of tax positions, which includes the accounting for interest and penalties.

Stock-Based Compensation
Stock options awarded to employees and directors are measured at fair value at each grant date. The Company accounts for stock-based compensation in accordance with authoritative accounting principles which require all share-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on their estimated fair value. Compensation expense is determined under the fair value method using the Black-Scholes option pricing model and recognized ratably over the period the awards vest. The Black-Scholes option pricing model used to compute share-based compensation expense requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term of each stock option, and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in the financial statements. The following table summarizes the weighted-average grant-date fair value of options granted in 2016, 2015, and 2014 and the assumptions used to develop their fair values. As there was no public market for its common stock prior to November 2014, the Company estimates the volatility of its common stock based on the volatility of publicly traded shares of comparable companies' common stock. The Company's decision to use the volatility of comparable stock was based upon the Company's assessment that this information is more representative of future stock price trends than the Company's historical volatility. The Company estimates the expected term using the simplified method, which calculates the expected term as the midpoint between the vesting date and the contractual termination date of each award. The dividend yield assumption is based on historical and expected future dividend payouts. The risk-free interest rate is based on observed market interest rates appropriate for the term of each options.

	Year Ended December 31,
	2016	2015	2014
Weighted average grant-date fair value of options	$3.23	$3.01	$3.76
Expected volatility	42.5%	42.5% - 44.0%	54.1% - 55.2%
Risk-free interest rate	1.2%	1.7% - 1.9%	1.6% - 1.9%
Expected life in years	5.93	5.93	6.29
Dividend yield	—	—	—
Comprehensive Loss
The Company utilizes the guidance in Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss comprises net loss and cumulative foreign currency translation adjustments. The accumulated comprehensive loss as of December 31, 2016, 2015, and 2014 was due to foreign currency translation adjustments.
Foreign Currency Transactions
Results of operations for foreign subsidiaries are translated in United State dollars using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in the statements of operations and include the impact of revaluation of certain foreign currency denominated net assets or liabilities held internationally. For the years ended December 31, 2016, 2015, and 2014, foreign currency transaction losses were $271,000, $515,000, and $2,000, respectively.

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
Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed under the two-class method by using the weighted-average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of stock options and warrants. In addition, the Company analyzes the potential dilutive effect of the outstanding participating securities under the if-converted method when calculating diluted earnings per share, in which it is assumed that the outstanding participating securities convert into common stock at the beginning of the period. The Company reports the more dilutive of the approaches as its diluted net income per share during the period. Due to net losses for the years ended December 31, 2016, 2015, and 2014, basic and diluted net loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company will adopt this ASU on January 1, 2018, and we expect to use the modified retrospective application method.  The Company is currently evaluating each of its revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition under the new standard. We expect to have our preliminary evaluation, including the selection of an adoption method, completed by the end of the first half of 2017.
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
In November 2015, the FASB issued ASU No. 2015-17,” Income Taxes: Balance Sheet Classification of Deferred Taxes”, to require that deferred tax liabilities and assets be classified entirely as non-current. This amended guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted, and the amended guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted ASU 2015-17 during the fourth quarter of 2016 on a prospective basis and the impact on our consolidated financial statements is reflected in Note 6 - Income Taxes and had no impact on our Balance Sheet presentation.
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

2015 Acquisitions
On November 13, 2015, the Company acquired 100% of the outstanding capital of Ultriva, Inc. (Ultriva) for total purchase consideration of $7.2 million, which included cash of $5.6 million, net of $0.4 million of cash acquired, 179,298 shares of the Company’s common stock with a fair value of $1.4 million, and an additional $200,000 in shares of common stock held in escrow, subject to indemnification claims, one year from the date of the acquisition. In November 2016, the Company issued 24,587 shares of common stock valued at approximately $200,000 as a result of the escrow release. Ultriva provides cloud-based supply chain work management software.
2016 Acquisitions
On January 7, 2016, Upland completed its purchase of substantially all of the assets of LeadLander, Inc. (LeadLander), a website analytics provider. The purchase price consideration paid was approximately $8.0 million in cash payable at closing (net of approximately $0.4 million of cash acquired) and a $1.2 million cash holdback payable in 12 months (subject to indemnification claims), which was fully paid after December 31, 2016. Revenues recorded since the acquisition date through December 31, 2016 were approximately $3.3 million.

In addition to the cash consideration described above, the Asset Purchase Agreement included a contingent share consideration component pursuant to which Upland issued an aggregate of $2.4 million in common stock on July 25, 2016. The Company agreed to additional consideration of up to $3.1 million in cash to the selling shareholders of LeadLander based on the achievement of certain revenue targets during fiscal years 2016 and 2017.

On March 14, 2016, Upland completed its purchase of substantially all of the assets of HipCricket, Inc., a cloud-based mobile messaging software provider. The consideration paid to the seller consisted of our issuance of one million shares of our common stock and the transfer of our EPM Live product business. The value of the shares on the closing date of the transaction was approximately $5.7 million and the fair value of our EPM Live product business was approximately $5.9 million. The Company recognized a loss on the transfer in conjunction with the EPM Live net asset value of approximately $0.7 million in Other expense, net. Prior to the transaction, HipCricket was owned by an affiliate of ESW Capital, LLC, which is a shareholder of Upland. Raymond James & Co. provided a fairness opinion to Upland in connection with the transaction. Revenues recorded since the acquisition date through December 31, 2016 were approximately $3.4 million.

On April 27, 2016, Upland acquired Advanced Processing & Imaging, Inc., a content management platform driving workflow in governments and schools. The purchase price consideration consisted of $4.1 million in cash payable at closing (net of $0.1 million of cash acquired), and a $0.8 million cash holdback payable in 12 months (subject to indemnification claims). Revenues recorded since the acquisition date through December 31, 2016 were approximately $1.6 million.

The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocations for the 2015 acquisition of Ultriva and the 2016 acquisitions of LeadLander and HipCricket are final, and API is preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to finalize its purchase price allocations in the first half of 2017.

The following condensed table presents the preliminary acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions, as well as assets and liabilities (in thousands):

	API	LeadLander	HipCricket	Ultriva
Year Acquired or Divested	2016	2016	2016	2015

Cash	$125	$365	$—	$372
Accounts receivable	821	199	1,226	689
Other current assets	54	55	273	52
Canadian tax credit receivable	—	—	—	—
Property and equipment	68	5	—	16
Customer relationships	1,420	970	1,000	1,820
Trade name	40	70	70	140
Technology	810	1,410	900	960
Goodwill	3,420	13,104	8,531	4,739
Other assets	89	6	—	32
Total assets acquired	6,847	16,184	12,000	8,820
Accounts payable	(11)	—	(44)	(196)
Accrued expense and other	(137)	(254)	—	(284)
Deferred tax liabilities	—	—	—	—
Deferred revenue	(1,699)	(910)	(356)	(760)
Canadian tax credit liability to seller	—	—	—	—
Total liabilities assumed	(1,847)	(1,164)	(400)	(1,240)
Total consideration	$5,000	$15,020	$11,600	$7,580
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
Goodwill deductible for tax purposes is $4.9 million for our LeadLander acquisition and $8.2 million for HipCricket. There was no Goodwill deductible for tax purposes for our API acquisition.

4. Fair Value Measurements
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout consideration liability	$—	$—	$500	$500

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout consideration liability	$—	$—	$2,500	$2,500
The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

Ending balance at December 31, 2014	$500
Ending balance at December 31, 2015	500
Additions - stock earnouts	2,400
Additions - cash earnouts	2,500
Settlements - stock earnouts	(2,400)
Settlements - cash earnouts	(500)
Ending balance at December 31, 2016	$2,500
The fair value of the earnout consideration was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration.
Debt
The Company believes the carrying value of its long-term debt at December 31, 2016 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.
The estimated fair value of our debt at December 31, 2016 and 2015 is $49.4 million and $24.9 million, respectively,  based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.

5. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for each of the two years in the period ended December 31, 2016 are summarized in the table below (in thousands):

Balance at December 31, 2013	$33,630
Acquired in business combinations	12,313
Finalization of 2013 business combination	—
Foreign currency translation adjustment	(797)
Balance at December 31, 2014	45,146
Acquired in business combinations	4,700
Adjustment due to finalization of 2014 business combination	(120)
Foreign currency translation adjustment	(2,304)
Balance at December 31, 2015	47,422
Acquired in business combinations	25,037
Divestiture of business	(3,775)
Adjustment due to prior year business combinations	57
Foreign currency translation adjustment	356
Balance at December 31, 2016	$69,097
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions purchases and from acquisitions of customer relationships. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2016
Customer relationships	1-10	$32,703	$12,418	$20,285
Trade name	1.5-3	2,636	2,462	174
Developed technology	4-7	15,228	7,175	8,053
Total intangible assets		$50,567	$22,055	$28,512

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2015
Customer relationships	1-10	$31,848	$9,054	$22,794
Trade name	1-3	2,909	2,476	433
Developed technology	4-7	13,808	5,509	8,299
Total intangible assets		$48,565	$17,039	$31,526
The following table summarizes the Company’s weighted-average amortization period, in total and by major finite-lived intangible asset class, by acquisition during the year ended December 31 (in years):

	2016	2015
Customer relationships	9.3	9.3
Trade name	2.8	2.9
Developed technology	6.3	6.4
Total weighted-average amortization period	8.0	8.1

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Management has determined there have been no other indicators of impairment or change in the useful life during the years ended December 31, 2016, 2015, and 2014. Total amortization expense was $7.2 million, $6.1 million, and $5.2 million during the years ended December 31, 2016, 2015, and 2014, respectively.
Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
2017	$6,006
2018	5,663
2019	4,857
2020	3,891
2021	3,496
2022 and thereafter	4,599
Total	$28,512

6. Income Taxes
The Company's loss from continuing operations before income taxes for the years ended December 31, was as follows (in thousands):

	2016	2015	2014
Income (loss) before provision for income taxes:
United States	$(14,242)	$(13,254)	$(18,455)
Foreign	2,259	629	(1,740)
	$(11,983)	$(12,625)	$(20,195)
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	2016	2015	2014
Current
Federal	$—	$—	$—
State	37	(100)	54
Foreign	964	932	163
Total Current	$1,001	$832	$217

Deferred
Federal	$727	$293	$300
State	131	31	10
Foreign	(329)	(117)	(605)
Total Deferred	529	207	(295)
	$1,530	$1,039	$(78)
As of December 31, 2016, the Company had federal net operating loss carryforwards of approximately $83 million and research and development credit carryforwards of approximately $1.3 million. The net operating loss and credit carryforwards will expire beginning in 2017, if not utilized. Utilization of the net operating losses and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation will result in the expiration of approximately $16.2 million of net operating losses and $0.8 million of credit carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	2016	2015	2014
Deferred tax assets:
Accrued expenses and allowances	$993	$793	$733
Deferred revenue	573	671	549
Stock compensation	1,054	582	350
Net operating loss and tax credit carryforwards	24,895	20,871	16,755
Capital expenses	307	—	—
Other	176	196	123
Valuation allowance for noncurrent deferred tax assets	(24,588)	(18,507)	(13,107)
Net deferred tax assets	$3,410	$4,606	$5,403

Deferred tax liabilities:
Capital expenses	$—	$(2)	$(202)
Prepaid expenses	(31)	(1)	(1)
Intangible assets	(5,718)	(6,481)	(7,217)
Goodwill	(1,029)	(561)	(252)
Tax credit carryforwards	(38)	(379)	(737)
Net deferred tax liabilities	$(6,816)	$(7,424)	$(8,409)
Net deferred taxes	$(3,406)	$(2,818)	$(3,006)
Due to the uncertainty surrounding the timing of realizing the benefits of its domestic favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its domestic net deferred tax asset, exclusive of goodwill. During the year ended December 31, 2016 and 2015, the valuation allowance increased by approximately $6.1 and $5.4 million, respectively, due primarily to operations and acquisitions.
At December 31, 2016, we did not provide deferred income taxes on temporary differences resulting from earnings of certain foreign subsidiaries which are indefinitely reinvested. The reversal of these temporary differences could result in additional tax; however, it is not practicable to estimate the amount of any unrecognized deferred income tax liabilities at this time.
The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

	2016	2015	2014
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	1.2%	3.5%	3.5%
Tax credits	(0.1)%	(0.2)%	(1.1)%
Effect of foreign operations	1.1%	(2.2)%	0.1%
Stock compensation	(1.7)%	(2.9)%	—%
Permanent items and other	(1.6)%	(3.3)%	(1.7)%
Tax carryforwards not benefited	(45.7)%	(37.1)%	(34.4)%
	(12.8)%	(8.2)%	0.4%
Under ASC 740-10, Income Taxes - Overall, the Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. The Company has determined it has the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2016. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months. To the extent the Company is required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability, (in thousands).

Balance at December 31, 2014	$53
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	568
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2015	$621
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	84
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2016	$705
Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not materially impact the Company’s effective tax rate. If the Company were to recognize unrecognized tax benefits as of December 31, 2016, $399,000 would impact the effective tax rate. The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2013 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2012.  The Company is not currently under audit for federal, state or any foreign jurisdictions.

7. Debt
Long-term debt consisted of the following at December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Senior secured loans (includes unamortized discount of $1,442 and $1,008 at December 31, 2016 and December 31, 2015, respectively, based on imputed interest rate of 6.6%)	$47,929	$23,366
Seller notes due 2016	—	500
	47,929	23,866
Less current maturities	(2,190)	(1,500)
Total long-term debt	$45,739	$22,366
Loan and Security Agreements
Loan and Security Agreements
On November 15, 2016, Upland Software, Inc. (the “Company”) amended its Credit Agreement (the “Credit Agreement”) with a consortium of lenders (the “Lenders”), Wells Fargo Capital Finance, as agent, providing for a secured credit facility (the “Loan Facility”).
As of December 31, 2016, there was (i) none in U.S. revolving loans outstanding under the Credit Agreement, (ii) none drawn on the Canadian revolving credit facility, (iii) $43.8 million in U.S. term loans outstanding under the Credit Agreement; and (iv) $5.6 million in Canadian term loans outstanding under the Credit Agreement.
Loans
The Credit Agreement provides for up to $90.0 million of financing credit as outlined below.
The Credit Agreement provides (i) a U.S. revolving credit facility in an aggregate principal amount of up to $9.0 million (the “U.S. Revolver”), (ii) a U.S. term loan facility in an aggregate principal amount of up to $44.4 million (the “U.S. Term Loan”), (iii) a delayed draw term loan facility in an aggregate principal amount of up to $10.0 million (the “DDTL”). (iv) a Canadian revolving credit facility in an aggregate principal amount of up to $1.0 million (the “Canadian Revolver” and, together with the U.S. Revolver, the “Revolver”); and (v) a Canadian term loan facility in an aggregate principal amount of up to $5.6 million (the “Canadian Term Loan” and, together with the U.S. Term Loan, the “Term Loan”).
The Credit Agreement also includes provisions for optional, uncommitted increases in the maximum size of the loan facility available under the Credit Agreement by an aggregate principal amount of $20.0 million upon the satisfaction of the terms and conditions set forth in the Credit Agreement.
The Credit Agreement also provides for, among other things, (i) a maturity date of November 15, 2021, (ii) a maximum amount of permitted stock repurchases of $8,300,000, and (iii) a maximum amount of seller subordinated indebtedness permitted to be incurred in connection with permitted acquisitions of $16,700,000.
Terms of Revolver
Loans under the Revolver are available up to the lesser of (i) $10.0 million (the “Maximum Revolver Amount”) or (ii) the result of (a) 100% multiplied by (subject to step-downs beginning December 31, 2016) of certain subsidiaries' recurring revenues on a trailing twelve month basis, minus (b) the outstanding balance of the Term Loans and any swing line loans made under the Credit Agreement (such amount, the “Credit Amount”). The Revolver provides a subfacility whereby Borrowers may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $0.5 million and $0.25 million, from the U.S & Canadian facilities, respectively. The aggregate amount of outstanding Letters of Credit are reserved against the credit availability under the Maximum Revolver Amount and the Credit Amount.

Loans under the Revolver may be borrowed, repaid and reborrowed until November 15, 2021 (the “Maturity Date”), at which time all amounts borrowed under the Credit Agreement must be repaid.
Terms of Term Loans
The Term Loans are repayable, on a quarterly basis beginning December 31, 2016, by an amount equal to 5.0% per annum of the original principal amount of such loan. Any amount remaining unpaid is due and payable in full on the Maturity Date.
Terms of Delay Draw Term Loan
Pursuant to the terms of the Credit Agreement, the DDTL is to be used to finance acquisitions. The DDTL can be drawn upon until November 15, 2018. The DDTL is repayable, on a quarterly basis, by an amount equal to 5.0% per annum of the original funded amount of the DDTL. Any amount remaining unpaid would be due and payable in full on the Maturity Date.
Other Terms of Loan Facility
At the option of the Company, U.S. loans accrue interest at a per annum rate based on (i) the U.S. base rate plus a margin ranging from 3.0% to 4.0% depending on the leverage ratio or (ii) the U.S. LIBOR rate determined in accordance with the Credit Agreement (based on 1, 2, 3 or 6-month interest periods) plus a margin ranging from 4.0% to 5.0% depending on the leverage ratio. The U.S. base rate is a rate equal to the highest of the federal funds rate plus a margin equal to 0.5%, the U.S. LIBOR rate for a 1-month interest period plus 1.0% and Wells Fargo Capital Finance’s prime rate.
At the option of the Company, the Canadian loans accrue interest at a per annum rate based on (i) the Canadian prime rate or the U.S. base rate plus a margin ranging from 3.0% to 4.0% depending on the leverage ratio or (ii) the U.S. LIBOR rate determined in accordance with the Credit Agreement (based on 1, 2, 3 or 6-month interest periods) (or the Canadian Bankers Acceptance ("Canadian BA") rate determined in accordance with the Credit Agreement for obligations in Canadian dollars) plus a margin ranging from 4.0% to 5.0% depending on the leverage ratio.
Accrued interest on the loans will be paid monthly, or, with respect to loans that are accruing interest based on the U.S. LIBOR rate or Canadian BA rate, at the end of the applicable U.S. LIBOR or Canadian BA interest rate period.
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
There are certain financial covenants that become more restrictive starting March 31, 2017. If an event of default occurs, at the election of the Lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate.

The Loan Facility limits the Company's ability to buyback its capital stock, subject to restrictions including a minimum liquidity requirement of $20.0 million before and after any such buyback.
Termination of Prior Credit Agreements
In conjunction with the amended facility, the Company expensed unamortized financing costs of $0.1 million.
Interest Rate and Financing Costs
Cash interest costs averaged 5.7% under the new Credit Agreement for the year ended December 31, 2016. In addition, the Company incurred $1.9 million of financing costs associated with the Credit Agreement in the year ended December 31, 2016. These financing costs will be amortized to non-cash interest expense over the term of the Credit Agreement.
Seller Notes
In May 2013, the Company issued seller notes payable in connection with the acquisition of FileBound. The notes had an aggregate principal amount of $3.5 million with 5% stated interest. $3.0 million of the notes were paid in May 2015 and $500,000 of the notes were paid in May 2016.
Debt Maturities
Future debt maturities of long-term debt excluding debt discounts at December 31, 2016 are as follows, (in thousands):

Year ending December 31:
2017	$2,519
2018	2,519
2019	2,519
2020	2,519
2021	39,294
Thereafter	—
$49,370
8. Net Loss Per Share
The following table sets for the computations of loss per share (in thousands, except share and per share amounts):

	December 31,
	2016	2015	2014
Numerators:
Loss from continuing operations attributable to common stockholders	$(13,513)	$(13,664)	$(20,117)
Preferred stock dividends and accretion	—	—	(1,524)
Net loss attributable to common stockholders	$(13,513)	$(13,664)	$(21,641)
Denominator:
Weighted–average common shares outstanding, basic and diluted	16,472,799	14,939,601	4,889,901
Loss from continuing operations per share, basic and diluted	$(0.82)	$(0.91)	$(4.43)
Loss from discontinued operations per share, basic and diluted	—	—	—
Net loss per common share, basic and diluted	$(0.82)	$(0.91)	$(4.43)

Due to the net losses for the years ended December 31, 2016, 2015, and 2014, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents:

	December 31,
	2016	2015	2014
Stock options	759,719	778,385	665,216
Restricted stock	839,477	513,943	438,939
Total anti–dilutive common share equivalents	1,599,196	1,292,328	1,104,155
9. Commitments and Contingencies
Operating Leases
The Company leases office space under operating leases that expire between 2017 and 2020.
Future minimum lease payments under operating and capital lease obligations are as follows (in thousands):

	Capital Leases	Operating Leases	Purchase Commitments
2017	$1,644	$1,182	$2,471
2018	1,249	900	—
2019	628	916	—
2020	78	259	—
2021	—	—	—
Thereafter	—	—	—
Total minimum lease payments	3,599	$3,257	$2,471
Less amount representing interest	(418)
Present value of capital lease obligations	3,181
Less current portion of capital lease obligations	(1,644)
Long-term capital lease obligations	$1,537
The Company has an outstanding purchase commitment in 2017 for software development services from DevFactory FZ-LLC pursuant to a technology services agreement in the amount of $2.5 million. The agreement has an initial term that expires on December 31, 2017, with an option for either party to renew annually for up to five years. For years after 2017, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2017 total revenues increase by 10% as compared to 2016 total revenues, then the 2018 purchase commitment will increase by approximately $250,000 from the 2017 purchase commitment amount to approximately $2.8 million.
Total rent expense for the years ended December 31, 2016, 2015, and 2014 were approximately $2.1 million, $2.1 million, and $1.9 million, respectively. In 2017, we have subleased two of our operating leases and will receive sublease income of $231,000 which offsets operating lease obligations shown above. Both the underlying sublease and the associated operating leases end during 2017. The current and long-term portion of capital lease obligations are recorded in other current liabilities and other long-term liabilities line items on the balance sheet, respectively. Capital lease agreements are generally for four years and contain a bargain purchase option at the end of the lease term.

Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations of the Company.
10. Property and Equipment, Net
Property and equipment consisted of the following (in thousands) at:

	December 31, 2016	December 31, 2015
Equipment (including equipment under capital lease of $6,087 and $6,199 at December 31, 2016 and 2015, respectively)	$11,317	$11,599
Furniture and fixtures (including furniture under capital lease of $0 and $143 at December 31, 2016 and 2015, respectively)	205	484
Leasehold improvements	729	819
Accumulated depreciation (including for equipment and furniture under capital lease of $2,961 and $2,218 at December 31, 2016 and 2015, respectively)	(7,895)	(6,901)
Property and equipment, net	$4,356	$6,001
Amortization of assets recorded under capital leases is included with depreciation expense. Depreciation and amortization expense on property and equipment was $2.7 million, $2.3 million and $2.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. The Company recorded no impairment of property and equipment and recorded losses on the disposal of property and equipment of $0.2 million, $0.0 million, and $0.0 million during the years ended December 31, 2016, 2015, and 2014.
11. Stockholders' Equity
Common Stock
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

•
In November 2015, the Company agreed to issue 179,298 shares of common stock valued at approximately $1,388,000 in connection with the acquisition of Ultriva. In addition, the company issued 45,767 shares of common stock to an employee valued at approximately $0.4 million. The restricted stock has restrictions which vest at three different events during the year following the acquisition. The grant-date fair value of the shares is recognized over the requisite vesting period, which occurred during 2016.

•	In March 2016, the Company issued 1,000,000 shares of common stock valued at approximately $5,700,000 in connection with the acquisition of HipCricket, Inc.

•	In July, 2016, the Company issued 318,302 shares of common stock valued at approximately $2,400,000 in connection with the acquisition of LeadLander, Inc.

•	In November, 2016, the Company issued 24,587 shares of common stock valued at approximately $200,000 in connection with the acquisition of Ultriva, Inc.
Stock Compensation Plans
The Company maintains two stock-based compensation plans, the 2010 Stock Option Plan (the “2010 Plan”) and the 2014 Stock Option Plan (the “2014 Plan”), which are described below.
2010 Plan
At December 31, 2016, there were 294,502 options outstanding under the 2010 Plan. Following the effectiveness of the Company’s 2014 Plan in November 2014, no further awards have been made under the 2010 Plan, although each option previously granted under the 2010 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2010 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2010 Plan instead will be available for issuance under the 2014 Plan.

2014 Plan
In November 2014, the Company adopted the 2014 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The 2014 Plan also provides for the automatic grant of option awards to our non-employee directors. As of December 31, 2016, there were 465,217 options outstanding under the 2014 Plan and shares of common stock reserved for issuance under the 2014 Plan consist of 163,928 shares of common stock. In addition, the number of shares available for issuance under the 2014 Plan will be increased annually in an amount equal to the least of (i) 4% of the outstanding Shares on the last day of the immediately preceding Fiscal Year or (ii) such number of Shares determined by the Board. At December 31, 2016, there were 839,477 restricted stock units outstanding under the 2014 Plan.
Shares issued upon any stock option exercise under the 2010 Plan or 2014 Plan will be issued from the Company's authorized but unissued shares.
Stock Option Activity
A summary of the Company’s stock option activity under all Plans is as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Life (In Years)	Weighted- Average Fair Value per Share
Outstanding at December 31, 2013	357,991	$1.40	9.16	$0.79
Options granted	386,797	7.03		3.76
Options exercised	(435)	1.77		0.93
Options forfeited	(79,143)	3.87		2.09
Outstanding at December 31, 2014	665,210	$4.39	8.78	$2.37
Options granted	420,616	6.93		6.93
Options exercised	(106,338)	2.17		2.24
Options forfeited	(201,100)	5.62		4.99
Outstanding at December 31, 2015	778,388	$5.75	8.39	$5.75
Options granted	137,586	7.74		3.23
Options exercised	(43,101)	4.93		2.54
Options forfeited	(75,251)	7.01		3.69
Options expired	(37,903)	4.94		4.90
Outstanding at December 31, 2016	759,719	$6.06	7.73	$2.84

Options vested and expected to vest at December 31, 2014	149,907	$1.58	7.81
Options vested and exercisable at December 31, 2014	149,907	$1.58	7.81
Options vested and expected to vest at December 31, 2015	769,142	$5.72	8.37
Options vested and exercisable at December 31, 2015	244,631	$3.78	6.91
Options vested and expected to vest at December 31, 2016	747,736	$6.04	7.70
Options vested and exercisable at December 31, 2016	482,731	$5.41	7.25

The aggregate intrinsic value of options vested during the years ended December 31, 2016 and 2015, was approximately $0.8 million and $0.6 million, respectively. The aggregate intrinsic value of options outstanding at December 31, 2016 and 2015, was approximately $2.2 million and $1.3 million, respectively. The aggregate intrinsic value of options exercised at December 31, 2016 and 2015, was approximately $0.1 million and $0.6 million, respectively. The aggregate intrinsic value of options exercisable, vested and expected to vest at December 31, 2016 and 2015 was approximately $2.2 million and $1.3 million. The total fair value of employee options vested during the years ended December 31, 2016 and 2015 was approximately $1.0 million and $0.8 million, respectively. Unvested shares as of December 31, 2016 and 2015 have a weighted-average grant date fair value of $3.45 and $3.53 per share, respectively.
Total stock-based compensation was approximately $4.3 million, $2.7 million, and $1.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, $0.8 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.39 years.
The Company received approximately $212,000 in cash from option exercises under the respective Plans in 2016. The Company issued shares from amounts reserved under the respective Plans upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under any of the Company’s stock option Plans. The exercise of stock options during the year ended December 31, 2016 resulted in an excess tax deduction of approximately $402,000. The expected tax benefits of approximately $148,000 will be included as part of the deferred tax asset associated with net operating loss carryforwards, currently fully offset by a valuation allowance, upon adoption of ASU 2016-09 in the first quarter of 2017.
Restricted Stock Awards
A summary of the Company’s restricted stock activity under the 2010 and 2014 Plan is as follows:

Number of Restricted Shares Outstanding
Unvested balances at December 31, 2013	240,279
Awards granted	401,244
Awards vested	(202,584)
Unvested balances at December 31, 2014	438,939
Awards granted	242,500
Awards vested	(144,268)
Awards forfeited	(23,228)
Unvested balances at December 31, 2015	513,943
Awards granted	778,097
Awards vested	(385,895)
Awards forfeited	(66,668)
December 31, 2016	839,477
During 2016, 385,895 restricted stock awards vested with a weighted average grant date fair value of $7.72 per share.

Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of subscription and support revenue	$43	$47	$30
Cost of professional services revenue	1	(5)	19
Sales and marketing	105	65	39
Research and development	204	203	61
General and administrative	3,980	2,431	928
Total	$4,333	$2,741	$1,077
12. Redeemable Convertible Preferred Stock

▪	In 2011, the Company issued 2,652,110 shares of Series A redeemable convertible preferred stock for aggregate proceeds of $16.0 million, net of issuance costs of $199,000.

▪	In January 2012, the Company issued 169,054 shares of Series A redeemable convertible preferred stock for aggregate proceeds of $1.0 million, net of issuance costs of $24,000.

▪	In January 2012, the Company issued 1,701,909 shares of Series B redeemable convertible preferred stock for aggregate proceeds of $10.4 million, net of issuance costs of $22,000.

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
14. Employee Benefit Plans
The Company has established two voluntary defined contribution retirement plans qualifying under Section 401(k) of the Internal Revenue Code. The Company made no contributions to the 401(k) plans for the years ended December 31, 2016, 2015, and 2014.

15. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

	December 31,
	2016	2015	2014
Revenues:
U.S.	$62,534	$56,778	$50,661
Canada	4,090	4,280	3,713
Other International	8,143	8,853	10,200
Total Revenues	$74,767	$69,911	$64,574

	December 31,
	2016	2015	2014
Identifiable long-lived assets:
U.S.	$4,054	$5,501	$3,330
Canada	284	469	600
Other International	18	31	—
Total identifiable long-lived assets	$4,356	$6,001	$3,930
16. Related Party Transactions
We are a party to three agreements with companies controlled by a non-management investor in the Company:

•
During the fiscal years ended December 31, 2016, 2015, and 2014, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC, in the amount of $2.3 million, $2.1 million, and $2.1 million, respectively. In January 2014, the Company issued 1,803,574 shares of common stock to this company in connection with the amendment of such technology services agreement and took a noncash charge of $11.2 million recorded in research and development expenses. The Company has an outstanding purchase commitment in 2017 for software development services pursuant to a technology services agreement in the amount of $2.5 million. The agreement has an initial term that expires on December 31, 2017, with an option for either party to renew annually for up to five years. For years after 2017, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2017 total revenues increase by 10% as compared to 2016 total revenues, then the 2018 purchase commitment will increase by approximately $250,000 from the 2017 purchase commitment amount to approximately $2.8 million. At December 31, 2016 and 2015, amounts included in accounts payable owed to this company totaled $0.6 million and $0.7 million, respectively.

•
In 2016, the Company purchased approximately $1.8 million in services from Crossover, Inc. While there are no purchase commitments with this company, the Company continues to use their services in 2017.

•
On March 14, 2016, Upland completed its purchase of substantially all of the assets of HipCricket, Inc., a cloud-based mobile messaging software provider, and completed the transfer of its EPM Live product business. Prior to the transaction, HipCricket was owned by an affiliate of ESW Capital, LLC, which is a shareholder of Upland. Raymond James & Co. provided a fairness opinion to Upland in connection with the transaction. Refer to Note 3 for a description of the transaction. Relating to this transaction, the Company is providing certain transition services to and receiving certain transition services from the affiliate. The cost offsets earned by the Company for these services during the twelve months ended December 31, 2016 totaled $706,000 and the fees owed to the affiliate by the Company for these services during the twelve months ended December 31, 2016 totaled $112,000.
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
The Company has an arrangement with a former subsidiary to provide management, human resource/payroll and administrative services, for which the company received fees during 2016 totaled $360,000 and are expected to be similar in 2017.
17. Subsequent Events
The Company has evaluated subsequent events through the date the consolidated financial statements were available for issuance.
On January 10, 2017, Upland completed its purchase of 100% of Omtool, Ltd, a document capture, fax and workflow solution company. The purchase price consideration paid was approximately $19.2 million in cash payable at closing (net of approximately $3.0 million of cash acquired).
The Company recorded the purchase of the acquisition described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocations for the 2017 acquisition is preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to finalize its purchase price allocations in the first half of 2017.

On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement with DevFactory FZ-LLC to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year from what was provided in the prior agreement. The effective date of the amendment is January 1, 2017.

18. Quarterly Results (Unaudited)
The following table sets forth our unaudited quarterly condensed consolidated statements of operations data for each of the last eight quarters through December 31, 2016. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included elsewhere in this Annual Report and you should read the following tables together with such financial statements. The quarterly results of operations include all normal recurring adjustments necessary for a fair presentation of this data. Results of interim periods are not necessarily indicative of results for the entire year and are not necessarily indicative of future results.

	3/31/15	6/30/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$14,322	$14,023	$14,129	$14,719	$15,241	$16,220	$17,029	$17,062
Perpetual license	811	846	540	608	318	458	332	542
Total product revenue	15,133	14,869	14,669	15,327	15,559	16,678	17,361	17,604
Professional services	2,395	2,809	2,436	2,273	2,023	1,892	1,880	1,770
Total revenue	17,528	17,678	17,105	17,600	17,582	18,570	19,241	19,374
Cost of revenue:
Subscription and support(1)(2)	4,732	4,841	4,771	5,242	5,226	5,634	5,747	6,127
Professional services(1)	1,908	1,732	1,677	1,768	1,624	1,106	1,045	1,056
Total cost of revenue	6,640	6,573	6,448	7,010	6,850	6,740	6,792	7,183
Gross profit	10,888	11,105	10,657	10,590	10,732	11,830	12,449	12,191
Operating expenses:
Sales and marketing(1)	3,532	3,446	2,929	3,058	3,069	2,953	3,097	3,041
Research and development(1)	3,926	4,152	3,852	3,848	3,910	4,054	3,737	3,218
Refundable Canadian tax credits	(121)	(122)	(115)	(112)	(109)	(116)	(115)	(173)
General and administrative(1)	5,119	4,714	4,494	3,874	4,123	4,547	4,670	4,946
Depreciation and amortization	1,014	1,063	1,130	1,327	1,472	1,476	1,322	1,021
Acquisition-related expenses	545	360	176	1,374	2,428	1,380	1,047	728
Total operating expenses	14,015	13,613	12,466	13,369	14,893	14,294	13,758	12,781
Income (loss) from operations	(3,127)	(2,508)	(1,809)	(2,779)	(4,161)	(2,464)	(1,309)	(590)
Other expense:
Interest expense, net	(347)	(576)	(462)	(473)	(561)	(662)	(709)	(849)
Other expense, net	(512)	(12)	137	(157)	(748)	(293)	(64)	427
Total other expense	(859)	(588)	(325)	(630)	(1,309)	(955)	(773)	(422)
Loss before provision for income taxes	(3,986)	(3,096)	(2,134)	(3,409)	(5,470)	(3,419)	(2,082)	(1,012)
Provision for income taxes	243	(238)	(190)	(854)	(103)	(158)	(308)	(961)
Net income (loss)	$(3,743)	$(3,334)	$(2,324)	$(4,263)	$(5,573)	$(3,577)	$(2,390)	$(1,973)
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(0.25)	$(0.22)	$(0.16)	$(0.28)	$(0.36)	$(0.22)	$(0.14)	$(0.12)
(1) includes stock-based compensation
(2) Includes depreciation and amortization

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2016. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. Disclosure controls and procedures, no matter how well designed, operated and managed, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations of disclosure controls and procedures, no evaluation of such disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control - Integrated Framework (2013).
Based on our evaluation using those criteria, our management has concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

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
Additional information required by this item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the headings “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Directors and Corporate Governance” and “Executive Officers.”

Item 11.	Executive Compensation
The information required by this item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders, under the headings “Executive Compensation” and “Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships, and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Party Transactions” and “Directors and Corporate Governance-Director Independence.”

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm.”
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
Item 16. Form 10-K Summary
Not applicable.
Schedule II-Valuation and Qualifying Accounts
This schedule has been omitted as the required information has been included in the notes to the consolidated financial statements.

SIGNATURES
Pursuant to the requirement of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:   March 30, 2017

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and Chairman	March 30, 2017
John T. McDonald	(Principal Executive Officer)

/s/ Michael D. Hill	Chief Financial Officer, Secretary and Treasurer	March 30, 2017
Michael D. Hill	(Principal Financial Officer and Principal Accounting Officer)

/s/ John D. Thornton	Director	March 30, 2017
John D. Thornton

/s/ David May	Director	March 30, 2017
David May

/s/ Stephen E. Courter	Director	March 30, 2017
Stephen E. Courter

/s/ Rodney C. Favaron	Director	March 30, 2017
Rodney C. Favaron

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among the Registrant, Steering Wheel Acquisition Corp., PowerSteering Software, Inc. and Michael Pehl, as Stockholder representative, dated February 3, 2012	S-1	333-198574	2.1	September 4, 2014
2.2	Stock Purchase Agreement by and among the Registrant, Tenrox Inc., the stockholders named therein and Novacap II, L.P. and Aramazd Israilian, as representatives, dated February 10, 2012	S-1	333-198574	2.2	September 4, 2014
2.3	Membership Interest Purchase Agreement by and among the Registrant, LMR Solutions, LLC, Joseph Larscheid and Cheryl Larscheid, dated November 13, 2012	S-1	333-198574	2.3	September 4, 2014
2.4	Stock Purchase Agreement by and among the Registrant, Marex Group Inc., FileBound Solutions, Inc., the Selling Stockholders (as defined therein) and Rex Lamb, as representative of the Selling Stockholders, dated May 16, 2013	S-1	333-198574	2.4	September 4, 2014
2.5	Membership Interest Purchase Agreement by and among the Registrant, Upland Software, Inc., ComSci, LLC and Robert Svec, dated November 7, 2013	S-1	333-198574	2.5	September 4, 2014
2.6	Stock Purchase Agreement by and among the Registrant, Clickability, Inc. and Limelight Networks, Inc. dated December 23, 2013	S-1	333-198574	2.6	September 4, 2014
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	10-K	001-36720	3.1	March 30, 2016
3.2	Amended and Restated Bylaws, as currently in effect	10-K	001-36720	3.2	March 30, 2016
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated December 20, 2013	S-1	333-198574	4.1	September 4, 2014
10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-198574	10.2	October 27, 2014
10.2+	Amended and Restated 2010 Stock Plan, as amended September 2, 2014	S-1	333-198574	10.3.1	September 4, 2014
10.3+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Standard)	S-1	333-198574	10.4	September 4, 2014
10.3.1+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Former ComSci, LLC Employees)	S-1	333-198574	10.4.1	September 4, 2014
10.3.2+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Executive)	S-1	333-198574	10.4.2	September 4, 2014
10.3.3+	Form of Amendment to Stock Option Agreement under Amended and Restated 2010 Stock Plan with Certain Executives	S-1	333-198574	10.4.3	September 4, 2014
10.4+	Form of Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5	September 4, 2014
10.4.1+	Form of Amendment to Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5.1	September 4, 2014
10.5+	2014 Equity Incentive Plan	S-1	333-198574	10.6	October 27, 2014
10.6+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.7	October 27, 2014
10.6.1+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.7.1	October 27, 2014

1

		Incorporated by Reference
10.7+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.8	October 27, 2014
10.7.1+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.8.1	October 27, 2014
10.8+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.9	October 27, 2014
10.8.1+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.9.1	October 27, 2014
10.9+	Employment Agreement between the Registrant and John T. McDonald, dated May 9, 2014	S-1	333-198574	10.12	September 4, 2014
10.10+	Offer of Employment between the Registrant and Timothy Mattox, dated July 7, 2014	10-K	001-36720	10.13	March 31, 2015
10.11	Office Lease between the Registrant and TPG-401 Congress LLC, dated February 27, 2014	S-1	333-198574	10.17	September 4, 2014
10.11.1	First Amendment to Office Lease between Registrant and TPG-401 Congress LLC	S-1	333-198574	10.17.1	September 4, 2014
10.12	Lease Agreement between Tenrox Inc. and A.R.E. Quebec, dated November 5, 2012, as amended	S-1	333-198574	10.18	September 4, 2014
10.13	Sublease Agreement between Marex Properties, LLC and Marex Group Inc., dated May 10, 2013	S-1	333-198574	10.19	September 4, 2014
10.14	Amended and Restated Technology Services Agreement between the Registrant and DevFactory FZ-LLC, dated January 1, 2014	S-1	333-198574	10.37	October 27, 2014
10.14.1*	Second Amended and Restated Technology Services Agreement between the Registrant and DevFactory FZ-LLC, dated January 1, 2017
10.15	Letter Agreement between the Registrant and DevFactory FZ-LLC, dated January 1, 2014	S-1	333-198574	10.38	September 4, 2014
10.16	Stock Purchase Agreement between the Registrant and DevFactory FZ-LLC, dated January 27, 2014	S-1	333-198574	10.39	September 4, 2014
10.17	Lease by and between Lincoln One, LLC and the Registrant dated June 19, 2015	8-K	001-36720	10.1	June 22, 2015
10.18	Credit Agreement by and between the Registrant and Wells Fargo Finance, dated May 14, 2015	10-Q	001-36720	10.1	August 14, 2015
10.18.1*	First Amendment to Credit Agreement, among the Registrant, Wells Fargo Bank, N.A. and the other parties thereto, dated September 23, 2015.
10.18.2*	Second Amendment to Credit Agreement, among the Registrant, Wells Fargo Bank, N.A. and the other parties thereto, dated April 25, 2016.
10.18.3*	Third Amendment to Credit Agreement, among the Registrant, Wells Fargo Bank, N.A. and the other parties thereto, dated November 15, 2016.
10.19	Guaranty and Security Agreement by and between the Registrant and Wells Fargo Capital Finance, dated May 14, 2015	10-Q	001-36720	10.2	August 14, 2015
10.20	Canadian Guarantee and Security Agreement by and between the Registrant and Wells Fargo Capital Finance, dated May 14, 2015	10-Q	001-36720	10.3	August 14, 2015
10.21*+	Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017
10.22*+	Employment Agreement between the Registrant and Timothy Mattox, dated March 28, 2017
10.23*+	Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017
21.1*	List of subsidiaries of Upland Software, Inc.

2

Incorporated by Reference
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature pages hereto)
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

3