Form 10-Q
period 2017-03-31
Upland Software, Inc.
filed 2017-05-12
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 5, 2017
Common Stock, $0.0001 par value	18,437,943

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$19,417	$28,758
Accounts receivable (net of allowance of $622 and $658 at March 31, 2017 and December 31, 2016, respectively)	12,157	15,254
Prepaid and other	3,589	3,287
Total current assets	35,163	47,299
Canadian tax credits receivable	1,101	978
Property and equipment, net	4,355	4,356
Intangible assets, net	34,933	28,512
Goodwill	82,803	69,097
Other assets	355	346
Total assets	$158,710	$150,588
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,945	$1,268
Accrued compensation	3,640	2,541
Accrued expenses and other	6,902	5,505
Deferred revenue	26,328	23,552
Due to sellers	1,057	4,642
Current maturities of notes payable (includes unamortized discount of $334 and $329 at March 31, 2017 and December 31, 2016, respectively)	2,685	2,190
Total current liabilities	42,557	39,698
Canadian tax credit liability to sellers	—	361
Notes payable, less current maturities (includes unamortized discount of $1,106 and $1,113 at March 31, 2017 and December 31, 2016, respectively)	54,491	45,739
Deferred revenue	227	247
Noncurrent deferred tax liability, net	3,600	3,404
Other long-term liabilities	1,956	2,126
Total liabilities	102,831	91,575
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 18,391,917 and 17,785,288 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	126,968	124,566
Accumulated other comprehensive loss	(3,074)	(3,152)
Accumulated deficit	(68,017)	(62,403)
Total stockholders’ equity	55,879	59,013
Total liabilities and stockholders’ equity	$158,710	$150,588
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share information)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Subscription and support	$18,135	$15,241
Perpetual license	694	318
Total product revenue	18,829	15,559
Professional services	1,923	2,023
Total revenue	20,752	17,582
Cost of revenue:
Subscription and support	5,893	5,226
Professional services	1,135	1,624
Total cost of revenue	7,028	6,850
Gross profit	13,724	10,732
Operating expenses:
Sales and marketing	3,221	3,069
Research and development	3,477	3,910
Refundable Canadian tax credits	(117)	(109)
General and administrative	5,904	4,123
Depreciation and amortization	1,164	1,472
Acquisition-related expenses	3,691	2,428
Total operating expenses	17,340	14,893
Loss from operations	(3,616)	(4,161)
Other expense:
Interest expense, net	(935)	(561)
Other expense, net	(112)	(748)
Total other expense	(1,047)	(1,309)
Loss before provision for income taxes	(4,663)	(5,470)
Provision for income taxes	(951)	(103)
Net loss	$(5,614)	$(5,573)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.33)	$(0.36)
Weighted-average common shares outstanding, basic and diluted	16,971,393	15,432,405
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(5,614)	$(5,573)
Foreign currency translation adjustment	78	476
Comprehensive loss	$(5,536)	$(5,097)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(5,614)	$(5,573)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,398	2,515
Deferred income taxes	178	(36)
Foreign currency re-measurement (gain) loss	(59)	(359)
Non-cash interest and other expense	75	64
Non-cash stock compensation expense	2,304	694
Loss on disposal of business	—	731
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	3,935	1,070
Prepaids and other	6	150
Accounts payable	460	(623)
Accrued expenses and other liabilities	1,211	(85)
Deferred revenue	33	1,334
Net cash provided by (used in) operating activities	4,927	(118)
Investing activities
Purchase of property and equipment	(348)	(680)
Purchase of customer relationships	(55)	(408)
Purchase business combinations, net of cash acquired	(19,256)	(8,102)
Net cash used in investing activities	(19,659)	(9,190)
Financing activities
Payments on capital leases	(331)	(519)
Proceeds from notes payable, net of issuance costs	15,927	4,987
Payments on notes payable	(6,755)	(309)
Issuance of common stock, net of issuance costs	98	18
Additional consideration paid to sellers of businesses	(3,585)	—
Net cash provided by financing activities	5,354	4,177
Effect of exchange rate fluctuations on cash	37	243
Change in cash and cash equivalents	(9,341)	(4,888)
Cash and cash equivalents, beginning of period	28,758	18,473
Cash and cash equivalents, end of period	$19,417	$13,585
Supplemental disclosures of cash flow information:
Cash paid for interest	$864	$496
Cash paid for taxes	$591	$2
Noncash investing and financing activities:
Equipment acquired pursuant to capital lease obligations	$144	$221
Issuance of common stock in business combination	$—	$5,700
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC on March 30, 2017.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues in the three months ended March 31, 2017 or 2016 or for the year ended December 31, 2016, or more than 10% of accounts receivable as of March 31, 2017 or December 31, 2016.
Fair Value of Financial Instruments
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, and accounts payable, and long–term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable approximate fair value, primarily due to short maturities. The carrying values of the Company’s debt instruments approximated their fair value based on rates currently available to the Company.

Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company will adopt this ASU on January 1, 2018, and we expect to use the modified retrospective application method.  The Company is currently evaluating each of its revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition under the new standard. We expect to have our preliminary evaluation, including the selection of an adoption method, completed by the end of the first half of 2017.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-15 will have on its financial statements.
In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” (“ASU 2017-01”), which revises the definition of a business and assists in the evaluation of when a set of transferred assets and activities is a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017, and should be applied prospectively. Early adoption is permitted under certain circumstances.
In February 2016, the FASB issued ASU 2016-02, Leases. The core change with ASU 2016-2 is the requirement for the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the effect that the adoption of ASU 2016-13 will have on its financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. We currently anticipate that the adoption of ASU 2017-04 will not have a material impact on our consolidated financial statements.
Recently adopted accounting pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2014-15 during the first quarter of 2017. No additional disclosure was deemed necessary upon the adoption of ASU 2014-15. This standard would not result in an amount being recorded.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation. The core change with ASU 2016-09 is the simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classifications of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2016-09 during the first quarter of 2017. No impact on the financial statements was recorded as a result of the adoption of ASU 2016-09.
2. Acquisitions
2017 Acquisitions
On January 10, 2017, the Company completed its purchase of Omtool, Ltd, a document capture, fax and workflow solution company. The purchase price consideration paid was approximately $19.3 million in cash payable at closing (net of approximately $3.0 million of cash acquired). Revenues recorded since the acquisition date through March 31, 2017 were approximately $2.0 million.
See Note 12 — Subsequent Events for more information regarding the acquisition of RightAnswers, Inc. in April, 2017.
2016 Acquisitions
On January 7, 2016, the Company completed its purchase of LeadLander, Inc., a website analytics provider. The purchase price consideration paid was approximately $8.0 million in cash payable at closing (net of approximately $0.4 million of cash acquired) and a $1.2 million cash holdback payable in 12 months (subject to indemnification claims), which was fully paid after December 31, 2016. Revenues recorded since the acquisition date through March 31, 2017 were approximately $4.3 million. In addition, the Asset Purchase Agreement included a contingent share consideration component pursuant to which Upland issued an aggregate of $2.4 million in common stock on July 25, 2016.
On March 14, 2016, the Company completed its purchase of HipCricket, Inc., a cloud-based mobile messaging software provider. The consideration paid to the seller consisted of the issuance of one million shares of the Company's common stock and the transfer of the Company's EPM Live product business. The value of the shares on the closing date of the transaction was approximately $5.7 million and the fair value of the EPM Live product business was approximately $5.9 million. The Company recognized a loss on the transfer in conjunction with the EPM Live net asset value of approximately $0.7 million in Other expense, net. Prior to the transaction, HipCricket was owned by an affiliate of ESW Capital, LLC, which is a shareholder of Upland. Raymond James & Co. provided a fairness opinion to Upland in connection with the transaction. Revenues recorded since the acquisition date through March 31, 2017 were approximately $5.5 million.

On April 27, 2016, the Company acquired Advanced Processing & Imaging, Inc. ("API"), a content management platform driving workflow in governments and schools. The purchase price consideration consisted of $4.1 million in cash payable at closing (net of $0.1 million of cash acquired), and a $0.8 million cash holdback payable in 12 months (subject to indemnification claims). Revenues recorded since the acquisition date through March 31, 2017 were approximately $2.5 million.

The following condensed table presents the preliminary acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions, as well as assets and liabilities (in thousands):

	Preliminary		Finalized
	Omtool	API	HipCricket	LeadLander
Year Acquired	2017	2016	2016	2016

Cash	$2,957	$125	$—	$365
Accounts receivable	784	821	1,226	199
Other current assets	405	54	273	55
Property and equipment	63	68	—	5
Customer relationships	3,520	1,420	1,000	970
Trade name	170	40	70	70
Technology	4,450	810	900	1,410
Goodwill	13,574	3,420	8,531	13,104
Other assets	33	89	—	6
Total assets acquired	25,956	6,847	12,000	16,184

Accounts payable	(219)	(11)	(44)	—
Accrued expense and other	(906)	(137)	—	(254)
Deferred revenue	(2,618)	(1,699)	(356)	(910)
Total liabilities assumed	(3,743)	(1,847)	(400)	(1,164)

Total consideration	$22,213	$5,000	$11,600	$15,020
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
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocations for the 2017 acquisition of Omtool, is preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amount in all respects. The purchase price allocations for the 2015 acquisition of Ultriva and the 2016 acquisitions of LeadLander and HipCricket are final, and API is preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to finalize its purchase price allocations for Omtool and API in the the second quarter of 2017.
Goodwill deductible for tax purposes is $4.9 million for the LeadLander acquisition and $8.2 million for HipCricket. There was no goodwill deductible for tax purposes for the API and Omtool acquisitions.
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
Changes to the fair value of earnout liabilities are recorded to other expense, net. Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$2,500	$2,500

Fair Value Measurements at March 31, 2017
(unaudited)
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$—	$—
The earnout consideration liability consists of amounts associated with the acquisition of LeadLander. The $2.5 million Level 3 earnout consideration liability was settled during the three months ended March 31, 2017.
The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (in thousands):

Ending balance at December 31, 2016	$2,500
Settlements - cash earnouts	(2,500)
March 31, 2017	$—
The fair value of the earnout consideration was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration.
Debt
The Company believes the carrying value of its long-term debt at March 31, 2017 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.
The estimated fair value and carrying value of the Company's debt at March 31, 2017 and December 31, 2016 is $58.6 million and $49.4 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the three months ended March 31, 2017 are summarized in the table below (in thousands):

Balance at December 31, 2016	$69,097
Acquired in business combinations	13,574
Foreign currency translation adjustment	132
Balance at March 31, 2017	$82,803
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2017:
Customer relationships	1-10	$36,358	$13,396	$22,962
Trade name	1.5-3	2,808	2,564	244
Developed technology	4-7	19,704	7,977	11,727
Total intangible assets		$58,870	$23,937	$34,933

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2016:
Customer relationships	1-10	$32,703	$12,418	$20,285
Trade name	1.5-3	2,636	2,462	174
Developed technology	4-7	15,228	7,175	8,053
Total intangible assets		$50,567	$22,055	$28,512
The following table summarizes the Company's weighted-average amortization period, in total and by major finite-lived intangible asset class (in years), as of:

	March 31, 2017	December 31, 2016
Customer relationships	9.3	9.3
Trade name	2.7	2.8
Developed technology	6.5	6.3
Total weighted-average amortization period	8.0	8.0
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. There have been no indicators of impairment or change in the useful life during the three months ended March 31, 2017 and 2016. Total amortization expense was $1.8 million and $1.9 million during the three months ended March 31, 2017 and 2016, respectively.

Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2017	$5,344
2018	6,719
2019	5,854
2020	4,887
2021 and thereafter	12,129
Total	$34,933
5. Income Taxes
The Company’s income tax provision for the three months ended March 31, 2017 and 2016 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year. The tax provision for the three months ended March 31, 2017 and 2016 is primarily related to foreign income taxes associated with our Canadian operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, alternative minimum tax and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at March 31, 2017 and 2016.
The Company has reflected any uncertain tax positions within its current taxes payable, but none in deferred taxes. Federal, state, and foreign income tax returns have been filed in jurisdictions with varying statutes of limitations. Varying among the separate companies, tax years 1998 through 2016 remain subject to examination by federal and most state tax authorities due to our net operating loss carryforwards. In foreign jurisdictions, tax years 2008 through 2016 remain subject to examination. The Company increased both its net operating loss deferred tax asset and its valuation allowance by $152 thousand upon adoption of ASU No. 2016-09 relating to certain tax deductions associated with stock option transactions greater than the stock-related compensation expense for financial statement purposes.
6. Debt
Long-term debt consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Senior secured loans (includes unamortized discount of $1,440 and $1,442 based on an imputed interest rate of 6.4% and 6.6%, at March 31, 2017 and December 31, 2016, respectively)	$57,176	$47,929
Less current maturities	(2,685)	(2,190)
Total long-term debt	$54,491	$45,739
Loan and Security Agreements
On November 15, 2016, Upland Software, Inc. (the “Company”) amended its Credit Agreement (the “Credit Agreement”) with a consortium of lenders (the “Lenders”), Wells Fargo Capital Finance, as agent, providing for a secured credit facility (the “Loan Facility”).
As of March 31, 2017, there were no amounts drawn on its (i) U.S. revolving loans outstanding under the

Credit Agreement, or on its (ii) Canadian revolving credit facility, and there was (iii) $53.1 million in U.S. term loans outstanding under the Credit Agreement; and (iv) $5.5 million in Canadian term loans outstanding under the Credit Agreement.
See Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding additions to this facility.
Loans
The Credit Agreement provides for up to $90.0 million of financing credit as outlined below.
The Credit Agreement provides (i) a U.S. revolving credit facility in an aggregate principal amount of up to $9.0 million (the “U.S. Revolver”), (ii) a U.S. term loan facility in an aggregate principal amount of up to $44.4 million (the “U.S. Term Loan”) which is fully drawn, (iii) a delayed draw term loan facility in an aggregate principal amount of up to $10.0 million (the “DDTL”), which was fully drawn during January, 2017 to finance the acquisition of Omtool, (iv) a Canadian revolving credit facility in an aggregate principal amount of up to $1.0 million (the “Canadian Revolver” and, together with the U.S. Revolver, the “Revolver”); and (v) a Canadian term loan facility in an aggregate principal amount of up to $5.6 million (the “Canadian Term Loan” and, together with the U.S. Term Loan, the “Term Loan”).
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
Terms of Delay Draw Term Loan
Pursuant to the terms of the Credit Agreement, the DDTL is to be used to finance acquisitions. The DDTL can be drawn upon until November 15, 2018, and was drawn in full in January, 2017 to finance the acquisition of Omtool. The DDTL is repayable, on a quarterly basis, by an amount equal to 5.0% per annum of the original funded amount of the DDTL. Any amount remaining unpaid would be due and payable in full on the Maturity Date.
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
Interest Rate and Financing Costs
Cash interest costs averaged 5.8% and 5.7% under the new Credit Agreement for the three months ended March 31, 2017 and for the year ended December 31, 2016, respectively. In addition, the Company incurred $2.0 million of financing costs associated with the Credit Agreement since inception through March 31, 2017. These financing costs will be amortized to non-cash interest expense over the term of the Credit Agreement.

Debt Maturities
Future debt maturities of long-term debt (excluding financing costs) at March 31, 2017 are as follows (in thousands):

Year ending December 31:
Remaining 2017	$2,264
2018	3,019
2019	3,019
2020	3,019
2021	47,295
Thereafter	—
$58,616
7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016

Numerator:
Net Loss	$(5,614)	$(5,573)
Denominator:
Weighted–average common shares outstanding, basic and diluted	16,971,393	15,432,405
Net loss per common share, basic and diluted	$(0.33)	$(0.36)
Due to the net losses for the three months ended March 31, 2017 and 2016, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents (which does not include 318,302 common shares issued July 25, 2016 in conjunction with the acquisition of our website analytics business, as a result of the achievement of certain revenue targets):

	March 31,
	2017	2016
Stock options	731,971	751,201
Restricted stock	1,410,247	983,937
Total anti–dilutive common share equivalents	2,142,218	1,735,138
8. Commitments and Contingencies
Purchase Commitments
During the fiscal three months ended March 31, 2017 and 2016, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC, in the amount of $0.6 million, and $0.6 million, respectively. See Note 11 — Related Party Transactions for more information regarding regarding our purchase commitment to this related party.
On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement with DevFactory FZ-LLC to extend the initial term end date from December 31, 2017 to

December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017.
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. At this time, the Company is not involved in any current or pending legal proceedings and does not anticipate any legal proceedings that may have a material adverse affect on the consolidated financial position or results of operations of the Company.
9. Stockholders' Equity
Restricted Stock Awards
Restricted share activity during the three months ended March 31, 2017 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2016	839,477	$7.55
Awards granted	622,520
Awards vested	(34,749)
Awards forfeited	(17,001)
Unvested balances at March 31, 2017	1,410,247	$10.86
Stock Option Activity
Stock option activity during the three months ended March 31, 2017 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2016	759,719	$6.06
Options granted	—	$—
Options exercised	(24,748)	$6.46
Options forfeited	(2,906)	$6.21
Options expired	(94)	$6.26
Outstanding at March 31, 2017	731,971	$6.05

Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$18	$7
Research and development	60	14
Sales and marketing	23	13
General and administrative	2,203	660
Total	$2,304	$694
10. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
U.S.	$17,609	$14,430
Canada	845	1,002
Other International	2,298	2,150
Total Revenues	$20,752	$17,582

11. Related Party Transactions
During the fiscal three months ended March 31, 2017 and 2016, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC, in the amount of $0.6 million, and $0.6 million, respectively. On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017. The Company has an outstanding purchase commitment in 2017 for software development services pursuant to a technology services agreement in the amount of $2.5 million. For years after 2017, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2017 total revenues increase by 10% as compared to 2016 total revenues, then the 2018 purchase commitment will increase by approximately $250,000 from the 2017 purchase commitment amount to approximately $2.8 million.
The Company purchased approximately $752,000 and $62,000 in services from Crossover, Inc. during the three months ended March 31, 2017 and 2016, respectively. While there are no purchase commitments with this company, the Company continues to use their services in 2017.
The Company has an arrangement with a former subsidiary to provide management, human resource/payroll and administrative services, the fees for which the Company received fees during the three months ended March 31, 2017 and 2016 totaling $90,000 in each period.

12. Subsequent Events
Acquisitions
On April 21, 2017, the Company acquired RightAnswers, Inc., a cloud-based knowledge management system. The purchase price was $17.2 million in cash at closing, net of cash acquired, and a $2.5 million cash holdback payable in one year (a portion of which is available to satisfy indemnification claims) and excludes potential future earn-out payments tied to additional performance-based goals.
Amendment of Credit Agreement
On April 21, 2017, the Company entered into a Fourth Amendment to the Credit Agreement (the “Amendment”) that amended its Credit Agreement dated as of May 14, 2015 (the “Credit Agreement”) among the Company, certain of its domestic and Canadian subsidiaries and each of the lenders party thereto.
After giving effect to the Amendment, the Credit Agreement provides for an additional term loan of $15,000,000, which was fully funded in conjunction with the acquisition of RightAnswers, Inc. under the Company’s existing $90,000,000 credit facility.
The Amendment also provides for, among other things, (i) the availability of U.S. and Canadian revolving loans up to the lesser of (x) $10,000,000 and (y) 108.75% (subject to step-downs beginning June 30, 2017) of the Borrowers’ recurring revenues on a trailing twelve month pro forma basis minus the outstanding balance of loans and letters of credit made under the Credit Agreement, (ii) an allowance for earn-outs in relation to permitted acquisitions, and (iii) an increase in the maximum amount of purchase consideration payable in respect of all permitted acquisitions $75,000,000 to $150,000,000.

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

•
other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017, as updated by this Quarterly Report on Form 10-Q.

The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from our forward-looking statements, including risks and uncertainties detailed in this and our other reports and filings with the SEC. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this

Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in three product categories (Project & IT Management, Workflow Automation, and Digital Engagement), each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in 2012 to $74.8 million in 2016, representing a 228% period-over-period growth rate. See Note 10 — Domestic and Foreign Operations in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. We will prioritize acquisitions within the product categories we currently participate in, including Project & IT Management, Workflow Automation, and Digital Engagement. Consistent with our growth strategy, we have made thirteen acquisitions since February, 2012 through March 31, 2017, excluding an additional acquisition in April, 2017. See Note 12 — Subsequent Events in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding events occurring after March 31, 2017.
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

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Reconciliation of Net loss to Adjusted EBITDA:
Net Loss	$(5,614)	$(5,573)
Add:
Depreciation and amortization expense	2,398	2,515
Interest expense, net	935	561
Other expense, net	112	748
Provision for income taxes	951	103
Stock-based compensation expense	2,304	694
Acquisition-related expense	3,691	2,428
Nonrecurring litigation expense	—	12
Purchase accounting deferred revenue discount	679	515
Adjusted EBITDA	$5,456	$2,003

Weighted average ordinary shares outstanding - basic	16,971,393	15,432,405
Weighted average ordinary shares outstanding - diluted	17,761,803	15,702,270
Adjusted EBITDA per share - basic	$0.32	$0.13
Adjusted EBITDA per share - diluted	$0.31	$0.13

Total revenue plus purchase accounting deferred revenue discount	$21,431	$18,097
Adjusted EBITDA margin	26%	11%

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

	Three Months Ended March 31,
	2017		2016
	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$18,135	87%	$15,241	87%
Perpetual license	694	3%	318	2%
Total product revenue	18,829	90%	15,559	89%
Professional services	1,923	10%	2,023	11%
Total revenue	20,752	100%	17,582	100%
Cost of revenue:
Subscription and support (1)(3)	5,893	28%	5,226	30%
Professional services (1)	1,135	6%	1,624	9%
Total cost of revenue	7,028	34%	6,850	39%
Gross profit	13,724	66%	10,732	61%
Operating expenses:
Sales and marketing (1)	3,221	16%	3,069	17%
Research and development (1)	3,477	17%	3,910	22%
Refundable Canadian tax credits	(117)	(1)%	(109)	(1)%
General and administrative (1)(2)	5,904	28%	4,123	23%
Depreciation and amortization	1,164	6%	1,472	8%
Acquisition-related expenses	3,691	18%	2,428	16%
Total operating expenses	17,340	84%	14,893	85%
Loss from operations	(3,616)	(18)%	(4,161)	(24)%
Other Expense:
Interest expense, net	(935)	(5)%	(561)	(3)%
Other expense, net	(112)	—%	(748)	(4)%
Total other expense	(1,047)	(5)%	(1,309)	(7)%
Loss before provision for income taxes	(4,663)	(23)%	(5,470)	(31)%
Provision for income taxes	(951)	(4)%	(103)	(1)%
Net loss	$(5,614)	(27)%	$(5,573)	(32)%
Loss per common share, basic and diluted	$(0.33)		$(0.36)
Weighted-average common shares outstanding, basic and diluted	16,971,393		15,432,405

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 9 — Stockholders' Equity.
(2) Includes General and administrative stock-based compensation of $2,203 and $660 for the three months ended March 31, 2017 and 2016, respectively.
(3) Includes depreciation and amortization of $1,234 and $1,043 for the three months ended March 31, 2017 and 2016, respectively.

Comparison of the Three Months Ended March 31, 2017 and 2016
Revenue

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$18,135	$15,241	19%
Perpetual license	694	318	118%
Total product revenue	18,829	15,559	21%
Professional services	1,923	2,023	(5)%
Total revenue	$20,752	$17,582	18%

Percentage of revenue:
Subscription and support	87%	87%
Perpetual license	3%	2%
Total product revenue	90%	89%
Professional services	10%	11%
Total revenue	100%	100%
Total revenue was $20.8 million in the three months ended March 31, 2017, compared to $17.6 million in the three months ended March 31, 2016, an increase of $3.2 million, or 18%. The 2017 and 2016 acquisitions contributed an increase of $3.4 million after the reduction of $0.7 million purchase accounting deferred revenue discount. Total revenue declined by $0.8 million due to the divestiture of the EPM Live product line in Q1 2016. Therefore, total revenue for the organic business increased by $0.6 million, or 4%.

Subscription and support revenue was $18.1 million in the three months ended March 31, 2017, compared to $15.2 million in the three months ended March 31, 2016, an increase of $2.9 million, or 19%. The 2017 and 2016 acquisitions contributed to an increase in subscription and support revenue of $2.8 million after the reduction of $0.7 million purchase accounting deferred revenue discount. Subscription and support revenue decreased by $0.5 million due to the divestiture of the EPM Live product line in Q1 2016. Therefore, subscription and support revenue for the organic business increased by $0.6 million, or 4%.

Perpetual license revenue was $0.7 million in the three months ended March 31, 2017, as compared to $0.3 million in the three months ended March 31, 2016, an increase of $0.4 million, or 118%. The 2017 and 2016 acquisitions contributed an increase of $0.4 million. Therefore, perpetual license revenue for the organic business was flat.

Professional services revenue was $1.9 million in the three months ended March 31, 2017, compared to $2.0 million in the three months ended March 31, 2016, a decrease of $0.1 million, or 5%. The acquisitions we closed in 2017 and 2016 contributed a $0.1 million increase while the divestiture of the EPM product line in Q1 2016 resulted in a $0.2 million decrease in professional services revenue. Therefore, professional services revenue for the organic business was flat.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$5,893	$5,226	13%
Professional services	1,135	1,624	(30)%
Total cost of revenue	7,028	6,850	3%
Gross profit	$13,724	$10,732	28%

Percentage of total revenue:
Subscription and support (1)	28%	30%
Professional services	6%	9%
Total cost of revenue	34%	39%
Gross profit	66%	61%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$449	$445
Amortization	$785	$598

Cost of subscription and support revenue was $5.9 million in the three months ended March 31, 2017 , compared to $5.2 million in the three months ended March 31, 2016, an increase of $0.7 million, or 13%. The 2017 and 2016 acquisitions contributed a $0.6 million increase in cost of subscription and support revenue, which consisted primarily of personnel and related costs and amortization intangible assets related to Omtool cloud operations. Cost of subscription and support revenue decreased by $0.3 million due to the divestiture of the EPM Live product line which consisted primarily of personnel and related costs. Therefore, cost of subscription and support revenue for the organic portion of our business increased $0.4 million, primarily related to an increase of mobile messaging costs associated with the Mobile Commons product line.
Cost of professional services revenue was $1.1 million in the three months ended March 31, 2017, compared to $1.6 million in the three months ended March 31, 2016, a decrease of $0.5 million, or 30%. The 2017 and 2016 acquisitions contributed an increase in cost of professional services revenue of $0.1 million primarily due to personnel and related costs. Cost of professional services revenue decreased $0.3 million due to the divestiture of the EPM Live product line consisting primarily of personnel and related costs. Therefore, cost of professional services revenue for the organic portion of our business declined by $0.3 million and consisted primarily of personnel and related costs, most of which is the result of our planned operating efficiencies.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
Sales and marketing	$3,221	$3,069	5%
Percentage of total revenue	16%	17%
Sales and marketing expense was $3.2 million in the three months ended March 31, 2017, compared to $3.1 million in the three months ended March 31, 2016, an increase of $0.1 million, or 5%. The 2017 and 2016 acquisitions contributed $0.5 million of increased sales and marketing cost, primarily consisting of personnel and related costs, while the divestiture of the EPM Live product line in Q1 2016 decreased sales and marketing costs by $0.1 million, primarily consisting of personnel and related costs. Therefore, sales and marketing expense declined by $0.3 million and consisted primarily of reduced marketing discretionary spend, most of which is the result of our planned operating efficiences.
Research and Development Expense

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
Research and development	$3,477	$3,910	(11)%
Refundable Canadian tax credits	(117)	(109)	7%
Total research and development	$3,360	$3,801	(12)%

Percentage of total revenue:
Research and development	17%	22%
Refundable Canadian tax credits	(1)%	(1)%
Total research and development	39%	37%
Research and development expense was $3.5 million in the three months ended March 31, 2017, compared to $3.9 million in the three months ended March 31, 2016, a decrease of $0.4 million, or 11%. The 2017 and 2016 acquisitions contributed $0.4 million of increased research and development costs primarily consisting of personnel and related costs while the divestiture of the EPM Live product line in Q1 2016 decreased research and development costs by $0.2 million primarily consisting of personnel and related costs. Therefore, research and development costs for the organic portion of our business decreased by $0.6 million due to a decrease in personnel and related costs in the product development organization, most of which are the result of our planned operating efficiencies.

Refundable Canadian tax credits were $0.1 million in the three months ended March 31, 2017, compared to the same amount in the three months ended March 31, 2016.

General and Administrative Expense

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
General and administrative	$5,904	$4,123	43%
Percentage of total revenue	28%	23%
General and administrative expense was $5.9 million in the three months ended March 31, 2017, compared to $4.1 million in the three months ended March 31, 2016, an increase of $1.8 million, or 43%. An increase in general administrative expense of $0.2 million was due to the 2017 and 2016 acquisitions which consisted primarily of personnel costs. Therefore, general and administrative expense for the organic portion of our business increased by $1.6 million year-over-year, which consisted of non-cash stock compensation expense and is primarily as a result of our increased stock price.

Depreciation and Amortization Expense

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$113	$149	(24)%
Amortization	1,051	1,323	(21)%
Total depreciation and amortization	$1,164	$1,472	(21)%

Percentage of total revenue:
Depreciation	1%	1%
Amortization	5%	8%
Total depreciation and amortization	6%	9%
Depreciation and amortization expense was $1.2 million in the three months ended March 31, 2017, compared to $1.5 million in the three months ended March 31, 2016, a decrease of $0.3 million, or 21%. The 2017 and 2016 acquisitions increased the amortization expense by $0.1 million, while depreciation decreased by $0.4 million as a result of assets acquired in earlier years becoming fully amortized or depreciated.
Acquisition-related Expenses

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
Acquisition-related expenses	$3,691	$2,428	52%
Percentage of total revenue	18%	16%
Acquisition related expense was $3.7 million in the three months ended March 31, 2017, compared to $2.4 million in the three months ended March 31, 2016, an increase of $1.3 million, or 52%. These one-time acquisition-related expenses vary by acquisition and are expensed as incurred. Included in the three month ended March 31, 2017 is a one-time, non-cash restructuring charge of $1.1 million to write off the remaining contractual commitment for the unneeded portion of the Omtool office lease inherited in the acquisition. The level of acquisition activity varies from period to period so, as a result, year-over-year comparison of these expenses are not necessarily meaningful due to their one-time nature.

Other Income (Expense)

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(935)	$(561)	(67)%
Other expense, net	(112)	(748)	85%
Total other expense	$(1,047)	$(1,309)	(20)%

Percentage of total revenue:
Interest expense, net	(5)%	(3)%
Other expense, net	—%	(4)%
Total other expense	(5)%	(7)%
Interest expense was $0.9 million in the three months ended March 31, 2017, compared to $0.6 million in the three months ended March 31, 2016, an increase in interest expense of $0.3 million, or 67%. The increase was due to an increase in borrowing on our debt facility for the Omtool acquisition in January 2017.
Other expense was $0.1 million in the three months ended March 31, 2017, compared to other expense of $0.7 million in the three months ended March 31, 2016, a decrease of $0.6 million related to to the non-cash accounting loss on the divestiture of the EPMLive assets as part of the acquisition of Hipcricket in March 2016.
Provision for Income Taxes

	Three Months Ended March 31,
	2017	2016	% Change
	(dollars in thousands)
Provision for income taxes	$(951)	$(103)	823%
Percentage of total revenue	(4)%	(1)%
Provision for income taxes was $1.0 million in the three months ended March 31, 2017, compared to the provision for income taxes of $0.1 million in the three months ended March 31, 2016, an increase of $0.9 million, due primarily to Upland's increased profitability quarter over quarter. This provision for income taxes in the three months ended March 31, 2017 contains a non-cash portion.
Liquidity and Capital Resources
To date, we have financed our operations primarily through capital raising, both through private placements of preferred stock and common stock and sales of our common stock in our initial public offering, cash from operating activities, and to a lesser extent, borrowing under our loan facility and the issuance of seller notes. As of March 31, 2017, we had cash and cash equivalents of $19.4 million, $10.0 million of available borrowings under our loan and security agreements, and $58.6 million of borrowings outstanding under our loan and security agreements compared to cash and cash equivalents of $28.8 million, $20.0 million of available borrowings under our loan and security agreements, and $49.4 million of borrowings outstanding under our loan and security agreements as of December 31, 2016. Subsequent to March 31, 2017, the Company entered into a Fourth Amendment to the Credit Agreement (the “Amendment”) that amended its Credit Agreement dated as of May 14, 2015 (the “Credit Agreement”) among the Company, certain of its domestic and Canadian subsidiaries and each of the lenders party thereto. After giving effect to the Amendment, the Credit Agreement provides for an additional term loan of $15,000,000, which was fully funded in conjunction with the acquisition of RightAnswers, Inc. under the Company’s existing $90,000,000 credit facility.
The Amendment also provides for, among other things, (i) the availability of U.S. and Canadian revolving loans up to the lesser of (x) $10,000,000 and (y) 108.75% (subject to step-downs beginning June 30, 2017) of the Borrowers’ recurring revenues on a trailing twelve month pro forma basis minus the outstanding balance of loans and letters of credit made under the Credit Agreement, (ii) an allowance for earn-outs in relation to permitted acquisitions, and (iii) an increase in the maximum amount of purchase consideration payable in respect of all permitted acquisitions $75,000,000 to $150,000,000. Our credit facility also provides for an additional $16.7 million in subordinated seller notes for acquisitions.
As of March 31, 2017 and December 31, 2016, we had a working capital deficit of $7.4 million and surplus of $7.6 million, respectively, which included $26.3 million and $23.6 million of deferred revenue recorded as a current liability as of March 31, 2017 and December 31, 2016, respectively. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$4,927	$(118)
Net cash used in investing activities	(19,659)	(9,190)
Net cash provided by financing activities	5,354	4,177
Effect of exchange rate fluctuations on cash	37	243
Change in cash and cash equivalents	(9,341)	(4,888)
Cash and cash equivalents, beginning of period	28,758	18,473
Cash and cash equivalents, end of period	$19,417	$13,585
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
Our cash provided by operating activities for the three months ended March 31, 2017 primarily reflects our net loss of $5.6 million plus non-cash expenses that included $2.4 million of depreciation and amortization, $2.3 million of non-cash stock compensation expense, $0.1 million of non-cash interest and $0.2 million of deferred income taxes offset by $0.1 million of foreign currency re-measurement gains. Working capital sources of cash included a $3.9 million decrease in accounts receivable, a $0.5 million increase in accounts payable, and a $1.2 million increase in accrued expenses and other liabilities.
A substantial source of cash is provided as a result of invoicing for subscriptions and support fees in advance, which is recorded as deferred revenue, and is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of booked fees for our software subscriptions and support, which is amortized into revenue in accordance with our revenue recognition policy. We assess our liquidity, in part, through an analysis of new subscriptions invoiced, expected cash receipts on new and existing subscriptions, and our ongoing operating expense requirements.
Cash Flows from Investing Activities
Our primary investing activities have consisted of acquisitions of complementary technologies, products and businesses. As our business grows, we expect our primary investing activities to continue to further expand our family of software applications and infrastructure and support additional personnel.
For the three months ended March 31, 2017 cash used in investing activities for business combinations, consisted of cash proceeds paid during the period to certain sellers of the Omtool acquisition, which was acquired in

January 2017 totaling $19.3 million, purchases of customer relationships of $0.1 million, and purchases of property and equipment of $0.3 million.
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
During the three months ended March 31, 2017, we received $0.1 million related to the issuance of our common stock, borrowed and repaid $6.0 million under our revolving line of credit and borrowed $9.9 million under the delayed draw term loan of our credit agreement (including an offset of $0.1 million in facility-related costs) in conjunction with the acquisition of Omtool, repaid $0.8 million of term notes payable, paid $3.6 million in additional consideration to sellers of acquired businesses, and made principal payments of $0.3 million on capital leases.
Loan and Security Agreements
On November 15, 2016, the Company amended its Credit Agreement (the “Credit Agreement”) with a consortium of lenders, providing for a secured credit facility.
As of March 31, 2017, there were no amounts drawn on the Company's (i) U.S. revolving loans outstanding under the Credit Agreement, or (ii) Canadian revolving credit facility, and there was (iii) $53.1 million in U.S. term loans outstanding under the Credit Agreement; and (iv) $5.5 million in Canadian term loans outstanding under the Credit Agreement.
On April 21, 2017, the Company entered into a Fourth Amendment to the Credit Agreement (the “Amendment”) that amended its Credit Agreement dated as of May 14, 2015 (the “Credit Agreement”) among the Company, certain of its domestic and Canadian subsidiaries and each of the lenders party thereto.
After giving effect to the Amendment, the Credit Agreement provides for an additional term loan of $15,000,000, which was fully funded in conjunction with the acquisition of RightAnswers, Inc. under the Company’s existing $90,000,000 credit facility.
The Amendment also provides for, among other things, (i) the availability of U.S. and Canadian revolving loans up to the lesser of (x) $10,000,000 and (y) 108.75% (subject to step-downs beginning June 30, 2017) of the Borrowers’ recurring revenues on a trailing twelve month pro forma basis minus the outstanding balance of loans and letters of credit made under the Credit Agreement, (ii) an allowance for earn-outs in relation to permitted acquisitions, and (iii) an increase in the maximum amount of purchase consideration payable in respect of all permitted acquisitions $75,000,000 to $150,000,000.
Loans
The Credit Agreement provides for up to $90.0 million of financing credit as outlined below.
The Credit Agreement provides (i) a U.S. revolving credit facility in an aggregate principal amount of up to $9.0 million (the “U.S. Revolver”), (ii) a U.S. term loan facility in an aggregate principal amount of up to $44.4 million (the “U.S. Term Loan”) which is fully drawn, (iii) a delayed draw term loan facility in an aggregate principal amount of up to $10.0 million (the “DDTL”) which was drawn during January, 2017 to finance the acquisition of Omtool. (iv) a Canadian revolving credit facility in an aggregate principal amount of up to $1.0 million (the “Canadian Revolver” and, together with the U.S. Revolver, the “Revolver”); and (v) a Canadian term loan facility in an aggregate principal amount of up to $5.6 million (the “Canadian Term Loan” and, together with the U.S. Term Loan, the “Term Loan”).
The Credit Agreement also includes provisions for optional, uncommitted increases in the maximum size of the loan facility available under the Credit Agreement by an aggregate principal amount of $20.0 million upon the satisfaction of the terms and conditions set forth in the Credit Agreement, of which $15.0 million was committed and drawn in conjunction with the acquisition of RightAnswers, Inc. in April, 2017.
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
Terms of Delay Draw Term Loan
Pursuant to the terms of the Credit Agreement, the DDTL is to be used to finance acquisitions. The DDTL can be drawn upon until November 15, 2018, and was drawn in full in January, 2017 to finance the acquisition of Omtool. The DDTL is repayable, on a quarterly basis, by an amount equal to 5.0% per annum of the original funded amount of the DDTL. Any amount remaining unpaid would be due and payable in full on the Maturity Date.
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
Interest Rate and Financing Costs
Cash interest costs averaged 5.8% and 5.7% under the new Credit Agreement for the three months ended March 31, 2017 and for the year ended December 31, 2016, respectively. In addition, the Company incurred $2.0 million of financing costs associated with the Credit Agreement since inception through March 31, 2017. These financing costs will be amortized to non-cash interest expense over the term of the Credit Agreement.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2017 and 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three months ended March 31, 2017, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 30, 2017. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We are choosing to opt out of such extended transition period, however, and we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of March 31, 2017, we had a principal balance of $53.1 million under our U.S. Term Loan, none under our U.S. Revolver, $5.5 million under our Canadian Term Loan and none under our Canadian Revolver. See Note 12 — Subsequent Events in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding additions to this facility.
As of December 31, 2016, we had a principal balance of $43.8 million under our U.S. Loan Agreement and $5.6 million under our Canadian Loan Agreement.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, which expose us to foreign exchange rate risk. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euro, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $2.1 million for the three months ended March 31, 2017. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors
The risk factor set forth below replaces the risk factor in our Annual Report on Form 10-K for the year ended December 31, 2016, entitled "Our loan facility contains operating and financial covenants that may restrict our business and financing activities." Other than the risk factor set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Our credit facility contains operating and financial covenants that may restrict our business and financing activities.
On November 15, 2016, we entered into a $90 million credit facility with Wells Fargo Capital Finance. The facility is comprised of a $44.4 million term loan, a $10 million revolving credit facility and a $10 million delayed draw term loan for acquisitions. Additionally, the facility provides for uncommitted increases in the maximum size of the loan facility by an aggregate principal amount of $20 million to further support future acquisitions and an additional $16.7 million of subordinated seller notes for acquisitions. As of March 31, 2017, there was $58.6 million outstanding under the credit facility, $58.6 million of which was outstanding under the term loan portion and none outstanding under the revolving portion of the credit facility. See Note 12 — Subsequent Events in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding our revenue as it relates to Subsequent Events regarding additions to this facility.
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

UPLAND SOFTWARE, INC.
Dated: May 12, 2017	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation, as currently in effect	S-1	333-198574	3.2	October 27, 2014

3.2	Amended and Restated Bylaws, as currently in effect	S-1	333-198574	3.4	October 27, 2014

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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