Form 10-Q
period 2017-06-30
Upland Software, Inc.
filed 2017-08-14
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 4, 2017
Common Stock, $0.0001 par value	20,599,395

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$57,420	$28,758
Accounts receivable (net of allowance of $940 and $658 at June 30, 2017 and December 31, 2016, respectively)	14,278	15,254
Prepaid and other	2,766	3,287
Total current assets	74,464	47,299
Canadian tax credits receivable	1,242	978
Property and equipment, net	3,876	4,356
Intangible assets, net	41,172	28,512
Goodwill	103,778	69,097
Other assets	330	346
Total assets	$224,862	$150,588
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,482	$1,268
Accrued compensation	2,469	2,541
Accrued expenses and other	7,704	5,505
Deferred revenue	29,870	23,552
Due to sellers	6,695	4,642
Current maturities of notes payable (includes unamortized discount of $103 and $329 at June 30, 2017 and December 31, 2016, respectively)	3,666	2,190
Total current liabilities	52,886	39,698
Canadian tax credit liability to sellers	—	361
Notes payable, less current maturities (includes unamortized discount of $307 and $1,113 at June 30, 2017 and December 31, 2016, respectively)	68,593	45,739
Deferred revenue	1,372	247
Noncurrent deferred tax liability, net	3,853	3,404
Other long-term liabilities	1,624	2,126
Total liabilities	128,328	91,575
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 20,599,395 and 17,785,288 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	173,179	124,566
Accumulated other comprehensive loss	(2,819)	(3,152)
Accumulated deficit	(73,828)	(62,403)
Total stockholders’ equity	96,534	59,013
Total liabilities and stockholders’ equity	$224,862	$150,588
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share information)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Subscription and support	$19,407	$16,220	$37,542	$31,461
Perpetual license	1,746	458	2,440	776
Total product revenue	21,153	16,678	39,982	32,237
Professional services	2,128	1,892	4,051	3,915
Total revenue	23,281	18,570	44,033	36,152
Cost of revenue:
Subscription and support	6,676	5,634	12,569	10,860
Professional services	1,327	1,106	2,462	2,730
Total cost of revenue	8,003	6,740	15,031	13,590
Gross profit	15,278	11,830	29,002	22,562
Operating expenses:
Sales and marketing	4,037	2,953	7,258	6,022
Research and development	4,003	4,054	7,480	7,964
Refundable Canadian tax credits	(112)	(116)	(229)	(225)
General and administrative	6,576	4,547	12,480	8,670
Depreciation and amortization	1,299	1,476	2,463	2,948
Acquisition-related expenses	2,278	1,380	5,969	3,808
Total operating expenses	18,081	14,294	35,421	29,187
Loss from operations	(2,803)	(2,464)	(6,419)	(6,625)
Other expense:
Interest expense, net	(1,160)	(662)	(2,095)	(1,223)
Loss on debt extinguishment	(1,634)	—	(1,634)	—
Other expense, net	(18)	(293)	(130)	(1,041)
Total other expense	(2,812)	(955)	(3,859)	(2,264)
Loss before provision for income taxes	(5,615)	(3,419)	(10,278)	(8,889)
Provision for income taxes	(196)	(158)	(1,147)	(261)
Net loss	$(5,811)	$(3,577)	$(11,425)	$(9,150)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.33)	$(0.22)	$(0.66)	$(0.58)
Weighted-average common shares outstanding, basic and diluted	17,778,184	16,269,808	17,374,789	15,851,106
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(5,811)	$(3,577)	$(11,425)	$(9,150)
Foreign currency translation adjustment	255	5	333	481
Comprehensive loss	$(5,556)	$(3,572)	$(11,092)	$(8,669)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(11,425)	$(9,150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,046	5,075
Deferred income taxes	392	102
Foreign currency re-measurement (gain) loss	(182)	(261)
Non-cash interest and other expense	120	129
Non-cash stock compensation expense	5,920	1,564
Loss on disposal of business	—	731
Non-cash loss on retirement of fixed assets	(18)	—
Non-cash loss on debt extinguishment	1,634	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	4,038	1,364
Prepaids and other	846	549
Accounts payable	857	(1,509)
Accrued expenses and other liabilities	(462)	258
Deferred revenue	(1,024)	2,095
Net cash provided by operating activities	5,742	947
Investing activities
Purchase of property and equipment	(375)	(851)
Purchase of customer relationships	(55)	(408)
Purchase business combinations, net of cash acquired	(37,041)	(11,844)
Net cash used in investing activities	(37,471)	(13,103)
Financing activities
Payments on capital leases	(745)	(908)
Proceeds from notes payable, net of issuance costs	33,308	14,987
Payments on notes payable	(10,725)	(1,122)
Issuance of common stock, net of issuance costs	42,701	113
Additional consideration paid to sellers of businesses	(4,338)	(1,484)
Net cash provided by financing activities	60,201	11,586
Effect of exchange rate fluctuations on cash	190	284
Change in cash and cash equivalents	28,662	(286)
Cash and cash equivalents, beginning of period	28,758	18,473
Cash and cash equivalents, end of period	$57,420	$18,187
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,984	$1,093
Cash paid for taxes	$1,172	$249
Noncash investing and financing activities:
Equipment acquired pursuant to capital lease obligations	$165	$340
Issuance of common stock in business combination	$—	$5,700
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other period.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues in the three months ended June 30, 2017 or June 30, 2016 or for the year ended December 31, 2016, or more than 10% of accounts receivable as of June 30, 2017 or December 31, 2016.
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

Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 (Topic 606), Revenue from Contracts with Customers. This ASU amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company will adopt this ASU on January 1, 2018, and we expect to use the modified retrospective application method.  The Company is continuing to evaluate each of its revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition under the new standard. The Company has determined that sales commission accounting under the new standard will be significantly different than the Company's current policy (to recognize the expense as incurred). The new standard will result in these types of costs being capitalized and amortized ratably related to new revenue contracts as well as certain historical contracts under which revenue is yet to recognized at the time of adoption.
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
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which revises the definition of a business and assists in the evaluation of when a set of transferred assets and activities is a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017, and should be applied prospectively. Early adoption is permitted under certain circumstances.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment awarded require an entity to apply modification accounting. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in ASU 2017-09 are to be applied prospectively to an award modified on or after the adoption date; consequently, the impact will be dependent on whether we modify any share-based payment awards and the nature of such modifications. The adoption of this standard is not expected to have a material impact on our financial statements.

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
2. Acquisitions
2017 Acquisitions
On January 10, 2017, the Company completed its purchase of Omtool, Ltd, a document capture, fax and workflow solution company. The purchase price consideration paid was approximately $19.3 million in cash payable at closing (net of approximately $3.0 million of cash acquired). Revenues recorded since the acquisition date through June 30, 2017 were approximately $5.4 million.
On April 21, 2017, the Company acquired RightAnswers, Inc., a cloud-based knowledge management system. The purchase price was $17.4 million, in cash at closing, net of cash acquired, and a $2.5 million cash holdback payable in one year (a portion of which is available to satisfy indemnification claims) and excludes potential future earn-out payments tied to additional performance-based goals. Revenues recorded since the acquisition date through June 30, 2017 were approximately $1.3 million.
See Note 12 — Subsequent Events for more information regarding the acquisition of Waterfall International Inc. in July 2017.
2016 Acquisitions
On January 7, 2016, the Company completed its purchase of LeadLander, Inc., a website analytics provider. The purchase price consideration paid was approximately $8.0 million in cash payable at closing (net of approximately $0.4 million of cash acquired) and a $1.2 million cash holdback payable in 12 months (subject to indemnification claims), which was fully paid after December 31, 2016. In addition, the Asset Purchase Agreement included a contingent share consideration component pursuant to which the Company issued an aggregate of $2.4 million in common stock on July 25, 2016.
On March 14, 2016, the Company completed its purchase of HipCricket, Inc., a cloud-based mobile messaging software provider. The consideration paid to the seller consisted of the issuance of one million shares of the Company's common stock and the transfer of the Company's EPM Live product business. The value of the shares on the closing date of the transaction was approximately $5.7 million and the fair value of the EPM Live product business was approximately $5.9 million. The Company recognized a loss on the transfer in conjunction with the EPM Live net asset value of approximately $0.7 million in other expenses, net. Prior to the transaction, HipCricket was owned by an affiliate of ESW Capital, LLC, which is a shareholder of the Company. Raymond James & Co. provided a fairness opinion to the Company in connection with the transaction.
On April 27, 2016, the Company acquired Advanced Processing & Imaging, Inc. ("API"), a content management platform driving workflow in governments and schools. The purchase price consideration consisted of $4.1 million in cash payable at closing (net of $0.1 million of cash acquired), and a $0.8 million cash holdback payable in 12 months (subject to indemnification claims).

The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions in 2016 and through the six months ended June 30, 2017 (and excludes the acquisition of Waterfall International Inc. See Note 12 — Subsequent Events for more information regarding the acquisition of Waterfall International Inc. in July 2017), as well as assets and liabilities (in thousands):

	Preliminary		Finalized
	RightAnswers	Omtool	API	HipCricket	LeadLander
Year Acquired	2017	2017	2016	2016	2016

Cash	$139	$2,957	$125	$—	$365
Accounts receivable	2,164	784	821	1,226	199
Other current assets	94	405	54	273	55
Property and equipment	158	63	68	—	5
Customer relationships	5,700	4,390	1,420	1,000	970
Trade name	200	170	40	70	70
Technology	2,600	3,180	810	900	1,410
Goodwill	20,238	14,003	3,420	8,531	13,104
Other assets	—	33	89	—	6
Total assets acquired	31,293	25,985	6,847	12,000	16,184

Accounts payable	(138)	(219)	(11)	(44)	—
Accrued expense and other	(1,317)	(934)	(137)	—	(254)
Deferred revenue	(5,540)	(2,618)	(1,699)	(356)	(910)
Total liabilities assumed	(6,995)	(3,771)	(1,847)	(400)	(1,164)

Total consideration	$24,298	$22,214	$5,000	$11,600	$15,020
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
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocations for the 2017 acquisitions of Omtool and RightAnswers are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. The purchase price allocations for the 2016 acquisitions of Leadlander, HipCricket, and API are final. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to close its purchase price allocations for Omtool and RightAnswers during the latter half of 2017.
The goodwill of $59.3 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes is $4.9 million for the LeadLander acquisition and $8.2 million for HipCricket. There was no goodwill deductible for tax purposes for the Omtool and RightAnswers acquisitions.

3. Fair Value Measurements
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. GAAP sets forth a three–tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are Level 1, defined as observable inputs, such as quoted market prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, which therefore requires an entity to develop its own assumptions.
Changes to the fair value of earnout liabilities are recorded to other expense, net. Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$2,500	$2,500

	Fair Value Measurements at June 30, 2017
	(unaudited)
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$4,000	$4,000
The earnout consideration liability consists of amounts associated with the acquisitions of LeadLander in January 2016 and RightAnswers in April 2017. The LeadLander $2.5 million Level 3 earnout consideration liability was settled in March 2017, and the RightAnswers $4.0 million Level 3 earnout consideration liability was added during the six months ended June 30, 2017.
The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (in thousands):

Ending balance at December 31, 2016	$2,500
Additions - cash earnouts	4,000
Settlements - cash earnouts	(2,500)
Ending balance at June 30, 2017	$4,000
The fair value of the earnout consideration was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration.
Debt
The Company believes the carrying value of its long-term debt at June 30, 2017 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.
The estimated fair value and carrying value of the Company's debt at June 30, 2017 and December 31, 2016 is $72.7 million and $49.4 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the six months ended June 30, 2017 are summarized in the table below (in thousands):

Balance at December 31, 2016	$69,097
Acquired in business combinations	34,258
Foreign currency translation adjustment	423
Balance at June 30, 2017	$103,778
Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2017:
Customer relationships	1-10	$43,102	$14,560	$28,542
Trade name	1.5-3	3,014	2,676	338
Developed technology	4-7	21,091	8,799	12,292
Total intangible assets		$67,207	$26,035	$41,172

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2016:
Customer relationships	1-10	$32,703	$12,418	$20,285
Trade name	1.5-3	2,636	2,462	174
Developed technology	4-7	15,228	7,175	8,053
Total intangible assets		$50,567	$22,055	$28,512
The following table summarizes the Company's weighted-average amortization period, in total and by major finite-lived intangible asset class (in years):

	June 30, 2017	December 31, 2016
Customer relationships	9.4	9.3
Trade name	0.5	2.8
Developed technology	6.2	6.3
Total weighted-average amortization period	8.0	8.0
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. There have been no indicators of impairment or change in the useful life during the three and six months ended June 30, 2017 and June 30, 2016, respectively. Total amortization expense during the six months ended June 30, 2017 and June 30, 2016 was $3.8 million in both periods.

Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2017	$4,108
2018	7,852
2019	6,870
2020	5,900
2021	5,504
2022 and thereafter	10,938
Total	$41,172
5. Income Taxes
The Company’s income tax provision for the three and six months ended June 30, 2017 and June 30, 2016 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year. The tax provision for the three and six months ended June 30, 2017 and June 30, 2016 is primarily related to foreign income taxes associated with our Canadian operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, alternative minimum tax and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at June 30, 2017 and June 30, 2016, respectively.
The Company has reflected any uncertain tax positions within its current taxes payable, but none in deferred taxes. Federal, state, and foreign income tax returns have been filed in jurisdictions with varying statutes of limitations. Varying among the separate companies, tax years 1998 through 2016 remain subject to examination by federal and most state tax authorities due to our net operating loss carryforwards. In foreign jurisdictions, tax years 2008 through 2016 remain subject to examination. The Company increased both its net operating loss deferred tax asset and its valuation allowance by $152,000 upon adoption of ASU No. 2016-09 relating to certain tax deductions associated with stock option transactions greater than the stock-related compensation expense for financial statement purposes.
6. Debt
Long-term debt consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Senior secured loans (includes unamortized discount of $410 and $1,442 based on an imputed interest rate of 6.2% and 6.6%, at June 30, 2017 and December 31, 2016, respectively)	$72,259	$47,929
Less current maturities	(3,666)	(2,190)
Total long-term debt	$68,593	$45,739
Loan and Security Agreements
Fifth Amendment to Credit Facility
Subsequent to June 30, 2017, the Company materially amended and expanded its Credit Agreement (the

“Credit Facility”) on August 2, 2017. The Company entered into the Credit Facility with Wells Fargo Capital Finance and CIT Bank, N.A. as joint lead arrangers, and including Goldman Sachs, Bank USA, Regions Bank, and Citizens Bank, N.A., with a Fifth Amendment to Credit Agreement (the “Fifth Amendment”) that amends that certain Credit Facility dated as of May 14, 2015 among inter alia the Company, certain of its subsidiaries, and each of the lenders named in the Credit Facility.
The Credit Facility now provides for a $200.0 million credit facility, including a $95.0 million outstanding term loan, a $40.0 million delayed draw term loan commitment, a $10.0 million revolving loan commitment, and a $55.0 million uncommitted accordion.
Specifically, the Amendment provides for, among other things, (i) the expansion of the Company’s delayed draw term facility from $10.0 million to $40.0 million, (ii) an increase in the Company’s uncommitted accordion amount from $20.0 million to $55.0 million, (iii) reduces principal installments to 2.5% per annum on or before June 30, 2019 with the existing 5.0% per annum due thereafter until the facility’s maturity date of August 2, 2022, (iv) favorable adjustment of leverage ratio to exclude excess of $2.5 million and up to $15 million in qualified cash from such calculation, and (v) an increase in the maximum amount of purchase consideration payable in respect of an individual permitted acquisition from $20.0 million to $25.0 million and in respect of all permitted acquisitions from $75.0 million to $175.0 million. The information below does not reflect this subsequent event.
See Note 12 — Subsequent Events for more information regarding the Fifth Amendment to the Credit Facility, a July 2017 expansion of this credit facility, which increased the total borrowing capacity from $90.0 million to $200.0 million to pursue additional potential acquisitions.
Loans
Fourth Amendment to Credit Facility
On April 21, 2017, the Company amended its $90.0 million Credit Facility among inter alia the Company, certain of its domestic and Canadian subsidiaries, and each of the lenders party thereto, which was subsequently amended by the Fifth Amendment (the "Fourth Amendment"). After giving effect to the Fourth Amendment, the Company borrowed an additional term loan of $15.0 million million (in conjunction with the acquisition of RightAnswers), which was previously part of the uncommitted accordion feature of the Credit Facility.
The superseded Fourth Amendment provides for $73.6 million of term debt comprised of (i) a fully drawn U.S. term loan facility in an aggregate principal amount of $53.1 million (the “U.S. Term Loan”), (ii) a fully drawn Canadian term loan facility in an aggregate principal amount of $5.5 million (the “Canadian Term Loan” and (iii) an additional $15.0 million term loan from the accordion feature, and, together with the U.S. and Canadian Term Loans, the “Term Loans”). In addition, the Credit Facility also provides for fully available revolvers of $10.0 million, comprised of (i) a U.S. revolving credit facility in an aggregate principal amount of up to $9.0 million (the “U.S. Revolver”), (ii) a Canadian revolving credit facility in an aggregate principal amount of up to $1.0 million (the “Canadian Revolver” and, together with the U.S. Revolver, the “Revolver”).
The superseded Fourth Amendment also includes provisions for optional, uncommitted increases in the maximum size of the loan facility available under the Credit Facility by an aggregate principal amount of $20.0 million upon the satisfaction of the terms and conditions set forth in the Credit Facility, of which $15.0 million was utilized as described above.
The superseded Fourth Amendment also provides for, among other things, (i) a maturity date of November 15, 2021 (the "Maturity Date"), (ii) a maximum amount of permitted stock repurchases of $8.3 million, and (iii) a maximum amount of seller subordinated indebtedness permitted to be incurred in connection with permitted acquisitions of $16.7 million.
As of June 30, 2017, there were no amounts drawn on its U.S. or Canadian revolving loans outstanding under the Credit Facility, and there was $72.7 million outstanding on term loans comprised of (i) $67.3 million in U.S. term loans outstanding under the Credit Facility; and (ii) $5.4 million in Canadian term loans outstanding under the Credit Facility.
Terms of Revolver
Under the terms of the superseded Fourth Amendment, loans under the Revolver are available up to the lesser of (i) $10.0 million (the “Maximum Revolver Amount”) or (ii) the result of (a) 100% multiplied by (subject to step-downs beginning December 31, 2016) of certain subsidiaries' recurring revenues on a trailing twelve month basis, minus (b) the outstanding balance of the Term Loans and other uses of the capacity made under the Credit

Facility (such amount, the “Credit Amount”). The Revolver provides a subfacility whereby Borrowers may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $0.5 million and $0.25 million, from the U.S & Canadian facilities, respectively. The aggregate amount of outstanding Letters of Credit are reserved against the credit availability under the Maximum Revolver Amount and the Credit Amount.
Under the terms of the superseded Fourth Amendment, loans under the Revolver may be borrowed, repaid and reborrowed until November 15, 2021 (the “Maturity Date”), at which time all amounts borrowed under the Credit Facility must be repaid.
Terms of Term Loans
Under the terms of the superseded Fourth Amendment, the Term Loans are repayable, on a quarterly basis beginning December 31, 2016, by an amount equal to 5.0% per annum of the original principal amount of such loan. Any amount remaining unpaid is due and payable in full on the Maturity Date.
Terms of Delay Draw Term Loan
Under the terms of the superseded Fourth Amendment, pursuant to the terms of the Credit Facility, the DDTL is to be used to finance acquisitions, and was drawn in full in January, 2017 to finance the acquisition of Omtool. The DDTL is repayable, on a quarterly basis, by an amount equal to 5.0% per annum of the original funded amount of the DDTL. Any amount remaining unpaid would be due and payable in full on the Maturity Date.
Other Terms of Credit Facility
Under the terms of the superseded Fourth Amendment, at the option of the Company, U.S. loans accrue interest at a per annum rate based on (i) the U.S. base rate plus a margin ranging from 3.0% to 4.0% depending on the leverage ratio or (ii) the U.S. LIBOR rate determined in accordance with the Credit Facility (based on 1, 2, 3 or 6-month interest periods) plus a margin ranging from 4.0% to 5.0% depending on the leverage ratio. The U.S. base rate is a rate equal to the highest of (i) the federal funds rate plus a margin equal to 0.5%, the U.S. LIBOR rate for a 1-month interest period plus 1.0%, and (ii) Wells Fargo Capital Finance’s prime rate.
Under the terms of the superseded Fourth Amendment, at the option of the Company, the Canadian loans accrue interest at a per annum rate based on (i) the Canadian prime rate or the U.S. base rate plus a margin ranging from 3.0% to 4.0% depending on the leverage ratio or (ii) the U.S. LIBOR rate determined in accordance with the Credit Facility (based on 1, 2, 3 or 6-month interest periods) (or the Canadian Bankers Acceptance ("Canadian BA") rate determined in accordance with the Credit Facility for obligations in Canadian dollars) plus a margin ranging from 4.0% to 5.0% depending on the leverage ratio.
Under the terms of the superseded Fourth Amendment, accrued interest on the loans will be paid monthly, or, with respect to loans that are accruing interest based on the U.S. LIBOR rate or Canadian BA rate, at the end of the applicable U.S. LIBOR or Canadian BA interest rate period.
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
Under the terms of the superseded Fourth Amendment, there are certain financial covenants that became more restrictive starting March 31, 2017. If an event of default occurs, at the election of the Lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate.
Under the terms of the superseded Fourth Amendment, the Loan Facility limits the Company's ability to buyback its capital stock, subject to restrictions including a minimum liquidity requirement of $20.0 million before and after any such buyback.
Termination of Prior Credit Facility
In conjunction with the Fourth Amendment to the Credit Facility on April 21, 2017, the borrowing of $15.0 million from the previously uncommitted accordion feature of the Credit Facility triggered debt extinguishment accounting under ASC 470, Debt. As a result, the Company was required to write off debt issuance cost of $1.6 million as Loss on debt extinguishment, which included unamortized debt discount of $1.1 million and $0.5 million of lender fees related directly to the new debt.
Interest Rate and Debt Discount
Cash interest costs averaged 6.0% and 5.7% under the Credit Facility for the three months ended June 30, 2017 and for the year ended December 31, 2016, respectively. In addition, the Company has $0.4 million of unamortized Debt Discount associated with the Credit Facility as of June 30, 2017. These Debt Discount costs will be amortized to non-cash interest expense over the term of the Credit Facility.
Debt Maturities
Under the terms of the superseded Fourth Amendment, future debt maturities of long-term debt (excluding financing costs) at June 30, 2017 are as follows (in thousands):

Year ending December 31:
Remaining 2017	$1,884
2018	3,769
2019	3,769
2020	3,769
2021	59,478
Thereafter	—
$72,669

7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net Loss	$(5,811)	$(3,577)	$(11,425)	$(9,150)
Denominator:
Weighted–average common shares outstanding, basic and diluted	17,778,184	16,269,808	17,374,789	15,851,106
Net loss per common share, basic and diluted	$(0.33)	$(0.22)	$(0.66)	$(0.58)
Due to the net losses for the three and six months ended June 30, 2017 and June 30, 2016, respectively, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents (which does not include 318,302 common shares issued July 25, 2016 in conjunction with the acquisition of Leadlander, as a result of the achievement of certain revenue targets):

	June 30,
	2017	2016
Stock options	692,097	686,667
Restricted stock	1,274,088	981,175
Total anti–dilutive common share equivalents	1,966,185	1,667,842
8. Commitments and Contingencies
Purchase Commitments
During the six months ended June 30, 2017 and June 30, 2016, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC, in the amount of $1.2 million in both periods, respectively. See Note 11 — Related Party Transactions for more information regarding our purchase commitment to this related party.
On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement with DevFactory FZ-LLC to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017.
See Note 12 — Subsequent Events for more information regarding the July 2017 entry into a $5.0 million, four-year commitment cloud hosting agreement with Amazon Web Services.
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. At this time, the Company is not involved in any current or pending legal proceedings and does not anticipate any legal proceedings that may have a material adverse affect on the consolidated financial position or results of operations of the Company.

9. Stockholders' Equity
On May 12, 2017, the Company filed a registration statement on Form S-3 (File No. 333-217977) (the "S-3"), to register Upland securities in an aggregate amount of up to $75.0 million for offerings from time to time. The S-3 was amended on May 22, 2017 and declared effective on May 26, 2017. On June 6, 2017, the Company completed a registered underwritten public offering pursuant to the S-3. The net proceeds of the offering was approximately $42.7 million, net of issuance costs, in exchange for 2,139,534 shares of common stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for more information related to the public underwritten offering.
As of June 30, 2017, the Company may issue up to approximately $29.0 million of securities under the remaining capacity of its S-3 shelf registration.
Restricted Stock Awards
Restricted share activity during the six months ended June 30, 2017 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2016	839,477	$7.55
Awards granted	666,853
Awards vested	(212,241)
Awards forfeited	(20,001)
Unvested balances at June 30, 2017	1,274,088	$11.22
Stock Option Activity
Stock option activity during the six months ended June 30, 2017 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2016	759,719	$6.06
Options granted	—	$—
Options exercised	(64,374)	$4.63
Options forfeited	(3,154)	$6.21
Options expired	(94)	$6.26
Outstanding at June 30, 2017	692,097	$6.20

Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$113	$8	$131	$15
Research and development	282	28	341	42
Sales and marketing	54	32	77	45
General and administrative	3,167	802	5,371	1,462
Total	$3,616	$870	$5,920	$1,564
10. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
U.S.	$18,016	$15,733	$35,624	$30,163
Canada	1,234	1,011	2,080	2,013
Other International	4,031	1,826	6,329	3,976
Total Revenues	$23,281	$18,570	$44,033	$36,152

11. Related Party Transactions
During the six months ended June 30, 2017 and June 30, 2016, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC, in the amount of $1.2 million in both periods, respectively. On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017. The Company has an outstanding purchase commitment in 2017 for software development services pursuant to a technology services agreement in the amount of $2.5 million. For years after 2017, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2017 total revenues increase by 10% as compared to 2016 total revenues, then the 2018 purchase commitment will increase by approximately $250,000 from the 2017 purchase commitment amount to approximately $2.8 million.
The Company purchased approximately $1.5 million and $0.6 million in services from Crossover, Inc. during the six months ended June 30, 2017 and June 30, 2016, respectively. While there are no purchase commitments with this company, the Company continues to use their services in 2017.
The Company has an arrangement with a former subsidiary to provide management, human resource, payroll and administrative services, the Company received fees during the six months ended June 30, 2017 and June 30, 2016 totaling $180,000 in each period.

12. Subsequent Events
Acquisitions
On July 13, 2017, the Company acquired Waterfall International Inc. (“Waterfall”), a cloud-based mobile messaging platform. The purchase price consideration paid was approximately $24.4 million in cash at closing, net of cash acquired, and a $1.5 million cash holdback payable in 18 months (subject to indemnification claims). The foregoing excludes additional potential earnout payments tied to performance-based conditions.
Fifth Amendment of Credit Facility
On August 2, 2017, the Company entered into a credit facility with Wells Fargo Capital Finance and CIT Bank, N.A. as joint lead arrangers, and including Goldman Sachs, Bank USA, Regions Bank, and Citizens Bank, N.A., with a Fifth Amendment to Credit Agreement (the “Fifth Amendment”) that amends that certain Credit Agreement dated as of May 14, 2015 (the “Credit Facility”) among inter alia the Company, certain of its subsidiaries, and each of the lenders named in the Credit Facility.
The Credit Facility now provides for a $200.0 million credit facility, including a $95.0 million outstanding term loan, a $40.0 million delayed draw term loan commitment, a $10.0 million revolving loan commitment, and a $55.0 million uncommitted accordion.
Specifically, the Fifth Amendment provides for, among other things, (i) the expansion of the Company’s delayed draw term facility from $10.0 million to $40.0 million, (ii) an increase in the Company’s uncommitted accordion amount from $20.0 million to $55.0 million, (iii) reduces principal installments to 2.5% per annum on or before June 30, 2019 with the existing 5.0% per annum due thereafter until the facility’s maturity date of August 2, 2022, (iv) favorable adjustment of leverage ratio to exclude excess of $2.5 million and up to $15.0 million in qualified cash from such calculation, and (v) an increase in the maximum amount of purchase consideration payable in respect of an individual permitted acquisition from $20.0 million to $25.0 million and in respect of all permitted acquisitions from $75.0 million to $175.0 million.
Cloud Hosting Agreement
On July 28, 2017, the Company entered into a four-year, $5.0 million agreement with Amazon Web Services to support its cloud infrastructure in conjunction with the consolidation and elimination of a substantial portion of its physical cloud infrastructure maintained in various data centers around the United States, Canada and the UK.

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
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in three product categories (Project & IT Management, Workflow Automation, and Digital Engagement), each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in 2012 to $74.8 million in 2016 (and to $44.0 million for the six months ended June 30, 2017), representing a 228% period-over-period growth rate. See Note 10 — Domestic and Foreign

Operations in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. We will prioritize acquisitions within the product categories we currently participate in, including Project & IT Management, Workflow Automation, and Digital Engagement. Consistent with our growth strategy, we have made fourteen acquisitions since February, 2012 through June 30, 2017, excluding an additional acquisition in July 2017.
See Note 12 — Subsequent Events in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding events occurring after June 30, 2017, including the acquisition of Waterfall International, Inc. on July 13, 2017.

Key Metrics
In addition to the GAAP financial measures described below in “—Components of Operating Results,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions.
Adjusted EBITDA
We monitor our Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), calculated in accordance with GAAP, plus depreciation and amortization expense, interest expense, net, loss on debt extinguishment, other expense (income), net, provision for income taxes, stock-based compensation expense, acquisition-related expenses, non-recurring litigation costs, and purchase accounting adjustments for deferred revenue.
The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Reconciliation of Net loss to Adjusted EBITDA:
Net Loss	$(5,811)	$(3,577)	$(11,425)	$(9,150)
Add:
Depreciation and amortization expense	2,648	2,560	5,046	5,075
Interest expense, net	1,160	662	2,095	1,223
Loss on debt extinguishment	1,634	—	1,634	—
Other expense, net	18	293	130	1,041
Provision for income taxes	196	158	1,147	261
Stock-based compensation expense	3,616	870	5,920	1,564
Acquisition-related expense	2,278	1,380	5,969	3,808
Nonrecurring litigation expense	—	13	—	25
Purchase accounting deferred revenue discount	1,059	417	1,738	932
Adjusted EBITDA	$6,798	$2,776	$12,254	$4,779

Weighted average ordinary shares outstanding - basic	17,778,184	16,269,808	17,374,789	15,851,106
Weighted average ordinary shares outstanding - diluted	19,072,485	16,623,849	18,414,616	16,164,234
Adjusted EBITDA per share - basic	$0.38	$0.17	$0.71	$0.30
Adjusted EBITDA per share - diluted	$0.36	$0.17	$0.67	$0.30

Total revenue- plus purchase accounting deferred revenue discount	$24,340	$18,987	$45,771	$37,084
Adjusted EBITDA margin (using Total revenue plus purchase accounting deferred revenue discount)	28%	15%	27%	13%
Total revenue	$23,281	$18,570	$44,033	$36,152
Adjusted EBITDA margin	29%	15%	28%	13%
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

Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. The use of Adjusted EBITDA has limitations, including:

•
Depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future. Adjusted EBITDA does not reflect cash requirements for such replacements; however, much of the depreciation and amortization currently reflected relates to amortization of acquired intangible assets as a result of business combination purchase accounting adjustments, which will not need to be replaced in the future;

•	Adjusted EBITDA may not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;

•	Adjusted EBITDA does not reflect the revenue discount required by purchase accounting that could reduce cash available for use;

•	Adjusted EBITDA does not reflect interest, loss on debt extinguishment or tax payments that could reduce cash available for use; and,

•	Other companies, including companies in our industry, might calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as comparative measures.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$19,407	83%	$16,220	87%	$37,542	85%	$31,461	87%
Perpetual license	1,746	7%	458	2%	2,440	6%	776	2%
Total product revenue	21,153	90%	16,678	89%	39,982	91%	32,237	89%
Professional services	2,128	10%	1,892	11%	4,051	9%	3,915	11%
Total revenue	23,281	100%	18,570	100%	44,033	100%	36,152	100%
Cost of revenue:
Subscription and support (1)(3)	6,676	29%	5,634	30%	12,569	29%	10,860	30%
Professional services (1)	1,327	5%	1,106	6%	2,462	5%	2,730	8%
Total cost of revenue	8,003	34%	6,740	36%	15,031	34%	13,590	38%
Gross profit	15,278	66%	11,830	64%	29,002	66%	22,562	62%
Operating expenses:
Sales and marketing (1)	4,037	17%	2,953	16%	7,258	16%	6,022	17%
Research and development (1)	4,003	17%	4,054	22%	7,480	17%	7,964	22%
Refundable Canadian tax credits	(112)	—%	(116)	(1)%	(229)	(1)%	(225)	(1)%
General and administrative (1)(2)	6,576	28%	4,547	24%	12,480	28%	8,670	24%
Depreciation and amortization	1,299	6%	1,476	8%	2,463	6%	2,948	8%
Acquisition-related expenses	2,278	10%	1,380	8%	5,969	14%	3,808	11%
Total operating expenses	18,081	78%	14,294	77%	35,421	80%	29,187	81%
Loss from operations	(2,803)	(12)%	(2,464)	(13)%	(6,419)	(14)%	(6,625)	(19)%
Other Expense:
Interest expense, net	(1,160)	(5)%	(662)	(4)%	(2,095)	(5)%	(1,223)	(3)%
Loss on debt extinguishment	(1,634)	(7)%	—	—%	(1,634)	(4)%	—	—%
Other expense, net	(18)	—%	(293)	(1)%	(130)	(4)%	(1,041)	(3)%
Total other expense	(2,812)	(12)%	(955)	(5)%	(3,859)	(9)%	(2,264)	(6)%
Loss before provision for income taxes	(5,615)	(24)%	(3,419)	(18)%	(10,278)	(23)%	(8,889)	(25)%
Provision for income taxes	(196)	(1)%	(158)	(1)%	(1,147)	(3)%	(261)	—%
Net loss	$(5,811)	(25)%	$(3,577)	(19)%	$(11,425)	(26)%	$(9,150)	(25)%
Loss per common share, basic and diluted	$(0.33)		$(0.22)		$(0.66)		$(0.58)
Weighted-average common shares outstanding, basic and diluted	17,778,184		16,269,808		17,374,789		15,851,106

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 9 — Stockholders' Equity.
(2) Includes General and administrative stock-based compensation of $3,167 and $802 for the three months and $5,371 and $1,462 for the six months ended June 30, 2017 and June 30, 2016, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues is 15% and 20% for the three months and 16% and 20% for the six months ended June 30, 2017 and June 30, 2016, respectively.

(3) Includes depreciation and amortization of $1,349 and $1,084 for the three months ended June 30, 2017 and 2016, respectively, and $2,583 and $2,127 for the six months ended June 30, 2017 and 2016, respectively.

Comparison of the Three and Six Months Ended June 30, 2017 and June 30, 2016
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$19,407	$16,220	20%	$37,542	$31,461	19%
Perpetual license	1,746	458	281%	2,440	776	214%
Total product revenue	21,153	16,678	27%	39,982	32,237	24%
Professional services	2,128	1,892	12%	4,051	3,915	3%
Total revenue	$23,281	$18,570	25%	$44,033	$36,152	22%

Percentage of revenue:
Subscription and support	83%	87%		85%	87%
Perpetual license	7%	2%		6%	2%
Total product revenue	90%	89%		91%	89%
Professional services	10%	11%		9%	11%
Total revenue	100%	100%		100%	100%
For the Three Months Ended June 30, 2017
Total revenue was $23.3 million in the three months ended June 30, 2017, compared to $18.6 million in the three months ended June 30, 2016, an increase of $4.7 million, or 25%. The acquisitions closed after March 31, 2016 contributed an increase of $4.9 million after the reduction of $1.1 million purchase accounting deferred revenue discount. Therefore, total revenue for the organic business decreased by $0.2 million, or 1%.
Subscription and support revenue was $19.4 million in the three months ended June 30, 2017, compared to $16.2 million in the three months ended June 30, 2016, an increase of $3.2 million, or 20%. The acquisitions closed after March 31, 2016 contributed to an increase in subscription and support revenue of $3.1 million after the reduction of $1.1 million purchase accounting deferred revenue discount. Therefore, subscription and support revenue for the organic business increased by $0.1 million, or 1%.
Perpetual license revenue was $1.7 million in the three months ended June 30, 2017, as compared to $0.5 million in the three months ended June 30, 2016, an increase of $1.3 million, or 281%. The acquisitions closed after March 31, 2016 contributed an increase of $1.5 million. Therefore, perpetual license revenue for the organic business decreased by $0.2 million, or 51%.
Professional services revenue was $2.1 million in the three months ended June 30, 2017, compared to $1.9 million in the three months ended June 30, 2016, an increase of $0.2 million, or 12%. The acquisitions closed after March 31, 2016 contributed a $0.3 million increase. Therefore, professional services revenue for the organic business decreased by $0.1 million, or 4%.
For the Six Months Ended June 30, 2017
Total revenue was $44.0 million in the six months ended June 30, 2017, compared to $36.2 million in the six months ended June 30, 2016, an increase of $7.9 million, or 22%. The 2017 and 2016 acquisitions contributed an increase of $8.1 million, after the reduction of $1.7 million in purchase accounting deferred revenue discount. The divestiture of the EPM Live product line in March 2016 decreased total revenue $0.8 million. Therefore, total revenue for the organic business increased by $0.6 million, or 2%.

Subscription and support revenue was $37.5 million in the six months ended June 30, 2017, compared to $31.5 million in the six months ended June 30, 2016, an increase of $6.1 million, or 19%. The 2017 and 2016 acquisitions contributed an increase of $5.8 million after the reduction of $1.7 million in purchase accounting deferred revenue discount. The divestiture of the EPM Live product line decreased subscription and support revenue by $0.5 million. Therefore, subscription and support revenue for the organic business increased by $0.8 million, or 3%.
Perpetual license revenue was $2.4 million in the six months ended June 30, 2017, as compared to $0.8 million in the six months ended June 30, 2016, an increase of $1.7 million, or 214%. The 2017 and 2016 acquisitions increased perpetual license revenue by $1.9 million and the divestiture of the EPM Live product line had minimal impact on perpetual license revenue. Therefore, perpetual license revenue for the organic business decreased by $0.2 million, or 29%.
Professional services revenue was $4.1 million in the six months ended June 30, 2017, compared to $3.9 million in the six months ended June 30, 2016, an increase of $0.1 million, or 3%. The 2017 and 2016 acquisitions increased professional services revenue by $0.4 million. The divestiture of the EPM Live product line decreased professional services revenue by $0.3 million. Therefore, professional services revenue for the organic business was flat.
Cost of Revenue and Gross Profit Percentage

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$6,676	$5,634	18%	$12,569	$10,860	16%
Professional services	1,327	1,106	20%	2,462	2,730	(10)%
Total cost of revenue	8,003	6,740	19%	15,031	13,590	11%
Gross profit	$15,278	$11,830	29%	$29,002	$22,562	29%

Percentage of total revenue:
Subscription and support (1)	29%	30%		29%	30%
Professional services	5%	6%		5%	8%
Total cost of revenue	34%	36%		34%	38%
Gross profit	66%	64%		66%	62%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$570	$466		$1,019	$911
Amortization	$779	$618		$1,564	$1,216
For the Three Months Ended June 30, 2017
Cost of subscription and support revenue was $6.7 million in the three months ended June 30, 2017, compared to $5.6 million in the three months ended June 30, 2016, an increase of $1.0 million, or 18%. The acquisitions closed after March 31, 2016 contributed an increase to cost of subscription and support revenue of $0.6 million, which consisted primarily of personnel costs and amortization of intangible assets. Therefore, cost of subscription and support revenue for the organic portion of our business increased by $0.4 million, primarily related to increased mobile messaging volume and charges taken for closure and consolidation of our data-center contracts as we migrate our cloud infrastructure to Amazon Web Services (AWS).
Cost of professional services revenue was $1.3 million in the three months ended June 30, 2017, compared to $1.1 million in the three months ended June 30, 2016, an increase of $0.2 million, or 20%. The acquisitions closed after March 31, 2016 contributed an increase to cost of professional services revenue of $0.3 million, which consisted primarily of personnel and related costs. Therefore, cost of professional services revenue for the organic portion of our business declined by $0.1 million primarily related to personnel costs.

For the Six Months Ended June 30, 2017
Cost of subscription and support revenue was $12.6 million in the six months ended June 30, 2017, compared to $10.9 million in the six months ended June 30, 2017, an increase of $1.7 million, or 16%. The 2017 and 2016 acquisitions contributed an increase to cost of subscription and support revenue of $1.2 million, which consisted primarily of personnel costs and amortization of intangible assets. The divestiture of the EPM Live product line decreased costs of subscription and support revenue by $0.3 million primarily consisting of personnel costs and cost of third party software and equipment. Therefore, cost of subscription and support revenue for the organic portion of our business increased by $0.8 million, primarily related to increased mobile messaging volume and charges taken for closure and consolidation of our data-center contracts as we migrate our cloud infrastructure to Amazon Web Services (AWS).
Cost of professional services revenue was $2.5 million in the six months ended June 30, 2017, compared to $2.7 million in the six months ended June 30, 2016, a decrease of $0.3 million, or 10%. The 2017 and 2016 acquisitions contributed an increase in cost of professional services revenue of $0.4 million primarily due to personnel costs. The divestiture of the EPM Live product line decreased costs of professional services by $0.3 million consisting of personnel costs. Therefore, cost of professional services revenue for the organic portion of our business declined by $0.4 million and consisted primarily of personnel costs.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Sales and marketing	$4,037	$2,953	37%	$7,258	$6,022	21%
Percentage of total revenue	17%	16%		16%	17%
For the Three Months Ended June 30, 2017
Sales and marketing expense was $4.0 million in the three months ended June 30, 2017, compared to $3.0 million in the three months ended June 30, 2016, an increase of $1.0 million, or 37%. The acquisitions closed after March 31, 2016 contributed $0.9 million of increased sales and marketing cost, primarily consisting of personnel costs and sales commissions. Therefore, sales and marketing expense for the organic portion of our business increased by $0.1 million and consisted primarily of increased personnel costs.
For the Six Months Ended June 30, 2017
Sales and marketing expense was $7.3 million in the six months ended June 30, 2017, compared to $6.0 million in the six months ended June 30, 2016, an increase of $1.2 million, or 21%. The 2017 and 2016 acquisitions contributed $1.4 million of increased sales and marketing cost, primarily consisting of personnel costs and sales commissions. The divestiture of the EPM Live product line decreased sales and marketing costs by $0.1 million. Therefore, sales and marketing expense for the organic portion of our business decreased by $0.1 million and consisted of a $0.3 million increase in personnel costs, a $0.3 million decrease in discretionary marketing spend and a $0.1 million decrease in sales commission.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Research and development	$4,003	$4,054	(1)%	$7,480	$7,964	(6)%
Refundable Canadian tax credits	(112)	(116)	(3)%	(229)	(225)	2%
Total research and development	$3,891	$3,938	(1)%	$7,251	$7,739	(6)%

Percentage of total revenue:
Research and development	17%	22%		17%	22%
Refundable Canadian tax credits	—%	(1)%		(1)%	(1)%
Total research and development	17%	21%		16%	21%
For the Three Months Ended June 30, 2017
Research and development expense was $4.0 million in the three months ended June 30, 2017, compared to $4.1 million in the three months ended June 30, 2016, a decrease of $0.1 million, or 1%. The acquisitions closed after March 31, 2016 contributed $0.5 million of increased research and development costs primarily consisting of personnel costs. Therefore, research and development costs for the organic portion of our business decreased by $0.6 million due to a decrease in personnel costs, most of which are the result of our planned operating efficiencies.
Refundable Canadian tax credits were $0.1 million in the three months ended June 30, 2017, compared to the same amount in the three months ended June 30, 2016.
For the Six Months Ended June 30, 2017
Research and development expense was $7.5 million in the six months ended June 30, 2017, compared to $8.0 million in the six months ended June 30, 2016, a decrease of $0.5 million, or 6%. The 2017 and 2016 acquisitions contributed $0.9 million of increased research and development costs primarily consisting of personnel costs. The divestiture of the EPM Live product line decreased research and development costs by $0.2 million. Therefore, research and development costs for the organic portion of our business decreased by $1.2 million due to a decrease in personnel costs, most of which are the result of our planned operating efficiencies.
Refundable Canadian tax credits were $0.2 million in the six months ended June 30, 2017, compared to the same amount in the six months ended June 30, 2016.
General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
General and administrative	$6,576	$4,547	45%	$12,480	$8,670	44%
Percentage of total revenue	28%	24%		28%	24%
For the Three Months Ended June 30, 2017
General and administrative expense was $6.6 million in the three months ended June 30, 2017, compared to $4.5 million in the three months ended June 30, 2016, an increase of $2.1 million, or 45%. An increase in general administrative expense of $0.2 million was due to the acquisitions closed after March 31, 2016, which consisted primarily of personnel costs. Therefore, general and administrative expense for the organic portion of our business increased by $1.9 million year-over-year, which was driven primarily by increased non-cash stock compensation expense, which included a stock grant from 2016 which required mark-to-market valuation accounting treatment creating higher non-cash stock compensation expense in the three months ended June 30, 2017 as a result of the significant increase in the trading value of our stock, however, as this stock grant is fully vested as of June 30, 2017, there will be no further stock compensation expense in future periods for this grant.
For the Six Months Ended June 30, 2017
General and administrative expense was $12.5 million in the six months ended June 30, 2017, compared to $8.7 million in the six months ended June 30, 2016, an increase of $3.8 million, or 44%. An increase in general administrative expense of $0.3 million was due to the 2017 and 2016 acquisitions, which consisted primarily of personnel costs. The divestiture of the EPM Live product line did not have any significant impact on general and administrative costs. Therefore, general and administrative expense for the organic portion of our business increased by $3.5 million year-over-year, which was driven primarily by increased non-cash stock compensation expense, which included a stock grant from 2016 which required mark-to-market valuation accounting treatment creating higher non-cash stock compensation expense in the six months ended June 30, 2017 as a result of the significant increase in the trading value of our stock, however, as this stock grant is fully vested as of June 30, 2017, there will be no further stock compensation expense in future periods for this grant.
Depreciation and Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$122	$167	(27)%	$235	$316	(26)%
Amortization	1,177	1,309	(10)%	2,228	2,632	(15)%
Total depreciation and amortization	$1,299	$1,476	(12)%	$2,463	$2,948	(16)%

Percentage of total revenue:
Depreciation	1%	1%		1%	1%
Amortization	5%	7%		5%	7%
Total depreciation and amortization	6%	8%		6%	8%
For the Three Months Ended June 30, 2017
Depreciation and amortization expense was $1.3 million in the three months ended June 30, 2017, compared to $1.5 million in the three months ended June 30, 2016, a decrease of $0.2 million, or 12%. The acquisitions closed after March 31, 2016 increased the depreciation and amortization expense by $0.2 million, while the depreciation and amortization expense for the organic portion of our business decreased by $0.4 million as a result of assets acquired in earlier years becoming fully amortized or depreciated.
For the Six Months Ended June 30, 2017
Depreciation and amortization expense was $2.5 million in the six months ended June 30, 2017, compared to $2.9 million in the six months ended June 30, 2016, a decrease of $0.5 million, or 16%. The 2017 and 2016 acquisitions increased the depreciation and amortization expense by $0.4 million. The divestiture of the EPM Live product line decreased the depreciation and amortization expense by $0.1 million, while the organic portion of our business decreased by $0.8 million as a result of assets acquired in earlier years becoming fully amortized or depreciated.
Acquisition-related Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Acquisition-related expenses	$2,278	$1,380	65%	$5,969	$3,808	57%
Percentage of total revenue	10%	8%		14%	11%
For the Three Months Ended June 30, 2017

Acquisition related expense was $2.3 million in the three months ended June 30, 2017, compared to $1.4 million in the three months ended June 30, 2016, an increase of $0.9 million, or 65%. These one-time acquisition related expenses vary by acquisition and are expensed as incurred. The level of acquisition activity varies from period to period so, as a result, year-over-year comparison of these expenses are not necessarily meaningful due to the one-time nature of these expenses.
For the Six Months Ended June 30, 2017
Acquisition related expense was $6.0 million in the six months ended June 30, 2017, compared to $3.8 million in the six months ended June 30, 2016, an increase of $2.2 million, or 57%. These one-time acquisition related expenses vary by acquisition and are expensed as incurred. The level of acquisition activity varies from period to period so, as a result, year-over-year comparison of these expenses are not necessarily meaningful due to the one-time nature of these expenses.
Other Income (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016	% Change	2017	2016	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(1,160)		$(662)	75%	$(2,095)	$(1,223)	71%
Loss on debt extinguishment	(1,634)		—	NA	(1,634)	—	NA
Other expense, net	(18)		(293)	(94)%	(130)	(1,041)	(88)%
Total other expense	$(2,812)		$(955)	194%	$(3,859)	$(2,264)	70%

Percentage of total revenue:
Interest expense, net	(5)%		(4)%		(5)%	(3)%
Loss on debt extinguishment	(7)%	—	—%		(4)%	—%
Other expense, net	—%		(1)%		—%	(3)%
Total other expense	(12)%		(5)%		(9)%	(6)%
For the Three Months Ended June 30, 2017
Interest expense was $1.2 million in the three months ended June 30, 2017, compared to $0.7 million in the three months ended June 30, 2016, an increase in interest expense of $0.5 million, or 75%. The increase was due to an increase in borrowing on our debt facility for the Omtool and RightAnswers acquisitions in January 2017 and April 2017, respectively.
Loss on debt extinguishment was $1.6 million in the three months ended June 30, 2017, compared to zero in the three months ended June 30, 2016, an increase of $1.6 million. In conjunction with the Fourth Amendment to the Credit Facility during the three months ended June 30, 2017, the borrowing of $15.0 million from the previously uncommitted accordion feature of the Credit Facility triggered debt extinguishment accounting under ASC 470, Debt. As a result, the Company was required to write off debt issuance cost of $1.6 million as a loss on debt extinguishment, which included unamortized debt discount of $1.1 million and $0.5 million of lender fees related directly to new debt.
Other expense was zero in the three months ended June 30, 2017, compared to other expense of $0.3 million in the three months ended June 30, 2016, a decrease of $0.3 million. The decrease in other expense was primarily due to a gain on foreign currency translation in the three months ended June 30, 2017.
For the Six Months Ended June 30, 2017
Interest expense was $2.1 million in the six months ended June 30, 2017, compared to $1.2 million in the six months ended June 30, 2016, an increase in interest expense of $0.9 million, or 71%. The increase was due to an increase in borrowing on our debt facility for the Omtool and RightAnswers acquisitions in January 2017 and April 2017, respectively.

Loss on debt extinguishment was $1.6 million in the six months ended June 30, 2017, compared to none in the six months ended June 30, 2016, an increase of $1.6 million. In conjunction with the Fourth Amendment to the Credit Facility amendment during the three months ended June 30, 2017, the borrowing of $15.0 million from the previously uncommitted accordion feature of the Credit Facility triggered debt extinguishment accounting under ASC 470, Debt. As a result, the Company was required to write off debt issuance cost of $1.6 million as a loss on debt extinguishment, which included unamortized debt discount of $1.1 million and $0.5 million of lender fees related directly to new debt.
Other expense was $0.1 million in the six months ended June 30, 2017, compared to other expense of $1.0 million in the six months ended June 30, 2016, a decrease of $0.9 million. The decrease in other expense was primarily due to the non-cash accounting loss on the divestiture of the EPM Live assets as part of the acquisition of HipCricket in March 2016.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Provision for income taxes	$(196)	$(158)	24%	$(1,147)	$(261)	339%
Percentage of total revenue	(1)%	(1)%		(3)%	—%
For the Three Months Ended June 30, 2017
Provision for income taxes was $0.2 million in the three months ended June 30, 2017, compared to the provision for income taxes of $0.2 million in the three months ended June 30, 2016.
For the Six Months Ended June 30, 2017
Provision for income taxes was $1.1 million in the six months ended June 30, 2017, compared to the provision for income taxes of $0.3 million in the six months ended June 30, 2016, an increase of $0.9 million primarily related to the Company's increased profitability.

Liquidity and Capital Resources
To date, we have financed our operations primarily through capital raising including sales of our common stock, cash from operating activities, borrowing under our credit facility, and the issuance of notes to sellers in some of our acquisitions.
On May 12, 2017, the Company filed a registration statement on Form S-3 (File No. 333-217977) (the "S-3"), to register Upland securities in an aggregate amount of up to $75.0 million for offerings from time to time. The S-3 was amended on May 22, 2017, and declared effective on May 26, 2017. On June 6, 2017, pursuant to the S-3, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Needham & Company, LLC and William Blair & Company, L.L.C., as representatives of the several underwriters named therein, relating to the sale and issuance of 2,139,534 common shares of the Company for an offering price to the public of $21.50 per share. The net proceeds of the registered public offering was approximately $42.7 million, net of issuance costs, in exchange for 2,139,534 shares of common stock.
As of June 30, 2017, we had cash and cash equivalents of $57.4 million, $10.0 million of available borrowings under our loan and security agreements, and $72.7 million of borrowings outstanding under our loan and security agreements compared to cash and cash equivalents of $28.8 million, $20.0 million of available borrowings under our loan and security agreements, and $49.4 million of borrowings outstanding under our loan and security agreements as of December 31, 2016.
Fourth Amendment to Credit Facility
On April 21, 2017, the Company entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”) that amended its Credit Agreement dated as of May 14, 2015 (the “Credit Facility”) among inter alia the Company, certain of its domestic and Canadian subsidiaries and each of the lenders party thereto. After giving effect to the Fourth Amendment, the Credit Facility provided for an additional term loan of $15.0 million, which was fully funded in conjunction with the acquisition of RightAnswers, Inc. under the Company’s existing $90.0 million credit facility.
The Fourth Amendment also provided for, among other things, (i) the availability of U.S. and Canadian revolving loans up to the lesser of (x) $10.0 million and (y) 108.75% (subject to step-downs beginning June 30, 2017) of the Borrowers’ recurring revenues on a trailing twelve month pro forma basis minus the outstanding balance of loans and letters of credit made under the Credit Facility.
Fifth Amendment to Credit Facility
On August 2, 2017, the Company entered into a credit facility with Wells Fargo Capital Finance and CIT Bank, N.A. as joint lead arrangers, and including Goldman Sachs, Bank USA, Regions Bank, and Citizens Bank, N.A., with a Fifth Amendment to Credit Agreement (the “Fifth Amendment”) that amends that certain Credit Agreement dated as of May 14, 2015 (the “Credit Facility”) among inter alia the Company, certain of its subsidiaries, and each of the lenders named in the Credit Facility.
The Credit Facility now provides for a $200.0 million credit facility, including a $95.0 million outstanding term loan, a $40.0 million delayed draw term loan commitment, a $10.0 million revolving loan commitment, and a $55.0 million uncommitted accordion.
Specifically, the Fifth Amendment provides for, among other things, (i) the expansion of the Company’s delayed draw term facility from $10.0 million to $40.0 million, (ii) an increase in the Company’s uncommitted accordion amount from $20.0 million to $55.0 million, (iii) reduces principal installments to 2.5% per annum on or before June 30, 2019 with the existing 5.0% per annum due thereafter until the facility’s maturity date of August 2, 2022, (iv) favorable adjustment of leverage ratio to exclude excess of $2.5 million and up to $15.0 million in qualified cash from such calculation, and (v) an increase in the maximum amount of purchase consideration payable in respect of an individual permitted acquisition from $20.0 million to $25.0 million and in respect of all permitted acquisitions from $75.0 million to $175.0 million.

See Note 12 — Subsequent Events for more information regarding the Fifth Amendment to the Credit Facility.
As of June 30, 2017 and December 31, 2016, we had a working capital surplus of $21.6 million and $7.6 million, respectively, which included $29.9 million and $23.6 million of deferred revenue recorded as a current liability as of June 30, 2017 and December 31, 2016, respectively. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$5,742	$947
Net cash used in investing activities	(37,471)	(13,103)
Net cash provided by financing activities	60,201	11,586
Effect of exchange rate fluctuations on cash	190	284
Change in cash and cash equivalents	28,662	(286)
Cash and cash equivalents, beginning of period	28,758	18,473
Cash and cash equivalents, end of period	$57,420	$18,187
Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Our operating assets and liabilities consist primarily of cash, receivables from customers, prepaid assets, and unbilled professional services, accounts payable and accrued compensation and other accrued expenses and deferred revenues. The volume of professional services rendered and the related timing of collections on those bookings, as well as payments of our accounts payable and accrued payroll and related benefits affect these account balances.
Our cash provided by operating activities for the six months ended June 30, 2017 primarily reflects our net loss of $11.4 million plus non-cash expenses that included $5.0 million of depreciation and amortization, $5.9 million of non-cash stock compensation expense, $0.1 million of non-cash interest, $0.4 million of deferred income taxes, and $1.6 million of non-cash loss on debt extinguishment offset by $0.2 million of foreign currency re-measurement gains. Working capital sources of cash included a $4.0 million decrease in accounts receivable, a $0.8 million decrease in Prepaids and other and a $0.9 million increase in accounts payable, and uses of cash included a $0.5 million decrease in accrued expenses and other liabilities and a $1.0 million decrease in Deferred Revenue.
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
For the six months ended June 30, 2017, cash used in investing activities for business combinations, consisted of cash proceeds paid during the period to sellers of Omtool, Ltd. and RightAnswers, Inc., which were acquired in January and April 2017, respectively, totaling $37.0 million, purchases of customer relationships of $0.1 million, and purchases of property and equipment of $0.4 million.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced applications and professional service offerings, and acquisitions of complementary technologies, products and businesses.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our operations, proceeds from debt obligations entered into to finance our operations, repayments of our debt obligations and share based payment activity.
During the six months ended June 30, 2017, we received $42.7 million, net of issuance costs, related to the issuance of our common stock, borrowed and repaid $9.0 million under our revolving line of credit and borrowed $24.3 million, net of issuance costs, comprised of (i) $10.0 million delayed draw term loan and (ii) $15.0 million from the accordion feature of our credit agreement in conjunction with the acquisition of Omtool and RightAnswers, repaid $1.7 million of term notes payable, paid $4.3 million in additional consideration to sellers of acquired businesses, and made principal payments of $0.7 million on capital leases.
Loan and Security Agreements
Loans
Fourth Amendment to Credit Facility
On April 21, 2017, the Company amended that certain Credit Agreement dated as of May 14, 2015 (the “Credit Facility”) among inter alia the Company, certain of its domestic and Canadian subsidiaries, and each of the lenders party thereto (the "Fourth Amendment"). After giving effect to the Fourth Amendment, the Company borrowed an additional term loan of $15.0 million million in conjunction with the acquisition of RightAnswers), which was previously part of the uncommitted accordion feature of the Credit Facility.
Under the terms of the superseded Fourth Amendment, after giving effect to the amendment, the Credit Facility provides for $73.6 million of term debt comprised of (i) a fully drawn U.S. term loan facility in an aggregate principal amount of $53.1 million (the “U.S. Term Loan”), (ii) a fully drawn Canadian term loan facility in an aggregate principal amount of $5.5 million (the “Canadian Term Loan” and (iii) an additional $15.0 million term loan from the accordion feature, and, together with the U.S. and Canadian Term Loans, the “Term Loans”). In addition, the Credit Facility also provides for fully available revolvers of $10.0 million, comprised of (i) a U.S. revolving credit facility in an aggregate principal amount of up to $9.0 million (the “U.S. Revolver”), (ii) a Canadian revolving credit facility in an aggregate principal amount of up to $1.0 million (the “Canadian Revolver” and, together with the U.S. Revolver, the “Revolver”).
Under the terms of the superseded Fourth Amendment, the Credit Facility also includes provisions for optional, uncommitted increases in the maximum size of the loan facility available under the Credit Facility by an aggregate principal amount of $20.0 million upon the satisfaction of the terms and conditions set forth in the Credit Facility, of which $15.0 million was utilized as described above.
Under the terms of the superseded Fourth Amendment, the Credit Facility also provides for, among other things, (i) a maturity date of November 15, 2021 (the "Maturity Date"), (ii) a maximum amount of permitted stock repurchases of $8.3 million, and (iii) a maximum amount of seller subordinated indebtedness permitted to be incurred in connection with permitted acquisitions of $16.7 million.
As of June 30, 2017, there were no amounts drawn on its U.S. or Canadian revolving loans outstanding under the Credit Facility, and there was $72.7 million outstanding on term loans comprised of (i) $67.3 million in U.S. term loans outstanding under the Credit Facility; and (ii) $5.4 million in Canadian term loans outstanding under the Credit Facility.

Terms of Revolver
Under the terms of the superseded Fourth Amendment, loans under the Revolver are available up to the lesser of (i) $10.0 million (the “Maximum Revolver Amount”) or (ii) the result of (a) 100% multiplied by (subject to step-downs beginning December 31, 2016) of certain subsidiaries' recurring revenues on a trailing twelve month basis, minus (b) the outstanding balance of the Term Loans and other uses of the capacity made under the Credit Facility (such amount, the “Credit Amount”). The Revolver provides a subfacility whereby Borrowers may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $0.5 million and $0.25 million, from the U.S & Canadian facilities, respectively. The aggregate amount of outstanding Letters of Credit are reserved against the credit availability under the Maximum Revolver Amount and the Credit Amount.
Under the terms of the superseded Fourth Amendment, loans under the Revolver may be borrowed, repaid and reborrowed until November 15, 2021 (the “Maturity Date”), at which time all amounts borrowed under the Credit Facility must be repaid.
Terms of Term Loans
Under the terms of the superseded Fourth Amendment, the Term Loans are repayable, on a quarterly basis beginning December 31, 2016, by an amount equal to 5.0% per annum of the original principal amount of such loan. Any amount remaining unpaid is due and payable in full on the Maturity Date.
Terms of Delay Draw Term Loan
Under the terms of the superseded Fourth Amendment, pursuant to the terms of the Credit Facility, the DDTL is to be used to finance acquisitions, and was drawn in full in January, 2017 to finance the acquisition of Omtool. The DDTL is repayable, on a quarterly basis, by an amount equal to 5.0% per annum of the original funded amount of the DDTL. Any amount remaining unpaid would be due and payable in full on the Maturity Date.
Other Terms of Credit Facility
At the option of the Company, U.S. loans accrue interest at a per annum rate based on (i) the U.S. base rate plus a margin ranging from 3.0% to 4.0% depending on the leverage ratio or (ii) the U.S. LIBOR rate determined in accordance with the Credit Facility (based on 1, 2, 3 or 6-month interest periods) plus a margin ranging from 4.0% to 5.0% depending on the leverage ratio. The U.S. base rate is a rate equal to the highest of (i) the federal funds rate plus a margin equal to 0.5%, the U.S. LIBOR rate for a 1-month interest period plus 1.0%, and (ii) Wells Fargo Capital Finance’s prime rate.
At the option of the Company, the Canadian loans accrue interest at a per annum rate based on (i) the Canadian prime rate or the U.S. base rate plus a margin ranging from 3.0% to 4.0% depending on the leverage ratio or (ii) the U.S. LIBOR rate determined in accordance with the Credit Facility (based on 1, 2, 3 or 6-month interest periods) (or the Canadian Bankers Acceptance ("Canadian BA") rate determined in accordance with the Credit Facility for obligations in Canadian dollars) plus a margin ranging from 4.0% to 5.0% depending on the leverage ratio.
Accrued interest on the loans will be paid monthly, or, with respect to loans that are accruing interest based on the U.S. LIBOR rate or Canadian BA rate, at the end of the applicable U.S. LIBOR or Canadian BA interest rate period.
Under the terms of the superseded Fourth Amendment, lenders are entitled to a premium (the “Prepayment Premium”) in the event of certain prepayments of the loans in an amount equal to (i) from November 15, 2016 to November 15, 2017, 2.0% times the sum of (a) the Maximum Revolver Amount plus (b) the outstanding principal amount of the Term Loan and DDTL on the date immediately prior to the date of the prepayment (such sum, the “Prepayment Amount”) (ii) from November 15, 2017 to November 15, 2018, 1.0% times the Prepayment Amount and (iii) during the period from and after November 15, 2018 to the Maturity Date, 0.0% times the Prepayment Amount. The Company may also be subject to prepayment fees in the case of commitment reductions of the Revolver and also may be obligated to prepay loans upon the occurrence of certain events.

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
There are certain financial covenants that became more restrictive starting March 31, 2017. If an event of default occurs, at the election of the Lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate.
Under the terms of the superseded Fourth Amendment, the Loan Facility limits the Company's ability to buyback its capital stock, subject to restrictions including a minimum liquidity requirement of $20.0 million before and after any such buyback.
Termination of Prior Credit Facility
In conjunction with the Fourth Amendment to Credit Facility on April 21, 2017, the borrowing of $15.0 million from the previously uncommitted accordion feature of the Credit Facility triggered debt extinguishment accounting under ASC 470, Debt. As a result, the Company was required to write off debt issuance cost of $1.6 million as Loss on debt extinguishment, which included unamortized debt discount of $1.1 million and $0.5 million of lender fees related directly to the new debt.
Interest Rate and Debt Discount
Cash interest costs averaged 6.0% and 5.7% under the Credit Facility for the three months ended June 30, 2017 and for the year ended December 31, 2016, respectively. In addition, the Company had $0.4 million of unamortized Debt Discount associated with the Credit Facility as of June 30, 2017. These Debt Discount costs will be amortized to non-cash interest expense over the term of the Credit Facility.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2017 and June 30, 2016, respectively, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and six months ended June 30, 2017, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 30, 2017. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of June 30, 2017, we had a principal balance of $67.3 million under our U.S. Term Loan, none under our U.S. Revolver, $5.4 million under our Canadian Term Loan and none under our Canadian Revolver. See Note 12 — Subsequent Events in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding additions to this facility.
As of December 31, 2016, we had a principal balance of $43.8 million under our U.S. Loan Agreement and $5.6 million under our Canadian Loan Agreement.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, which expose us to foreign exchange rate risk. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $2.1 million for the six months ended June 30, 2017. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On November 15, 2016, we entered into a $90.0 million credit facility with Wells Fargo Capital Finance. The credit facility was amended on April 21, 2017. The facility is comprised of a $44.4 million term loan, a $10.0 million revolving credit facility, a $10.0 million delayed draw term loan for acquisitions. Additionally, the facility provides for uncommitted increases in the maximum size of the loan facility by an aggregate principal amount of $20.0 million to further support future acquisitions and an additional $16.7 million of subordinated seller notes for acquisitions. As of June 30, 2017, there was $72.7 million outstanding under the credit facility, $72.7 million of which was outstanding under the term loan portion, including the entire $10.0 million delayed draw term loan, none outstanding under the revolving portion of the credit facility and $15.0 million outstanding under the uncommitted loan feature.
On August 2, 2017, we entered into a credit facility with Wells Fargo Capital Finance and CIT Bank, N.A. as joint lead arrangers, and including Goldman Sachs, Bank USA, Regions Bank, and Citizens Bank, N.A., with a Fifth Amendment to Credit Agreement (the “Fifth Amendment”) that amends that certain Credit Agreement dated as of May 14, 2015 (the “Credit Facility”) among inter alia the Company, certain of its subsidiaries, and each of the lenders named in the Credit Facility.
The Credit Facility now provides for a $200.0 million credit facility, including a $95.0 million outstanding term loan, a $40.0 million delayed draw term loan commitment, a $10.0 million revolving loan commitment, and a $55.0 million uncommitted accordion.
Specifically, the Fifth Amendment provides for, among other things, (i) the expansion of the Company’s delayed draw term facility from $10.0 million to $40.0 million, (ii) an increase in the Company’s uncommitted accordion amount from $20.0 million to $55.0 million, (iii) reduces principal installments to 2.5% per annum on or before June 30, 2019 with the existing 5.0% per annum due thereafter until the facility’s maturity date of August 2, 2022, (iv) favorable adjustment of leverage ratio to exclude excess of $2.5 million and up to $15.0 million in qualified cash from such calculation, and (v) an increase in the maximum amount of purchase consideration payable in respect of an individual permitted acquisition from $20.0 million to $25.0 million and in respect of all permitted acquisitions from $75.0 million to $175.0 million.
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

UPLAND SOFTWARE, INC.
Dated: August 14, 2017	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*
Fourth Amendment to Credit Agreement dated as of April 21, 2017, among inter alia the Company and certain of its domestic and Canadian subsidiaries, as borrowers, and each of the lenders party thereto.

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