Form 10-Q
period 2017-09-30
Upland Software, Inc.
filed 2017-11-14
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 3, 2017
Common Stock, $0.0001 par value	20,775,731

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$52,976	$28,758
Accounts receivable (net of allowance of $1,194 and $658 at September 30, 2017 and December 31, 2016, respectively)	19,129	15,254
Prepaid and other	2,970	3,287
Total current assets	75,075	47,299
Canadian tax credits receivable	1,715	978
Property and equipment, net	3,462	4,356
Intangible assets, net	47,512	28,512
Goodwill	122,904	69,097
Other assets	179	346
Total assets	$250,847	$150,588
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,976	$1,268
Accrued compensation	3,869	2,541
Accrued expenses and other	8,897	5,505
Deferred revenue	31,842	23,552
Due to sellers	8,305	4,642
Current maturities of notes payable (includes unamortized discount of $674 and $329 at September 30, 2017 and December 31, 2016, respectively)	1,701	2,190
Total current liabilities	58,590	39,698
Canadian tax credit liability to sellers	—	361
Notes payable, less current maturities (includes unamortized discount of $2,025 and $1,113 at September 30, 2017 and December 31, 2016, respectively)	90,006	45,739
Deferred revenue	1,299	247
Noncurrent deferred tax liability, net	4,239	3,404
Other long-term liabilities	1,366	2,126
Total liabilities	155,500	91,575
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 20,761,399 and 17,785,288 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	174,990	124,566
Accumulated other comprehensive loss	(2,311)	(3,152)
Accumulated deficit	(77,334)	(62,403)
Total stockholders’ equity	95,347	59,013
Total liabilities and stockholders’ equity	$250,847	$150,588
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except for share and per share information)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscription and support	$23,169	$17,029	$60,711	$48,490
Perpetual license	856	332	3,296	1,108
Total product revenue	24,025	17,361	64,007	49,598
Professional services	2,047	1,880	6,098	5,795
Total revenue	26,072	19,241	70,105	55,393
Cost of revenue:
Subscription and support	7,737	5,747	20,306	16,607
Professional services	1,376	1,045	3,838	3,775
Total cost of revenue	9,113	6,792	24,144	20,382
Gross profit	16,959	12,449	45,961	35,011
Operating expenses:
Sales and marketing	4,258	3,097	11,516	9,119
Research and development	4,092	3,737	11,572	11,701
Refundable Canadian tax credits	(195)	(115)	(424)	(340)
General and administrative	5,084	4,670	17,564	13,340
Depreciation and amortization	1,648	1,322	4,111	4,270
Acquisition-related expenses	4,399	1,047	10,368	4,855
Total operating expenses	19,286	13,758	54,707	42,945
Loss from operations	(2,327)	(1,309)	(8,746)	(7,934)
Other expense:
Interest expense, net	(2,277)	(709)	(4,372)	(1,932)
Loss on debt extinguishment	1,634	—	—	—
Other expense, net	(130)	(64)	(260)	(1,105)
Total other expense	(773)	(773)	(4,632)	(3,037)
Loss before provision for income taxes	(3,100)	(2,082)	(13,378)	(10,971)
Provision for income taxes	(406)	(308)	(1,553)	(569)
Net loss	$(3,506)	$(2,390)	$(14,931)	$(11,540)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.18)	$(0.14)	$(0.83)	$(0.71)
Weighted-average common shares outstanding, basic and diluted	19,380,519	16,702,062	18,043,365	16,339,983
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(3,506)	$(2,390)	$(14,931)	$(11,540)
Foreign currency translation adjustment	508	(67)	841	414
Comprehensive loss	$(2,998)	$(2,457)	$(14,090)	$(11,126)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(14,931)	$(11,540)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,112	7,499
Deferred income taxes	698	251
Foreign currency re-measurement (gain) loss	(422)	(222)
Non-cash interest and other expense	416	196
Non-cash stock compensation expense	7,804	2,664
Loss on disposal of business	—	686
Non-cash loss on retirement of fixed assets	(18)	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	753	310
Prepaids and other	1,664	820
Accounts payable	1,736	(126)
Accrued expenses and other liabilities	789	(828)
Deferred revenue	(793)	1,425
Net cash provided by operating activities	5,808	1,135
Investing activities
Purchase of property and equipment	(443)	(886)
Purchase of customer relationships	(55)	(408)
Purchase business combinations, net of cash acquired	(61,108)	(11,846)
Net cash used in investing activities	(61,606)	(13,140)
Financing activities
Payments on capital leases	(1,098)	(1,320)
Proceeds from notes payable, net of issuance costs	54,683	14,925
Payments on notes payable	(11,319)	(1,560)
Issuance of common stock, net of issuance costs	42,629	197
Additional consideration paid to sellers of businesses	(5,361)	(1,484)
Net cash provided by financing activities	79,534	10,758
Effect of exchange rate fluctuations on cash	482	254
Change in cash and cash equivalents	24,218	(993)
Cash and cash equivalents, beginning of period	28,758	18,473
Cash and cash equivalents, end of period	$52,976	$17,480
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,966	$1,707
Cash paid for taxes	$1,463	$518
Noncash investing and financing activities:
Equipment acquired pursuant to capital lease obligations	$121	$802
Issuance of common stock in business combination	$—	$8,100
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for a fair presentation. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K filed with the SEC on March 30, 2017.
During the third quarter of 2017, we identified and corrected an immaterial charge in the reported non-cash loss on debt extinguishment and interest expense recorded in the second quarter 2017 in our Condensed Consolidated Statements of Operations. The Fourth Amendment to the Company’s Credit Agreement should have been accounted for as a modification rather than an extinguishment in accordance with the accounting literature under ASC 470, Debt. The unaudited Consolidated Statements of Operations for the three months ended September 30, 2017, reflect a reversal of the immaterial non-cash net $1.4 million charge to loss on debt extinguishment and interest expense. This matter had no effect on the reported revenue, gross profit, or the Condensed Consolidated Statement of Cash Flows and had no material effect on the Condensed Consolidated Balance Sheet, or Condensed Consolidated Statements of Comprehensive Loss. See Note 6 - Debt for more information related to the Company’s Credit Agreement.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues in the three months ended September 30, 2017 or for the year ended December 31, 2016, or more than 10% of accounts receivable as of September 30, 2017 or December 31, 2016.
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
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09 (Topic 606), Revenue from Contracts with Customers. ASU 2014-09 amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods or services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company will adopt ASU 2014-09 on January 1, 2018, and we expect to use the modified retrospective application method.  The Company has made significant progress in the assessment phase of this project but has not yet fully determined the impact of the new revenue recognition standard on its systems, processes and consolidated financial statements; however, we expect the new standard may have the most significant impact on the manner in which we account for certain costs to acquire new contracts (i.e., selling and commission costs). Generally, as it relates to these types of costs, the provisions of the new standard will result in the deferral of these costs on the consolidated balance sheets and subsequently amortizing these costs to the consolidated statements of income over the expected life of our customer relationships, which we have preliminarily estimated to be approximately 6 years.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the effect that the adoption of ASU 2016-13 will have on its financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which revises the definition of a business and assists in the evaluation of when a set of transferred assets and activities is a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017, and should be applied prospectively. Early adoption is permitted under certain circumstances. The Company does not expect the adoption of this guidance will have a material impact on its financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. We currently anticipate that the adoption of ASU 2017-04 will not have a material impact on our consolidated financial statements.
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
Recently adopted accounting pronouncements
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company adopted ASU 2014-15 during the first quarter of 2017. No additional disclosure was deemed necessary upon the adoption of ASU 2014-15. This standard would not result in an amount being recorded.
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
2. Acquisitions
2017 Acquisitions
On January 10, 2017, the Company completed its purchase of Omtool, Ltd ("Omtool"), a document capture, fax and workflow solution company. The purchase price consideration paid was approximately $19.3 million in cash payable at closing (net of $3.0 million of cash acquired). Revenues recorded since the acquisition date through September 30, 2017 were approximately $8.0 million.
On April 21, 2017, the Company acquired RightAnswers, Inc. ("RightAnswers"), a cloud-based knowledge management system. The purchase price was $17.4 million, in cash at closing (net of $0.1 million cash acquired) and a $2.5 million cash holdback payable in one year (subject to indemnification claims) and excludes potential future earn-out payments tied to additional performance-based goals. Revenues recorded since the acquisition date through September 30, 2017 were approximately $3.4 million.
On July 13, 2017, the Company acquired Waterfall International Inc. (“Waterfall”), a cloud-based mobile messaging platform. The purchase price consideration paid was approximately $24.4 million in cash at closing (net of $0.4 million of cash acquired) and a $1.5 million cash holdback payable in 18 months (subject to indemnification claims). The foregoing excludes additional potential $3.0 million in earnout payments tied to performance-based conditions. Revenues recorded since the acquisition date through September 30, 2017 were approximately $2.6 million.

2016 Acquisitions
On January 7, 2016, the Company completed its purchase of LeadLander, Inc. ("LeadLander"), a website analytics provider. The purchase price consideration paid was approximately $8.0 million in cash payable at closing (net of $0.4 million of cash acquired) and a $1.2 million cash holdback payable in 12 months (subject to indemnification claims), which was fully paid after December 31, 2016. In addition, the Asset Purchase Agreement included a contingent share consideration component pursuant to which the Company issued an aggregate of $2.4 million in common stock on July 25, 2016.
On March 14, 2016, the Company completed its purchase of HipCricket, Inc. ("HipCricket"), a cloud-based mobile messaging software provider. The consideration paid to the seller consisted of the issuance of one million shares of the Company's common stock and the transfer of the Company's EPM Live product business. The value of the shares on the closing date of the transaction was approximately $5.7 million, and the fair value of the EPM Live product business was approximately $5.9 million. At the time of the acquisition, the Company recognized a loss on the transfer in conjunction with the EPM Live net asset value of approximately $0.7 million in other expenses, net. Prior to the transaction, HipCricket was owned by an affiliate of ESW Capital, LLC, which is a shareholder of the Company. Raymond James & Co. provided a fairness opinion to the Company in connection with the transaction.
On April 27, 2016, the Company acquired Advanced Processing & Imaging, Inc. ("API"), a content management platform driving workflow in governments and schools. The purchase price consideration consisted of $4.1 million in cash payable at closing (net of $0.1 million of cash acquired), and a $0.8 million cash holdback payable in 12 months (subject to indemnification claims).
The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions in 2016 and through the nine months ended September 30, 2017, as well as assets and liabilities (in thousands):

	Preliminary			Finalized
	Waterfall	RightAnswers	Omtool	API	HipCricket	LeadLander
Year Acquired	2017	2017	2017	2016	2016	2016
Cash	$435	$139	$2,957	$125	$—	$365
Accounts receivable	1,442	2,164	784	821	1,226	199
Other current assets	1,031	125	607	54	273	55
Property and equipment	74	158	63	68	—	5
Customer relationships	5,700	5,700	4,400	1,420	1,000	970
Trade name	110	200	170	40	70	70
Technology	2,800	2,600	3,180	810	900	1,410
Goodwill	18,747	20,100	13,933	3,420	8,531	13,104
Other assets	—	—	33	89	—	6
Total assets acquired	30,339	31,186	26,127	6,847	12,000	16,184
Accounts payable	(605)	(139)	(219)	(11)	(44)	—
Accrued expense and other	(1,382)	(1,321)	(915)	(137)	—	(254)
Deferred revenue	(1,220)	(5,428)	(2,779)	(1,699)	(356)	(910)
Total liabilities assumed	(3,207)	(6,888)	(3,913)	(1,847)	(400)	(1,164)
Total consideration	$27,132	$24,298	$22,214	$5,000	$11,600	$15,020
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
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocations for the 2017 acquisitions of Omtool, RightAnswers, and Waterfall are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. The purchase price allocations for the 2016 acquisitions of Leadlander, HipCricket, and API are final. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to close its purchase price allocations for Omtool and RightAnswers during the last quarter of 2017 and during the first half of 2018 for Waterfall.
The goodwill of $77.8 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes is $11.6 million for the LeadLander acquisition, $8.2 million for HipCricket, and $3.7 million for Waterfall. There was no goodwill deductible for tax purposes for the API, Omtool, and RightAnswers acquisitions.
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
Changes to the fair value of earnout liabilities are recorded to other expense, net. Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$2,500	$2,500

	Fair Value Measurements at September 30, 2017
	(unaudited)
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$4,193	$4,193
The Level 3 earnout consideration liability consists of amounts associated with the acquisitions of LeadLander in January 2016, RightAnswers in April 2017, and Waterfall in July 2017. The December 31, 2016 Level 3 earnout consideration liability opening balance for LeadLander of $2.5 million was settled in March 2017, a Level 3 earnout consideration liability associated with RightAnswers added $4.0 million in April 2017, of which $1.0 million was settled during September 2017, leaving a remaining balance of $3.0 million as of September 30, 2017. In addition, a Level 3 earnout consideration liability associated with Waterfall added $1.2 million in July 2017.

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (in thousands):

Ending balance at December 31, 2016	$2,500
Additions - cash earnouts	5,226
Settlements - cash earnouts	(3,533)
Ending balance at September 30, 2017	$4,193
The fair value of the cash earnout consideration was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration.
Debt
The Company believes the carrying value of its long-term debt at September 30, 2017 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.
The estimated fair value and carrying value of the Company's debt at September 30, 2017 and December 31, 2016 is $94.4 million and $49.4 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.
4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the nine months ended September 30, 2017 are summarized in the table below (in thousands):

Balance at December 31, 2016	$69,097
Acquired in business combinations	52,782
Adjustment due to prior year business combinations	17
Foreign currency translation adjustment	1,008
Balance at September 30, 2017	$122,904
Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2017:
Customer relationships	1-10	$49,159	$16,131	$33,028
Trade name	1.5-3	3,134	2,799	335
Developed technology	4-7	24,007	9,858	14,149
Total intangible assets		$76,300	$28,788	$47,512

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2016:
Customer relationships	1-10	$32,703	$12,418	$20,285
Trade name	1.5-3	2,636	2,462	174
Developed technology	4-7	15,228	7,175	8,053
Total intangible assets		$50,567	$22,055	$28,512
The following table summarizes the Company's weighted-average amortization period, in total and by major finite-lived intangible asset class (in years):

	September 30, 2017	December 31, 2016
Customer relationships	8.9	9.3
Trade name	0.6	2.8
Developed technology	6.3	6.3
Total weighted-average amortization period	7.7	8.0
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. There have been no indicators of impairment or change in the useful life during the three and nine months ended September 30, 2017 and September 30, 2016, respectively. Total amortization expense during the nine months ended September 30, 2017 and September 30, 2016 was $6.3 million and $5.6 million, respectively.
Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2017	$2,445
2018	9,520
2019	8,452
2020	7,477
2021	7,082
2022 and thereafter	12,536
Total	$47,512

5. Income Taxes
The Company’s income tax provision for the three and nine months ended September 30, 2017 and September 30, 2016 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year. The tax provision for the three and nine months ended September 30, 2017 and September 30, 2016 is primarily related to foreign income taxes associated with our Canadian operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at September 30, 2017 and September 30, 2016, respectively.
The Company has reflected any uncertain tax positions within its current taxes payable, but none in deferred taxes. Federal, state, and foreign income tax returns have been filed in jurisdictions with varying statutes of limitations. Varying among the separate companies, tax years 1998 through 2016 remain subject to examination by federal and most state tax authorities due to our net operating loss carryforwards. In foreign jurisdictions, tax years 2008 through 2016 remain subject to examination. The Company increased both its net operating loss deferred tax asset and its valuation allowance by $152,000 upon adoption of ASU 2016-09 relating to certain tax deductions associated with stock option transactions greater than the stock-related compensation expense for financial statement purposes.
6. Debt
Long-term debt consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Senior secured loans (includes unamortized discount of $2,699 and $1,442 based on an imputed interest rate of 7.5% and 6.6%, at September 30, 2017 and December 31, 2016, respectively)	$91,707	$47,929
Less current maturities	(1,701)	(2,190)
Total long-term debt	$90,006	$45,739
Loan and Security Agreements
Fifth Amendment to Credit Facility
On August 2, 2017, the Company amended and expanded its Credit Agreement (the “Credit Facility”). The Company entered into the Credit Facility with Wells Fargo Capital Finance and CIT Bank, N.A. as joint lead arrangers, and including Goldman Sachs Bank USA, Regions Bank, and Citizens Bank, N.A. (collectively, the "Lenders"), with a Fifth Amendment to Credit Agreement (the “Fifth Amendment”) that amends that certain Credit Facility dated as of May 14, 2015 among inter alia the Company, certain of its subsidiaries, and each of the Lenders named in the Credit Facility.
Loans
The Fifth Amendment to the Credit Facility provides for a $200.0 million credit facility, including (i) a fully drawn $95.0 million term loan, (ii) a fully available $40.0 million delayed draw term loan commitment (the "DDTL"), (iii) a fully available $10.0 million revolving loan commitment, and (iv) a $55.0 million uncommitted accordion.
Specifically, the Credit Facility provides for $95.0 million of term debt comprised of (i) a fully drawn U.S. term loan facility in an aggregate principal amount of $89.6 million (the “U.S. Term Loan”), (ii) a fully drawn

Canadian term loan facility in an aggregate principal amount of $5.4 million (the “Canadian Term Loan” together with the U.S. and Canadian Term Loans, the “Term Loans”).
The Credit Facility also provides for the expansion of the Company’s delayed draw term facility from $10.0 million to $40.0 million and for an increase in the Company’s uncommitted accordion amount from $20.0 million to $55.0 million.
In addition, the Credit Facility also provides for revolvers of $10.0 million, comprised of (i) a U.S. revolving credit facility in an aggregate principal amount of up to $9.0 million (the “U.S. Revolver”), (ii) a Canadian revolving credit facility in an aggregate principal amount of up to $1.0 million (the “Canadian Revolver” and, together with the U.S. Revolver, the “Revolver”).
As of September 30, 2017, there were no amounts drawn on its U.S. Revolver or Canadian Revolver loans outstanding under the Credit Facility, and there was $94.4 million outstanding on the Term Loans comprised of (i) $89.0 million in the U.S. Term Loans outstanding under the Credit Facility; and (ii) $5.4 million in the Canadian Term Loans outstanding under the Credit Facility.
Terms of Term Loans
Under the terms of the Fifth Amendment, the Term Loans are repayable, on a quarterly basis by an amount equal to 2.5% per annum on or before June 30, 2019, after which the existing 5.0% per annum is due thereafter until the facility’s maturity date of August 2, 2022.
In addition, the leverage ratio was adjusted to exclude from the definition of Funded Indebtedness up to $15.0 million of qualified cash in excess of $2.5 million of qualified cash.
Also, the maximum amount of purchase consideration payable in respect of an individual permitted acquisition increased from $20.0 million to $25.0 million and in respect of all permitted acquisitions from $75.0 million to $175.0 million. In addition, the amount of permitted indebtedness to sellers of businesses increased from $16.7 million to $20.0 million.
Terms of Delay Draw Term Loan
Pursuant to the terms of the Credit Facility, the $40.0 million DDTL is to be used to finance acquisitions. The DDTL, if all or a portion is drawn, is repayable, on a quarterly basis, by an amount equal to 2.5% per annum on or before June 30, 2019, after which the existing 5.0% per annum is due thereafter until the facility’s maturity date of August 2, 2022.
Terms of Revolver
Loans under the Revolver are available up to the lesser of (i) $10.0 million (the “Maximum Revolver Amount”) or (ii) the maximum facility amount of $145.0 million, less the sum of any amount of Revolver usage plus the outstanding balance of the Term Loans and other uses of the capacity made under the Credit Facility (such amount, the “Credit Amount”). The Revolver provides a subfacility whereby the Company may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $0.5 million and $0.25 million, from the U.S and Canadian facilities, respectively. The aggregate amount of outstanding Letters of Credit is reserved against the credit availability under the Maximum Revolver Amount and the Credit Amount.
Loans under the Revolver may be borrowed, repaid and reborrowed until August 2, 2022 (the “Maturity Date”), at which time all amounts borrowed under the Credit Facility must be repaid.
Other Terms of Credit Facility
At the option of the Company, U.S. loans accrue interest at a per annum rate based on (i) the U.S. base rate plus a margin ranging from 3.75% to 4.50% depending on the leverage ratio or (ii) the U.S. LIBOR rate determined in accordance with the Credit Facility (based on 1, 2, 3 or 6-month interest periods) plus a margin ranging from 4.75% to 5.50% depending on the leverage ratio. The U.S. base rate is a rate equal to the highest of (i) the federal funds rate plus a margin equal to 0.5%, the U.S. LIBOR rate for a 1-month interest period plus 1.0%, and (ii) Wells Fargo Capital Finance’s prime rate.
At the option of the Company, the Canadian loans accrue interest at a per annum rate based on (i) the Canadian prime rate or the U.S. base rate plus a margin ranging from 3.75% to 4.50% depending on the leverage ratio or (ii) the U.S. LIBOR rate determined in accordance with the Credit Facility (based on 1, 2, 3 or 6-month interest periods) (or the Canadian Bankers' Acceptance ("Canadian BA") rate determined in accordance with the

Credit Facility for obligations in Canadian dollars) plus a margin ranging from 4.75% to 5.50% depending on the leverage ratio.
Accrued interest on the loans will be paid monthly, or, with respect to loans that are accruing interest based on the U.S. LIBOR rate or Canadian BA rate, at the end of the applicable U.S. LIBOR or Canadian BA interest rate period.
Lenders are entitled to a premium (the “Prepayment Premium”) in the event of certain prepayments of the loans in an amount equal to (i) August 2, 2017 to August 1, 2018, 2.0% times the sum of (a) the Maximum Revolver Amount plus (b) the outstanding principal amount of the Term Loans and DDTL on the date immediately prior to the date of the prepayment (such sum, the “Prepayment Amount”) (ii) from August 2, 2018 to August 1, 2019, 1.0% times the Prepayment Amount and (iii) from August 2, 2019 to the Maturity Date, 0.0% times the Prepayment Amount. The Company may also be subject to prepayment fees in the case of commitment reductions of the Revolver and also may be obligated to prepay loans upon the occurrence of certain events.
The Company is also obligated to pay other customary servicing fees, letter of credit fees and unused credit facility fees.
The Credit Facility contains customary affirmative and negative covenants. The negative covenants limit the ability of the Company and its subsidiaries to, among other things (in each case subject to customary exceptions for a credit facility of this size and type):

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
There are certain financial covenants that became more restrictive starting March 31, 2018. If an event of default occurs, at the election of the Lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate.
The Credit Facility permits the Company's to buyback up to $10.0 million of its capital stock, subject to restrictions including a minimum liquidity requirement of $25.0 million before and after any such buyback.
Interest Rate and Debt Discount
Cash interest costs averaged 6.6% and 5.7% under the Credit Facility for the three months ended September 30, 2017 and for the year ended December 31, 2016, respectively. In addition, the Company has $2.7 million of unamortized debt discount associated with the Credit Facility as of September 30, 2017. These debt discount costs will be amortized to non-cash interest expense over the term of the Credit Facility.

Debt Maturities
Under the terms of the Fifth Amendment, future debt maturities of long-term debt (excluding financing costs) at September 30, 2017 are as follows (in thousands):

Year ending December 31:
Remaining 2017	$594
2018	2,375
2019	3,563
2020	4,750
2021	4,750
Thereafter	78,374
$94,406
7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net Loss	$(3,506)	$(2,390)	$(14,931)	$(11,540)
Denominator:
Weighted–average common shares outstanding, basic and diluted	19,380,519	16,702,062	18,043,365	16,339,983
Net loss per common share, basic and diluted	$(0.18)	$(0.14)	$(0.83)	$(0.71)
Due to the net losses for the three and nine months ended September 30, 2017 and September 30, 2016, respectively, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents as of September 30, 2017 and September 30, 2016:

	September 30,
	2017	2016
Stock options	626,023	780,645
Restricted stock	1,349,279	1,055,738
Total anti–dilutive common share equivalents	1,975,302	1,836,383
8. Commitments and Contingencies
Purchase Commitments
During the nine months ended September 30, 2017 and September 30, 2016, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC, in the amount of $1.8 million and 1.7 million, respectively. See Note 11 — Related Party Transactions for more information regarding our purchase commitment to this related party.
On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement with DevFactory FZ-LLC to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment was January 1, 2017.

Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. At this time, the Company is not involved in any current or pending legal proceedings and does not anticipate any legal proceedings that may have a material adverse affect on the consolidated financial position or results of operations of the Company.
9. Stockholders' Equity
On May 12, 2017, the Company filed a registration statement on Form S-3 (File No. 333-217977) (the "S-3"), to register Upland securities in an aggregate amount of up to $75.0 million for offerings from time to time. The S-3 was amended on May 22, 2017 and declared effective on May 26, 2017. On June 6, 2017, the Company completed a registered underwritten public offering pursuant to the S-3. The net proceeds of the offering were approximately $42.7 million, net of issuance costs, in exchange for 2,139,534 shares of common stock. See Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for more information related to the public underwritten offering.
As of September 30, 2017, the Company may issue up to approximately $29.0 million of securities under the remaining capacity of its S-3 shelf registration.
Restricted Stock Awards
Restricted share activity during the nine months ended September 30, 2017 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2016	839,477	$7.55
Awards granted	804,415
Awards vested	(249,501)
Awards forfeited	(45,112)
Unvested balances at September 30, 2017	1,349,279	$12.38
Stock Option Activity
Stock option activity during the nine months ended September 30, 2017 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2016	759,719	$6.06
Options granted	26,100	$23.60
Options exercised	(131,843)	$4.96
Options forfeited	(27,788)	$10.57
Options expired	(165)	$4.33
Outstanding at September 30, 2017	626,023	$6.83

Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$147	$13	$277	$28
Research and development	219	38	560	80
Sales and marketing	73	21	149	66
General and administrative	1,445	1,028	6,818	2,490
Total	$1,884	$1,100	$7,804	$2,664
10. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
U.S.	$21,455	$16,240	$57,080	$46,403
Canada	1,186	1,058	3,265	3,071
Other International	3,418	1,943	9,747	5,919
Total Revenues	$26,059	$19,241	$70,092	$55,393
11. Related Party Transactions
During the nine months ended September 30, 2017 and September 30, 2016, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC, in the amount of $1.8 million and $1.7 million, respectively. On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017. The Company has an outstanding purchase commitment in 2017 for software development services pursuant to a technology services agreement in the amount of $2.5 million. For years after 2017, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2017 total revenues increase by 10% as compared to 2016 total revenues, then the 2018 purchase commitment will increase by approximately $250,000 from the 2017 purchase commitment amount to approximately $2.8 million.
The Company purchased approximately $2.2 million and $1.1 million in services from Crossover, Inc. during the nine months ended September 30, 2017 and September 30, 2016, respectively. While there are no purchase commitments with Crossover, Inc., the Company continues to use its services in 2017.
The Company has an arrangement with a former subsidiary to provide management, human resource, payroll and administrative services. The Company received fees from this arrangement during the nine months ended September 30, 2017 and September 30, 2016 totaling $270,000 in each period, respectively.

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
In response to these changes, we are providing organizations and their knowledge workers with software applications that better align resources with business objectives and increase visibility, governance, collaboration, quality of customer experience and responsiveness to changes in the business environment. This results in increased work capacity, higher productivity, better execution and greater levels of customer engagement. Our applications are easy-to-use, scalable and offer real-time collaboration for knowledge workers distributed on a local or global scale. Our applications address enterprise work challenges in the following categories:

•	Project & Information Technology (IT) Management: Enables users to manage their organization’s projects, professional workforce and IT costs.

•	Workflow Automation: Enables users to automate document-intensive workflow business processes across their enterprise and supply chain.

•	Digital Engagement: Enables users to effectively engage with their customers, prospects and community via the web and mobile technologies.
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
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in three product categories (Project & IT Management, Workflow Automation, and Digital Engagement), each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in 2012 to $74.8 million in 2016 (and to $70.1 million for the nine months ended September 30, 2017), representing a 228% period-over-period growth rate. See Note 10 — Domestic and

Foreign Operations in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. We will prioritize acquisitions within our current core product categories including Project & IT Management, Workflow Automation, and Digital Engagement. Consistent with our growth strategy, we have made fifteen acquisitions since February, 2012 through September 30, 2017.
Key Metrics
In addition to the GAAP financial measures described below in “Components of Operating Results,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Reconciliation of Net loss to Adjusted EBITDA:
Net Loss	$(3,506)	$(2,390)	$(14,931)	$(11,540)
Add:
Depreciation and amortization expense	3,066	2,424	8,112	7,499
Interest expense, net	2,277	709	4,372	1,932
Loss on debt extinguishment	(1,634)	—	—	—
Other expense, net	130	64	260	1,105
Provision for income taxes	406	308	1,553	569
Stock-based compensation expense	1,884	1,100	7,804	2,664
Acquisition-related expense	4,399	1,047	10,368	4,855
Nonrecurring litigation expense	—	—	—	25
Purchase accounting deferred revenue discount	1,294	313	3,032	1,245
Adjusted EBITDA	$8,316	$3,575	$20,570	$8,354

Weighted average ordinary shares outstanding - basic	19,380,519	16,702,062	18,043,365	16,339,983
Weighted average ordinary shares outstanding - diluted	20,633,820	17,250,700	19,169,180	16,721,515
Adjusted EBITDA per share - basic	$0.43	$0.21	$1.14	$0.51
Adjusted EBITDA per share - diluted	$0.40	$0.21	$1.07	$0.50

Total revenue- plus purchase accounting deferred revenue discount	$27,366	$19,554	$73,137	$56,638
Adjusted EBITDA margin (using Total revenue plus purchase accounting deferred revenue discount)	30%	18%	28%	15%
Total revenue	$26,072	$19,241	$70,105	$55,393
Adjusted EBITDA margin	32%	19%	29%	15%

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

•
Our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, in the preparation of our annual operating budget, as a measure of our operating performance, to assess the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance, because Adjusted EBITDA eliminates the impact of items that we do not consider indicative of our core operating performance; and

•
Adjusted EBITDA provides more consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our operations and facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

•
Adjusted EBITDA does not reflect interest expense, acquisition-related expense, other expense, non-recurring litigation expense, loss on debt extinguishment, revenue discount required by purchase accounting, or tax payments that may reduce cash available for use; and

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$23,169	89%	$17,029	89%	$60,711	87%	$48,490	88%
Perpetual license	856	3%	332	2%	3,296	5%	1,108	2%
Total product revenue	24,025	92%	17,361	91%	64,007	92%	49,598	90%
Professional services	2,047	8%	1,880	9%	6,098	8%	5,795	10%
Total revenue	26,072	100%	19,241	100%	70,105	100%	55,393	100%
Cost of revenue:
Subscription and support (1)(3)	7,737	30%	5,747	30%	20,306	29%	16,607	30%
Professional services (1)	1,376	5%	1,045	5%	3,838	5%	3,775	7%
Total cost of revenue	9,113	35%	6,792	35%	24,144	34%	20,382	37%
Gross profit	16,959	65%	12,449	65%	45,961	66%	35,011	63%
Operating expenses:
Sales and marketing (1)	4,258	16%	3,097	16%	11,516	16%	9,119	16%
Research and development (1)	4,092	16%	3,737	19%	11,572	17%	11,701	21%
Refundable Canadian tax credits	(195)	(1)%	(115)	(1)%	(424)	(1)%	(340)	(1)%
General and administrative (1)(2)	5,084	19%	4,670	24%	17,564	25%	13,340	24%
Depreciation and amortization	1,648	6%	1,322	7%	4,111	6%	4,270	8%
Acquisition-related expenses	4,399	18%	1,047	7%	10,368	15%	4,855	10%
Total operating expenses	19,286	74%	13,758	72%	54,707	78%	42,945	78%
Loss from operations	(2,327)	(9)%	(1,309)	(7)%	(8,746)	(12)%	(7,934)	(15)%
Other Expense:
Interest expense, net	(2,277)	(9)%	(709)	(4)%	(4,372)	(6)%	(1,932)	(3)%
Loss on debt extinguishment	1,634	6%	—	—%	—	—%	—	—%
Other expense, net	(130)	—%	(64)	—%	(260)	(1)%	(1,105)	(2)%
Total other expense	(773)	(3)%	(773)	(4)%	(4,632)	(7)%	(3,037)	(5)%
Loss before provision for income taxes	(3,100)	(12)%	(2,082)	(11)%	(13,378)	(19)%	(10,971)	(20)%
Provision for income taxes	(406)	(1)%	(308)	(1)%	(1,553)	(2)%	(569)	(1)%
Net loss	$(3,506)	(13)%	$(2,390)	(12)%	$(14,931)	(21)%	$(11,540)	(21)%
Net loss per common share, basic and diluted	$(0.18)		$(0.14)		$(0.83)		$(0.71)
Weighted-average common shares outstanding, basic and diluted	19,380,519		16,702,062		18,043,365		16,339,983

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 9 — Stockholders' Equity.
(2) Includes General and administrative stock-based compensation of $1,884 and $1,100 for the three months and $7,804 and $2,664 for the nine months ended September 30, 2017 and September 30, 2016, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues is 14% and 19% for the three months and 15% and 20% for the nine months ended September 30, 2017 and September 30, 2016, respectively.

(3) Includes depreciation and amortization of $1,418 and $1,102 for the three months ended September 30, 2017 and September 30, 2016, respectively, and $4,001 and $3,229 for the nine months ended September 30, 2017 and September 30, 2016, respectively.

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$23,169	$17,029	36%	$60,711	$48,490	25%
Perpetual license	856	332	158%	3,296	1,108	197%
Total product revenue	24,025	17,361	38%	64,007	49,598	29%
Professional services	2,047	1,880	9%	6,098	5,795	5%
Total revenue	$26,072	$19,241	36%	$70,105	$55,393	27%

Percentage of revenue:
Subscription and support	89%	89%		87%	88%
Perpetual license	3%	2%		5%	2%
Total product revenue	92%	91%		92%	90%
Professional services	8%	9%		8%	10%
Total revenue	100%	100%		100%	100%
For the Three Months Ended September 30, 2017
Total revenue was $26.1 million in the three months ended September 30, 2017, compared to $19.2 million in the three months ended September 30, 2016, an increase of $6.8 million, or 36%. The acquisitions closed after June 30, 2016 contributed an increase of $7.3 million after the reduction of $1.3 million purchase accounting deferred revenue discount. Therefore, total revenue for the organic business decreased by $0.5 million, or 2%.
Subscription and support revenue was $23.2 million in the three months ended September 30, 2017, compared to $17.0 million in the three months ended September 30, 2016, an increase of $6.1 million, or 36%. The acquisitions closed after June 30, 2016 contributed to an increase in subscription and support revenue of $6.3 million after the reduction of $1.3 million purchase accounting deferred revenue discount. Therefore, subscription and support revenue for the organic business decreased by $0.2 million, or 1%.
Perpetual license revenue was $0.9 million in the three months ended September 30, 2017, as compared to $0.3 million in the three months ended September 30, 2016, an increase of $0.5 million, or 158%. The acquisitions closed after June 30, 2016 contributed an increase of $0.3 million in perpetual license revenue. Therefore, perpetual license revenue for the organic business increased by $0.2 million, or 53%.
Professional services revenue was $2.0 million in the three months ended September 30, 2017, compared to $1.9 million in the three months ended September 30, 2016, an increase of $0.2 million, or 9%. The acquisitions closed after June 30, 2016 contributed a $0.6 million increase in professional services revenue. Therefore, professional services revenue for the organic business decreased by $0.4 million, or 22%.
For the Nine Months Ended September 30, 2017
Total revenue was $70.1 million in the nine months ended September 30, 2017, compared to $55.4 million in the nine months ended September 30, 2016, an increase of $14.7 million, or 27%. The acquisitions closed after January 2016 contributed an increase of $15.2 million, after the reduction of $3.0 million in purchase accounting deferred revenue discount. The divestiture of the EPM Live product line in March 2016 decreased total revenue $0.8 million. Therefore, total revenue for the organic business increased by $0.3 million, or 1%.

Subscription and support revenue was $60.7 million in the nine months ended September 30, 2017, compared to $48.5 million in the nine months ended September 30, 2016, an increase of $12.2 million, or 25%. The acquisitions closed after January 2016 contributed an increase of $11.9 million in subscription and support revenue after the reduction of $3.0 million in purchase accounting deferred revenue discount. The divestiture of the EPM Live product line decreased subscription and support revenue by $0.5 million. Therefore, subscription and support revenue for the organic business increased by $0.8 million, or 2%.
Perpetual license revenue was $3.3 million in the nine months ended September 30, 2017, as compared to $1.1 million in the nine months ended September 30, 2016, an increase of $2.2 million, or 197%. The acquisitions closed after January 2016 increased perpetual license revenue by $2.2 million and the divestiture of the EPM Live product line had minimal impact on perpetual license revenue. Therefore, perpetual license revenue for the organic business remained flat year-over-year.
Professional services revenue was $6.1 million in the nine months ended September 30, 2017, compared to $5.8 million in the nine months ended September 30, 2016, an increase of $0.3 million, or 5%. The acquisitions closed after January 2016 increased professional services revenue by $1.0 million. The divestiture of the EPM Live product line decreased professional services revenue by $0.3 million. Therefore, professional services revenue for the organic business decreased by $0.4 million, or 8%.
Cost of Revenue and Gross Profit Percentage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$7,737	$5,747	35%	$20,306	$16,607	22%
Professional services	1,376	1,045	32%	3,838	3,775	2%
Total cost of revenue	9,113	6,792	34%	24,144	20,382	18%
Gross profit	$16,959	$12,449	36%	$45,961	$35,011	31%

Percentage of total revenue:
Subscription and support (1)	30%	30%		29%	30%
Professional services	5%	5%		5%	7%
Total cost of revenue	35%	35%		34%	37%
Gross profit	65%	65%		66%	63%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$443	$472		$1,461	$1,383
Amortization	$975	$630		$2,540	$1,846
Stock Compensation	$147	$13		$277	$28
For the Three Months Ended September 30, 2017
Cost of subscription and support revenue was $7.7 million in the three months ended September 30, 2017, compared to $5.7 million in the three months ended September 30, 2016, an increase of $2.0 million, or 35%. The acquisitions closed after June 30, 2016 contributed an increase to cost of subscription and support revenue of $2.5 million, primarily related to an increase of mobile messaging costs associated with the Waterfall product line. Therefore, cost of subscription and support revenue for the organic portion of our business decreased by $0.5 million, primarily related to personnel and related costs, most of which were the result of our planned operating efficiencies.
Cost of professional services revenue was $1.4 million in the three months ended September 30, 2017, compared to $1.0 million in the three months ended September 30, 2016, an increase of $0.3 million, or 32%. The acquisitions closed after June 30, 2016 contributed an increase to cost of professional services revenue of $0.3 million, which consisted primarily of personnel and related costs. Therefore, cost of professional services revenue for the organic portion of our business remained flat year-over-year.

For the Nine Months Ended September 30, 2017
Cost of subscription and support revenue was $20.3 million in the nine months ended September 30, 2017, compared to $16.6 million in the nine months ended September 30, 2016, an increase of $3.7 million, or 22%. The acquisitions closed after January 2016 contributed an increase to cost of subscription and support revenue of $3.5 million, which consisted primarily of mobile messaging costs associated with the Waterfall product line. The divestiture of the EPM Live product line decreased costs of subscription and support revenue by $0.3 million. Therefore, cost of subscription and support revenue for the organic portion of our business increased by $0.5 million, primarily related to charges related to the consolidation of our data-center contracts as we migrate our cloud infrastructure to Amazon Web Services (AWS) and an increase of mobile messaging costs associated with the Mobile Commons product line.
Cost of professional services revenue was $3.8 million in the nine months ended September 30, 2017, compared to $3.8 million in the nine months ended September 30, 2016, an increase of $0.1 million, or 2%. The acquisitions closed after January 2016 contributed an increase in cost of professional services revenue of $0.8 million primarily due to personnel and related costs. The divestiture of the EPM Live product line decreased costs of professional services by $0.3 million. Therefore, cost of professional services revenue for the organic portion of our business declined by $0.4 million and consisted primarily of personnel and related costs, most of which were the result of our planned operating efficiencies.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Sales and marketing (1)	$4,258	$3,097	37%	$11,516	$9,119	26%
Percentage of total revenue	16%	16%		16%	16%

(1) Includes stock compensation expense as follows:
Stock Compensation	$73	$21		$149	$66
For the Three Months Ended September 30, 2017
Sales and marketing expense was $4.3 million in the three months ended September 30, 2017, compared to $3.1 million in the three months ended September 30, 2016, an increase of $1.2 million, or 37%. The acquisitions closed after June 30, 2016 contributed $1.4 million of increased sales and marketing cost, primarily consisting of personnel and related costs. Therefore, sales and marketing expense for the organic portion of our business decreased by $0.2 million and consisted primarily of personnel and related costs, most of which were the result of our planned operating efficiencies.
For the Nine Months Ended September 30, 2017
Sales and marketing expense was $11.5 million in the nine months ended September 30, 2017, compared to $9.1 million in the nine months ended September 30, 2016, an increase of $2.4 million, or 26%. The acquisitions closed after January 2016 contributed $2.8 million of increased sales and marketing cost, primarily consisting of personnel and related costs. The divestiture of the EPM Live product line decreased sales and marketing costs by $0.1 million. Therefore, sales and marketing expense for the organic portion of our business decreased by $0.3 million, which consisted primarily of personnel and related costs, most of which were the result of our planned operating efficiencies.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Research and development (1)	$4,092	$3,737	9%	$11,572	$11,701	(1)%
Refundable Canadian tax credits	(195)	(115)	70%	(424)	(340)	25%
Total research and development	$3,897	$3,622	8%	$11,148	$11,361	(2)%

Percentage of total revenue:
Research and development	16%	19%		17%	21%
Refundable Canadian tax credits	(1)%	(1)%		(1)%	(1)%
Total research and development	15%	18%		16%	20%

(1) Includes stock compensation expense as follows:
Stock Compensation	$219	$38		$560	$80
For the Three Months Ended September 30, 2017
Research and development expense was $4.1 million in the three months ended September 30, 2017, compared to $3.7 million in the three months ended September 30, 2016, an increase of $0.4 million, or 9%. The acquisitions closed after June 30, 2016 contributed $0.8 million of increased research and development costs primarily consisting of personnel and related costs. Therefore, research and development costs for the organic portion of our business decreased by $0.4 million due to a decrease in personnel and related costs, most of which are the result of our planned operating efficiencies.
Refundable Canadian tax credits were $0.2 million in the three months ended September 30, 2017, compared to $0.1 million in the three months ended September 30, 2016.
For the Nine Months Ended September 30, 2017
Research and development expense was $11.6 million in the nine months ended September 30, 2017, compared to $11.7 million in the nine months ended September 30, 2016, a decrease of $0.1 million, or 1%. The acquisitions closed after January 2016 contributed $1.6 million of increased research and development costs primarily consisting of personnel and related costs. The divestiture of the EPM Live product line decreased research and development costs by $0.2 million. Therefore, research and development costs for the organic portion of our business decreased by $1.5 million due to a decrease in personnel and related costs, most of which are the result of our planned operating efficiencies.
Refundable Canadian tax credits were $0.4 million in the nine months ended September 30, 2017, compared to $0.3 million in the nine months ended September 30, 2016.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
General and administrative (1)	$5,084	$4,670	9%	$17,564	$13,340	32%
Percentage of total revenue	19%	24%		25%	24%

(1) Includes stock compensation expense as follows:
Stock Compensation	$1,445	$1,028		$6,818	$2,490
For the Three Months Ended September 30, 2017
General and administrative expense was $5.1 million in the three months ended September 30, 2017, compared to $4.7 million in the three months ended September 30, 2016, an increase of $0.4 million, or 9%. An increase in general administrative expense of $0.1 million was due to the acquisitions closed after June 30, 2016, which consisted primarily of personnel and related costs. Therefore, general and administrative expense for the organic portion of our business increased by $0.3 million, which was driven primarily by increased non-cash stock compensation expense.
For the Nine Months Ended September 30, 2017
General and administrative expense was $17.6 million in the nine months ended September 30, 2017, compared to $13.3 million in the nine months ended September 30, 2016, an increase of $4.2 million, or 32%. An increase in general administrative expense of $0.5 million was due to the acquisitions closed after January 2016, which consisted primarily of personnel and related costs. The divestiture of the EPM Live product line did not have any significant impact on general and administrative costs. Therefore, general and administrative expense for the organic portion of our business increased by $3.7 million, which was driven primarily by increased non-cash stock compensation expense.
Depreciation and Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$130	$171	(24)%	$366	$487	(25)%
Amortization	1,518	1,151	32%	3,745	3,783	(1)%
Total depreciation and amortization	$1,648	$1,322	25%	$4,111	$4,270	(4)%

Percentage of total revenue:
Depreciation	—%	1%		1%	1%
Amortization	6%	6%		5%	7%
Total depreciation and amortization	6%	7%		6%	8%
For the Three Months Ended September 30, 2017
Depreciation and amortization expense was $1.6 million in the three months ended September 30, 2017, compared to $1.3 million in the three months ended September 30, 2016, an increase of $0.3 million, or 25% . The acquisitions closed after June 30, 2016 increased the depreciation and amortization expense by $0.6 million, while the depreciation and amortization expense for the organic portion of our business decreased by $0.3 million as a result of assets acquired in earlier years becoming fully amortized or depreciated.
For the Nine Months Ended September 30, 2017
Depreciation and amortization expense was $4.1 million in the nine months ended September 30, 2017, compared to $4.3 million in the nine months ended September 30, 2016, a decrease of $0.2 million, or 4%. The acquisitions closed after January 2016 increased the depreciation and amortization expense by $1.0 million. The divestiture of the EPM Live product line decreased the depreciation and amortization expense by $0.1 million, while depreciation and amortization from the organic portion of our business decreased by $1.1 million as a result of assets acquired in earlier years becoming fully amortized or depreciated.
Acquisition-related Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Acquisition-related expenses	$4,399	$1,047	320%	$10,368	$4,855	114%
Percentage of total revenue	18%	7%		15%	10%
For the Three Months Ended September 30, 2017
Acquisition related expense was $4.4 million in the three months ended September 30, 2017, compared to $1.0 million in the three months ended September 30, 2016, an increase of $3.4 million, or 320%. These one-time acquisition related expenses vary by acquisition and are expensed as incurred. The level of acquisition activity varies from period to period so, as a result, year-over-year comparison of these expenses are not necessarily meaningful due to the one-time nature of these expenses. The higher acquisition-related expenses in the three months ended September 30, 2017 are driven by an acquisition in the current quarter compared to no acquisitions in the third quarter of 2016, the size of the three acquisitions in 2017 being much greater than the size of the acquisitions in 2016, and a non-cash restructuring charge of $0.7 million to write-off future obligations for unnecessary office lease commitments of our acquired businesses which was not present in the year-ago period.
For the Nine Months Ended September 30, 2017
Acquisition related expense was $10.4 million in the nine months ended September 30, 2017, compared to $4.9 million in the nine months ended September 30, 2016, an increase of $5.5 million, or 114%. These one-time acquisition related expenses vary by acquisition and are expensed as incurred. The level of acquisition activity varies from period to period so, as a result, year-over-year comparison of these expenses are not necessarily meaningful due to the one-time nature of these expenses. The higher acquisition-related expenses in the nine months ended September 30, 2017 are driven by an acquisition in the current quarter compared to no acquisitions in the third quarter of 2016, the size of the three acquisitions in 2017 being much greater than the size of the acquisitions in 2016, and non-cash restructuring charges of $1.7 million to write-off future obligations for unnecessary office lease commitments of our acquired businesses which were not present in the year-ago period.

Other Income (Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016	% Change	2017	2016	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(2,277)		$(709)	221%	$(4,372)	$(1,932)	126%
Loss on debt extinguishment	1,634		—	NA	—	—	NA
Other expense, net	(130)		(64)	103%	(260)	(1,105)	(76)%
Total other expense	$(773)		$(773)	—%	$(4,632)	$(3,037)	53%

Percentage of total revenue:
Interest expense, net	(9)%		(4)%		(6)%	(3)%
Loss on debt extinguishment	6%	—	—%		—%	—%
Other expense, net	—%		—%		(1)%	(2)%
Total other expense	(3)%		(4)%		(7)%	(5)%
For the Three Months Ended September 30, 2017
Interest expense was $2.3 million in the three months ended September 30, 2017, compared to $0.7 million in the three months ended September 30, 2016, an increase in interest expense of $1.6 million, or 221%. The increase was due to an increase in borrowing on our debt facility for the Omtool, RightAnswers, and Waterfall acquisitions in January 2017 April 2017, and July 2017, respectively, and from third party costs expensed as cash interest in conjunction with modifications to our Credit Facility during the three months ended June 30, 2017 and the three months ended September 30, 2017.
Loss on debt extinguishment was $1.6 million in the three months ended September 30, 2017, compared to zero in the three months ended September 30, 2016, a decrease of $1.6 million, as a result of a reversal of the immaterial non-cash charge taken during the three months ended June 30, 2017.
Other expense was $0.1 million in the three months ended September 30, 2017, compared to other expense of $0.1 million in the three months ended September 30, 2016.
For the Nine Months Ended September 30, 2017
Interest expense was $4.4 million in the nine months ended September 30, 2017, compared to $1.9 million in the nine months ended September 30, 2016, an increase in interest expense of $2.4 million, or 126%. The increase was due to an increase in borrowing on our debt facility for the Omtool, RightAnswers, and Waterfall acquisitions in January 2017 April 2017, and July 2017, respectively, and from third party costs expensed as cash interest in conjunction with modifications to our Credit Facility during the three months ended June 30, 2017 and the three months ended September 30, 2017.
Other expense was $0.3 million in the nine months ended September 30, 2017, compared to other expense of $1.1 million in the nine months ended September 30, 2016, a decrease of $0.8 million. The decrease in other expense was primarily due to the non-cash accounting loss on the divestiture of the EPM Live assets as part of the acquisition of HipCricket in March 2016.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(dollars in thousands)
Provision for income taxes	$(406)	$(308)	32%	$(1,553)	$(569)	173%
Percentage of total revenue	(1)%	(1)%		(2)%	(1)%
For the Three Months Ended September 30, 2017
Provision for income taxes was $0.4 million in the three months ended September 30, 2017, compared to the provision for income taxes of $0.3 million in the three months ended September 30, 2016.
For the Nine Months Ended September 30, 2017
Provision for income taxes was $1.6 million in the nine months ended September 30, 2017, compared to the provision for income taxes of $0.6 million in the nine months ended September 30, 2016, an increase of $1.0 million primarily related to the Company's slightly increased taxable income.
Liquidity and Capital Resources
To date, we have financed our operations primarily through capital raising including sales of our common stock, cash from operating activities, borrowing under our credit facility, and the issuance of notes to sellers in some of our acquisitions.
On May 12, 2017, the Company filed a registration statement on Form S-3 (File No. 333-217977) (the "S-3"), to register Upland securities in an aggregate amount of up to $75.0 million for offerings from time to time. The S-3 was amended on May 22, 2017, and declared effective on May 26, 2017. On June 6, 2017, pursuant to the S-3, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Needham & Company, LLC and William Blair & Company, L.L.C., as representatives of the several underwriters named therein, relating to the sale and issuance of 2,139,534 common shares of the Company for an offering price to the public of $21.50 per share. The net proceeds of the registered public offering were approximately $42.6 million, net of issuance costs, in exchange for 2,139,534 shares of common stock.
As of September 30, 2017, we had cash and cash equivalents of $53.0 million, $50.0 million of available borrowings under our loan and security agreements, and $94.4 million of borrowings outstanding under our loan and security agreements. As of December 31, 2016, we had cash and cash equivalents of $28.8 million, $20.0 million of available borrowings under our loan and security agreements, and $49.4 million of borrowings outstanding under our loan and security agreements.
Fifth Amendment to Credit Facility
On August 2, 2017, the Company entered into a credit facility with Wells Fargo Capital Finance and CIT Bank, N.A. as joint lead arrangers, and including Goldman Sachs Bank USA, Regions Bank, and Citizens Bank, N.A., with a Fifth Amendment to Credit Agreement (the “Fifth Amendment”) that amends that certain Credit Agreement dated as of May 14, 2015 (the “Credit Facility”) among inter alia the Company, certain of its subsidiaries, and each of the lenders named in the Credit Facility.
The Credit Facility now provides for a $200.0 million credit facility, including a $94.4 million outstanding term loan, a $40.0 million delayed draw term loan commitment, a $10.0 million revolving loan commitment, and a $55.0 million uncommitted accordion.
Specifically, the Fifth Amendment provides for, among other things, (i) the expansion of the Company’s delayed draw term facility from $10.0 million to $40.0 million, (ii) an increase in the Company’s uncommitted accordion amount from $20.0 million to $55.0 million, (iii) reduces principal installments to 2.5% per annum on or before June 30, 2019 with the existing 5.0% per annum due thereafter until the facility’s maturity date of August 2, 2022, (iv) a favorable adjustment to the leverage ratio such that funded indebtedness used in the leverage ratio is reduced by qualified cash in excess of $2.5 million, not to exceed $15.0 million, and (v) an increase in the maximum amount of purchase consideration payable in respect of an individual permitted acquisition from $20.0 million to $25.0 million and in respect of all permitted acquisitions from $75.0 million to $175.0 million.

As of September 30, 2017 and December 31, 2016, we had a working capital deficit of $16.5 million and $7.6 million, respectively, which included $31.8 million and $23.6 million of deferred revenue recorded as a current liability as of September 30, 2017 and December 31, 2016, respectively. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$5,808	$1,135
Net cash used in investing activities	(61,606)	(13,140)
Net cash provided by financing activities	79,534	10,758
Effect of exchange rate fluctuations on cash	482	254
Change in cash and cash equivalents	24,218	(993)
Cash and cash equivalents, beginning of period	28,758	18,473
Cash and cash equivalents, end of period	$52,976	$17,480
Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Our operating assets and liabilities consist primarily of cash, receivables from customers, prepaid assets, unbilled professional services, accounts payable, accrued compensation and other accrued expenses, and deferred revenues. The volume of professional services rendered and the related timing of collections on those bookings, as well as payments of our accounts payable, accrued payroll and related benefits, affect these account balances.
Our cash provided by operating activities for the nine months ended September 30, 2017 primarily reflects our net loss of $14.9 million plus non-cash expenses that included $8.1 million of depreciation and amortization, $7.8 million of non-cash stock compensation expense, $0.4 million of non-cash interest, $0.7 million of deferred income taxes, offset by $0.4 million of foreign currency re-measurement gains. Working capital sources of cash included a $0.8 million decrease in accounts receivable, a $1.7 million decrease in Prepaids and other, a $1.7 million increase in accounts payable, a $0.8 million increase in accrued expenses, and uses of cash included a $0.8 million decrease in Deferred Revenue.
A substantial source of cash is invoicing for subscriptions and support fees in advance, which is recorded as deferred revenue, and is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of booked fees for our software subscriptions and support, which is amortized into revenue in accordance with our revenue recognition policy. We assess our liquidity, in part, through an analysis of new subscriptions invoiced, expected cash receipts on new and existing subscriptions, and our ongoing operating expense requirements.
Cash Flows from Investing Activities
Our primary investing activities have consisted of acquisitions of complementary technologies, products and businesses. As our business grows, we expect our primary investing activities to continue to further expand our family of software applications and infrastructure and support additional personnel.
For the nine months ended September 30, 2017, cash used in investing activities for business combinations, consisted of (i) cash proceeds totaling $61.1 million paid during the period to sellers of Omtool, Ltd., RightAnswers, Inc., and Waterfall International, Inc., which were acquired in January, April, and July 2017, respectively, (ii) purchases of customer relationships of $0.1 million, and (iii) purchases of property and equipment of $0.4 million.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced applications and professional service offerings, and acquisitions of complementary technologies, products and businesses.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our operations, proceeds from debt obligations incurred to finance our operations, repayments of our debt obligations and share based payment activity.
During the nine months ended September 30, 2017, we received $42.6 million, net of issuance costs, related to the issuance of our common stock, borrowed and repaid $9.0 million under our revolving line of credit, and borrowed $45.7 million, net of issuance costs, in term loans, comprised of (i) $9.9 million delayed draw term loan, net of issuance costs, (ii) $14.4 million, net of issuance costs from the accordion feature of our credit agreement, and (iii) an additional $21.4 million term loan, net of issuance costs, repaid $2.3 million of term loans payable, paid $5.4 million in additional consideration to sellers of acquired businesses, and made principal payments of $1.1 million on capital leases.
Loan and Security Agreements
See Note 6 - Debt for more information regarding our Loan and Security Agreements and outstanding debt as of September 30, 2017.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2017 and September 30, 2016, respectively, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and nine months ended September 30, 2017, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 30, 2017. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of September 30, 2017, we had a principal balance of $89.0 million under our U.S. Term Loan, none under our U.S. Revolver, $5.4 million under our Canadian Term Loan and none under our Canadian Revolver. See Note 12 — Subsequent Events in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding additions to this facility.
As of December 31, 2016, we had a principal balance of $43.8 million under our U.S. Loan Agreement and $5.6 million under our Canadian Loan Agreement.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, which expose us to foreign exchange rate risk. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $7.0 million for the nine months ended September 30, 2017. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Subsequent to the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, we identified and successfully remediated a material weakness in the operating effectiveness of the review control over the evaluation of certain complex and non-routine debt modifications. Management has completed the following improvements to this review control over the evaluation of certain complex and non-routine debt modifications:

•
Conducted training regarding the design and operation of controls with those responsible for performing and reviewing the process level control activities over the evaluation of certain complex and non-routine debt modifications, in connection with amendments of our credit facilities, for modification versus extinguishment accounting under ASC 470, Debt, based on the application of the cash flow test.

•	Enhanced review controls over non-routine debt transactions,
Management has assessed the above identified changes to the review control over the evaluation of certain complex and non-routine debt modifications to ensure that the changes have been properly designed and implemented and are operating effectively. The assessment performed has allowed management to conclude that as of the end of the period covered by this Report, the Company's disclosure controls and procedures were effective at the reasonable assurance level. The process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

There were no other changes in our internal control over financial reporting during the quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
On May 14, 2015, we entered into a credit facility with Wells Fargo Capital Finance, which has been amended though a series of redeterminations and expanded to include a syndicate of banks (as amended, the "Credit Facility"). In 2017, the Credit Facility was amended on April 21, 2017 with the Fourth Amendment to the Credit Agreement (the Fourth Amendment") and further amended on August 2, 2017 with the Fifth Amendment to Credit Agreement ("the Fifth Amendment").
Effective as of the Fourth Amendment executed on April 21, 2017, the Credit Facility was comprised of a $44.4 million term loan, a $10.0 million revolving credit facility, a $10.0 million delayed draw term loan for acquisitions. Additionally, the facility provided for uncommitted increases in the maximum size of the loan facility by an aggregate principal amount of $20.0 million to further support future acquisitions and an additional $16.7 million of subordinated seller notes for acquisitions.
Effective as of the Fifth Amendment executed on August 2, 2017, the Credit Facility now provides for a $200.0 million credit facility, including a $94.4 million outstanding term loan, a $40.0 million delayed draw term loan commitment, a $10.0 million revolving loan commitment, and a $55.0 million uncommitted accordion.
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
Our obligations and the obligations of the co-borrowers and any guarantors under the Credit Facility are secured by a security interest in substantially all of our assets and assets of the co-borrowers’ and of any guarantors, including intellectual property. The terms of the Credit Facility limits, among other things, our ability to

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
Furthermore, the Credit Facility requires us and our subsidiaries to comply with certain financial covenants. The operating and other restrictions and covenants in the Credit Facility, and in any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in certain business activities, or expand or fully pursue our business strategies, or otherwise limit our discretion to manage our business. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, and we may not be able to meet those restrictions and covenants. A breach of any of the restrictions and covenants could result in a default under the Credit Facility or any future financing arrangements, which could cause any outstanding indebtedness under the credit facility or under any future financing arrangements to become immediately due and payable, and result in the termination of commitments to extend further credit.
As of September 30, 2017 there was $94.4 million outstanding under the Credit Facility, $94.4 million of which was outstanding under the term loan portion, none outstanding under the $40.0 million delayed draw term loan, none outstanding under the $10.0 million revolving portion of the Credit Facility and none outstanding under the $55.0 million uncommitted loan feature.
Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*	Fifth Amendment to Credit Agreement dated as of August 2, 2017, among inter alia the Company and certain of its domestic and Canadian subsidiaries, as borrowers, and each of the lenders party thereto.
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

UPLAND SOFTWARE, INC.
Dated: November 14, 2017	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer