Form 10-K
period 2017-12-31
Upland Software, Inc.
filed 2018-03-09
CIK 1505155

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $222 million based upon the closing price of $21.99 of such common stock on the Nasdaq Global Market on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2017 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of March 1, 2018, 20,768,401 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:
Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2018 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

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
We provide cloud-based enterprise work management software. We define enterprise work management software as software that enables organizations to effectively plan, manage, and execute projects and work. Our software applications address enterprise work challenges in the following categories:

•	Project & Information Technology (IT) Management. Enables users to manage their organization’s projects, professional workforce, and IT costs.

•	Workflow Automation. Enables users to streamline, optimize, automate, and secure document-intensive workflow business processes across their enterprise and supply chain.

•	Digital Engagement. Enables users to more effectively engage with their customers, prospects, and community via the web and mobile technologies.
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
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. Contract terms typically range from one to three years and are prepaid annually in advance. We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. We have more than 4,000 customers with over 450,000 users across a broad range of industries, including financial services, retail, technology, manufacturing, legal, education, consumer goods, media, telecommunications, government, non-profit, food and beverage, healthcare, and life sciences.
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in three product categories (Project & IT Management, Workflow Automation, and Digital Engagement), each of which addresses a specific enterprise work management need. For the twelve months ended December 31, 2017, compared to the twelve months ended December 31, 2016, our total revenue grew from $74.8 million to $98.0 million, representing a 31% period-over-period growth rate. For the twelve months ended December 31, 2017, compared to the twelve months ended December 31, 2016, our subscription and support revenue grew from $65.6 million to $85.5 million, representing a 30% period-over-period growth rate. See Note 13 Domestic and Foreign Operations, of the Notes to Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license, and professional services revenue. For the twelve months ended December 31, 2017 and 2016, our subscription and support revenue accounted for 87% and 88% of total revenue, respectively. Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the twelve months ended December 31, 2017 and 2016, our perpetual license revenue accounted for 4% and 2% of total revenue, respectively. The support agreements related to our perpetual licenses are typically one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration, and training on our applications. For the twelve months ended December 31, 2017 and 2016, our professional services revenue accounted for 9% and 10% of total revenue, respectively.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, customer base, and market access, resulting in increased benefits of scale. We will prioritize acquisitions within our current core product categories, including Project & IT Management, Workflow Automation, and Digital Engagement. Consistent with our growth strategy, we have made a total of sixteen acquisitions in the six years ending December 31, 2017.
We completed our initial public offering in November 2014, and our common stock is listed on the Nasdaq Global Market under the symbol “UPLD.”

Industry Background
The continued growth of an information-based economy driven by technological innovation and globalization is changing the business environment and the way work is done. These changes have given rise to a large and growing group of knowledge workers who operate in dynamic work settings as part of geographically dispersed and virtual teams. To be successful, these knowledge workers must quickly synthesize, analyze, and act on large amounts of information, and collaborate effectively at any time, from anywhere and on multiple devices.
Many organizations continue to utilize manual processes and traditional tools, such as paper-based procedures, spreadsheets, and email, as well as legacy on-premise enterprise systems, to manage knowledge work. The limitations of these processes and systems include siloed and disparate information, limited visibility and transparency, poor collaboration among teams, lost productivity, and misalignment of work efforts and overall business objectives. In addition, legacy on-premise enterprise systems can be expensive and time intensive to implement, inflexible and difficult to use, and costly to upgrade and maintain. Today, legacy processes and systems are being disrupted and replaced by cloud-based enterprise software that combines improved visibility, collaboration, and productivity with rapid speed-to-value, low total cost of ownership, and reduced financial risk.
The Upland Approach
Our family of cloud-based software applications deliver the functionality required to plan, manage, and execute projects and work. Our cloud-based enterprise software applications can increase work capacity and productivity by reducing manual processes and isolated silos of information, and by enhancing collaboration across organizations. Our applications allow our customers to effectively manage the rapid pace of change and complexity in today’s work environment. Our customers currently use our applications in the following functional areas:

•
Information Technology. Information technology (IT) departments use our applications to manage a variety of IT activities and resources, such as projects and application portfolios. Our applications help information technology departments ensure they are delivering against the objectives of the business by helping them select and prioritize the right investments, gain greater control of resource demand and allocation, and track and report benefit realization. Our applications enable executives to gain better insight intoIT spending to help prevent cost overruns and understand the nature of consumption. By enabling IT departments to make more informed decisions with real-time visibility across their complete portfolio, our applications empower them to shift from a cost center to a more strategic enterprise function.

•
Process Excellence and Operations. Process excellence, Lean Six Sigma, and similar functional groups within organizations use our applications to facilitate critical process improvement efforts. Our applications help provide high-level visibility and tracking of process excellence programs, automate processes, and streamline workflows, while improving process governance. Process improvement and similar business transformation initiatives continue to be key drivers of corporate performance, especially among large global corporations.

•
Finance. Finance departments use our applications as a cost allocation tool for the assessment and validation of proposed investments and initiatives of particular lines-of-business, for increased visibility and governance of capital expenditures and cost-cutting projects, and for a deeper understanding of actual resource utilization and costs. Our applications help improve collaboration between finance departments and particular lines of business, in addition to streamlining compliance and accounting workflows.

•
Professional Services. Professional services organizations, such as consulting or software development firms, employ our applications to streamline service delivery, and to optimize utilization of billable resources. In addition, service-oriented departments within organizations, such as customer service and support teams, utilize our applications to more effectively budget, plan, and track the provision of services, and to improve capacity planning and forecasting.

•	Marketing. Marketing teams employ our applications to enhance their overall marketing effectiveness.

We offer applications that help customers build their online and mobile brand presence, engage their target audiences, collaborate on the creation and publication of content, and gain increased control over marketing workflows, activities, and budgets. Our applications empower marketing and communications organizations to more effectively manage the influx of projects, information, processes, and systems necessary to meet today’s modern marketing requirements.

•
Sales Operations. Sales operation teams employ our applications to reduce the time their salespeople spend searching for or writing content, enabling them to deliver quality proposals and improve win rates. With the ability to create and manage a branded, approved library, our customers maintain content integrity and compatibility, ease the burden of updates, simplify compliance, and control their messaging and design in the content their salespeople use for presentations, quotes and proposals.

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

•
Our applications collect and make available real-time data regarding the planning, management, and execution of projects and work processes across teams and business units, which enables a more complete view of teams, projects, and resources at anytime from anywhere.

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

Our Competitive Strengths
We believe the following competitive strengths are keys to our success:

•
Large, diversified customer base. Our customer base is highly diverse and spans a broad array of industries, including financial services, retail, technology, manufacturing, legal, education, consumer goods, media, telecommunications, government, non-profit, food and beverage, healthcare and life sciences. We service customers of varying size, ranging from large global corporations and government agencies to small- and medium-sized businesses. We have over 4,000 customers, with no customer accounting for more than 3% of our revenue.

•
Diversified family of software applications. We offer a family of cloud-based enterprise work management software applications that addresses a broad range of enterprise needs. We believe this benefits our customers as compared to many of our cloud-based competitors who offer only a single point solution for a more limited and discrete need. Our current applications address the information technology, process excellence, finance, professional services, and marketing functions within organizations.

•
Recurring revenue model with high visibility. We believe we have an attractive operating model due to the recurring nature of our subscription revenue, which results in greater visibility and predictability of future revenue and enhances our ability to effectively manage our business. In addition, the cloud-based nature of our model accommodates significant additional business volume with limited incremental costs, providing us with opportunities to improve our operating margins.

•
Proven M&A capability. We have a proven ability to successfully identify, acquire and integrate complementary businesses to grow our company, as evidenced by the sixteen acquisitions we have completed since the beginning of 2012. We believe that our acquisition experience and strategy gives us a competitive advantage in identifying additional opportunities to expand our family of software applications to better serve our customers.

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

•
Commitment to customer success. We have a dedicated customer success organization whose mission is to drive adoption, value realization, retention, and loyalty across our customer base. Our focus on enabling our customers’ success is a key reason our annual net dollar retention rate was 93% as of December 31, 2017. Our commitment to customer success has enabled us to expand our footprint within customer organizations and facilitate the ongoing adoption of our enterprise software applications. We utilize Net Promoter Score (NPS) methodology to track our progress and drive continuous improvement.

Our Strategy for Growth
We believe the key elements of our strategy for growth are as follows:

•
Increase sales to existing customers. We believe there is a significant opportunity to expand the adoption of our applications within existing customer organizations, particularly within divisions or departments that have not previously used our applications. We also intend to cross-sell additional applications to our existing customers, as very few of our customers currently use more than one of our applications. In addition, we intend to add new applications to our family of applications that will address additional functions within the enterprise spectrum. We believe these initiatives will significantly increase the value of our platform to our customers, further strengthen our competitive position, and drive increased adoption of multiple applications by our customers.

•
Add new customers. We maintain direct sales and marketing capabilities to further grow our customer base. We also maintain indirect sales channels through alliances with strategic partners that can leverage our applications with their complementary services and technologies. In addition, we continue to expand the range of integrations between our software and third-party applications and platforms, which we believe make our applications more attractive to a broader audience of potential customers.

•
Acquire complementary software businesses. We intend to pursue acquisitions of complementary technologies, products, and businesses to expand our product families and customer base, and to provide access to new markets and increased benefits of scale. Our dedicated and experienced corporate development team continually monitors a pipeline of potential acquisition candidates, many of which are smaller in scale or address only limited enterprise challenges, which often operate outside the scope of some of our larger competitors. We believe that our acquisition experience and strategy gives us a competitive advantage in identifying additional opportunities to expand our family of cloud-based applications to better serve our customers. We intend to prioritize acquisitions within the product families we currently offer, including Project & IT Management, Workflow Automation and Digital Engagement.

•
Expand globally. We believe there is an opportunity to grow sales of our applications globally. In fiscal 2017, 2016, and 2015, approximately 18%, 16%, and 19%, respectively, of our revenue was derived from sales outside the United States. Over the next several years, we plan to continue to evaluate growth opportunities outside the United States through selective acquisitions, the hiring of additional sales personnel, and entering into strategic partnerships.

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

Our Products
We provide a family of cloud-based enterprise software applications under the Upland brand. Our applications are easy-to-deploy, highly configurable, scalable, flexible, and secure. We provide applications in three product families: Project & IT Management, Workflow Automation, and Digital Engagement. Our Project & IT Management product family enables users to manage their projects, professional workforce, and IT costs. Our Workflow Automation product family enables users to streamline, optimize, automate, and secure document-intensive business processes across their enterprise and supply chain. Our Digital Engagement product family enables users to effectively engage with their customers, prospects, and community via the web and mobile technologies.
Project & IT Management
Project and Portfolio Management. Our program and portfolio management applications are used by our customers to gain high-level visibility across their organizations and improve their top-down and bottom-up governance of programs, initiatives, investments, and projects. Our customers use these capabilities to:

•	gather, develop, and assess ideas and proposed investments;

•	prioritize and select projects and investments according to business value and strategic fit;

•	more effectively allocate resources in alignment with business objectives;

•	respond quickly to change with real-time visibility into project status, and with the ability to evaluate the impact of potential changes; and

•	gauge performance against strategic objectives, execution-level indicators, and financial metrics.
Our program and portfolio management applications are currently used within the information technology, finance and process excellence functions of customer organizations, and in the healthcare and education industries.
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
Our professional services automation applications are currently used within the information technology, marketing, finance, and professional services functions of customer organizations.
IT Financial Management. Our financial management application is used by our customers to gain visibility into the cost, quality, and value of services the information technology and finance functions deliver to organizations. This increased transparency helps our customers to improve alignment during planning and budgeting processes, and to validate proposed investments and initiatives of a particular line of business. Our customers use these capabilities to:

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
Our financial management application is currently used within the information technology and finance functions of customer organizations.
Knowledge Management. Our knowledge management application is used by customers to increase IT help desk and customer service agent productivity, improving employee and customer experience with a centralized knowledge hub to create, maintain, and find relevant information quickly. The searchable knowledge base reduces the time spent searching for answers, minimizes training time, and decreases support costs. Our customers use these capabilities to:

•	deliver excellent IT support and customer service experiences;

•	improve organization productivity and lower internal support costs by enabling employees to find, create, and share company knowledge more intelligently;

•	implement web and mobile self-service with accurate knowledge solutions to the most common issues experienced by users on more than 600 of the most widely used off-the-shelf software applications; and

•
drive customer loyalty by instantly providing relevant information across support channels, including web, mobile, and chat. Our knowledge management application is suitable for virtually any industry, and is currently used within the IT help desk and customer service functions of customer organizations.

Workflow Automation
Secure, Enterprise-Class Document Capture and Fax Routing. Our secure document capture and fax application is used by our customers to enable secure document process automation through an all-in-one platform that accelerates paper and electronic document-intensive workflows and communications. Our customers use these capabilities to:

•	empower organizations with one extensible, easy-to-use platform for both document capture (scanning) and fax;

•	secure corporate communications and facilitate compliant communications for regulated employees;

•
increase customer satisfaction and save time through automated processes, convert from paper to online with increased accessibility, allowing for better management of customer interactions and improve overall service response times;

•	lower total costs by consolidating fax infrastructure through Fax over IP technology that enables least cost routing;

•	reduce risk though highly-scalable, reliable infrastructure that seamlessly supports a wide range of use cases with both fail over and disaster recovery;

•
streamline mission-critical document workflows such as, e-filing, scanning to document management systems (DMS), and managing communications for sensitive intellectual property, while maintaining high levels of document integrity and security; and

•	protect sensitive data with the ability to set custom business rules, such as flagging sensitive keywords to prevent data loss or holding documents until authorized users can access them.
Our enterprise secure document capture and fax applications are currently used in legal, financial services and healthcare, and other document-intensive functions of customer organizations.
Cloud-based Document, Forms and Process Automation. Our powerful end-to-end cloud solution for documents and forms management and workflow automation is used by our customers to automate document-based workflows by capturing, storing and routing content, assigning work tasks and creating audit trails for operations such as healthcare records, loan processing, human resource procedures, and accounts receivable and payable processing. Our customers use these capabilities to:

•	empower collaboration across the enterprise by providing a better way for employees, suppliers, freelance contractors, and partners to access, share, and update content from anywhere;

•	streamline workflows by creating custom rules to process and route content for approval;

•	automatically capture, index, classify, and organize enterprise content in a secure, central repository with document retention policies to meet business and compliance requirements;

•	apply and enforce document retention policies to meet business and compliance requirements;

•	transform traditional PDF forms into clickable, HTML-based forms to eliminate paper processes and streamline other tasks;

•	boost productivity by intelligently connecting users to their organization's everyday line of business applications, eliminating the tedious process of searching and retrieving related content; and

•	make better business decisions based on actionable insights and analytics.
Our workflow automation and enterprise content management applications are currently used within the information technology, finance, marketing, and process excellence functions of customer organizations.
RFP and Sales Proposal Automation. Customers use our proposal automation and content management applications to capture and store content, route proposal content for review and approval, automate creation of sales documents, and track content effectiveness. Our customers use these applications to:

•	empower collaboration by enabling sales teams, product managers, and other subject matter experts to access, share, and update content from anywhere;

•	streamline workflows by creating customs rules to process and route proposal content and documents for approval;

•	capture, index, classify, and organize enterprise content in a secure, central repository with flexible view, edits, and approval permissions to meet business and compliance requirements; and

•	track project, content, and staff performance to improve business efficiencies.
Our proposal automation and content management applications are currently used within the sales, marketing, product, finance, legal, and process excellence functions of customers across a variety of industries, including financial services, technology, business and professional services, telecommunications, and healthcare.
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

•	enable a closed-loop manufacturing and supply chain management process, resulting in reductions in raw material, work-in-process, finished goods inventory, and inventory carrying costs.
Our supply chain visibility and collaboration application is currently used in industrial and diversified manufacturing, healthcare, aerospace and defense, energy, automotive, electronics, sporting goods, and consumer packaged goods organizations.
Digital Engagement
Website Management and Web Visitor Insights. Our website management and web visitor insights applications are used by customers to connect and communicate with their target markets to build brand relationships or drive a highly relevant customer experience. Additionally, our website management and visitor insights applications are used by enterprise marketers and media companies to create, maintain, and deliver websites that enhance and influence prospect and customer engagement. These applications empower non-technical staff to create, manage, publish, analyze, and refine content and social media assets without information technology intervention. Our customers use these capabilities to:

•	streamline the process for creating and managing website content;

•	deliver more relevant, personalized content to website visitors based on the tracking of individual visitor behavior;

•	convert website visits to actionable sales leads; and

•	integrate user-generated content, such as polls, surveys, blogs, ratings, and comments, into their websites.
Our Website Management and Web Visitor Insights applications are currently used within the marketing and sales functions of our customers.
Mobile Engagement. Our mobile engagement applications are used by customers to engage with their target markets to drive a particular outcome via their mobile devices while providing a timely and personalized customer experience. Additionally, our mobile engagement applications are used by government, non-profit organizations, healthcare, media, restaurant and retail companies to plan, execute, manage, and analyze personalized mobile messaging campaigns that deliver effective mobile campaigns at scale. Our customers use these capabilities to:

•	engage target audiences with automated one-to-one or batch text message campaigns;

•	reach the correct person at exactly the right moment through list segmentation and scheduling;

•	provide timely alerts and reminders on important events based on user preferences;

•	manage and analyze their database and all mobile communications from a central mobile CRM, keeping track of all users and actions;

•	integrate mobile campaign data and results with other systems;

•	communicate via multi-channel outreach through additional innovative mobile features such as Push Notifications, RCS and Mobile Wallet.

Our Mobile Engagement applications are currently used within the communications and marketing function of our customers.
Customer Service Knowledge Management. Our customer service knowledge management applications are used by customers to provide a centralized knowledge hub to power their customer contact channels, increasing productivity of customer contact agents and improves employee and customer experience. Additionally, our customer service knowledge management applications are used by large enterprise call centers and banking and financial services organizations, to deliver the right answer to the right person at the right time. Our customers use these capabilities to:

•	provide every channel value by helping to ensure customers obtain fast, consistent answers;

•	deliver great customer service through a great knowledge experience;

•	enable agents by arming them with good knowledge;

•	develop a knowledge strategy that addresses customer service challenges.
Our Customer Service Knowledge Management applications are currently used with the IT department, customer service, customer support, and knowledge management function of our customers.
Customers
We have more than 4,000 customers with over 450,000 users. Our customers operate in a wide variety of industries, including financial services, retail, technology, manufacturing, legal, education, consumer goods, media, telecommunications, government, non-profit, food and beverage, healthcare and life sciences, chemicals, and travel and hospitality. No customer represented more than 3% of our revenue for the year ended December 31, 2017.
Sales
We sell our software applications primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition to our direct sales organization, we have an indirect sales organization that sells to distributors and value-added resellers. We employ a land-and-expand go-to-market strategy. After we demonstrate the value of an initial application to a customer, our sales and account management teams work to expand the adoption of that initial application across the customer organization, as well as cross-sell additional applications to address other enterprise needs of the customer.
Marketing
Our marketing activities are designed to build awareness of the Upland brand and the individual software applications we offer, generate thought leadership, and create demand, resulting in leads and opportunities for our sales organizations. We focus a significant portion of our marketing activities on our existing installed base of customers to drive expansion and cross-sell opportunities. Our marketing programs target decision makers and influencers who participate in a buying cycle, including the chief information officer, the chief marketing officer, the chief financial officer, the director of process excellence, and other key technology and business managers. Our principal marketing programs include:

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

•
Executive Outreach: Promotes open communication between the Upland leadership team, which is fully committed to making sure customers are delighted with their Upland experience, and customer executives.

Technology and Operations
Our cloud-based family of applications utilizes a multi-tenant architecture and our customers access our applications using a secure Internet connection through a standard web browser. Our applications are easy to deploy, highly configurable, scalable, flexible, and secure, and provide our customers with a modern and intuitive user experience.
We utilize both public and private cloud technology to deliver services to our customers. The services are hosted in Tier 3 data centers located in the United States and in other countries. The facilities are designed and operated by third parties that provide 24/7 security, biometric access controls, redundant networking, power and environmental systems, and monitoring. Upland Software designs and operates the infrastructure architecture with fully redundant subsystems, highly available (HA) configurations, and defense in depth security zones.
Our applications are built on highly available and modular architectures that balance customer workloads across multiple servers. This allows us to provide a flexible method for scaling customers without impacting other parts of the architectural environment while maintaining the high levels of uptime our customers require.
Our family of applications offers high levels of security through logical data segregation of each customer’s data from the data of other customers and through limiting access to our platform to only those individuals authorized by our customers. In addition, sensitive customer data is encrypted "at rest" and "in transit" over secure connections to redundant storage in a secondary location.
We maintain a formal and comprehensive security program designed to help preserve the security and integrity of customer data, protect against security threats or data breaches, and prevent unauthorized access to data. We regulate and limit access to data, servers, and networks in our hosting facilities and perform periodic security audits conducted by a third party that include our overall environment, access security, penetration testing, and vulnerability scans.
In March 2017, we began consolidating our data centers into multiple Amazon Web Services (AWS) regions. As of March 1, 2018, we had migrated a majority of our eleven cloud-based products to AWS, and expect to migrate the remaining cloud-based applications by the end of 2018. We believe this transition will continue to improve operational efficiencies for our business, allowing us to better serve our customers and scale with them as their needs increase and change over time. We believe that by combining our capacity planning techniques with the elastic and on-demand nature of AWS, we will be equipped to support our forecasted growth, and more easily balance our customers' workloads, their future scalability needs, and the high levels of uptime required by their businesses.
Research and Development
We focus our research and development efforts on customer-driven innovation, third-party integrations, and continually enhancing the performance, reliability, security, usability, and scalability of our applications.
In addition to internal resources, we utilize partners, contractors, and offshore resources to improve efficiencies and our ability to deliver quality software. Our research and development expenses were $15.8 million, $14.9 million, $15.8 million in fiscal years 2017, 2016, and 2015, respectively.
Competition
The overall markets we serve are rapidly evolving and subject to changing technology, shifting customer needs, and frequent introductions of new applications. The intensity and nature of our competition varies significantly across our range of enterprise applications. We face competition both from point solution providers, including legacy on-premise enterprise systems, and other cloud-based software vendors that may address one or more of the functional elements of our applications. In addition, we face competition from manual processes and traditional tools, such as paper-based procedures, spreadsheets, and email.
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
We believe that we compete favorably on these factors. Our ability to remain competitive will largely depend on the strength of our applications, the effectiveness of our sales and marketing efforts, the quality of our customer success organization, and our ability to acquire complementary technologies, products, and businesses to enhance the features and functionality of our applications.
Intellectual Property and Proprietary Rights
We rely on a combination of trademark, copyright, trade secret, and patent laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our intellectual property.
Employees
As of December 31, 2017, we had 375 employees, with the majority of our employees located in the United States or Canada. None of our employees are covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.
Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we believe would, individually or taken together, have a material adverse effect on our business, operating results, financial condition, or cash flows.
Information about Segment and Geographic Revenue
We operate and manage our business as a single operating segment. See our consolidated financial statements for a discussion of revenues, operating loss, net loss, and total assets. Our revenues are principally generated in the United States, which accounted for 82%, 84%, and 81% of consolidated revenues for the years ended December 31, 2017, 2016, and 2015, respectively. Revenues from international business accounted for 18%, 16%, and 19% of consolidated revenues for the years ended December 31, 2017, 2016, and 2015, respectively. See Note 13 Domestic and Foreign Operations, of the Notes to Condensed Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
Available Information
We were incorporated in Delaware in 2010. Our principal executive offices are located at 401 Congress Avenue, Suite 1850, Austin, TX 78701. Our telephone number at that location is (833) 875-2631. Our website address is www.uplandsoftware.com. Information on our website is not part of this report and should not be relied upon in determining whether to make an investment decision. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The public may read and copy the materials we file with the SEC at the Office of Investor Education and Advocacy (previously referred to as "SEC Public Reference Rooms") at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy, information statements, and other information. The address of the SEC’s website is www.sec.gov.

Item 1A.	Risk Factors
Risks Related to Our Business
We have a limited operating history and may be unable to achieve or sustain profitability or accurately predict our future results.
We were formed in July 2010 and acquired our first business and commenced operations in September 2011. Prior to September 2011, our business activity was devoted to raising capital, building infrastructure, and reviewing potential acquisitions. As such, we have a very limited operating history of selling our products and professional services to third parties. Our limited operating history makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment. We incurred net losses of $18.7 million, $13.5 million, and $13.7 million in fiscal 2017, 2016, and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $81.1 million. Our losses in prior periods and accumulated deficit reflect the investments we have made to date to grow our business. We expect to have significant operating expenses in the future to further support and grow our business, including expanding the range of integrations between our software and third-party applications and platform, expanding our direct and indirect sales capabilities, pursuing acquisitions of complementary businesses, investing in our data center infrastructure and in research and development, and increasing our international presence. As a result, we may be unable to achieve or sustain profitability or accurately predict our future results. You should not consider our recent growth in revenue as indicative of our future performance, and we cannot assure you that we will achieve profitability in the future, nor that if we do become profitable, we will sustain profitability.
Our growth depends on our ability to retain existing customers, secure additional subscriptions, and cross-sell opportunities from existing customers, while nonrenewals and downgrades could harm our future operating results.
In order to improve our operating results, it is important that our customers renew or upgrade their agreements with us when the applicable contract term expires, and also purchase additional applications from us. Typically contract terms are one to three years for subscription agreements, and one year for perpetual license agreements. Upon expiration, customers can renew their existing subscriptions, upgrade their subscriptions to add more seats or additional minimum contracted volume, downgrade their subscriptions to fewer seats or lower minimum contracted volume, or not renew. A renewal constitutes renewing an existing contract for an application under the same terms, and an upgrade includes purchasing additional seats or volume under an existing contract. We may also cross-sell additional applications to existing customers. Our ability to grow revenue and achieve profitability depends, in part, on customer renewals, customer upgrades, and cross-sales to existing customers exceeding downgrades and non-renewals. However, we may not be able to increase our penetration within our existing customer base as anticipated, and we may not otherwise retain subscriptions from existing customers. Our customers may choose to not renew or upgrade their subscriptions, or may downgrade, because of several factors, including dissatisfaction with our prices, features or performance relative to competitive offerings, reductions in our customers’ spending levels, unused seats or volume, or limited adoption or use of our applications. In addition, we may not be successful in cross-selling new applications to our existing customers. If our customers do not upgrade or renew their subscriptions or purchase additional applications from us, or if they downgrade their subscriptions, our revenue may grow more slowly than expected or may decline, and our financial performance may be adversely affected.
Any failure to offer high-quality customer service may adversely affect our relationships with our customers and our financial results.
Our customers depend on our customer success organization to manage the post-sale customer lifecycle, including to implement new applications for our customers, provide training and ongoing education services, and resolve technical issues relating to our applications. We may be unable to respond quickly enough to accommodate short-term increases in demand for our customer success services. We also may be unable to modify the format of our customer success services to compete with changes in similar services provided by our competitors. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our operating results. In addition, our sales process is highly dependent on the reliable functional operation of our applications, our business reputation, and positive recommendations from our existing customers. Any failure to maintain high-quality customer service, or a market perception that we do not maintain high-quality customer service, could adversely affect our reputation, our ability to sell our applications to existing and prospective customers, and our business, operating results, and financial position.
If the market for cloud-based enterprise work management applications develops more slowly than we expect, or declines, our business could be adversely affected.
The market for cloud-based enterprise work management applications is not as mature as the market for legacy on-premise enterprise systems, and it is uncertain whether cloud-based applications will achieve and sustain high levels of customer demand and market acceptance. Our success will depend, to a substantial extent, on increased adoption of cloud-based applications, particularly our enterprise work management software applications. Many large organizations have invested substantial personnel and financial resources to integrate legacy on-premise enterprise systems into their businesses and, therefore, may be reluctant or unwilling to migrate to cloud-based applications, away from their traditional vendors or to new practices, because of the organizational changes often required to successfully implement new enterprise work management systems. In addition, we do not know whether the adoption of enterprise work management software will continue to grow and displace manual processes and traditional tools, such as paper-based procedures, spreadsheets, and email. It is difficult to predict customer adoption rates and demand for our applications, the future growth rate and size of the cloud-based software application market, or the entry of competitive products. The expansion of the cloud-based software application market depends on a number of factors, including the cost, performance, and perceived value associated with cloud-based applications, as well as the ability of cloud-based application companies to address security and privacy concerns. If other cloud-based software application providers experience security incidents, loss of customer data, disruptions in delivery, or other problems, the market for cloud-based applications as a whole, including our enterprise work management applications, may be negatively affected. If cloud-based applications do not achieve widespread adoption, or there is a reduction in demand for cloud-based applications caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, and decreases in corporate spending or otherwise, our revenues may decrease, and our business could be adversely affected.
If we fail to manage our growth effectively, we may be unable to execute our business plan and maintain high levels of customer satisfaction.
We have recently experienced a period of rapid growth in our personnel and operations. In particular, we increased our number of full-time employees from three as of December 31, 2011 to 375 as of December 31, 2017, and have also increased the size of our customer base. In addition, our revenue grew from $712,000 in fiscal 2011 to $98.0 million in fiscal 2017. Acquisitions are a primary component of our growth strategy, and as a result, we anticipate that we will continue to experience further rapid growth in our personnel and operations in the future. Our growth has placed, and future growth will place, a significant strain on our managerial, administrative, operational, financial, and other resources. To manage the expected growth of our personnel and operations, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our applications, declines in quality or customer satisfaction, increases in costs, and difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
We have made, and expect to continue to make, acquisitions as a primary component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.
A primary component of our growth strategy has been to acquire complementary businesses to grow our company. For example, we acquired the businesses of PowerSteering Software, Inc., Tenrox Inc., and LMR Solutions, LLC dba EPM Live in fiscal 2012; the businesses of FileBound Solutions, Inc. and Marex Group Inc., ComSci, LLC, and Clickability Inc. in fiscal 2013; the businesses of Solution Q Inc. and Mobile Commons, Inc. in fiscal 2014; Ultriva Inc. in fiscal 2015; and the businesses of LeadLander, Inc., HipCricket, Inc., and Advanced

Processing and Imaging, Inc. in fiscal 2016. In fiscal 2017, we acquired the businesses of Omtool, Ltd., RightAnswers, Inc., Waterfall International, Inc., and Qvidian Corporation. We intend to continue to pursue acquisitions of complementary technologies, products, and businesses as a primary component of our growth strategy to enhance the features and functionality of our applications, expand our customer base, provide access to new markets, and increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example:

•	we may not be able to identify suitable acquisition candidates or to consummate acquisitions on acceptable terms;

•	we may pursue international acquisitions, which inherently pose more risks than domestic acquisitions;

•	we compete with others to acquire complementary products, technologies, and businesses, which may result in decreased availability of, or increased price for, suitable acquisition candidates;

•	we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions;

•	we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a technology, product, or business; and

•	acquired technologies, products, or businesses may not perform as we expect, and we may fail to realize anticipated revenue and profits.
In addition, our acquisition strategy may divert management’s attention away from our existing business, resulting in the loss of key customers or employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.
If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if new technologies, products, or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results or operations. In addition, the overall integration of new technologies, products, or businesses may result in unanticipated problems, expenses, liabilities, and competitive responses. The difficulties of integrating an acquisition include, among other things:

•	issues in integrating the target company’s technologies, products, or businesses with ours;

•	incompatibility of marketing and administration methods;

•	maintaining employee morale and retaining key employees;

•	integrating the cultures of both companies;

•	preserving important strategic customer relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	coordinating and integrating geographically separate organizations.
In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.
Further, acquisitions may cause us to:

•	issue common stock that would dilute our current stockholders’ ownership percentage;

•	use a substantial portion of our cash resources;

•	increase our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition;

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
We depend on our senior management team and the loss of one or more key personnel, or an inability to attract and retain highly skilled personnel may impair our ability to grow our business.
Our success depends, in part, upon the continued services of our key executive officers, including John T. McDonald, Michael D. Hill, and Timothy W. Mattox, as well as other key personnel. We do not have employment agreements with most of our executive officers or other key personnel that require them to continue to work for us for any specified period; therefore, they may terminate employment with us at any time with no advance notice. The replacement of our senior management team or other key personnel likely would involve significant time and costs, and the loss of these employees may significantly delay or prevent the achievement of our business objectives.
We face intense competition for qualified individuals from numerous technology and software companies. If we fail to attract and retain suitably qualified individuals, including software engineers and sales personnel, our ability to implement our business plan and develop and maintain our applications could be adversely affected. As a result, our ability to compete would decrease, our operating results would suffer, and our revenue would decrease.
Failure to maintain and expand our sales organization may negatively impact our revenue growth.
We sell our applications primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition, we have an indirect sales organization, which sells to distributors and value-added resellers. Growing sales to both new and existing customers is, in part, dependent on our ability to maintain and expand our sales force. Identifying, recruiting and training additional sales personnel requires significant time, expense, and attention. It can take several quarters or longer before our sales representatives are fully-trained and productive. Our business may be adversely affected if our efforts to expand and train our sales organization do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop, and retain sales personnel, or if our new sales personnel are unable to achieve expected sales productivity levels in a reasonable period of time or at all, our revenue may grow more slowly than expected or decline and our business may be harmed.
Because we generally recognize revenue from our customers over the terms of their agreements but incur most costs associated with generating such agreements in advance, rapid growth in our customer base may increase our losses in the short-term.
Expenses associated with acquiring customers, such as the expenses related to our sales organizations and related commissions, are generally expensed as incurred, while most of our revenue is recognized ratably over the life of the applicable agreements. Therefore, increased sales will result in our recognition of more costs than revenue during the early periods covered by such agreements, even in cases where the agreements are expected to be profitable for us over their full terms. As a result, even if we are successful in increasing our customer base, our short-term operating results may suffer.
We recognize revenue from customers over the term of the related agreement; therefore, downturns or upturns in our business may not be immediately reflected in our operating results.
We recognize revenue from customer agreements ratably over the terms of these agreements. As a result, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods, which is reflected as deferred revenue on our balance sheet. Consequently, a decline in new or renewed agreements, or a downgrade of renewed agreements to fewer seats or less minimum contracted volume, in any one quarter may not be fully reflected in our revenue in that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rates of renewals, may not be fully reflected in our results of operations until future periods. Similarly, it would be difficult for us to rapidly increase our revenue through new sales, renewals, and upgrades of existing customer agreements, or through additional cross-selling opportunities, in a given period due to the timing of revenue recognition inherent in our subscription model.
Perpetual license revenue is unpredictable, and a material increase or decrease in perpetual license revenue from period to period can produce substantial variation in the total revenue and earnings we recognize in a given period.
Perpetual license revenue reflects the revenue recognized from sales of perpetual licenses relating to our workflow automation and enterprise content management applications to new customers and additional licenses for such applications to existing customers. We generally recognize the license fee portion of the arrangement in advance. Perpetual licenses of our workflow automation and enterprise content management applications are sold through third-party resellers, and as such, the timing of sales of perpetual licenses is difficult to predict with the timing of recognition of associated revenue unpredictable. A material increase or decrease in the sale of perpetual licenses from period to period could produce substantial variation in the revenue we recognize. Accordingly, comparing our perpetual license revenue on a period to period basis may not be a meaningful indicator of a trend or future results.
Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline, and you may lose part or all of your investment.
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Accordingly, the results of any one quarter may not fully reflect the underlying performance of our business and should not be relied upon as an indication of future performance. If our quarterly operating results or outlook fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or outlook may be due to a number of factors, including, but not limited to:

•	the extent to which our existing customers purchase additional seats or volume for our applications, and the timing and terms of those purchases;

•	the extent to which our existing customers renew their customer agreements for our applications and the timing and terms of those renewals;

•	the extent to which we cross-sell additional applications to our existing customers and the timing and terms of such cross-selling;

•	the addition or loss of customers, including through acquisitions or consolidations;

•	the extent to which new customers are attracted to our applications to satisfy their enterprise work management needs;

•	the rate of adoption and market acceptance of enterprise work management applications;

•	the mix of our revenue, particularly between product and professional services revenue, for which the timing of revenue recognition is substantially different;

•
changes in the gross profit we realize on our applications and professional services due to our differing revenue recognition policies applicable to subscription, product, and professional services revenue and other variables;

•	the extent to which we enter into multi-year contracts, in which the support fees are typically paid in advance;

•	the number and size of new customers and the number and size of renewals in a particular period;

•	changes in our pricing policies or those of our competitors;

•	the mix of applications sold during a period;

•	the timing and expenses related to the acquisition of technologies, products, or businesses, and potential future charges for impairment of goodwill from such acquisitions;

•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the amount and timing of expenses related to the development of new products and technologies, including enhancements to our applications;

•	the amount and timing of commissions earned by our sales personnel;

•	the timing and success of new applications introduced by us or new offerings offered by our competitors;

•	the length of our sales cycles;

•	changes in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic collaborators;

•	our ability to manage our existing business and future growth, including increases in the number of customers using our applications;

•	the seasonality of our business or cyclical fluctuations in our industry;

•	the timing and expenses related to any international expansion efforts we may undertake and the success of such efforts;

•
various factors related to disruptions in access and delivery of our cloud-based applications, errors or defects in our applications, privacy and data security, and exchange rate fluctuations, each of which is described elsewhere in these risk factors; and

•	general economic, industry, and market conditions.
We may need financing in the future, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders. We may seek to renegotiate or refinance our loan facility, and we may be unable to do so on acceptable terms or at all.
We have funded our operations since inception primarily through equity financings, cash from operations, and cash available under our loan facility. We may need to raise funds in the future, for example, to expand our business, acquire complementary businesses, develop new technologies, respond to competitive pressures, or react to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance, and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, reducing our product-development efforts, or foregoing acquisitions. If we succeed in raising additional funds through the issuance of equity or convertible securities, it could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. In addition, any debt financing obtained by us in the future or issuance of preferred stock could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, we may need to renegotiate the terms of our loan facility, and our lender may be unwilling to do so, or may agree to such changes subject to additional restrictive covenants on our operations and ability to raise capital.
Our loan facility contains operating and financial covenants that may restrict our business and financing activities.
On August 2, 2017, we expanded into a $200.0 million loan facility with Wells Fargo Capital Finance. The facility is comprised of a $95.0 million term loan, a $10.0 million revolving credit facility and a $40.0 million delayed draw term loan for acquisitions, of which $20.0 million was drawn in November 2017. Additionally, the facility provides for an uncommitted $55.0 million accordion loan to further support future acquisitions and an allowance of $20.0 million of subordinated seller notes for acquisitions.

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
Market awareness of our company and our applications is essential to our ability to generate new leads for expanding our business and our continued growth. If we fail to sufficiently invest in our marketing programs or they are unsuccessful in creating market awareness of our company and our applications, our revenue may grow more slowly than expected or may decline, and our financial performance may be adversely affected.
The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.
The overall market for enterprise work management software is rapidly evolving and subject to changing technology, shifting customer needs and frequent introductions of new applications. The intensity and nature of our competition varies significantly across our family of enterprise work management software applications. Many of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets, and significantly greater resources than we do. Some of our smaller competitors may offer applications on a stand-alone basis at a lower price than our price due to lower overhead or other factors, while some of our larger competitors may offer applications at a lower price in an attempt to cross-sell additional products in the future or retain a customer using a different application.
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
If our competitors’ products, service, or technologies become more accepted than our enterprise work management applications, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, our revenues could be adversely affected.

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

•
difficulties in managing and staffing international operations, including differing legal and cultural expectations for employee relationships, and increased travel, infrastructure and legal compliance costs associated with international operations;

•	fluctuations in exchange rates that may increase the volatility of our foreign-based revenue and expenses;

•	potentially adverse tax consequences, including the complexities of foreign value-added tax, goods and services tax and other transactional taxes;

•	reduced or varied protection for intellectual property rights in some countries;

•	difficulties in managing and adapting to differing cultures and customs;

•	data privacy laws that require customer data to be stored and processed in a designated territory subject to laws different than the United States;

•	data privacy laws that require certain opt-in steps and restrict use and sharing of personally identifiable information than those required by the U.S. privacy laws;

•	new and different sources of competition as well as laws and business practices favoring local competitors and local employees;

•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act;

•	increased financial accounting and reporting burdens and complexities; and

•	restrictions on the repatriation of earnings.

Further, our international expansion efforts may be hindered by lower levels of cloud adoption and increased price sensitivity for our applications or other cloud-based offerings in international markets. As a result of these and other factors, international expansion may be more difficult, take longer, and not generate the results we anticipate, which could negatively impact our growth and business.
Fluctuations in the exchange rate of foreign currencies could result in losses on currency transactions.
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future, as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets.
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
We have a limited history with our pricing models, and as a result, we may be forced to change the prices we charge for our applications or the pricing models upon which they are based.
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

Our reputation and ability to attract, retain, and serve our customer is dependent upon the reliable performance of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm these systems. Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver application data to our customers. Service interruptions, errors in our software, or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our applications to existing and potential customers.
Our servers and those of third parties we use in our operations are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions. We have implemented security protocols within our applications; however, we have no assurance that our systems are completely secure. Our insurance does not cover expenses related to disruptions to our service or unauthorized access to our applications. Any significant disruption to our service or access to our systems could result in a loss of customers and adversely affect our business and results of operation.
We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party Web hosting provider. In addition, we utilize third-party hosting services in connection with our business operations and have migrated our applications to Amazon Web Services (AWS), a third-party hosting platform. Problems faced by us or our third-party hosting providers, including technological or business-related disruptions, could adversely impact the experience of our customers.
If we fail to adequately manage our data center or hosting infrastructure capacity, our existing customers may experience service outages, and our new customers may experience delays in the deployment of our applications.
We have experienced significant growth in the number of seats and volume of data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. However, obtaining new data center infrastructure requires lead time. If we do not accurately predict our infrastructure capacity requirements with sufficient lead time, our customers could experience service impairment that may subject us to financial penalties and liabilities and cause us to lose customers. If our data center infrastructure capacity fails to keep pace with increased subscriptions, customers may experience delays or reductions in the quality of our service as we seek to obtain additional capacity, which could harm our reputation and harm our business. As we add data center or hosting infrastructure capacity and support personnel in advance of anticipated growth, our cost of product revenue will increase, and if the anticipated revenue growth does not occur, our product gross profit will be adversely affected both in terms of absolute dollars and as a percentage of total revenues in any particular quarterly or annual period.
Security breaches may harm our business.
Our applications involve the storage and transmission of our customers’ proprietary and confidential information, including personal or identifying information regarding their employees and customers. Any security breaches, unauthorized access, unauthorized usage, virus, or similar breach or disruption could result in loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations, indemnity obligations, or other liabilities. If our security measures or those of our third-party data centers are breached as a result of third-party action, employee error, malfeasance or otherwise, resulting in unauthorized access to customer data, our reputation will be damaged, our business may suffer, and we could incur significant liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect not to renew or upgrade their subscriptions, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, or other action or liability, which could adversely affect our operating results.
Our success depends on our ability to adapt to technological change and continue to innovate.

The overall market for enterprise work management software is rapidly evolving and subject to changing technology, shifting customer needs, and frequent introductions of new applications. Our ability to attract new customers and increase revenue from existing customers will depend, in large part, on our ability to develop or acquire new applications and enhance and improve existing applications. To achieve market acceptance for our applications, we must effectively anticipate and offer applications that meet changing customer demands in a timely manner. Customers may require features and capabilities not offered by our current applications. We may experience difficulties that could delay or prevent our development, acquisition, or implementation of new applications and enhancements.
If we are unable to successfully develop or acquire new enterprise work management capabilities and functionality, enhance our existing applications to anticipate and meet customer preferences, sell our applications into new markets, or adapt to changing industry standards in enterprise work management, our revenue and results of operations would be adversely affected.
Adverse economic conditions may reduce our customers’ ability to spend money on information technology or enterprise work management software, or our customers may otherwise choose to reduce their spending on information technology or enterprise work management software, which may adversely impact our business.
Our business depends on the overall demand for information technology and enterprise work management software spend and on the economic health of our current and prospective customers. If worldwide economic conditions become unstable, our existing customers and prospective customers may re-evaluate their decision to purchase our applications. Weak global economic conditions or a reduction in information technology or enterprise work management software spending by our customers could harm our business in a number of ways, including longer sales cycles and lower prices for our applications.
We rely on third-party software that is required for the development and deployment of our applications, which may be difficult to obtain or which could cause errors or failures of our applications.
We rely on software licensed from or hosted by third parties to offer our applications. In addition, we may need to obtain licenses from third parties to use intellectual property associated with the development of our applications, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software required for the development, maintenance, and delivery of our applications could result in delays in the provision of our applications until equivalent technology is either developed by us or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our applications, which could harm our business.
If our applications contain serious errors or defects, we may lose revenue and market acceptance, and we may incur costs to defend or settle product-related claims.
Complex software applications such as ours often contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Our current and future applications may contain serious defects.
Since our customers use our applications for critical business purposes, defects or other performance problems could negatively impact our customers and could result in:

•	loss or delayed market acceptance and sales;

•	breach of warranty or other claims for damages;

•	sales credits or refunds for prepaid amounts related to unused subscription services;

•	canceled contracts and loss of customers;

•	diversion of development and customer service resources; and

•	injury to our reputation.
The costs incurred in correcting any material errors or defects might be substantial and could adversely affect our operating results. Although our customer agreements typically contain provisions designed to limit our exposure to certain of the claims above, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a breach of warranty or other claim brought against us would likely be a distraction to management, time-consuming and costly to resolve, and could seriously damage our reputation in the marketplace, making it harder for us to sell our applications. Additionally, our errors and omissions insurance may be inadequate or may not be available in the future on acceptable terms, or at all, and our policy may not cover all claims made against us. Further, defending a suit, regardless of its merit, could be costly and divert management’s attention.
If we fail to integrate our applications with other software applications and competitive or adjacent offerings that are developed by others, or fail to make our applications available on mobile and other handheld devices, our applications may become less marketable, less competitive or obsolete, and our operating results could be harmed.
Our applications integrate with a variety of other software applications, and also with competing and adjacent third-party offerings,. We need to continuously modify and enhance our platform to adapt to changes in cloud-enabled hardware, software, networking, browser and database technologies. Any failure of our applications to integrate effectively with other software applications and product offerings could reduce the demand for our applications or result in customer dissatisfaction and harm to our business. If we are unable to respond to changes in the applications and tools with which our applications integrate in a cost-effective manner, our applications may become less marketable, less competitive, or obsolete. Competitors may also impede our attempts to create integration between our applications and competitive offerings, which may decrease demand for our applications. In addition, an increasing number of individuals within organizations are utilizing devices other than personal computers, such as mobile phones, tablets and other handheld devices, to access the Internet and corporate resources and to conduct business. If we cannot effectively make our applications available on these devices, we may experience difficulty attracting and retaining customers.
If we fail to develop and maintain relationships with third parties, our business may be harmed.
Our business depends in part on the development and maintenance of technology integration, joint sales, and reseller relationships. Maintaining relationships with third parties requires significant time and resources, as does integrating third-party content and technology. Further, third parties may not perform as expected under any relationships into which we may enter, and we may have disagreements or disputes with third parties that could negatively affect our brand and reputation. If we are unsuccessful in establishing or maintaining relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our operating results could suffer.
Our use of open source software could negatively affect our ability to sell our applications and subject us to possible litigation.
A portion of our applications incorporate open source software, and we expect to continue to incorporate open source software in the future. Few of the licenses applicable to open source software have been interpreted by courts, and their application to the open source software integrated into our proprietary software may be uncertain. Moreover, we cannot provide any assurance that we have not incorporated additional open source software in our applications in a manner that is inconsistent with the terms of the license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our applications that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our applications that contained the open source software, and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our applications. In addition, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming infringement due to the reliance by our applications on certain open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our applications.

Certain of our operating results and financial metrics are difficult to predict as a result of seasonality.
We have historically experienced seasonality in terms of when we enter into customer agreements. We sign a significantly higher percentage of agreements with new customers, and renew agreements with existing customers, in the fourth quarter of each calendar year as our customers tend to follow budgeting cycles at the end of the calendar year. Our cash flow from operations has historically been higher in the first quarter of each calendar year than in other quarters. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we defer revenue recognition. In addition, seasonality may be difficult to observe in our financial results during periods in which we acquire businesses, as such results typically are most significantly impacted by such acquisitions. We expect this seasonality to continue, or possibly increase in the future, which may cause fluctuations in our operating results and financial metrics. If our quarterly operating results or outlook fall below the expectations of research analysts or investors, the price of our common stock could decline substantially.
We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.
In recent years, there has been significant litigation involving patents and other intellectual property rights in our industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims. We do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation. If we sue to enforce our rights or are sued by a third-party that claims that our applications infringe its rights, the litigation could be expensive and could divert our management resources. Moreover, our acquisition strategy could expose us to additional risk of intellectual property litigation as we acquire new businesses with diverse software offerings and intellectual property assets.
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
Our success and ability to compete depend, in part, upon our intellectual property. We seek to protect the source code for our proprietary software and other proprietary technology and information under a combination of copyright, trade secrets, and patent law, and we seek to protect our brands through trademark law. Our policy is to enter into confidentiality agreements, or agreements with confidentiality provisions, with our employees, consultants, vendors, and customers, and to control access to our software, documentation, and other proprietary information. Despite these precautions, it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our applications or to obtain and use information that we regard as proprietary. Policing unauthorized use of our applications is difficult, and we are unable to determine the extent to which piracy of our software exists or will occur in the future. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming, and distracting to management, result in a diversion of resources or the narrowing or invalidation of portions of our intellectual property, and have a material adverse effect on our business, operating results, and financial condition. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. These steps may be inadequate to protect our intellectual property. Third parties may challenge the validity or ownership of our intellectual property, and these challenges could cause us to lose our rights, in whole or in part, to such intellectual property or narrow its scope such that it no longer provides meaningful protection. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our applications may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying, transfer, and use of our applications and proprietary technology or information may increase.
There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. If we fail to meaningfully protect our intellectual property, our business, brands, operating results and financial condition could be materially harmed.
Unanticipated challenges by tax authorities could harm our future results.
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
Taxing authorities may successfully assert that we should have collected or, in the future, should collect additional sales and use taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
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
We conduct integrated operations internationally through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between our subsidiaries and between our subsidiaries and us. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that contemporaneous documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. Such reallocations may subject us to interest and penalties that would increase our consolidated tax liability, and could adversely affect our financial condition, results of operations, and cash flows.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2017, we had federal net operating loss carryforwards of approximately $181.9 million and research and development credit carryforwards of approximately $3.9 million, which begin expiring in 2018. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre- change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Based on analysis of acquired net operating losses and credits, utilization of our net operating losses and research and development credits will be subject to annual limitations. The annual limitation will result in the expiration of $77 million of federal net operating losses and $3.9 million of research and development credit carryforwards before utilization. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, and operating results.
Changes in laws or regulations related to the Internet may diminish the demand for our applications, and any failure of the Internet infrastructure could have a negative impact on our business.
We deliver our cloud-based applications through the Internet. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the use of the Internet. In addition, government agencies or private organizations may begin to impose taxes, fees, or other charges for accessing the Internet or on commerce conducted via the Internet. Increased enforcement of existing laws and regulations, as well as any laws, regulations, or changes that may be adopted or implemented in the future, could limit the growth of the use of cloud-based applications or communications generally, result in a decline in the use of the Internet and the viability of cloud-based applications such as ours, and reduce the demand for our applications.
The success of our enterprise work management software applications depends on the development and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as the timely development of complementary products for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the amount of traffic and may be unable to support such demands. In addition, problems caused by viruses, worms, malware, and similar programs may harm the performance of the Internet. Any outages and delays in the Internet could reduce the level of usage of our services, which could materially adversely affect our business, financial condition, results of operations, and prospects.
Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our applications and adversely affect our business.
Our customers can use our applications to collect, use, and store personal or identifying information regarding their customers and employees. Federal, state and foreign government bodies and agencies have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, and disclosure of personal information obtained from individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our applications and reduce overall demand, or lead to significant fines, penalties or liabilities for any noncompliance with such privacy laws. For example, the European Union and many countries in Europe have stringent privacy laws and regulations that may impact our ability to profitably operate in certain European countries. Furthermore, privacy concerns may cause our customers to resist providing the personal data necessary to allow them to use our applications effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our applications in certain industries. All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to process, handle, store, use, and transmit demographic and personal information from their customers and employees, which could reduce demand for our applications.
In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional, or different self-regulatory standards that may place additional burdens on us. If the processing of personal information were to be curtailed in this manner, our applications would be less effective, which may reduce demand for our applications and adversely affect our business.
We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws.
Our applications are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our applications must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. In addition, changes in our applications or changes in applicable export or import regulations may create delays in the introduction and sale of our applications in international markets, prevent our customers with international operations from deploying our applications, or, in some cases, prevent the export or import of our applications to certain countries, governments, or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our applications, or in our decreased ability to export or sell our applications to existing or potential customers with international operations. Any decreased use of our applications or limitation on our ability to export or sell our applications would likely adversely affect our business.
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
Moreover, U.S. export control laws and economic sanctions programs prohibit the shipment of certain products and services to countries, governments, and persons that are subject to U.S. economic embargoes and trade sanctions. Even though we take precautions to prevent our applications from being shipped or provided to U.S. sanctions targets, our applications and services could be shipped to those targets or provided by third parties despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm.
If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. We are in the process of designing and implementing the internal controls over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. We may need additional finance and accounting personnel with certain skill sets to assist us with the reporting requirements we will encounter as a public company and to support our anticipated growth. In addition, implementing internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete.
In the future, if we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is not required to express an opinion due to the provisions of the JOBS Act or is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports; the market price of our common stock could be negatively affected; and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (SEC), or other regulatory authorities, which could require additional financial and management resources.
We incur significant costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.
As a public company, we will incur significant legal, accounting, investor relations, and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the exchange on which we list our common stock. These rules and regulations may substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. As a public company, it is more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain coverage or to accept reduced policy limits and coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
We are an “emerging growth company,” and any decision on our part to comply with certain reduced disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies including, but not limited to: not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and to obtain stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions until such time that we are no longer an “emerging growth company.” We will cease to be an “emerging growth company” upon the earliest of the first fiscal year following the fifth anniversary of the consummation of our initial public offering; the first fiscal year after our annual gross revenue is $1 billion or more; the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or the date on which we are deemed to be a “large accelerated filer” as defined in the Securities Exchange Act of 1934, or the Exchange Act. To the extent we take advantage of any of these reduced reporting burdens in this Annual Report or in future filings, the information that we provide our security holders may be different than you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We are choosing to “opt out” of such extended transition period, however, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. The requirements of being a public company may strain our resources and divert management’s attention.
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
The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. On August 28, 2017, we filed a registration statement on Form S-3 on behalf of certain of our stockholders. If the stockholders listed in that registration statement sell a significant amount of stock at one time, our stock price could be negatively impacted by such sale. We also have registered shares of common stock that we may issue under our stock-based compensation plans, which can be freely sold in the public market upon issuance, subject to the lock-up agreements and the restrictions imposed on our affiliates under Rule 144 under the Securities Act. Our 2014 Equity Incentive Plan provides for automatic increases to the number of shares available for issuance thereunder and we undertake each year to add those shares to a registration statement on Form S-8. These increases could have a negative effect on our stock price as the holders of such shares elect to sell their shares.
Our existing directors, executive officers and principal stockholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
As of December 31, 2017, our directors, executive officers, principal stockholders and their affiliates beneficially owned or controlled, directly or indirectly, a majority of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election or removal of directors, any amendments to our certificate of incorporation or bylaws and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares and might affect the market price of our common stock.
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
Our principal corporate offices are located in Austin, Texas, where we occupy approximately 9,900 square feet of space under a lease that expires in March 2020. We occupy additional leased facilities for operations of approximately 16,900 square feet in Montreal, Quebec, and approximately 22,900 square feet in Lincoln, Nebraska.

Item 3.     Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we believe would, individually or taken together, have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II
Item  5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Market, or Nasdaq, under the symbol “UPLD”.
As of March 1, 2018, the last reported sales price of our common stock on the Nasdaq Global Market was $24.10 and there were 81 stockholders of record of our common stock, including Computershare Limited, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
The table below sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	2017
Year Ended December 31, 2017	Low	High
Fourth quarter	$20.30	$24.62
Third Quarter	$19.82	$25.33
Second Quarter	$15.54	$23.95
First Quarter	$8.90	$15.89

	2016
Year Ended December 31, 2016	Low	High
Fourth quarter	$7.85	$9.74
Third Quarter	$7.44	$9.90
Second Quarter	$6.80	$7.77
First Quarter	$6.00	$7.19
We have never declared or paid dividends on our common stock. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our results of operations, financial condition and liquidity requirements, restrictions that may be imposed by applicable law and our contracts, and other factors deemed relevant by our board of directors. In addition, the terms of our loan facility currently restrict our ability to pay dividends.
Performance Graph
Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the Nasdaq Computer Technology Index and the S&P 500 Composite Index during the period commencing on November 6, 2014, the initial trading day of our common stock, and ending on December 31, 2017. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the S&P 500 Composite Index and the stocks represented in Nasdaq Computer Technology Index, and reinvestment of any dividends. The Computer Technology Index is designed to represent a cross section of widely-held U.S. corporations involved in various phases of the computer industry. The Index is market-value (capitalization) weighted, based on the aggregate market value of its 27 component stocks. Historical stock price performance should not be relied upon as an indication of future stock price performance.

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
The consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015 and the selected consolidated balance sheet data as of December 31, 2017 and December 31, 2016 are derived from our audited consolidated financial statements appearing in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2014 and 2013 and the selected consolidated balance sheet data as of December 31, 2015, 2014, and 2013 are derived from our consolidated financial statements not included in this Annual Report on Form 10-K. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements beginning on the dates of acquisition, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of the results to be expected in the future, and our interim results are not necessarily indicative of the results to be expected in the future.

	2017	2016	2015	2014	2013
	(dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$85,467	$65,552	$57,193	$48,625	$30,887
Perpetual license	4,346	1,650	2,805	2,787	2,003
Total product revenue	89,813	67,202	59,998	51,412	32,890
Professional services	8,139	7,565	9,913	13,162	8,303
Total revenue	97,952	74,767	69,911	64,574	41,193
Cost of revenue:
Subscription and support	28,454	22,734	19,586	14,042	7,787
Professional services	5,193	4,831	7,085	9,079	5,680
Total cost of revenue	33,647	27,565	26,671	23,121	13,467
Gross profit	64,305	47,202	43,240	41,453	27,726
Operating expenses:
Sales and marketing	15,307	12,160	12,965	14,670	10,625
Research and development	15,795	14,919	15,778	26,165	10,340
Refundable Canadian tax credits	(542)	(513)	(470)	(1,094)	(583)
General and administrative	23,291	18,286	18,201	13,561	6,832
Depreciation and amortization	6,498	5,291	4,534	4,310	3,670
Acquisition-related expenses	15,092	5,583	2,455	2,186	1,461
Total operating expenses	75,441	55,726	53,463	59,798	32,345
Loss from operations	(11,136)	(8,524)	(10,223)	(18,345)	(4,619)
Other expense:
Interest expense, net	(6,582)	(2,781)	(1,858)	(1,951)	(2,797)
Other income (expense), net	289	(678)	(544)	101	(431)
Total other expense	(6,293)	(3,459)	(2,402)	(1,850)	(3,228)
Loss before provision for income taxes	(17,429)	(11,983)	(12,625)	(20,195)	(7,847)
Provision for income taxes	(1,296)	(1,530)	(1,039)	78	(708)
Loss from continuing operations	(18,725)	(13,513)	(13,664)	(20,117)	(8,555)
Income (loss) from discontinued operations	—	—	—	—	(642)
Net loss	$(18,725)	$(13,513)	$(13,664)	$(20,117)	$(9,197)
Preferred stock dividends and accretion	—	—	—	(1,524)	(98)
Net loss attributable to common shareholders	$(18,725)	$(13,513)	$(13,664)	$(21,641)	$(9,295)
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(1.02)	$(0.82)	$(0.91)	$(4.43)	$(7.23)
Income (loss) from discontinued operations per common share, basic and diluted	$—	$—	$—	$—	$(0.54)
Net loss per common share, basic and diluted	$(1.02)	$(0.82)	$(0.91)	$(4.43)	$(7.77)
Weighted-average common shares outstanding, basic and diluted	18,411,247	16,472,799	14,939,601	4,889,901	1,196,668

	2017	2016	2015	2014	2013
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$22,326	$28,758	$18,473	$30,988	$4,703
Property and equipment, net	2,927	4,356	6,001	3,930	3,942
Intangible assets, net	70,043	28,512	31,526	34,751	34,747
Goodwill	154,607	69,097	47,422	45,146	33,630
Total assets	281,259	150,588	122,414	135,686	94,847
Deferred revenue	45,377	23,799	19,939	21,376	17,036
Total liabilities	189,844	91,575	62,144	64,289	60,191
Redeemable convertible preferred stock	—	—	—	—	50,538
Total stockholders’ equity (deficit)	91,415	59,013	60,270	71,397	(15,882)

	2017	2016	2015	2014	2013
	(dollars in thousands, except %)
Other Financial Data:
Annualized recurring revenue value at year-end(1)	$106,099	$63,968	$58,918	$56,800	$49,061
Annual net dollar retention rate(2)	93%	95%	90%	96%	90%
Adjusted EBITDA(3)	$30,316	$12,616	$4,143	$4,213	$3,576

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

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	2017	2016	2015	2014	2013
	(dollars in thousands)
Net Loss	$(18,725)	$(13,513)	$(13,664)	$(20,117)	$(9,197)
Income (loss) from discontinued operations	—	—	—	—	642
Depreciation and amortization expense	11,914	9,794	8,451	7,457	5,310
Interest expense, net	6,582	2,781	1,858	1,951	2,797
Other expense (income), net	(289)	678	544	(101)	431
Provision for income taxes	1,296	1,530	1,039	(78)	708
Stock-based compensation expense	9,977	4,333	2,741	1,077	498
Acquisition-related expense	15,092	5,583	2,455	2,186	1,461
Stock-based compensation expense - related party vendor	—	—	—	11,220	—
Non-recurring litigation costs	—	25	406	256	—
Purchase accounting deferred revenue discount	4,469	1,405	313	362	926

Adjusted EBITDA	$30,316	$12,616	$4,143	$4,213	$3,576
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

The following tables present stock-based compensation, depreciation and amortization included in the respective line items in our Consolidated Statement of Operations:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Stock-based compensation:
Cost of revenue	$436	$44	$42	$49	$16
Research and development	796	204	203	61	12
Sales and marketing	232	105	65	39	15
General and administrative	8,513	3,980	2,431	928	455
Total	$9,977	$4,333	$2,741	$1,077	$498

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Depreciation:
Cost of Revenue	$1,904	$2,030	$1,800	$1,303	$455
General and administrative	712	657	452	987	348
Total	$2,616	$2,687	$2,252	$2,290	$803

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Amortization:
Cost of Revenue	$3,512	$2,473	$2,116	$1,844	$1,185
General and administrative	5,786	4,634	4,083	3,323	3,322
Total	$9,298	$7,107	$6,199	$5,167	$4,507

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We provide cloud-based enterprise work management software. We define enterprise work management software as software applications that enable organizations to plan, manage and execute projects and work. Our family of applications enables users to manage their projects, professional workforce and IT investments, automate document-intensive business processes, and effectively engage with their customers, prospects, and community via the web and mobile technologies.
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
In response to these changes, we are providing organizations and their knowledge workers with software applications that better align resources with business objectives and increase visibility, governance, collaboration, quality of customer experience, and responsiveness to changes in the business environment. This results in increased work capacity, higher productivity, better execution, and greater levels of customer engagement. Our applications are easy-to-use, scalable, and offer real-time collaboration for knowledge workers distributed on a local or global scale. Our applications address enterprise work challenges in the following categories:

•	Project & Information Technology (IT) Management. Enables users to manage their organization’s projects, professional workforce and IT costs.

•	Workflow Automation. Enables users to streamline, optimize, automate and secure document-intensive workflow business processes across their enterprise and supply chain.

•	Digital Engagement. Enables users to effectively engage with their customers, prospects and community via the web and mobile technologies.
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
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. We have more than 4,000 customers with over 450,000 users across a broad range of industries, including financial services, retail, technology, manufacturing, legal, education, consumer goods, media, telecommunications, government, non-profit, food and beverage, healthcare and life sciences.
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in three product categories (Project & IT Management, Workflow

Automation, and Digital Engagement), each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in fiscal 2012 to $98.0 million in fiscal 2017, representing a 330% period-over-period growth rate. See Note 13 Domestic and Foreign Operations, of the Notes to Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the years ended December 31, 2017, 2016 and 2015, our subscription and support revenue accounted for 87%, 88%, and 82%, respectively of our total revenue in both periods. Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the years ended December 31, 2017, 2016 and 2015, our perpetual license revenue accounted for 4%, 2%, and 4% of our total revenue, respectively. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the years ended December 31, 2017, 2016 and 2015, our professional services revenue accounted for 9%, 10%, and 14%, respectively.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, customer base, and market access, resulting in increased benefits of scale. We will prioritize acquisitions within our current core product categories, including Project & IT Management, Workflow Automation, and Digital Engagement. Consistent with our growth strategy, we have made a total of sixteen acquisitions in the six years ending December 31, 2017.
2017 Acquisitions

Omtool. On January 11, 2017, Upland completed its acquisition of Omtool, Ltd. ("Omtool"), an enterprise document capture, fax, and workflow solution company. The purchase price paid for Omtool was $19.3 million (net of cash acquired).
RightAnswers. On April 21, 2017, the Company acquired RightAnswers, Inc. ("RightAnswers"), a cloud-based knowledge management system. The purchase price was $17.4 million, in cash at closing (net of $0.1 million cash acquired) and a $2.5 million cash holdback payable in one year (subject to indemnification claims), and excludes potential future earn-out payments valued at $4.0 million tied to additional performance-based goals, towards which $1.0 million was paid in September, 2017 and an additional $2.0 million was earned but not paid as of December 31, 2017. Revenues recorded since the acquisition date through December 31, 2017 were approximately $5.6 million.
Waterfall. On July 13, 2017, the Company acquired Waterfall International Inc. (“Waterfall”), a cloud-based mobile messaging platform. The purchase price consideration paid was approximately $24.4 million in cash at closing (net of $0.4 million of cash acquired) and a $1.5 million cash holdback payable in 18 months (subject to indemnification claims). The foregoing excludes an additional potential $3.0 million in earnout payments tied to performance-based conditions.
Qvidian. On November 16, 2017, the Company acquired Qvidian Corporation (“Qvidian”), a provider of cloud-based RFP and sales-proposal automation software. The purchase price consideration paid by the Company was $50 million, of which $30 million came from cash on-hand and $20 million from the Company's credit facility.

2016 Acquisitions
LeadLander. On January 7, 2016, Upland completed its purchase of substantially all of the assets of LeadLander, Inc. ("LeadLander"), a website analytics provider. The purchase price consideration paid was approximately $8.0 million in cash payable at closing (net of $0.4 million of cash acquired) and a $1.2 million cash holdback payable in 12 months (subject to indemnification claims). In addition to the cash consideration described above, the Asset Purchase Agreement included a contingent share consideration component pursuant to which Upland issued an aggregate of $2.4 million in common stock on July 25, 2016. The Company also paid additional consideration of $2.4 million in March, 2017 in cash to the selling shareholders of LeadLander based on the achievement of certain revenue targets during fiscal years 2016 and 2017 and no further payment are expected to be made as of December 31, 2017.

HipCricket. On March 14, 2016, Upland completed its purchase of substantially all of the assets of HipCricket, Inc. ("HipCricket"), a cloud-based mobile messaging software provider. The consideration paid to the seller consisted of our issuance of one million shares of our common stock and the transfer of our EPM Live product business. The value of the shares on the closing date of the transaction was approximately $5.7 million, and the fair value of our EPM Live product business was approximately $5.9 million. Prior to the transaction, HipCricket was owned by an affiliate of ESW Capital, LLC, which is a shareholder of Upland. Raymond James & Co. provided a fairness opinion to Upland in connection with the transaction.

Advanced Processing & Imaging. On April 27, 2016, Upland acquired Advanced Processing & Imaging, Inc., a content management platform driving workflow in governments and schools. The purchase price consideration consisted of $4.0 million in cash payable at closing (net of $0.2 million of cash acquired), and a $0.8 million cash holdback payable in 12 months (subject to indemnification claims).
2015 Acquisitions
Ultriva. On November 13, 2015, the Company acquired 100% of the outstanding capital of Ultriva, Inc. ("Ultriva") for total purchase consideration of $7.2 million, which included cash of $5.6 million, net of $0.4 million of cash acquired, 179,298 shares of the Company’s common stock with a fair value of $1.4 million, and an additional $200,000 in shares of common stock held in escrow, subject to indemnification claims, one year from the date of the acquisition. In November 2016, the Company issued 24,587 shares of common stock valued at approximately $200,000 as a result of the escrow release. Ultriva provides cloud-based supply chain collaboration software.
Our acquisitions may have a material adverse impact on our results of operations, including a potential material adverse impact on our cost of revenue in the short term, as we seek to integrate our acquired businesses over the following six to twelve months in order to achieve additional operating efficiencies. In addition, as we grow our business, we continue to face many challenges and risks. We might encounter difficulties identifying, acquiring, and integrating complementary products, technologies, and businesses. Over time, as competition increases, we may experience pricing pressure. We also may experience seat downgrades or a reduction in minimum contracted volume that could negatively impact our business. Seat downgrades or reductions in minimum contracted volume could occur for several reasons, including dissatisfaction with our prices or features relative to competitive offerings, reductions in our customers’ spending levels, unused seats or minimum contracted volume, or limited adoption by our customers of our applications. Our strategic initiatives will require expenditure of capital and the attention of management, and we may not succeed in executing on our growth plan.

Key Metrics
In addition to the GAAP financial measures described below in “Components of Operating Results,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions (in thousands of dollars, except %):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Other Financial Data:
Annualized recurring revenue value at year-end(1)	$106,099	$63,968	$58,918	$56,800	$49,061
Annual net dollar retention rate(2)	93%	95%	90%	96%	90%
Adjusted EBITDA(3)	$30,316	$12,616	$4,143	$4,213	$3,576

(1)
Annualized recurring revenue value at year-end. The value as of December 31 equals the monthly value of our recurring revenue contracts measured as of December 31 multiplied by 12. This measure excludes the revenue value of uncontracted overage fees and on-demand service fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Metrics” for additional discussion of this key metric.

(2)
Annual net dollar retention rate. We define annual net dollar retention rate as of December 31 as the aggregate annualized recurring revenue value at December 31 from those customers that were also customers as of December 31 of the prior fiscal year, divided by the aggregate annualized recurring revenue value from all customers as of December 31 of the prior fiscal year. This measure excludes the revenue value of uncontracted overage fees and on-demand service fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Metrics” for additional discussion of this key metric.

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

(4)	Major Account. Upland defines major accounts as accounts with greater than or equal to $25,000 in annual recurring revenue.

The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated (in thousands).

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net loss	$(18,725)	$(13,513)	$(13,664)	$(20,117)	$(9,197)
Income (loss) from discontinued operations	—	—	—	—	642
Depreciation and amortization expense	11,914	9,794	8,451	7,457	5,310
Interest expense, net	6,582	2,781	1,858	1,951	2,797
Other expense (income), net	(289)	678	544	(101)	431
Provision for income taxes	1,296	1,530	1,039	(78)	708
Stock-based compensation expense	9,977	4,333	2,741	1,077	498
Acquisition-related expense	15,092	5,583	2,455	2,186	1,461
Stock-based compensation expense - related party vendor	—	—	—	11,220	—
Non-recurring litigation costs	—	25	406	256	—
Purchase accounting deferred revenue discount	4,469	1,405	313	362	926
Adjusted EBITDA	$30,316	$12,616	$4,143	$4,213	$3,576
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
Cost of Revenue
Cost of product revenue. Cost of product revenue consists primarily of personnel and related costs of our customer success and cloud operations teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, and allocated overhead, as well as software license fees, hosting costs, Internet connectivity, and depreciation expenses directly related to delivering our applications. We expect that cost of revenues may increase in the future depending on the growth rate of our new customers and billings and our need to support the implementation, hosting and support of those new customers. We intend to continue to invest additional resources in expanding the delivery capability of our applications. As we add hosting infrastructure capacity and support personnel in advance of anticipated growth, our cost of product revenue will increase, and if such anticipated revenue growth does not occur, our product gross profit will be adversely affected both in terms of absolute dollars and as a percentage of total revenues in any particular quarterly or annual period. Our cost of product revenue is generally expensed as the costs are incurred.
Cost of professional services revenue. Cost of professional services revenue consists primarily of personnel and related costs, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, and allocated overhead, as well as the costs of contracted third-party vendors and reimbursable expenses. As most of our personnel are employed on a full-time basis, our cost of professional services revenue is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. We expect that cost of professional services as a percentage of total revenues could fluctuate from period to period depending on the growth of our professional services business, the timing of sales of applications, and any associated costs relating to the delivery of services. Our cost of professional services revenue is generally expensed as costs are incurred.

Operating Expenses
Our operating expenses are classified into six categories: sales and marketing, research and development, refundable Canadian tax credits, general and administrative, depreciation and amortization and acquisition-related expenses. For each category, other than refundable Canadian tax credits and depreciation and amortization, the largest expense component is personnel and related costs, which includes salaries, employee benefit costs, bonuses, commissions, stock-based compensation, and payroll taxes. Operating expenses also include allocated overhead costs for facilities, which are allocated to each department based on relative department headcount. Operating expenses are generally recognized as incurred.
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
Research and development. Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead, and costs of certain third-party contractors. Research and development costs related to the development of our software applications are generally recognized as incurred. For example, we are parties to a technology services agreement pursuant to which we generally recognize expenses for services as they are received. See Note 14 Related Party Transactions, of the Notes to Consolidated Financial Statements for more information regarding how expenses under such agreement are recognized. We have devoted our product development efforts primarily to enhancing the functionality, and expanding the capabilities, of our applications.
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
General and administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead, professional fees, and other corporate expenses. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations, including potentially higher legal, corporate insurance, accounting and auditing expenses, and the additional costs of enhancing and maintaining our internal control environment. General and administrative expenses may fluctuate as a percentage of revenue, and overtime we expect that general and administrative expenses will decrease as a percent of revenue due to operational efficiencies.
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
Acquisition-related expenses. Acquisition-related expenses consist of one-time costs in connection with each of our acquisitions, including legal fees, accounting fees, financing fees, restructuring costs, integration costs, and other transactional fees and bonuses. We intend to continue executing our focused strategy of acquisitions to enhance the features and functionality of our applications, expand our customer base, and provide access to new markets and increased benefits of scale.
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
Income Taxes
Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. We have historically not recorded any material provision for federal or state income taxes, other than deferred taxes related to tax deductible goodwill and current taxes in certain separate company filing states. The balance of the tax provision for fiscal years ended December 31, 2017, 2016, and 2015, outside of tax deductible goodwill and current taxes in separate filing states, is related to foreign income taxes, primarily operations of our Canadian subsidiary. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited.

Results of Operations
Consolidated Statements of Operations Data
The following tables set forth our results of operations for the specified periods, as well as our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods (dollars in thousands, except share and per share data).

	Year Ended December 31,
	2017		2016		2015
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue:
Subscription and support	$85,467	87%	$65,552	88%	$57,193	82%
Perpetual license	4,346	4%	1,650	2%	2,805	4%
Total product revenue	89,813	91%	67,202	90%	59,998	86%
Professional services	8,139	9%	7,565	10%	9,913	14%
Total revenue	97,952	100%	74,767	100%	69,911	100%
Cost of revenue:
Subscription and support (1)(2)	28,454	29%	22,734	30%	19,586	28%
Professional services	5,193	5%	4,831	7%	7,085	10%
Total cost of revenue	33,647	34%	27,565	37%	26,671	38%
Gross profit	64,305	66%	47,202	63%	43,240	62%
Operating expenses:
Sales and marketing (1)	15,307	16%	12,160	16%	12,965	19%
Research and development (1)	15,795	16%	14,919	20%	15,778	23%
Refundable Canadian tax credits	(542)	(1)%	(513)	(1)%	(470)	(1)%
General and administrative (1)	23,291	24%	18,286	24%	18,201	26%
Depreciation and amortization	6,498	7%	5,291	7%	4,534	6%
Acquisition-related expenses	15,092	15%	5,583	9%	2,455	3%
Total operating expenses	75,441	77%	55,726	75%	53,463	76%
Loss from operations	(11,136)	(11)%	(8,524)	(12)%	(10,223)	(14)%
Other Expense:
Interest expense, net	(6,582)	(7)%	(2,781)	(4)%	(1,858)	(3)%
Other expense, net	289	1%	(678)	(1)%	(544)	—%
Total other expense	(6,293)	(6)%	(3,459)	(5)%	(2,402)	(3)%
Loss before provision for income taxes	(17,429)	(17)%	(11,983)	(17)%	(12,625)	(17)%
Provision for income taxes	(1,296)	(2)%	(1,530)	(1)%	(1,039)	(3)%
Loss from continuing operations	(18,725)	(19)%	(13,513)	(18)%	(13,664)	(20)%
Income (loss) from discontinued operations	—		—		—	—%
Net loss	$(18,725)	(19)%	$(13,513)	(18)%	$(13,664)	(20)%
Preferred stock dividends and accretion	—	—%	—	—%	—	—%
Net loss attributable to common stockholders (3)	$(18,725)	(19)%	$(13,513)	(18)%	$(13,664)	(20)%
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(1.02)		$(0.82)		$(0.91)
Weighted-average common shares outstanding, basic and diluted (3)	18,411,247		16,472,799		14,939,601

(1)	Includes stock-based compensation.

(2)	Includes depreciation and amortization of $5,416,000, $4,503,000, and $3,916,000 in 2017, 2016, and 2015, respectively.

(3)
See Note 8 Net Loss Per Share, of the Notes to Consolidated Financial Statements included elsewhere in this 10-K for a discussion and reconciliation of historical net loss attributable to common stockholders and weighted average shares outstanding for historical basic and diluted net loss per share calculations.

Comparison of Fiscal Years Ended December 31, 2017 and December 31, 2016
Revenue

	Year Ended December 31,
	2017		2016		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$85,467	87%	$65,552	88%	$19,915	30%
Perpetual license	4,346	4%	1,650	2%	2,696	163%
Total product revenue	89,813	91%	67,202	90%	22,611	34%
Professional services	8,139	9%	7,565	10%	574	8%
Total revenue	$97,952	100%	$74,767	100%	$23,185	31%
Total revenue was $98.0 million in 2017, compared to $74.8 million in 2016, an increase of $23.2 million, or 31%. Of the increase in total revenue, $23.6 million was due to the acquisitions we closed in 2017 and 2016. Total revenue declined by $0.8 million due to the divestiture of the EPM Live product line at the end of February 2016 and increased by $0.4 million from organic total revenues, or 1% in 2017 compared to 2016.
Subscription and support revenue was $85.5 million in 2017, compared to $65.6 million in 2016, an increase of $19.9 million, or 30%. Of the increase in subscription and support revenue, $19.1 million was due to the acquisitions we closed in 2017 and 2016. Subscription and support revenue declined by $0.5 million due to the divestiture of the EPM Live product line at the end of February 2016. The organic subscription and support revenue increased by $1.3 million, or 2%.
Perpetual license revenue was $4.3 million in 2017, compared to $1.7 million in 2016, an increase of $2.7 million, or 163%. The acquisitions we closed in 2017 and 2016 contributed a $2.9 million increase in perpetual license revenue. Perpetual license revenue declined by $0.1 million due to the divestiture of the EPM Live product line at the end of February 2016 . The organic perpetual revenue declined by $0.1 million, or 8%.
Professional services revenue was $8.1 million in 2017, compared to $7.6 million in 2016, an increase of $0.6 million, or 8%. The acquisitions we closed in 2017 and 2016 contributed a $1.6 million increase to professional services revenue. Professional services revenue declined by $0.2 million due to the divestiture of the EPM Live product line at the end of February 2016. The organic professional services revenue declined by $0.8, or 11%.

Cost of Revenue and Gross Profit Percentage

	Year Ended December 31,
	2017		2016		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$28,454	29%	$22,734	30%	$5,720	25%
Professional services	5,193	5%	4,831	7%	362	7%
Total cost of revenue	33,647	34%	27,565	37%	6,082	22%
Gross profit	$64,305	66%	$47,202	63%	$17,103	36%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$1,904	2%	$2,030	3%	$(126)	(6)%
Amortization	$3,512	4%	$2,473	3%	$1,039	42%
Cost of subscription and support revenue was $28.5 million in 2017, compared to $22.7 million in 2016, an increase of $5.7 million, or 25%. The 2017 and 2016 acquisitions contributed to a $6.5 million increase in cost of subscription and support revenue. Of the $6.5 million increase, $2.4 million was due to mobile messaging costs associated with the Waterfall acquisition, $1.5 million increase in personnel and related costs, $1.1 million increase in depreciation and amortization costs, $0.5 million was due to cloud hosting and infrastructure, $0.4 million was due to third party software and equipment costs, and the remaining $0.6 million from miscellaneous costs. The divestiture of the EPM Live product line in Q1 2016 contributed to $0.3 million decrease in cost of subscription and support revenue, which was driven by a $0.1 million decrease to personnel and related costs, $0.1 million from depreciation and amortization, and $0.1 million from reduced third party software and equipment costs. The organic portion of our business contributed to a $0.5 million decrease, related to personnel and related costs, most of which were the result of our planned operating efficiencies.
Cost of professional services revenue was $5.2 million in 2017, compared to $4.8 million in 2016, an increase of $0.4 million, or 7%. The acquisitions we closed in 2017 and 2016 contributed a $1.3 million increase in cost of professional services revenue. Of the $1.3 million increase, $1.2 million was attributable to personnel and related costs and $0.1 million is attributable to contractor fees. The divestiture of the EPM Live product line at the end of February 2016 contributed to $0.3 million decrease in cost of professional services, which was attributable to reduced personnel and related costs. Cost of professional services revenue for organic business decreased $0.6 million driven by a $0.3 million reduction in personnel and related costs, $0.2 million attributable to the reduction of contractor fees and a $0.1 million reduction in miscellaneous expenses, most of which are the result of our planned operating efficiencies.
Operating Expenses
Sales and Marketing Expense

	Year Ended December 31,
	2017		2016		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Sales and marketing	$15,307	16%	$12,160	16%	$3,147	26%
Sales and marketing expense was $15.3 million in 2017, compared to $12.2 million in 2016, an increase of $3.1 million, or 26%. The acquisitions we closed in 2017 and 2016 contributed an increase of $4.4 million in sales and marketing expense comprised of $2.3 million of personnel and related costs, $1.4 million of commission expense, $0.3 million of increased general marketing spend, and the remaining $0.4 million was driven by miscellaneous costs. The divestiture of the EPM Live product line in Q1 2016 contributed to a decrease of $0.1 million in sales and marketing expense comprised of personnel and related expenses. The organic business contributed a $1.1 million decrease to sales and marketing expense, which was attributable primarily to a decrease in commission expense of $0.7 million and marketing program expenses of $0.4 million.
Research and Development Expense

	Year Ended December 31,
	2017		2016		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Research and development:
Research and development	$15,795	16%	$14,919	20%	$876	6%
Refundable Canadian tax credits	(542)	—%	(513)	(1)%	(29)	6%
Total research and development	$15,253	16%	$14,406	19%	$847	6%
Research and development expense was $15.8 million in 2017, compared to $14.9 million in 2016, an increase of $0.9 million, or 6%. The $2.6 million increase from acquisitions closed in 2017 and 2016 was comprised of $2.0 million in personnel and related costs, $0.3 million in contractor fees, and $0.3 million of miscellaneous expenses. The divestiture of the EPM Live product in February 2016 contributed a decrease of $0.2 million in research and development expense comprised of $0.1 million of personnel and related costs and $0.1 million of contractor fees. The organic portion of our business contributed to a $1.5 million decrease in research and development costs from reduced personnel and related costs as a result of our planned operating efficiencies.
Refundable Canadian tax credits were $0.5 million in 2017, or flat compared to $0.5 million in 2016.
General and Administrative Expense

	Year Ended December 31,
	2017		2016		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
General and administrative	$23,291	24%	$18,286	24%	$5,005	27%
General and administrative expense was $23.3 million in 2017, compared to $18.3 million in 2016, an increase of $5.0 million, or 27%. The acquisitions we closed in 2017 and 2016 contributed a $0.6 million dollar increase to general and administrative expense, which $0.6 million was related to personnel and related expense , which were the result of our planned operating efficiencies. The divestiture of the EPM Live product in February 2016 contributed had minimal impact in general and administrative expense. General and administrative costs for the organic portion of our business increased by $4.4 million which was primarily related to an increase in non-cash stock compensation expense.

Depreciation and Amortization Expense

	Year Ended December 31,
	2017		2016		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$712	1%	$657	1%	$55	8%
Amortization	5,786	6%	4,634	6%	1,152	25%
Total depreciation and amortization	$6,498	7%	$5,291	7%	$1,207	23%
Depreciation and amortization expense was $6.5 million in 2017, compared to $5.3 million in 2016, an increase of $1.2 million, or 23%. The acquisitions we closed in 2017 and 2016 contributed a $2.3 million increase with the majority resulting from amortization of acquired intangible assets created from our purchase business combinations accounting. The organic portion of our business saw a $1.1 million decrease in depreciation and amortization cost primarily due to a decrease in amortization expense of acquired intangible assets created from our purchase business combinations accounting. This divestiture of the EPM Live product in February 2016 did not have a significant impact to depreciation and amortization expense.
Acquisition-related Expense

	Year Ended December 31,
	2017		2016		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Acquisition-related expense	$15,092	15%	$5,583	7%	$9,509	170%
One-time acquisition-related expense was $15.1 million in 2017, compared to $5.6 million in 2016, an increase of $9.5 million, or 170%. The Company made four acquisitions during 2017, this acquisition activity was substantially more than the three acquisitions closed in 2016. As a result, year-over-year comparisons of these expenses are not necessarily meaningful due to their one-time nature.

Other Expense, net

	Year Ended December 31,
	2017		2016		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Other Expense:
Interest expense, net	$(6,582)	(7)%	$(2,781)	(4)%	$(3,801)	137%
Other income (expense), net	289	1%	(678)	(1)%	967	(143)%
Total other expense	$(6,293)	(6)%	$(3,459)	(5)%	$(2,834)	82%
Interest expense was $6.6 million in 2017, compared to $2.8 million for 2016, an increase of $3.8 million, or 137%. The increase is attributable to increased borrowing under our expanded debt facility to support acquisitions.
Other income was $0.3 million in 2017, compared to other expense of $0.7 million in 2016, a decrease of $1.0 million, or 143%. The decrease in expenses was driven by the loss on the sale of EPM Live of $0.7 million in the first quarter of 2016.
(Provision for) Benefit from Income Taxes

	Year Ended December 31,
	2017		2016		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
(Provision for) Benefit from Income Taxes	$(1,296)	(1)%	$(1,530)	(2)%	$234	(15)%
Provision for income taxes was $1.3 million in 2017, compared to $1.5 million in 2016, an decrease in provision for income taxes of $0.2 million, or 15%. In 2017 we recorded income taxes that were principally attributable to state and foreign taxes, other than deferred taxes related to tax deductible goodwill. The foreign provision for income taxes in 2017 is principally attributable to net income generated in Canada after reduction for tax credits generated and carried forward. Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Code and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited. See Note 6 Income Taxes, of the Notes to Consolidated Financial Statements for more information regarding our income taxes as they relate to foreign and domestic operations.

Comparison of Fiscal Years Ended December 31, 2016 and December 31, 2015
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
Provision for income taxes was $1.5 million in 2016, compared to $1.0 million in 2015, an increase in provision for income taxes of $0.5 million, or 47%. In 2016 we recorded income taxes that were principally attributable to state and foreign taxes, other than deferred taxes related to tax deductible goodwill. The foreign provision for income taxes in 2016 is attributable to net income generated in excess of net operating loss carryforwards and reduction of tax credit carryforwards in Canada. Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Code and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited. See Note 6 Income Taxes, of the Notes to Consolidated Financial Statements for more information regarding our income taxes as they relate to foreign and domestic operations.

Liquidity and Capital Resources
To date, we have financed our operations primarily through capital raising including sales of our common stock, cash from operating activities, borrowing under our credit facility, and the issuance of notes to sellers in some of our acquisitions.
On May 12, 2017, the Company filed a registration statement on Form S-3 (File No. 333-217977) (the "S-3"), to register Upland securities in an aggregate amount of up to $75.0 million for offerings from time to time. The S-3 was amended on May 22, 2017, and declared effective on May 26, 2017. On June 6, 2017, pursuant to the S-3, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Needham & Company, LLC and William Blair & Company, L.L.C., as representatives of the several underwriters named therein, relating to the sale and issuance of 2,139,534 common shares of the Company for an offering price to the public of $21.50 per share. The net proceeds of the registered public offering were approximately $42.7 million, net of issuance costs, in exchange for 2,139,534 shares of common stock.
As of December 31, 2017, we had cash and cash equivalents of $22.3 million, $30.0 million of available borrowings under our loan facility, and $113.8 million of borrowings outstanding under our loan and security agreements, and $49.4 million as of December 31, 2016.
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
The Credit Facility now provides for a $200.0 million credit facility, including a $113.8 million outstanding term loan, a $40.0 million delayed draw term loan commitment ($20.0 million of which was drawn in conjunction with the acquisition of Qvidian in November, 2017), a $10.0 million revolving loan commitment, and a $55.0 million uncommitted accordion.
Specifically, the Fifth Amendment provides for, among other things, (i) the expansion of the Company’s delayed draw term facility from $10.0 million to $40.0 million, (ii) an increase in the Company’s uncommitted accordion amount from $20.0 million to $55.0 million, (iii) reduces principal installments to 2.5% per annum on or before June 30, 2019 with the existing 5.0% per annum due thereafter until the facility’s maturity date of August 2, 2022, (iv) a favorable adjustment to the leverage ratio such that funded indebtedness used in the leverage ratio is reduced by qualified cash in excess of $2.5 million, not to exceed $15.0 million, and (v) an increase in the maximum amount of purchase consideration payable in respect of an individual permitted acquisition from $20.0 million to $25.0 million, and in respect of all permitted acquisitions from $75.0 million to $175.0 million.
As of December 31, 2017 and December 31, 2016, we had a working capital deficit of $23.5 million and a surplus of $7.6 million, respectively, which included $43.8 million and $23.6 million of deferred revenue recorded as a current liability as of December 31, 2017 and December 31, 2016, respectively. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy.

The following table summarizes our cash flows for the periods indicated (including cash flows from discontinued operations):

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$7,716	$3,875	$(1,503)
Net cash used in investing activities	(110,775)	(13,229)	(9,411)
Net cash provided by (used in) financing activities	96,178	19,525	(1,221)
Effect of exchange rate fluctuations on cash	449	114	(380)
Change in cash and cash equivalents	(6,432)	10,285	(12,515)
Cash and cash equivalents, beginning of period	28,758	18,473	30,988
Cash and cash equivalents, end of period	$22,326	$28,758	$18,473
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
Our cash provided by operating activities for the year ended 2017 primarily reflects our net loss of $18.7 million, partially offset by non-cash expenses that included $11.9 million of depreciation and amortization, $0.3 million of deferred income taxes, $0.6 million of non-cash interest expense, and $10.0 million of non-cash stock compensation expense. Working capital sources of cash included a $1.6 million decrease in Prepaids and other, a $1.3 million increase in accounts payable, a $3.7 million increase in accrued expenses and other liabilities and a $2.8 million increase in deferred revenue. These sources of cash were partially offset by a $4.7 million increase in accounts receivable.
Our cash provided by operating activities for the year ended 2016 primarily reflects our net loss of $13.5 million, offset by non-cash expenses that included $9.8 million of depreciation and amortization, $0.5 million of deferred income taxes, $0.1 million of foreign currency re-measurement loss, $0.3 million of non-cash interest expense, and $4.3 million of non-cash stock compensation expense. Working capital sources of cash included a $0.4 million decrease in accounts receivable, a $0.6 million decrease in prepaids and other assets, a $0.4 million decrease in accrued expenses and other liabilities and a $2.2 million decrease in deferred revenue. These sources of cash were offset by a $0.4 million decrease in accounts receivable and a $1.5 million increase in accounts payable.
Our cash provided by operating activities for the year ended 2015 primarily reflects our net loss of $13.7 million, offset by non-cash expenses that included a $0.0 million charge for the 1,803,574 shares of common stock issued to DevFactory, $8.5 million of depreciation and amortization, $0.4 million of non-cash interest expense, and $2.7 million of non-cash stock compensation expense offset by $0.2 million in deferred income tax benefit. Working capital sources of cash included a $0.7 million decrease in accounts receivable, a $1.9 million decrease in prepaids and other assets, and a $0.2 million increase in accounts payable. These sources of cash were offset by a $2.8 million decrease in accrued expenses and other liabilities, and a $0.6 million decrease in deferred revenue.

Cash Flows from Investing Activities
Our primary investing activities have consisted of acquisitions of complementary technologies, products and businesses. As our business grows, we expect our primary investing activities to continue to further expand our family of software applications and infrastructure and support additional personnel. For fiscal 2017, 2016 and 2015, cash used in investing activities for business combinations consisted of $110.3 million, $12.2 million and $7.7 million, respectively. In addition, for fiscal 2017, 2016 and 2015, we used $0.4 million, $0.7 million and $1.0 million, respectively, for the purchases of property and equipment. Further, for fiscal 2017, 2016 and 2015, we used $0.1 million, $0.4 million, and $0.8 million, respectively, for the purchases of customer relationships.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our operations as well as proceeds from debt obligations entered into to finance our operations. For fiscal 2017, cash provided by financing activities consisted primarily of $74.5 million in proceeds from debt, partially offset by $11.9 million for repayment of debt and $43.8 million for proceeds from issuance of common stock, net of issuance costs. For fiscal 2016, cash provided by financing activities consisted primarily of $31.0 million in proceeds from debt, partially offset by $7.2 million for repayment of debt. For fiscal 2015, cash provided by financing activities consisted primarily of $24.1 million in proceeds from debt, offset by $23.9 million for repayment of debt. For fiscal 2017, 2016 and 2015 cash used for additional consideration to sellers of businesses was $5.4 million, $2.1 million, and $0.4 million, respectively, and payments on capital leases was $1.5 million, $1.7 million, and $1.0 million, respectively.
Loan and Security Agreements
See Note 7 - Debt, of the Notes to Consolidated Financial Statements for more information regarding our Loan and Security Agreements and outstanding debt as of December 31, 2017.
Contractual Payment Obligations
The following table summarizes our future contractual obligations as of December 31, 2017 (in thousands):

Contractual Obligations	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	>3-5 Years	More Than 5 Years
Debt Obligations	$113,813	$3,000	$15,813	$95,000	$—
Capital Lease Obligations	$1,844	$1,150	$694	$—	$—
Operating Lease Obligations	$9,105	$3,103	$5,994	$8	$—
Purchase Commitments	$3,238	$3,238	$—	$—	$—
Total	$128,000	$10,491	$22,501	$95,008	$—
Future debt maturities of long-term debt exclude debt discounts and consist of obligations under the Company's U.S. Loan Agreement, Canadian Loan Agreement, and seller notes.
The Company leases office space under operating leases that expire between 2018 and 2022. The Company also leases computer equipment and software under capital leases.
The Company leases cloud infrastructure with Amazon Web Services to support its cloud infrastructure in conjunction with the consolidation and elimination of a substantial portion of its physical cloud infrastructure formerly maintained around the United States, Canada and the UK.
The Company has an outstanding purchase commitment in 2018 for software development services from DevFactory FZ-LLC ("DevFactory") pursuant to a technology services agreement in the amount of $3.2 million. See Note 14 - Related Party Transactions, of the Notes to Consolidated Financial Statements for more information regarding our purchase commitment to this related party.
The agreement has an initial term that expired on December 31, 2017, with an option for either party to renew annually for up to five years. On March 28, 2017, the Company and DevFactory executed an amendment to extend the initial term to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment was January 1, 2017. For years after 2018, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2018 total revenues increase by 10% as compared to 2017 total revenues, then the 2019 purchase commitment will increase by approximately $400,000 from the 2018 purchase commitment amount to approximately $3.6 million.
Off-Balance Sheet Arrangements
During the years ended December 31, 2017, 2016, and 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Stock-Based Compensation
Stock options awarded to employees and directors are measured at fair value at each grant date. The Company accounts for stock-based compensation in accordance with authoritative accounting principles which require all share-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on their estimated fair value. Compensation expense is determined under the fair value method using the Black-Scholes option pricing model and recognized ratably over the period the awards vest. The Black-Scholes option pricing model used to compute share-based compensation expense requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term of each stock option, and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in the financial statements. The following table summarizes the weighted-average grant-date fair value of options granted in 2017, 2016, and 2015 and the assumptions used to develop their fair values. As there was no public market for its common stock prior to November 2014, the Company estimates the volatility of its common stock based on the volatility of publicly traded shares of comparable companies' common stock. The Company's decision to use the volatility of comparable stock was based upon the Company's assessment that this information is more representative of future stock price trends than the Company's historical volatility. The Company estimates the expected term using the simplified method, which calculates the expected term as the midpoint between the vesting date and the contractual termination date of each award. The dividend yield assumption is based on historical and expected future dividend payouts. The risk-free interest rate is based on observed market interest rates appropriate for the term of each options.

	Year Ended December 31,
	2017	2016	2015
Weighted average grant-date fair value of options	$7.47	$3.23	$3.01
Expected volatility	35.0%	42.5%	42.5% - 44.0%
Risk-free interest rate	1.1% - 2.0%	1.2%	1.7% - 1.9%
Expected life in years	5.00	5.93	5.93
Dividend yield	—	—	—

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
The excess purchase price over the fair value of assets acquired is recorded as goodwill. We test goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because we operate in a single reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the company to the carrying value of the company. We estimate the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. The annual impairment test was performed as of October 31, 2017. No impairment of goodwill was identified during the years ended December 31, 2017, 2016, or 2015.
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
The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. There were no such impairments during 2017, 2016, and 2015.

Other Key Accounting Policies
We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. See Note 2 Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in this Annual Report. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management.
We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
Under Section 107(b) of the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We are choosing to “opt out” of such extended transition period, however, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. See Note 2 Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statement for more information.
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
Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of December 31, 2017, we had a principal balance of $108.5 million under our U.S. Loan Agreement and $5.3 million under our Canadian Loan Agreement. As of December 31, 2016, we had a principal balance of $43.8 million under our U.S. Loan Agreement and $5.6 million under our Canadian Loan Agreement.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $2.1 million for the year ended December 31, 2017. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
UPLAND SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Upland Software, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Upland Software, Inc. (the “Company“) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements“). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB“) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company‘s auditor since 2013.
/s/ Ernst & Young LLP
Austin, Texas
March 8, 2018

Upland Software, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$22,326	$28,758
Accounts receivable (net of allowance of $1,069 and $658 at December 31, 2017 and December 31, 2016, respectively)	26,504	15,254
Prepaid and other	2,856	3,287
Total current assets	51,686	47,299
Canadian tax credits receivable	1,196	978
Property and equipment, net	2,927	4,356
Intangible assets, net	70,043	28,512
Goodwill	154,607	69,097
Other assets	800	346
Total assets	$281,259	$150,588
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,887	$1,268
Accrued compensation	5,157	2,541
Accrued expenses and other	12,148	5,505
Deferred revenue	43,807	23,552
Due to sellers	7,839	4,642
Current maturities of notes payable (includes unamortized discount of $699 and $329 at December 31, 2017 and December 31, 2016, respectively)	2,301	2,190
Total current liabilities	75,139	39,698
Canadian tax credit liability to sellers	—	361
Notes payable, less current maturities (includes unamortized discount of $1,969 and $1,113 at December 31, 2017 and December 31, 2016, respectively)	108,843	45,739
Deferred revenue	1,570	247
Noncurrent deferred tax liability, net	3,262	3,404
Other long-term liabilities	1,030	2,126
Total liabilities	189,844	91,575
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2017; no shares issued and outstanding as of December 31, 2016, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized: 20,768,401 and 17,785,288 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	174,944	124,566
Accumulated other comprehensive loss	(2,403)	(3,152)
Accumulated deficit	(81,128)	(62,403)
Total stockholders’ equity	91,415	59,013
Total liabilities and stockholders’ equity	$281,259	$150,588
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Operations

(in thousands, except share and per share amounts)	Year Ended December 31,
	2017	2016	2015
Revenue:
Subscription and support	$85,467	$65,552	$57,193
Perpetual license	4,346	1,650	2,805
Total product revenue	89,813	67,202	59,998
Professional services	8,139	7,565	9,913
Total revenue	97,952	74,767	69,911
Cost of revenue:
Subscription and support	28,454	22,734	19,586
Professional services	5,193	4,831	7,085
Total cost of revenue	33,647	27,565	26,671
Gross profit	64,305	47,202	43,240
Operating expenses:
Sales and marketing	15,307	12,160	12,965
Research and development	15,795	14,919	15,778
Refundable Canadian tax credits	(542)	(513)	(470)
General and administrative	23,291	18,286	18,201
Depreciation and amortization	6,498	5,291	4,534
Acquisition-related expenses	15,092	5,583	2,455
Total operating expenses	75,441	55,726	53,463
Loss from operations	(11,136)	(8,524)	(10,223)
Other expense:
Interest expense, net	(6,582)	(2,781)	(1,858)
Other income (expense), net	289	(678)	(544)
Total other expense	(6,293)	(3,459)	(2,402)
Loss before provision for income taxes	(17,429)	(11,983)	(12,625)
Provision for income taxes	(1,296)	(1,530)	(1,039)
Net loss attributable to common shareholders	$(18,725)	$(13,513)	$(13,664)
Net loss per common share:
Net loss per common share, basic and diluted	$(1.02)	$(0.82)	$(0.91)
Weighted-average common shares outstanding, basic and diluted	18,411,247	16,472,799	14,939,601
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Comprehensive Loss

(in thousands)	Year Ended December 31,
	2017	2016	2015
Net loss	$(18,725)	$(13,513)	$(13,664)
Foreign currency translation adjustment	749	137	(1,573)
Comprehensive loss	$(17,976)	$(13,376)	$(15,237)
See accompanying notes.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	15,746,288	$2	—	$—	$112,447	$(3,289)	$(48,890)	$60,270
Issuance of common stock in business combination	1,344,463	—	—	—	8,300	—	—	8,300
Issuance of stock under Company plans, net of shares withheld for tax	694,537	—	—	—	(514)	—	—	(514)
Stock-based compensation	—	—	—	—	4,333	—	—	4,333
Other comprehensive loss	—	—	—	—	—	137	—	137
Net loss	—	—	—	—	—	—	(13,513)	(13,513)
Balance at December 31, 2016	17,785,288	$2	—	$—	$124,566	$(3,152)	$(62,403)	$59,013
Issuance of stock under Company plans, net of shares withheld for tax	843,579		—	—	(2,163)	—	—	(2,163)
Issuance of stock, net of issuance costs	2,139,534		—	—	42,564	—	—	42,564
Stock-based compensation	—		—	—	9,977	—	—	9,977
Other comprehensive loss	—		—	—	—	749	—	749
Net loss	—		—	—	—	—	(18,725)	(18,725)
Balance at December 31, 2017	20,768,401	2	—	—	174,944	(2,403)	(81,128)	91,415
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(18,725)	$(13,513)	$(13,664)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,914	9,794	8,451
Deferred income taxes	(262)	529	207
Foreign currency re-measurement (gain) loss	(382)	(64)	981
Non-cash interest and other expense	592	327	376
Non-cash stock compensation expense	9,977	4,333	2,741
Loss on disposal of business	—	746	—
Non-cash loss on retirement of fixed assets	(19)	276	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	(4,710)	(361)	741
Prepaids and other	1,555	648	1,873
Accounts payable	1,254	(1,453)	157
Accrued expenses and other liabilities	3,715	413	(2,796)
Deferred revenue	2,807	2,200	(570)
Net cash provided by (used in) operating activities	7,716	3,875	(1,503)
Investing activities
Purchase of property and equipment	(396)	(670)	(956)
Purchase of customer relationships	(55)	(408)	(791)
Purchase business combinations, net of cash acquired	(110,324)	(12,151)	(7,664)
Net cash used in investing activities	(110,775)	(13,229)	(9,411)
Financing activities
Payments on capital leases	(1,497)	(1,683)	(1,020)
Proceeds from notes payable, net of issuance costs	74,538	30,992	24,083
Payments on notes payable	(11,912)	(7,190)	(23,907)
Taxes paid related to net share settlement of equity awards	(3,387)	(726)	—
Issuance of common stock, net of issuance costs	43,797	211	(18)
Additional consideration paid to sellers of businesses	(5,361)	(2,079)	(359)
Net cash provided by (used in) financing activities	96,178	19,525	(1,221)
Effect of exchange rate fluctuations on cash	449	114	(380)
Change in cash and cash equivalents	(6,432)	10,285	(12,515)
Cash and cash equivalents, beginning of period	28,758	18,473	30,988
Cash and cash equivalents, end of period	$22,326	$28,758	$18,473
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,012	$2,455	$1,523
Cash paid for taxes	$1,782	$488	$314
Noncash investing and financing activities:
Equipment acquired pursuant to capital lease obligations	$50	$1,293	$3,428
Issuance of common stock in business combination	$—	$8,300	$1,386
See accompanying notes.

Upland Software, Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Upland Software, Inc. (“Upland” or the “Company”) is a provider of cloud-based enterprise work management software. Upland’s software applications help organizations better optimize the allocation and utilization of their people, time, and money. Upland provides a family of cloud-based enterprise work management software applications for the information technology, process excellence, finance, professional services, and marketing functions within organizations. Upland’s software applications address a broad range of enterprise work management needs, from strategic planning to task execution.
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
During the third quarter of 2017, we identified and corrected an immaterial charge in the reported non-cash loss on debt extinguishment and interest expense recorded in the second quarter 2017 in our Condensed Consolidated Statements of Operations. The Fourth Amendment to the Company’s Credit Agreement should have been accounted for as a modification rather than an extinguishment in accordance with the accounting literature under ASC 470, Debt. The unaudited Consolidated Statements of Operations for the three months ended September 30, 2017, reflect a reversal of the immaterial non-cash net $1.4 million charge to loss on debt extinguishment and interest expense. This matter had no effect on the reported revenue, gross profit, or the Condensed Consolidated Statement of Cash Flows and had no material effect on the Condensed Consolidated Balance Sheet, or Condensed Consolidated Statements of Comprehensive Loss. See Note 7 - Debt, of the Notes to Consolidated Financial Statements for more information related to the Company’s Credit Agreement.
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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of year	$658	$581	$890
Provision	1,069	863	412
Divestitures	—	(230)	—
Writeoffs, net of recoveries	(658)	(556)	(721)
Balance at end of year	$1,069	$658	$581
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues nor more than 10% of accounts receivable in the years ended December 31, 2017, 2016, or 2015.
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
The excess purchase price over the fair value of assets acquired is recorded as goodwill. We test goodwill for impairment annually in October, or whenever events or changes in circumstances indicate an impairment may have occurred. Because we operate as one reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the company to the carrying value of the company. We estimate the fair value of the reporting unit using a "step one" analysis using a fair-value-based approach based on the market capitalization or a discounted cash flow analysis of projected future results to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. The annual impairment test was performed as of October 31, 2017. No impairment of goodwill was identified during the years ended December 31, 2017, 2016, or 2015.
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
The Company determines fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model for the specific intangible asset being valued. There were no impairments during 2017, 2016, and 2015.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine whether impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or net realizable value. No indicators of impairment were identified during the years ended December 31, 2017, 2016, or 2015.
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
Debt Issuance Costs
The Company capitalizes underwriting, legal, and other direct costs incurred related to the issuance of debt, which are recorded as a direct deduction from the carrying amount of the related debt liability and amortized to interest expense over the term of the related debt using the effective interest rate method. Upon the extinguishment of the related debt, any unamortized capitalized deferred financing costs are recorded to interest expense. In 2015, the Company wrote off approximately $0.2 million of deferred financing costs associated with its Comerica facility replaced by the new Wells Fargo facility. In 2017, the Company had no write offs of deferred financing costs and in 2016 the Company wrote off approximately $0.1 million of deferred financing costs associated with the expansion of its Wells Fargo facility.
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
Advertising Costs
Advertising costs are expensed in the period incurred. Advertising expenses were $33,000, $59,000 and $347,000 for the years ended December 31, 2017, 2016, or 2015, respectively. Advertising costs are recorded in sales and marketing expenses in the accompanying consolidated statement of operations.
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
Stock-Based Compensation
Stock options awarded to employees and directors are measured at fair value at each grant date. The Company accounts for stock-based compensation in accordance with authoritative accounting principles which require all share-based compensation to employees, including grants of employee stock options, to be recognized in the financial statements based on their estimated fair value. Compensation expense is determined under the fair value method using the Black-Scholes option pricing model and recognized ratably over the period the awards vest. The Black-Scholes option pricing model used to compute share-based compensation expense requires extensive use of accounting judgment and financial estimates. Items requiring estimation include the expected term option holders will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term of each stock option, and the number of stock options that will be forfeited prior to the completion of their vesting requirements. Application of alternative assumptions could result in significantly different share-based compensation amounts being recorded in the financial statements. The following table summarizes the weighted-average grant-date fair value of options granted in 2017, 2016, and 2015 and the assumptions used to develop their fair values. As there was no public market for its common stock prior to November 2014, the Company estimates the volatility of its common stock based on the volatility of publicly traded shares of comparable companies' common stock. The Company's decision to use the volatility of comparable stock was based upon the Company's assessment that this information is more representative of future stock price trends than the Company's historical volatility. The Company estimates the expected term using the simplified method, which calculates the expected term as the midpoint between the vesting date and the contractual termination date of each award. The dividend yield assumption is based on historical and expected future dividend payouts. The risk-free interest rate is based on observed market interest rates appropriate for the term of each options.

	Year Ended December 31,
	2017	2016	2015
Weighted average grant-date fair value of options	$7.47	$3.23	$3.01
Expected volatility	35.0%	42.5%	42.5% - 44.0%
Risk-free interest rate	1.1% - 2.0%	1.2%	1.7% - 1.9%
Expected life in years	5.00	5.93	5.93
Dividend yield	—	—	—
Comprehensive Loss
The Company utilizes the guidance in Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss comprises net loss and cumulative foreign currency translation adjustments. The accumulated comprehensive loss as of December 31, 2017, 2016, and 2015 was due to foreign currency translation adjustments.

Foreign Currency Transactions
Results of operations for foreign subsidiaries are translated in United State dollars using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in the statements of operations and include the impact of revaluation of certain foreign currency denominated net assets or liabilities held internationally. For the years ended December 31, 2017, 2016, and 2015, foreign currency transaction losses were $178,000, $271,000, and $515,000, respectively.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," or ASU 2014-09, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," or ASU 2015-14, that deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. In 2016, the FASB issued the following amendments to ASC 606: ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the implementation guidance on principal versus agent considerations; ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," which clarifies guidance on identification of performance obligations and licensing implementation; ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," which provides clarifying guidance on assessing collectibility, presentation of sales taxes, noncash consideration, contract modifications and completed contracts; and ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which clarifies narrow aspects of ASC 606 or corrects unintended application of the guidance. ASC 606 will be effective for us beginning in our first quarter of 2018 using the modified retrospective method.
We continue to evaluate all potential impacts of the new standard, as well as the changes that are required to systems, processes and internal controls to meet the new standard's reporting and disclosure requirements. We currently believe the most significant impact relates to our accounting for arrangements that include contractual provisions providing for periodic price increases in subscription fee arrangements. Under current GAAP, we account for periodic price increases in the period in which they occur, and under the new standard, we will recognize revenue for periodic price increases on a ratable basis over the term of the contract. Additionally under current GAAP, for contracts in which customers host and manage our solutions on-premises or in third-party data centers under term license and maintenance agreements, we recognize the entire arrangement consideration monthly over the term of the software license as we do not have VSOE of fair value for the license and maintenance. Under the new standard, we will be able to recognize software license revenue once the customer obtains control of the license, which will generally occur at the start of each license term. Under current GAAP, we also defer only direct and incremental commission costs to obtain a contract and amortize those costs over the term of the related contract. Under the new standard, we will be required to defer additional incremental costs related to the customer contract and amortize those costs over the expected period of customer benefit. Also a portion of the commission payment will now be expensed as incurred. We are substantially complete with our evaluation of the effect that the adoption will have on our consolidated financial statements. In connection with the adoption of Topic 606, we expect to record a cumulative-effect adjustment to accumulated deficit of approximately $6.3 million to $6.7 million on December 31, 2017. The adjustment reflects the acceleration of revenues and deferral of expenses.
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

3. Acquisitions
2017 Acquisitions

On January 10, 2017, Upland completed its acquisition of Omtool, Ltd., an enterprise document capture, fax, and workflow solution company. The purchase price paid for Omtool was $19.3 million (net of cash acquired). Revenues recorded since the acquisition date through December 31, 2017 were approximately $10.7 million.
On April 21, 2017, the Company acquired RightAnswers, Inc. ("RightAnswers"), a cloud-based knowledge management system. The purchase price was $17.4 million, in cash at closing (net of $0.1 million cash acquired) and a $2.5 million cash holdback payable in one year (subject to indemnification claims) and excludes potential future earn-out payments valued at $4.0 million tied to additional performance-based goals, towards which $1.0 million was paid in September, 2017 and an additional $2.0 million was earned but not paid as of December 31, 2017. Revenues recorded since the acquisition date through December 31, 2017 were approximately $5.6 million.
On July 12, 2017, the Company acquired Waterfall International Inc. (“Waterfall”), a cloud-based mobile messaging platform. The purchase price consideration paid was approximately $24.4 million in cash at closing (net of $0.4 million of cash acquired) and a $1.5 million cash holdback payable in 18 months (subject to indemnification claims). The foregoing excludes additional potential $3.0 million in earnout payments tied to performance-based conditions. Revenues recorded since the acquisition date through December 31, 2017 were approximately $5.5 million.
On November 16, 2017, Upland Software, Inc., a Delaware corporation (the “Company” or “Upland”) completed its acquisition of Qvidian Corporation, a Delaware corporation (“Qvidian”), a Massachusetts-based provider of cloud-based RFP and sales-proposal automation software. The purchase price consideration paid by the Company was $50 million in cash. Revenues recorded since the acquisition date through December 31, 2017 were approximately $1.2 million.
The pro forma statements of operations data for years ended December 31, 2017 and December 31, 2016, shown in table below, give effect to the Qvidian acquisition, described above, as if it had occurred at January 1, 2016. These amounts have been calculated after applying our accounting policies and adjusting the results of Qvidian to reflect: the costs of debt financing incurred to acquire Qvidian, the additional intangible amortization and the adjustments to acquired deferred revenue that would have been occurred assuming the fair value adjustments had been applied and incurred since January 1, 2016. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations. The table below shows the Pro forma statements of operations data for the respective years ending December 31 (in thousands):

	2017	2016
Revenue	$115,707	$89,906
Loss from continuing operations (1)	$(13,679)	$(14,370)
(1) While some recurring adjustments impact the pro forma figures presented, the decrease in pro forma loss from continuing operations compared to our loss from continuing operations presented on the consolidated statements of operations for the year ended December 31, 2017 includes nonrecurring adjustment removing acquisition costs from 2017 and reflects these costs in the year ended 2016, the year the acquisition was assumed to be completed for pro forma purposes.

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
In addition to the cash consideration described above, the Asset Purchase Agreement included a contingent share consideration component pursuant to which Upland issued an aggregate of $2.4 million in common stock on July 25, 2016. The Company also paid additional consideration of $2.4 million in March, 2017 in cash to the selling shareholders of LeadLander based on the achievement of certain revenue targets during fiscal years 2016 & 2017 and no further payment are expected to be made as of December 31, 2017.
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
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocations for the 2015 acquisition of Ultriva, the 2016 acquisitions of LeadLander, HipCricket, and API, the 2017 acquisitions of Omtool and RightAnswers are final, and the 2017 acquisitions of Waterfall and Qvidian are preliminary as the Company has not obtained and evaluated all of the detailed information, including the valuation of assets acquired and liabilities assumed, necessary to finalize the opening balance sheet amounts in all respects. Management has recorded the preliminary purchase price allocations based upon acquired company information that is currently available. Management expects to finalize its purchase price allocations in the first half of 2018.

The following condensed table presents the preliminary and final acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions, as well as assets and liabilities (in thousands):

	Preliminary		Finalized
	Qvidian	Waterfall	RightAnswers	Omtool	API	LeadLander	HipCricket	Ultriva
Year Acquired	2017	2017	2017	2017	2016	2016	2016	2015

Cash	$468	$100	$139	$2,957	$125	$365	$—	$372
Accounts receivable	1,907	1,477	2,164	784	821	199	1,226	689
Other current assets	334	608	246	464	54	55	273	52
Property and equipment	108	23	408	58	68	5	—	16
Customer relationships	14,461	6,400	10,500	4,400	1,420	970	1,000	1,820
Trade name	319	110	180	170	40	70	70	140
Technology	5,622	2,800	2,300	3,180	810	1,410	900	960
Goodwill	36,261	18,565	15,680	14,081	3,420	13,104	8,531	4,739
Other assets	8	—	—	33	89	6	—	32
Total assets acquired	59,488	30,083	31,617	26,127	6,847	16,184	12,000	8,820
Accounts payable	(388)	(605)	(139)	(219)	(11)	—	(44)	(196)
Accrued expense and other	(445)	(1,126)	(2,108)	(915)	(137)	(254)	—	(284)
Deferred revenue	(8,655)	(1,220)	(5,479)	(2,779)	(1,699)	(910)	(356)	(760)
Total liabilities assumed	(9,488)	(2,951)	(7,726)	(3,913)	(1,847)	(1,164)	(400)	(1,240)
Total consideration	$50,000	$27,132	$23,891	$22,214	$5,000	$15,020	$11,600	$7,580
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
Goodwill deductible for tax purposes is $4.9 million for our LeadLander acquisition, $8.7 million for HipCricket and $3.7 million for Waterfall. There was no Goodwill deductible for tax purposes for our API, Omtool, RightAnswers, and Qvidian acquisitions.
Total transaction costs incurred with respect to acquisition activity in the years ended December 31, 2017, 2016, and 2015 were $6.1 million, $3.6 million, and $2.2 million, respectively.
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

Changes to the fair value of earnout liabilities are recorded to other expense, net. Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout consideration liability	$—	$—	$3,576	$3,576

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout consideration liability	$—	$—	$2,500	$2,500
The Level 3 earnout consideration liability consists of amounts associated with the acquisitions of LeadLander in January 2016, RightAnswers in April 2017, and Waterfall in July 2017. The December 31, 2016 Level 3 earnout consideration liability opening balance for LeadLander of $2.5 million was settled in March 2017, a Level 3 earnout consideration liability associated with RightAnswers added $4.0 million in April 2017, of which $1.0 million was settled during September 2017, $1.0 million settled unearned as of December 31, 2017, leaving a remaining balance of $2.0 million as of December 31, 2017. In addition, a Level 3 earnout consideration liability associated with Waterfall added $1.2 million in July 2017 and was increased by $0.4 million as of December 31, 2017, resulting in a revised earnout liability of $1.6 million as of December 31, 2017.
The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

Ending balance at December 31, 2016	2,500
Additions - cash earnouts	5,598
Settlements - cash earnouts	(4,522)
Ending balance at December 31, 2017	3,576
The fair value of the earnout consideration was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration.
Debt
The Company believes the carrying value of its long-term debt at December 31, 2017 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company. The carrying value and estimated fair value of our debt at December 31, 2017 and December 31, 2016 is $113.8 million and $49.4 million, respectively,  based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.

5. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for each of the two years in the period ended December 31, 2017 are summarized in the table below (in thousands):

Balance at December 31, 2015	47,422
Acquired in business combinations	25,037
Divestiture of business	(3,775)
Adjustment due to prior year business combinations	57
Foreign currency translation adjustment	356
Balance at December 31, 2016	$69,097
Acquired in business combinations	88,819
Adjustment due to prior year business combinations	17
Adjustment due to finalization of 2017 business combinations	(4,232)
Foreign currency translation adjustment	906
Balance at December 31, 2017	$154,607
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions purchases and from acquisitions of customer relationships. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2017
Customer relationships	5-10	$69,061	$18,040	$51,021
Trade name	1.5	3,431	2,900	531
Developed technology	4-7	29,308	10,817	18,491
Total intangible assets		$101,800	$31,757	$70,043

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2016
Customer relationships	1-10	$32,703	$12,418	$20,285
Trade name	1.5-3	2,636	2,462	174
Developed technology	4-7	15,228	7,175	8,053
Total intangible assets		$50,567	$22,055	$28,512
The following table summarizes the Company’s weighted-average amortization period, in total and by major finite-lived intangible asset class, by acquisition during the year ended December 31 (in years):

	2017	2016
Customer relationships	9.0	9.3
Trade name	1.5	2.8
Developed technology	6.4	6.3
Total weighted-average amortization period	8.2	8.0

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Management has determined there have been no other indicators of impairment or change in the useful life during the years ended December 31, 2017, 2016, and 2015. Total amortization expense was $9.6 million, $7.2 million, and $6.1 million during the years ended December 31, 2017, 2016, and 2015, respectively.
Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
2018	12,847
2019	11,668
2020	10,605
2021	10,209
2022 and thereafter	24,714
Total	$70,043

6. Income Taxes
The Tax Act was enacted in December 2017. The Tax Act significantly changes U.S. tax law by, among other things, lowering U.S. corporate income tax rates, implementing a territorial tax system and imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act reduces the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $0.8 million tax benefit.
The Tax Act provided for a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”). Due to a current year tax loss in excess of the required deemed repatriation,we have not recognized a provisional income tax expense related to the transition tax. After utilization of the current year tax loss, existing net operating loss and tax credits carryforwards, the Company expects to pay minimal U.S. federal cash taxes on the deemed repatriation.
While the Tax Act provides for a modified territorial tax system, beginning in 2018, global intangible low-taxed income (“GILTI”) provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Under U.S. GAAP, the Company is required to make an accounting policy election to either (1) treat taxes due related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into its measurement of its deferred taxes (the “deferred method”). The Company is continuing to evaluate the GILTI tax rules and has not yet adopted its policy to account for the related impacts.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act and allows the registrant to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has included in its taxable income the provisional impact related to the one-time transition tax and the revaluation of deferred tax balances and included these estimates in its consolidated financial statements for the year ended December 31, 2017. The Company is in the process of analyzing the impact of the various provisions of the Tax Act. The ultimate impact may materially differ from these provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The company expects to complete its analysis within the measurement period in accordance with SAB 118.
The Company's loss from continuing operations before income taxes for the years ended December 31, was as follows (in thousands):

	2017	2016	2015
Income (loss) before provision for income taxes:
United States	$(22,748)	$(14,242)	$(13,254)
Foreign	5,319	2,259	629
	$(17,429)	$(11,983)	$(12,625)
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	2017	2016	2015
Current
Federal	$—	$—	$—
State	177	37	(100)
Foreign	1,381	964	932
Total Current	$1,558	$1,001	$832

Deferred
Federal	$(168)	$727	$293
State	128	131	31
Foreign	(222)	(329)	(117)
Total Deferred	(262)	529	207
	$1,296	$1,530	$1,039
As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $181.9 million and research and development credit carryforwards of approximately $3.9 million. The net operating loss and credit carryforwards will expire beginning in 2018, if not utilized. Utilization of the net operating losses and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation will result in the expiration of approximately $77 million of net operating losses and $3.9 million of credit carryforwards before utilization.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	2017	2016	2015
Deferred tax assets:
Accrued expenses and allowances	$1,715	$993	$793
Deferred revenue	—	573	671
Stock compensation	901	1,054	582
Net operating loss and tax credit carryforwards	26,810	24,895	20,871
Capital expenses	294	307	—
Other	129	176	196
Valuation allowance for noncurrent deferred tax assets	(15,730)	(24,588)	(18,507)
Net deferred tax assets	$14,119	$3,410	$4,606

Deferred tax liabilities:
Capital expenses	$—	$—	$(2)
Deferred revenue	(401)	—	—
Prepaid expenses	(58)	(31)	(1)
Intangible assets	(15,298)	(5,716)	(6,481)
Goodwill	(1,214)	(1,029)	(561)
Tax credit carryforwards	(410)	(38)	(379)
Net deferred tax liabilities	$(17,381)	$(6,814)	$(7,424)
Net deferred taxes	$(3,262)	$(3,404)	$(2,818)

Due to the uncertainty surrounding the timing of realizing the benefits of its domestic favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its domestic net deferred tax asset, exclusive of goodwill. During the year ended December 31, 2017 and 2016, the valuation allowance decreased by approximately $8.8 million and increased by approximately $6.1 million, respectively, due primarily to operations, acquisitions, and the impact of changes in tax law.
At December 31, 2017, we did not provide deferred income taxes on temporary differences resulting from earnings of certain foreign subsidiaries which are indefinitely reinvested. The reversal of these temporary differences could result in additional tax; however, it is not practicable to estimate the amount of any unrecognized deferred income tax liabilities at this time. Deferred income taxes are provided as necessary with respect to earnings that are not indefinitely reinvested.
The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 34% to income before taxes due to the following:

	2017	2016	2015
Federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.7%	1.2%	3.5%
Tax credits	1.0%	(0.1)%	(0.2)%
Effect of foreign operations	2.1%	1.1%	(2.2)%
Stock compensation	7.9%	(1.7)%	(2.9)%
Permanent items and other	(0.5)%	(1.6)%	(3.3)%
Effect of Tax Act	(43.7)%	—%	—%
Tax carryforwards not benefited	(12.9)%	(45.7)%	(37.1)%
	(7.4)%	(12.8)%	(8.2)%
Under ASC 740-10, Income Taxes - Overall, the Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. The Company has determined it has the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2017. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months. To the extent the Company is required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability, (in thousands).

Balance at December 31, 2015	$621
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	84
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2016	$705
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(225)
Settlements	—
Balance at December 31, 2017	$480
Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not materially impact the Company’s effective tax rate. If the Company were to recognize unrecognized tax benefits as of

December 31, 2017, $399,000 would impact the effective tax rate. The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.
The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2014 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2013.  The Company is not currently under audit for federal, state or any foreign jurisdictions.
7. Debt
Long-term debt consisted of the following at December 31, 2017 and December 31, 2016 (in thousands):

	December 31,
	2017	2016
Senior secured loans (includes unamortized discount of $2,668 and $1,442 at December 31, 2017 and December 31, 2016, respectively, based on imputed interest rate of 7.7%)	$111,144	$47,929
Less current maturities	(2,301)	(2,190)
Total long-term debt	$108,843	$45,739
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
As of December 31, 2017, there was (i) none in U.S. revolving loans outstanding under the Credit Agreement, (ii) none drawn on the Canadian revolving credit facility, (iii) $108.5 million in U.S. term loans outstanding under the Credit Agreement, and (iv) $5.3 million in Canadian term loans outstanding under the Credit Agreement.
Loans
The Fifth Amendment to the Credit Facility provides for a $200.0 million credit facility, including (i) a fully drawn $95.0 million term loan, (ii) a fully available $40.0 million delayed draw term loan commitment (the "DDTL") ($20.0 million of which was drawn in conjunction with the acquisition of Qvidian in November, 2017), (iii) a fully available $10.0 million revolving loan commitment, and (iv) a $55.0 million uncommitted accordion.
Specifically, the Credit Facility provides for $95.0 million of term debt comprised of (i) a fully drawn U.S. term loan facility in an aggregate principal amount of $89.6 million (the “U.S. Term Loan”), and (ii) a fully drawn Canadian term loan facility in an aggregate principal amount of $5.4 million (the “Canadian Term Loan”) (the Canadian Term Loan and the U.S. Term Loan together are referred to as the “Term Loans”).
The Credit Facility also provides for the expansion of the Company’s delayed draw term facility from $10.0 million to $40.0 million ($20.0 million of which was drawn in conjunction with the acquisition of Qvidian in November, 2017), and for an increase in the Company’s uncommitted accordion amount from $20.0 million to $55.0 million.
In addition, the Credit Facility also provides for revolvers of $10.0 million, comprised of (i) a U.S. revolving credit facility in an aggregate principal amount of up to $9.0 million (the “U.S. Revolver”), and (ii) a Canadian revolving credit facility in an aggregate principal amount of up to $1.0 million (the “Canadian Revolver”) (the Canadian Revolver and the U.S. Revolver are referred to as the “Revolver”).
As of December 31, 2017, there were no amounts drawn on its U.S. Revolver or Canadian Revolver loans outstanding under the Credit Facility, and there was $113.8 million outstanding on the Term Loans comprised of (i) $108.5 million in the U.S. Term Loan outstanding under the Credit Facility, and (ii) $5.3 million in the Canadian Term Loan outstanding under the Credit Facility.
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
Interest Rate and Debt Discount
Cash interest costs averaged 6.3% under the new Credit Agreement for the year ended December 31, 2017. In addition, the Company incurred $1.7 million of financing costs associated with the Credit Agreement in the year ended December 31, 2017. These financing costs will be amortized to non-cash interest expense over the term of the Credit Agreement.
Seller Notes
In May 2013, the Company issued seller notes payable in connection with the acquisition of FileBound. The notes had an aggregate principal amount of $3.5 million with 5% stated interest. $3.0 million of the notes were paid in May 2015, and $500,000 of the notes were paid in May 2016.

Debt Maturities
Under the terms of the Fifth Amendment, future debt maturities of long-term debt excluding debt discounts at December 31, 2017 are as follows, (in thousands):

Year ending December 31:
2018	$3,000
2019	4,312
2020	5,750
2021	5,750
2022	95,000
Thereafter	—
$113,812
8. Net Loss Per Share
The following table sets for the computations of loss per share (in thousands, except share and per share amounts):

	December 31,
	2017	2016	2015
Numerators:
Net loss attributable to common stockholders	$(18,725)	$(13,513)	$(13,664)
Denominator:
Weighted–average common shares outstanding, basic and diluted	18,411,247	16,472,799	14,939,601
Net loss per common share, basic and diluted	$(1.02)	$(0.82)	$(0.91)
Due to the net losses for the years ended December 31, 2017, 2016, and 2015, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents:

	December 31,
	2017	2016	2015
Stock options	549,907	759,719	778,385
Restricted stock	1,047,480	839,477	513,943
Total anti–dilutive common share equivalents	1,597,387	1,599,196	1,292,328

9. Commitments and Contingencies
Operating Leases
Future minimum lease payments under operating and capital lease obligations are as follows (in thousands):

	Capital Leases	Operating Leases	Purchase Commitments
2018	$1,150	$3,103.00	$3,238
2019	619	3,260.00	—
2020	75	1,969.00	—
2021	—	765.00	—
2022	—	8.00	—
Thereafter	—	—	—
Total minimum lease payments	1,844	$9,105	$3,238
Less amount representing interest	(228)
Present value of capital lease obligations	1,616
Less current portion of capital lease obligations	(1,092)
Long-term capital lease obligations	$524
The Company has an outstanding purchase commitment in 2018 for software development services from DevFactory FZ-LLC ("DevFactory") pursuant to a technology services agreement in the amount of $3.2 million. On March 28, 2017, the Company and DevFactory executed an amendment to extend the initial term of the agreement to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment was January 1, 2017. For years after 2018, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2018 total revenues increase by 10% as compared to 2017 total revenues, then the 2019 purchase commitment will increase by approximately $0.4 million from the 2018 purchase commitment amount to approximately $3.6 million.
Operating leases consists of total office rent expense and a cloud infrastructure commitment to Amazon Web Services. The Company leases office space under operating leases that expire between 2018 and 2022. Total office rent expense for the years ended December 31, 2017, 2016, and 2015 were approximately $3.8 million, $2.1 million, and $1.9 million, respectively. The $3.8 million office rent expense in 2017 includes approximately $2.3 million of restructuring charges in conjunction with the closures of the Omtool & RightAnswers offices, the remainder represents $1.5 million in operating rent expense. Total expense with Amazon Web Services for the years ended December 31, 2017, 2016, and 2015 were approximately $1.5 million, $0.4 million, and none, respectively.
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

10. Property and Equipment, Net
Property and equipment consisted of the following (in thousands) at:

	December 31,
	2017	2016
Equipment (including equipment under capital lease of $6,234 and $6,087 at December 31, 2017 and 2016, respectively)	$9,861	$11,317
Furniture and fixtures (including furniture under capital lease of $0 at both December 31, 2017 and 2016, respectively)	263	205
Leasehold improvements	769	729
Accumulated depreciation (including for equipment and furniture under capital lease of $4,329 and $2,961 at December 31, 2017 and 2016, respectively)	(7,966)	(7,895)
Property and equipment, net	$2,927	$4,356
Amortization of assets recorded under capital leases is included with depreciation expense. Depreciation and amortization expense on property and equipment was $2.6 million, $2.7 million and $2.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. The Company recorded no impairment of property and equipment and recorded losses on the disposal of property and equipment of $0.0 million, $0.2 million, and $0.0 million during the years ended December 31, 2017, 2016, and 2015.
11. Stockholders' Equity
Common and Preferred Stock
Our certificate of incorporation authorizes shares of stock as follows: 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. The common and preferred stock have a par value of $0.0001 per share. No shares of preferred stock are issued or outstanding.
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

•
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
2010 Plan
At December 31, 2017, there were 174,823 options outstanding under the 2010 Plan. Following the effectiveness of the Company’s 2014 Plan in November 2014, no further awards have been made under the 2010 Plan, although each option previously granted under the 2010 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2010 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2010 Plan instead will be available for issuance under the 2014 Plan.
2014 Plan
In November 2014, the Company adopted the 2014 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The 2014 Plan also provides for the automatic grant of option awards to our non-employee directors. As of December 31, 2017, there were 375,084 options outstanding under the 2014 Plan, and shares of common stock reserved for issuance under the 2014 Plan consist of 224,904 shares. In addition, the number of shares available for issuance under the 2014 Plan will be increased annually in an amount equal to the least of (i) 4% of the outstanding Shares on the last day of the immediately preceding Fiscal Year or (ii) such number of Shares determined by the Board. At December 31, 2017, there were 1,047,480 restricted stock shares outstanding under the 2014 Plan.
Shares issued upon any stock option exercise under the 2010 Plan or 2014 Plan will be issued from the Company's authorized but unissued shares.

Stock Option Activity
A summary of the Company’s stock option activity under all Plans is as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Life (In Years)	Weighted- Average Fair Value per Share
Outstanding at December 31, 2014	665,210	$4.39	8.78	$2.37
Options granted	420,616	6.93		6.93
Options exercised	(106,338)	2.17		2.24
Options forfeited	(201,100)	5.62		4.99
Outstanding at December 31, 2015	778,388	$5.75	8.39	$5.75
Options granted	137,586	7.74		3.23
Options exercised	(43,101)	4.93		2.54
Options forfeited	(75,251)	7.01		3.69
Options expired	(37,903)	4.94		4.90
Outstanding at December 31, 2016	759,719	$6.06	7.73	$2.84
Options granted	44,514	22.23		7.47
Options exercised	(221,156)	5.50		5.76
Options forfeited	(32,050)	10.09		15.03
Options expired	(1,120)	4.97		2.65
Outstanding at December 31, 2017	549,907	$7.36	7.30	$3.77

Options vested and expected to vest at December 31, 2015	769,142	$5.72	8.37
Options vested and exercisable at December 31, 2015	244,631	$3.78	6.91
Options vested and expected to vest at December 31, 2016	747,736	$6.04	7.70
Options vested and exercisable at December 31, 2016	482,731	$5.41	7.25
Options vested and expected to vest at December 31, 2017	545,122	$7.31	7.28
Options vested and exercisable at December 31, 2017	470,368	$6.46	7.10
The aggregate intrinsic value of options vested during the years ended December 31, 2017, 2016, and 2015, was approximately $2.9 million, $0.8 million and $0.6 million, respectively. The aggregate intrinsic value of options outstanding at December 31, 2017, 2016, and 2015, was approximately $7.9 million, $2.2 million and $1.3 million, respectively. The aggregate intrinsic value of options exercised at December 31, 2017, 2016, and 2015, was approximately $3.5 million, $0.1 million and $0.6 million, respectively. The aggregate intrinsic value of options exercisable, vested and expected to vest at December 31, 2017, 2016, and 2015 was approximately $7.9 million, $2.2 million and $1.3 million. The total fair value of employee options vested during the years ended December 31, 2017, 2016, and 2015 was approximately $1.0 million, $1.0 million and $0.8 million, respectively. Unvested shares as of December 31, 2017, 2016, and 2015 have a weighted-average grant date fair value of $6.69, $3.45 and $3.53 per share, respectively.
Total stock-based compensation was approximately $10.0 million, $4.3 million, and $2.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, $0.3 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.93 years.
The Company received approximately $1.2 million in cash from option exercises under the respective Plans in 2017. The Company issued shares from amounts reserved under the respective Plans upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under any of the Company’s stock option Plans. The exercise of stock options during the year ended December 31,

2017 resulted in an excess tax deduction of approximately $736,000. The expected tax benefit of approximately $155,000 is included as part of the deferred tax asset associated with net operating loss carryforwards, currently fully offset by a valuation allowance.
Restricted Stock Awards
A summary of the Company’s restricted stock activity under the 2010 and 2014 Plan is as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Remaining Vesting Term (Years)	Weighted-Average Grant Date Fair Value	Total Fair Value of Shares Vested During the Year
Unvested balances at December 31, 2015	513,943	2.4	$8.15
Awards granted	778,097		$7.13
Awards vested	(385,895)		$7.72	$3,253,660
Awards forfeited	(66,668)		$6.98
Unvested balances at December 31, 2016	839,477	1.9	$7.55
Awards granted	855,665		$17.10
Awards vested	(588,214)		$10.78	$12,575,851
Awards forfeited	(59,448)		$10.89
Unvested balances at December 31, 2017	1,047,480	2.0	$13.35
During 2017, 588,214 restricted stock awards vested with a weighted average grant date fair value of $10.78 per share. For restricted stock awards, grant date fair value is equal to the closing stock price on the day of the event. As of December 31, 2017, $11.6 million of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years.
The vesting of restricted stock during the year ended December 31, 2017 resulted in an excess tax deduction of approximately $3.3 million. The expected tax benefit of approximately $702,000 is included as part of the deferred tax asset associated with net operating loss carryforwards, currently fully offset by a valuation allowance.
Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$436	$44	$42
Research and development	796	204	203
Sales and marketing	232	105	65
General and administrative	8,513	3,980	2,431
Total	$9,977	$4,333	$2,741
12. Employee Benefit Plans
The Company has established two voluntary defined contribution retirement plans qualifying under Section 401(k) of the Internal Revenue Code. The Company made no contributions to the 401(k) plans for the years ended December 31, 2017, 2016, and 2015.

13. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada, and Europe. Information about these operations is presented below (in thousands):

	December 31,
	2017	2016	2015
Revenues:
U.S.	$79,842	$62,534	$56,778
Canada	4,379	4,090	4,280
Other International	13,731	8,143	8,853
Total Revenues	$97,952	$74,767	$69,911

	December 31,
	2017	2016	2015
Identifiable long-lived assets:
U.S.	$2,768	$4,054	$5,501
Canada	145	284	469
Other International	14	18	31
Total identifiable long-lived assets	$2,927	$4,356	$6,001
14. Related Party Transactions
We are a party to three agreements with companies controlled by a non-management investor in the Company:

•
During the fiscal years ended December 31, 2017, 2016, and 2015, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC ("DevFactory"), in the amount of $2.5 million, $2.3 million, and $2.1 million, respectively. In January 2014, the Company issued 1,803,574 shares of common stock to this company in connection with the amendment of such technology services agreement and took a noncash charge of $11.2 million recorded in research and development expenses. The Company has an outstanding purchase commitment in 2018 for software development services pursuant to a technology services agreement in the amount of $3.2 million. On March 28, 2017, the Company and DevFactory executed an amendment to the agreement to extend the initial term to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment was January 1, 2017. For years after 2018, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2018 total revenues increase by 10% as compared to 2017 total revenues, then the 2019 purchase commitment will increase by approximately $0.4 million from the 2018 purchase commitment amount to approximately $3.6 million. At December 31, 2017 and December 31, 2016, amounts included in accounts payable owed to this company totaled $0.6 million in both periods.

•
The Company purchased services from Crossover, Inc. of approximately $3.0 million, $1.8 million, and none during the years ended December 31, 2017, 2016, and 2015, respectively. While there are no purchase commitments with this company, the Company continues to use their services in 2018.

•
On March 14, 2016, Upland completed its purchase of substantially all of the assets of HipCricket, Inc., a cloud-based mobile messaging software provider, and completed the transfer of its EPM Live product business. Prior to the transaction, HipCricket was owned by an affiliate of ESW Capital, LLC, which is a shareholder of Upland. Raymond James & Co. provided a fairness opinion to Upland in connection with the transaction. Refer to Note 3 - Acquisitions for a description of the transaction. Relating to this transaction, the Company is providing certain transition services to and receiving certain transition services from the affiliate. The cost offsets earned by the Company for these services during the years ended December 31, 2017 and December 31, 2016 totaled none and $0.7 million, respectively, and the fees owed to the affiliate by the Company for these services during the years ended December 31, 2017 and December 31, 2016 totaled none and $0.1 million, respectively.
The Company has an arrangement with a former subsidiary to provide management, human resource/payroll, and administrative services, for which the company received fees during years ended December 31, 2017, 2016, and 2015 totaled $285,000, $360,000, and $360,000, respectively, and are expected to be approximately $60,000 in 2018.
15. Subsequent Events
The Company has evaluated subsequent events through the date the consolidated financial statements were available for issuance.

16. Quarterly Results (Unaudited)
The following table sets forth our unaudited quarterly condensed consolidated statements of operations data for each of the last eight quarters through December 31, 2017. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included elsewhere in this Annual Report, and you should read the following tables together with such financial statements. The quarterly results of operations include all normal recurring adjustments necessary for a fair presentation of this data. Results of interim periods are not necessarily indicative of results for the entire year and are not necessarily indicative of future results.

	2017 Quarters				2016 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$18,135	$19,407	$23,169	$24,756	$15,241	$16,220	$17,029	$17,062
Perpetual license	694	1,746	856	1,050	318	458	332	542
Total product revenue	18,829	21,153	24,025	25,806	15,559	16,678	17,361	17,604
Professional services	1,923	2,128	2,047	2,041	2,023	1,892	1,880	1,770
Total revenue	20,752	23,281	26,072	27,847	17,582	18,570	19,241	19,374
Cost of revenue:
Subscription and support(1)(2)	5,893	6,676	7,737	8,148	5,226	5,634	5,747	6,127
Professional services(1)	1,135	1,327	1,376	1,355	1,624	1,106	1,045	1,056
Total cost of revenue	7,028	8,003	9,113	9,503	6,850	6,740	6,792	7,183
Gross profit	13,724	15,278	16,959	18,344	10,732	11,830	12,449	12,191
Operating expenses:
Sales and marketing(1)	3,221	4,037	4,258	3,791	3,069	2,953	3,097	3,041
Research and development(1)	3,477	4,003	4,092	4,223	3,910	4,054	3,737	3,218
Refundable Canadian tax credits	(117)	(112)	(195)	(118)	(109)	(116)	(115)	(173)
General and administrative(1)	5,904	6,576	5,084	5,727	4,123	4,547	4,670	4,946
Depreciation and amortization	1,164	1,299	1,648	2,387	1,472	1,476	1,322	1,021
Acquisition-related expenses	3,691	2,278	4,399	4,724	2,428	1,380	1,047	728
Total operating expenses	17,340	18,081	19,286	20,734	14,893	14,294	13,758	12,781
Loss from operations	(3,616)	(2,803)	(2,327)	(2,390)	(4,161)	(2,464)	(1,309)	(590)
Other expense:
Interest expense, net	(935)	(1,160)	(2,277)	(2,210)	(561)	(662)	(709)	(849)
Loss on debt extinguishment		(1,634)	1,634	—
Other expense, net	(112)	(18)	(130)	549	(748)	(293)	(64)	427
Total other expense	(1,047)	(2,812)	(773)	(1,661)	(1,309)	(955)	(773)	(422)
Loss before provision for income taxes	(4,663)	(5,615)	(3,100)	(4,051)	(5,470)	(3,419)	(2,082)	(1,012)
Provision for income taxes	(951)	(196)	(406)	257	(103)	(158)	(308)	(961)
Net loss	$(5,614)	$(5,811)	$(3,506)	$(3,794)	$(5,573)	$(3,577)	$(2,390)	$(1,973)
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(0.33)	$(0.33)	$(0.18)	$(0.19)	$(0.36)	$(0.22)	$(0.14)	$(0.12)
(1) includes non-cash stock-based compensation
(2) Includes depreciation and amortization

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), we have evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2017. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2017, the Company's disclosure controls and procedures were effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control - Integrated Framework (2013).
Based on our evaluation using those criteria, our management has concluded that, as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Additional information required by this item is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the headings “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Directors and Corporate Governance” and “Executive Officers.”

Item 11.	Executive Compensation
The information required by this item is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders, under the headings “Executive Compensation” and “Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships, and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Party Transactions” and “Directors and Corporate Governance-Director Independence.”

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm.”
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
Schedule II-Valuation and Qualifying Accounts
This schedule has been omitted as the required information has been included in the notes to the consolidated financial statements.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among the Registrant, Steering Wheel Acquisition Corp., PowerSteering Software, Inc. and Michael Pehl, as Stockholder representative, dated February 3, 2012	S-1	333-198574	2.1	September 4, 2014
2.2	Stock Purchase Agreement by and among the Registrant, Tenrox Inc., the stockholders named therein and Novacap II, L.P. and Aramazd Israilian, as representatives, dated February 10, 2012	S-1	333-198574	2.2	September 4, 2014
2.3	Membership Interest Purchase Agreement by and among the Registrant, LMR Solutions, LLC, Joseph Larscheid and Cheryl Larscheid, dated November 13, 2012	S-1	333-198574	2.3	September 4, 2014
2.4	Stock Purchase Agreement by and among the Registrant, Marex Group Inc., FileBound Solutions, Inc., the Selling Stockholders (as defined therein) and Rex Lamb, as representative of the Selling Stockholders, dated May 16, 2013	S-1	333-198574	2.4	September 4, 2014
2.5	Membership Interest Purchase Agreement by and among the Registrant, Upland Software, Inc., ComSci, LLC and Robert Svec, dated November 7, 2013	S-1	333-198574	2.5	September 4, 2014
2.6	Stock Purchase Agreement by and among the Registrant, Clickability, Inc. and Limelight Networks, Inc. dated December 23, 2013	S-1	333-198574	2.6	September 4, 2014
2.7	Agreement and Plan of Merger by and among Upland Software, Inc., Qvidian Corporation, Quest Acquisition Corporation I and Christian Meininger, as Securityholder Representative, dated as of November 16, 2017	8-K	001-36720	10.1	November 16, 2017
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	10-K	001-36720	3.1	March 30, 2016
3.2	Amended and Restated Bylaws, as currently in effect	10-K	001-36720	3.2	March 30, 2016
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated December 20, 2013	S-1	333-198574	4.1	September 4, 2014
10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-198574	10.2	October 27, 2014
10.2+	Amended and Restated 2010 Stock Plan, as amended September 2, 2014	S-1	333-198574	10.3.1	September 4, 2014
10.3+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Standard)	S-1	333-198574	10.4	September 4, 2014
10.3.1+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Former ComSci, LLC Employees)	S-1	333-198574	10.4.1	September 4, 2014
10.3.2+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Executive)	S-1	333-198574	10.4.2	September 4, 2014
10.3.3+	Form of Amendment to Stock Option Agreement under Amended and Restated 2010 Stock Plan with Certain Executives	S-1	333-198574	10.4.3	September 4, 2014
10.4+	Form of Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5	September 4, 2014
10.4.1+	Form of Amendment to Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5.1	September 4, 2014
10.5+	2014 Equity Incentive Plan	S-1	333-198574	10.6	October 27, 2014

		Incorporated by Reference
10.6+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.7	October 27, 2014
10.6.1+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.7.1	October 27, 2014
10.7+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.8	October 27, 2014
10.7.1+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.8.1	October 27, 2014
10.8+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.9	October 27, 2014
10.8.1+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.9.1	October 27, 2014
10.9+	Employment Agreement between the Registrant and John T. McDonald, dated May 9, 2014	S-1	333-198574	10.12	September 4, 2014
10.10+	Offer of Employment between the Registrant and Timothy Mattox, dated July 7, 2014	10-K	001-36720	10.13	March 31, 2015
10.11	Office Lease between the Registrant and TPG-401 Congress LLC, dated February 27, 2014	S-1	333-198574	10.17	September 4, 2014
10.11.1	First Amendment to Office Lease between Registrant and TPG-401 Congress LLC	S-1	333-198574	10.17.1	September 4, 2014
10.12	Lease Agreement between Tenrox Inc. and A.R.E. Quebec, dated November 5, 2012, as amended	S-1	333-198574	10.18	September 4, 2014
10.13	Sublease Agreement between Marex Properties, LLC and Marex Group Inc., dated May 10, 2013	S-1	333-198574	10.19	September 4, 2014
10.14	Amended and Restated Technology Services Agreement between the Registrant and DevFactory FZ-LLC, dated January 1, 2014	S-1	333-198574	10.37	October 27, 2014
10.14.1	Second Amended and Restated Technology Services Agreement between the Registrant and DevFactory FZ-LLC, dated January 1, 2017	10-K	001-36720	10.18.1	March 30, 2017
10.16	Stock Purchase Agreement between the Registrant and DevFactory FZ-LLC, dated January 27, 2014	S-1	333-198574	10.39	September 4, 2014
10.17	Lease by and between Lincoln One, LLC and the Registrant dated June 19, 2015	8-K	001-36720	10.1	June 22, 2015
10.18	Credit Agreement by and between the Registrant and Wells Fargo Finance, dated May 14, 2015	10-Q	001-36720	10.1	August 14, 2015
10.18.1	First Amendment to Credit Agreement, among the Registrant, Wells Fargo Bank, N.A. and the other parties thereto, dated September 23, 2015.	10-K	001-36720	10.18.1	March 30, 2017
10.18.2	Second Amendment to Credit Agreement, among the Registrant, Wells Fargo Bank, N.A. and the other parties thereto, dated April 25, 2016.	10-K	001-36720	10.18.2	March 30, 2017
10.18.3	Third Amendment to Credit Agreement, among the Registrant, Wells Fargo Bank, N.A. and the other parties thereto, dated November 15, 2016.	10-K	001-36720	10.18.3	March 30, 2017
10.18.4	Fourth Amendment to Credit Agreement, among the Registrant, Wells Fargo Bank, N.A. and the other parties thereto, dated April 21, 2017	10-Q	001-36720	10.1	August 14, 2017
10.18.5	Fifth Amendment to Credit Agreement, among the Registrant, Wells Fargo Bank, N.A. and the other parties thereto, dated August 2, 2017	10-Q	001-36720	10.1	November 14, 2017
10.19	Guaranty and Security Agreement by and between the Registrant and Wells Fargo Capital Finance, dated May 14, 2015	10-Q	001-36720	10.2	August 14, 2015

Incorporated by Reference
10.20	Canadian Guarantee and Security Agreement by and between the Registrant and Wells Fargo Capital Finance, dated May 14, 2015	10-Q	001-36720	10.3	August 14, 2015
10.21+	Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.21	March 30, 2017
10.22+	Employment Agreement between the Registrant and Timothy Mattox, dated March 28, 2017	10-K	001-36720	10.22	March 30, 2017
10.23+	Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.23	March 30, 2017
21.1*	List of subsidiaries of Upland Software, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature pages hereto)
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
Date:   March 9, 2018

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and Chairman	March 9, 2018
John T. McDonald	(Principal Executive Officer)

/s/ Michael D. Hill	Chief Financial Officer, Secretary and Treasurer	March 9, 2018
Michael D. Hill	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joe C. Ross	Director	March 9, 2018
Joe C. Ross

/s/ David May	Director	March 9, 2018
David May

/s/ Stephen E. Courter	Director	March 9, 2018
Stephen E. Courter

/s/ Rodney C. Favaron	Director	March 9, 2018
Rodney C. Favaron