Form 10-Q
period 2018-03-31
Upland Software, Inc.
filed 2018-05-10
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 2, 2018
Common Stock, $0.0001 par value	21,532,565

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,505	$22,326
Accounts receivable (net of allowance of $985 and $1,069 at March 31, 2018 and December 31, 2017, respectively)	27,578	26,504
Deferred commissions, current	2,062	—
Prepaid and other	3,892	2,856
Total current assets	66,037	51,686
Canadian tax credits receivable	1,388	1,196
Property and equipment, net	3,081	2,927
Intangible assets, net	115,199	70,043
Goodwill	148,051	154,607
Deferred commissions, noncurrent	4,676	—
Other assets	201	800
Total assets	$338,633	$281,259
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,446	$3,887
Accrued compensation	3,379	5,157
Accrued expenses and other	13,503	12,148
Deferred revenue	45,370	43,807
Due to sellers	11,462	7,839
Current maturities of notes payable (includes unamortized discount of $843 and $699 at March 31, 2018 and December 31, 2017, respectively)	3,282	2,301
Total current liabilities	80,442	75,139
Notes payable, less current maturities (includes unamortized discount of $2,260 and $1,969 at March 31, 2018 and December 31, 2017, respectively)	156,584	108,843
Deferred revenue	1,301	1,570
Noncurrent deferred tax liability, net	3,353	3,262
Other long-term liabilities	865	1,030
Total liabilities	242,545	189,844
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 21,526,426 and 20,768,401 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	2	2
Additional paid-in capital	176,939	174,944
Accumulated other comprehensive loss	(2,856)	(2,403)
Accumulated deficit	(77,997)	(81,128)
Total stockholders’ equity	96,088	91,415
Total liabilities and stockholders’ equity	$338,633	$281,259
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended March 31,
	2018	2017
Revenue:
Subscription and support	$27,729	$18,135
Perpetual license	1,626	694
Total product revenue	29,355	18,829
Professional services	2,260	1,923
Total revenue	31,615	20,752
Cost of revenue:
Subscription and support	9,249	5,893
Professional services	1,396	1,135
Total cost of revenue	10,645	7,028
Gross profit	20,970	13,724
Operating expenses:
Sales and marketing	4,408	3,221
Research and development	4,891	3,477
Refundable Canadian tax credits	(102)	(117)
General and administrative	7,000	5,904
Depreciation and amortization	2,130	1,164
Acquisition-related expenses	3,102	3,691
Total operating expenses	21,429	17,340
Loss from operations	(459)	(3,616)
Other expense:
Interest expense, net	(2,494)	(935)
Other income (expense), net	303	(112)
Total other expense	(2,191)	(1,047)
Loss before provision for income taxes	(2,650)	(4,663)
Provision for income taxes	(511)	(951)
Net loss	$(3,161)	$(5,614)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.16)	$(0.33)
Weighted-average common shares outstanding, basic and diluted	19,759,203	16,971,393
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Net loss	$(3,161)	$(5,614)
Foreign currency translation adjustment	(453)	78
Comprehensive loss	$(3,614)	$(5,536)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(3,161)	$(5,614)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,172	2,398
Deferred income taxes	132	178
Amortization of deferred costs	539	—
Foreign currency re-measurement (gain) loss	142	(59)
Non-cash interest and other expense	190	75
Non-cash stock compensation expense	2,577	2,304
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	555	3,935
Prepaids and other	(1,811)	6
Accounts payable	(1,124)	460
Accrued expenses and other liabilities	(3,569)	1,211
Deferred revenue	883	33
Net cash provided by (used in) operating activities	(475)	4,927
Investing activities
Purchase of property and equipment	(426)	(348)
Purchase of customer relationships	—	(55)
Purchase business combinations, net of cash acquired	(34,320)	(19,256)
Net cash used in investing activities	(34,746)	(19,659)
Financing activities
Payments on capital leases	(298)	(331)
Proceeds from notes payable, net of issuance costs	49,375	15,927
Payments on notes payable	(844)	(6,755)
Taxes paid related to net share settlement of equity awards	(668)	(73)
Issuance of common stock, net of issuance costs	87	171
Additional consideration paid to sellers of businesses	(1,978)	(3,585)
Net cash provided by financing activities	45,674	5,354
Effect of exchange rate fluctuations on cash	(274)	37
Change in cash and cash equivalents	10,179	(9,341)
Cash and cash equivalents, beginning of period	22,326	28,758
Cash and cash equivalents, end of period	$32,505	$19,417
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,316	$864
Cash paid for taxes	$1,044	$591
Noncash investing and financing activities:
Equipment acquired pursuant to capital lease obligations	$—	$144
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC on March 9, 2018.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues in the three months ended March 31, 2018 or for the year ended December 31, 2017, or more than 10% of accounts receivable as of March 31, 2018 or December 31, 2017.
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
Recently adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updated (“ASU”) 2014-09, “Revenue from Contracts with Customers”, to replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. Under this ASU and the associated subsequent amendments (collectively, “ASC 606”), revenue is recognized when a customer obtains control of promised goods or services for an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, ASC 606 requires expanded disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
The Company adopted ASC 606 on January 1, 2018 for all contracts using the modified retrospective method.  We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis.
A majority of our sales revenue continues to be recognized ratably over the applicable term of the respective subscription or maintenance contracts. For most sales commissions formerly expensed as incurred, other than for perpetual license commissions which will continue to be expensed as incurred, we are now amortizing these costs to the consolidated statements of income over the shorter of 1) the expected life of our customer relationships, which we have determined to be approximately 6 years, or 2) the life of the related technology.
For further discussion about changes to Significant Accounting Policies impacted by the adoption of 2014-09 (Topic 606), see Note 10. Revenue.
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 were as follows (in thousands):

Balance Sheet	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Assets
Deferred commissions, current	$—	$2,070	$2,070
Deferred commissions, noncurrent	—	4,447	4,447

Liabilities
Deferred revenue (current)	43,807	225	44,032

Equity
Accumulated deficit	$(81,128)	$6,292	$(74,836)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet for the periods ended March 31, 2018 was as follows (in thousands):

	Three months ending March 31, 2018
Income statement	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Revenues
Perpetual license	$1,626	$1,307	$319

Operating expenses
Sales & marketing	$4,408	$4,629	$(221)
During the three months ended March 31, 2018, the effect on earnings per share of the adoption of ASC 606 was an increase in earnings per share of $.03.

	As of March 31, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Assets
Deferred commissions, current	$2,062	$—	$2,062
Deferred commissions, noncurrent	4,676	—	4,676

Liabilities
Deferred revenue (current)	45,370	45,053	(317)

Equity
Accumulated deficit	$(77,997)	$(83,749)	$(5,752)
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which revises the definition of a business and assists in the evaluation of when a set of transferred assets and activities is a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017, and should be applied prospectively. Early adoption is permitted under certain circumstances. The Company adopted ASU 2017-01 during the first quarter of 2018. No impact on the financial statements was recorded as a result of the adoption of ASU 2017-01.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019; early adoption is permitted. The Company adopted ASU 2017-04 during the first quarter of 2018. No impact on the financial statements was recorded as a result of the adoption of ASU 2017-04.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 during the first quarter of 2017. No additional disclosure was deemed necessary upon the adoption of ASU 2016-15. No impact on the financial statements was recorded as a result of the adoption of ASU 2016-15.

2. Acquisitions
2018 Acquisitions
On March 21, 2018, the Company’s wholly owned subsidiary, PowerSteering Software Limited, a limited company organized and existing under the laws of England and Wales (“PowerSteering UK”), completed its purchase of the shares comprising the entire issued share capital of Interfax Communications Limited ("Interfax"), an Irish-based software company providing secured cloud-based messaging solutions, including enterprise cloud fax and secure document distribution. In connection with this acquisition, the Company also acquired certain assets related to Interfax’s business from a United States based reseller of Interfax’s products. The purchase price consideration paid for Interfax and the U.S. reseller's assets was $37.0 million in cash at closing, net of cash acquired, and a $5.0 million cash holdback payable over 18 months (subject to reduction for indemnification claims). The foregoing excludes any potential earnout payments tied to performance-based goals. No revenues have been recorded since the acquisition of Interfax through March 31, 2018.
2017 Acquisitions
On January 10, 2017, the Company completed its purchase of Omtool, Ltd ("Omtool"), a document capture, fax and workflow solution company. The purchase price consideration paid was approximately $19.3 million in cash payable at closing (net of $3.0 million of cash acquired).
On April 21, 2017, the Company acquired RightAnswers, Inc. ("RightAnswers"), a cloud-based knowledge management system. The purchase price was $17.4 million, in cash at closing (net of $0.1 million cash acquired) and a $2.5 million cash holdback payable in one year (subject to reduction for indemnification claims) and excludes potential future earn-out payments tied to additional performance-based goals.
On July 12, 2017, the Company acquired Waterfall International Inc. (“Waterfall”), a cloud-based mobile messaging platform. The purchase price consideration paid was approximately $24.4 million in cash at closing (net of $0.4 million of cash acquired) and a $1.5 million cash holdback payable in 18 months (subject to reduction for indemnification claims). The foregoing excludes additional potential $3.0 million in earnout payments tied to performance-based conditions.
On November 16, 2017, the Company completed its acquisition of Qvidian Corporation, a Delaware corporation (“Qvidian”), a Massachusetts-based provider of cloud-based RFP and sales-proposal automation software. The purchase price consideration paid by the Company was $50 million in cash.
The pro forma statements of operations data for three months ended March 31, 2018 and March 31, 2017, shown in table below, give effect to the Qvidian acquisition, described above, as if it had occurred at January 1, 2016. These amounts have been calculated after applying our accounting policies and adjusting the results of Qvidian to reflect: the costs of debt financing incurred to acquire Qvidian, the additional intangible amortization and the adjustments to acquired deferred revenue that would have been occurred assuming the fair value adjustments had been applied and incurred since January 1, 2016. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations. The table below shows the Pro forma statements of operations data for the respective years ending December 31 (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue	$31,615	$25,135
Loss from continuing operations (1)	$(3,161)	$(4,511)
(1) While some recurring adjustments impact the pro forma figures presented, the decrease in pro forma loss from continuing operations compared to our loss from continuing operations presented on the consolidated statements of operations for the three months ended March 31, 2018 and March 31, 2017 includes nonrecurring adjustments removing acquisition costs from 2017 and reflects these costs in the year ended 2016, the year the acquisition was assumed to be completed for pro forma purposes.

The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions in 2017 and through the three months ended March 31, 2018, as well as assets and liabilities (in thousands):

	Preliminary			Finalized
	Interfax	Qvidian	Waterfall	RightAnswers	Omtool
Year Acquired	2018	2017	2017	2017	2017

Cash	$2,680	$468	$100	$139	$2,957
Accounts receivable	1,708	1,907	1,477	2,164	784
Other current assets	100	334	608	246	464
Property and equipment	292	108	23	408	58
Customer relationships	28,142	30,160	6,400	10,500	4,400
Trade name	191	227	110	180	170
Technology	4,822	5,739	2,800	2,300	3,180
Goodwill	8,628	21,414	18,575	15,680	14,081
Other assets	14	8	—	—	33
Total assets acquired	46,577	60,365	30,093	31,617	26,127
Accounts payable	(689)	(388)	(605)	(139)	(219)
Accrued expense and other	(3,088)	(460)	(1,136)	(2,108)	(915)
Deferred revenue	—	(9,517)	(1,220)	(5,479)	(2,779)
Total liabilities assumed	(3,777)	(10,365)	(2,961)	(7,726)	(3,913)
Total consideration	$42,800	$50,000	$27,132	$23,891	$22,214
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
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocations for the 2017 acquisitions of Omtool, RightAnswers are final, and Waterfall, Qvidian, and Interfax are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete its purchase price allocations for Waterfall and Qvidian during the first half of 2018 and for Interfax in the second half of 2018.
The goodwill of $78.4 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes is $3.7 million for Waterfall. The Company expects there will be tax deductible goodwill for Interfax, however, the final value should be determined during the second quarter of 2018. There was no Goodwill deductible for tax purposes for our Omtool, RightAnswers, and Qvidian acquisitions.
Total transaction costs incurred with respect to acquisition activity in the three months ended March 31, 2018 and the three months ended March 31, 2017 were $1.4 million and $1.6 million, respectively.
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

Changes to the fair value of earnout liabilities are recorded to other expense, net. Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$3,576	$3,576

	Fair Value Measurements at March 31, 2018
	(unaudited)
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$2,398	$2,398
The Level 3 earnout consideration liability consists of amounts associated with the acquisitions of RightAnswers in April 2017, and Waterfall in July 2017. The December 31, 2017 Level 3 earnout consideration liability associated with RightAnswers of $2.0 million was settled in February 2018. In addition, the December 31, 2017 Level 3 earnout consideration liability associated with Waterfall of $1.6 million was unchanged during the three months ended March 31, 2018, which is primarily based on the achievement of maintaining certain revenue during a limited period after the acquisition. Finally, a Level 3 earnout consideration liability of $0.8 million was added associated with the acquisition of Interfax in March 2018, the basis of which is entirely the achievement of certain revenue growth rates during a limited period after the acquisition.
The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (in thousands):

Ending balance at December 31, 2017	$3,576
Additions - cash earnouts	800
Settlements - cash earnouts	(1,978)
Ending balance at March 31, 2018	$2,398
The fair value of the cash earnout consideration was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration.
Debt
The Company believes the carrying value of its long-term debt at March 31, 2018 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.
The estimated fair value and carrying value of the Company's debt at March 31, 2018 and December 31, 2017 are $163.0 million and $113.8 million, respectively, based on valuation methodologies using interest rates currently available to the Company, which are Level 2 inputs.
4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the three months ended March 31, 2018 are summarized in the table below (in thousands):

Balance at December 31, 2017	$154,607
Acquired in business combinations	8,629
Adjustment due to prior year business combinations	(14,837)
Foreign currency translation adjustment	(348)
Balance at March 31, 2018	$148,051
Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions. The $14.8 million adjustment due to prior year business combinations was primarily related to a change in the ASC 805 value of Qvidian customer relationships during the three months ended March 31, 2018.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2018:
Customer relationships	1-10	$112,693	$20,337	$92,356
Trade name	1.5-3	3,524	2,990	534
Developed technology	4-7	34,179	11,870	22,309
Total intangible assets		$150,396	$35,197	$115,199

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2017:
Customer relationships	5-10	$69,061	$18,040	$51,021
Trade name	1.5	3,431	2,900	531
Developed technology	4-7	29,308	10,817	18,491
Total intangible assets		$101,800	$31,757	$70,043
The following table summarizes the Company's weighted-average amortization period, in total and by major finite-lived intangible asset class (in years):

	March 31, 2018	December 31, 2017
Customer relationships	9.5	9.0
Trade name	0.8	1.5
Developed technology	6.6	6.4
Total weighted-average amortization period	8.6	8.2
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. There have been no indicators of impairment or change in the useful life during the three months ended March 31, 2018 and March 31, 2017, respectively. Total amortization expense during the three months ended March 31, 2018 and March 31, 2017 was $3.6 million and $1.8 million, respectively.
Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2018	$13,162
2019	16,518
2020	15,371
2021	14,961
2021	12,815
2022 and thereafter	42,372
Total	$115,199
5. Income Taxes
The Company’s income tax provision for the three months ended March 31, 2018 and March 31, 2017 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year. The tax provision for the three months ended March 31, 2018 and March 31, 2017 is primarily related to foreign income taxes associated with our Canadian operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at March 31, 2018 and March 31, 2017, respectively.
The Company has reflected any uncertain tax positions within its current taxes payable, but none in deferred taxes. Federal, state, and foreign income tax returns have been filed in jurisdictions with varying statutes of limitations. Varying among the separate companies, tax years 1998 through 2017 remain subject to examination by federal and most state tax authorities due to our net operating loss carryforwards. In foreign jurisdictions, tax years 2008 through 2017 remain subject to examination.
The Tax Act enacted in December 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. The adjustments made in the first quarter of 2018 were not significant. The accounting for the tax effects of the Tax Act will be completed later in 2018.
6. Debt
Long-term debt consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Senior secured loans (includes unamortized discount of $3,103 and $2,668 based on an imputed interest rate of 7.0% and 7.5%, at March 31, 2018 and December 31, 2017, respectively)	$159,866	$111,144
Less current maturities	(3,282)	(2,301)
Total long-term debt	$156,584	$108,843
Loan and Security Agreements
Sixth Amendment to Credit Facility
On March 21, 2018, the Company amended and expanded its Credit Agreement dated May 14, 2015, as amended, among, inter alia, the Company, certain of its subsidiaries, and each of the lenders named in the Credit Agreement (the “Credit Facility”). The Company entered into a sixth amendment to the Credit Facility with Wells Fargo Capital Finance and CIT Bank, N.A. as joint lead arrangers, and including Goldman Sachs Bank USA, Regions Bank, and Citizens Bank, N.A. (collectively, the "Lenders"), with a Consent and Sixth Amendment to Credit Agreement (the “Sixth Amendment”).
Loans
The Sixth Amendment to the Credit Facility provides for a $258.7 million credit facility, including (i) a fully drawn $163.0 million term loan, (ii) a fully available $30.0 million delayed draw term loan commitment (the "DDTL"), (iii) a fully available $10.0 million revolving loan commitment, and (iv) a $55.0 million uncommitted accordion.
Specifically, the Credit Facility provides for $163.7 million of term debt comprised of (i) a fully drawn U.S. term loan facility in an aggregate principal amount of $158.4 million (the “U.S. Term Loan”), (ii) a fully drawn Canadian term loan facility in an aggregate principal amount of $5.3 million (the “Canadian Term Loan” together with the U.S. and Canadian Term Loans, the “Term Loans”).
In addition, the Credit Facility also provides for revolvers of $10.0 million, comprised of (i) a U.S. revolving credit facility in an aggregate principal amount of up to $9.0 million (the “U.S. Revolver”), (ii) a Canadian revolving credit facility in an aggregate principal amount of up to $1.0 million (the “Canadian Revolver” and, together with the U.S. Revolver, the “Revolver”).

As of March 31, 2018, there were no amounts drawn on its U.S. Revolver or Canadian Revolver loans outstanding under the Credit Facility, and there was $163.0 million outstanding on the Term Loans comprised of (i) $157.7 million in the U.S. Term Loans outstanding under the Credit Facility; and (ii) $5.3 million in the Canadian Term Loans outstanding under the Credit Facility.
Terms of Term Loans
Under the terms of the Sixth Amendment, the Term Loans are repayable, on a quarterly basis by an amount equal to 2.5% per annum on or before June 30, 2019, after which the existing 5.0% per annum is due thereafter until the facility’s maturity date of August 2, 2022.
The Sixth Amendment also provides for other improvements including, among other things, (i) a favorable adjustment to decrease the overall applicable interest rate for accounts outstanding under the Credit Agreement by 50 to 150 basis points resulting in a current effective interest rate of approximately 6.15% down from the previous effective interest rate of approximately 7.1%; (ii) a favorable adjustment to the leverage ratio to increase the amount of funded indebtedness to EBITDA (as defined in the Amendment) to 4.25 to 1.00 as of March 31, 2018, along with additional leverage ratio improvements throughout the remainder of the loan term; and (iii) a favorable increase to the recurring revenue ratio future draw condition to the delayed draw term loan facility from 1.25:1.0 to 1.50:1.0.
Also, the maximum amount of purchase consideration payable in respect of an individual permitted acquisition is $25.0 million and in respect of all permitted acquisitions is $175.0 million. In addition, the amount of permitted indebtedness to sellers of businesses increased is $20.0 million.
Terms of Delay Draw Term Loan
Pursuant to the terms of the Credit Facility, the undrawn $30.0 million DDTL is to be used to finance acquisitions. The DDTL, if all or a portion is drawn, is repayable, on a quarterly basis, by an amount equal to 2.5% per annum on or before June 30, 2019, after which the existing 5.0% per annum is due thereafter until the facility’s maturity date of August 2, 2022.
Terms of Revolver
Loans under the Revolver are available up to the lesser of (i) $10.0 million (the “Maximum Revolver Amount”) or (ii) the maximum facility amount of $203.7 million, less the sum of any amount of Revolver usage plus the outstanding balance of the Term Loans and other uses of the capacity made under the Credit Facility (such amount, the “Credit Amount”). The Revolver provides a subfacility whereby the Company may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $0.5 million and $0.25 million, from the U.S and Canadian facilities, respectively. The aggregate amount of outstanding Letters of Credit is reserved against the credit availability under the Maximum Revolver Amount and the Credit Amount.
Loans under the Revolver may be borrowed, repaid and reborrowed until August 2, 2022 (the “Maturity Date”), at which time all amounts borrowed under the Credit Facility must be repaid.
Other Terms of Credit Facility
At the option of the Company, U.S. loans accrue interest at a per annum rate based on (i) the U.S. base rate plus a margin ranging from 3.00% to 4.00% depending on the leverage ratio or (ii) the U.S. LIBOR rate determined in accordance with the Credit Facility (based on 1, 2, 3 or 6-month interest periods) plus a margin ranging from 4.00% to 5.00% depending on the leverage ratio. The U.S. base rate is a rate equal to the highest of (i) the federal funds rate plus a margin equal to 0.5%, the U.S. LIBOR rate for a 1-month interest period plus 1.0%, and (ii) Wells Fargo Capital Finance’s prime rate.
At the option of the Company, the Canadian loans accrue interest at a per annum rate based on (i) the Canadian prime rate or the U.S. base rate plus a margin ranging from 3.00% to 4.00% depending on the leverage ratio or (ii) the U.S. LIBOR rate determined in accordance with the Credit Facility (based on 1, 2, 3 or 6-month interest periods) (or the Canadian Bankers' Acceptance ("Canadian BA") rate determined in accordance with the Credit Facility for obligations in Canadian dollars) plus a margin ranging from 4.00% to 5.00% depending on the leverage ratio.
Accrued interest on the loans will be paid monthly, or, with respect to loans that are accruing interest based on the U.S. LIBOR rate or Canadian BA rate, at the end of the applicable U.S. LIBOR or Canadian BA interest rate period.
Lenders are entitled to a premium (the “Prepayment Premium”) in the event of certain prepayments of the outstanding loans in place at the time of the Sixth Amendment totaling in an amount equal to $113.0 million (i) August 2, 2017 to August 1, 2018, 2.0% times the sum of (a) the Maximum Revolver Amount plus (b) the outstanding principal amount of the Term Loans and DDTL on the date immediately prior to the date of the prepayment (such sum, the “Prepayment Amount”) (ii) from August 2, 2018 to August 1, 2019, 1.0% times the Prepayment Amount and (iii) from August 2, 2019 to the Maturity Date, 0.0% times the Prepayment Amount. The Company may also be subject to prepayment fees in the case of commitment reductions of the Revolver and also may be obligated to prepay loans upon the occurrence of certain events.
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
There are certain financial covenants that became more restrictive starting March 31, 2019. If an event of default occurs, at the election of the Lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate.
The Credit Facility permits the Company to buyback up to $10.0 million of its capital stock, subject to restrictions including a minimum liquidity requirement of $25.0 million before and after any such buyback.
Interest Rate and Debt Discount
Cash interest costs averaged 7.1% and 6.3% under the Credit Facility for the three months ended March 31, 2018 and for the year ended December 31, 2017, respectively. In addition, the Company has $3.1 million and $2.7 million of unamortized debt discount associated with the Credit Facility as of March 31, 2018 and December 31, 2017, respectively. These debt discount costs will be amortized to non-cash interest expense over the term of the Credit Facility.
Debt Maturities
Under the terms of the Sixth Amendment, future debt maturities of long-term debt (excluding financing costs) at March 31, 2018 are as follows (in thousands):

Year ending December 31:
Remaining 2018	$3,094
2019	6,188
2020	8,250
2021	8,250
2022	137,187
Thereafter	—
Total debt maturities	162,969
Less current maturities	(3,282)
Less unamortized debt discount	(3,103)
Notes Payable, less current maturities and unamortized debt discount	$156,584

7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net Loss	$(3,161)	$(5,614)
Denominator:
Weighted–average common shares outstanding, basic and diluted	19,759,203	16,971,393
Net loss per common share, basic and diluted	$(0.16)	$(0.33)
Due to the net losses for the three months ended March 31, 2018 and March 31, 2017, respectively, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents as of March 31, 2018 and March 31, 2017:

	March 31,
	2018	2017
Stock options	530,099	731,971
Restricted stock	1,748,481	1,410,247
Total anti–dilutive common share equivalents	2,278,580	2,142,218
8. Commitments and Contingencies
Purchase Commitments
During the three months ended March 31, 2018 and March 31, 2017, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC, in the amount of $0.8 million and $0.6 million, respectively. See Note 12 — Related Party Transactions for more information regarding our purchase commitment to this related party.
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. At this time, the Company is not involved in any current or pending legal proceedings, and does not anticipate any legal proceedings, that may have a material adverse affect on the consolidated financial position or results of operations of the Company.

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
As of March 31, 2018, the Company may issue up to approximately $29.0 million of securities under the remaining capacity of its S-3 shelf registration.
Restricted Stock Awards
Restricted share activity during the three months ended March 31, 2018 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2017	1,047,480	$13.35
Awards granted	762,250	28.79
Awards vested	(60,249)	22.01
Awards forfeited	(1,000)	23.60
Unvested balances at March 31, 2018	1,748,481	$19.78
Stock Option Activity
Stock option activity during the three months ended March 31, 2018 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2017	549,907	$7.36
Options exercised	(19,808)	5.46
Outstanding at March 31, 2018	530,099	$7.44
Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$77	$18
Research and development	113	60
Sales and marketing	46	23
General and administrative	2,341	2,203
Total	$2,577	$2,304

10. Revenue
Revenues are recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services over the term of the agreement, generally when made available to the customers. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenues are recognized net of sales credits and allowances. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.

Revenue-generating activities consist of subscription and support, perpetual licenses, and professional services revenues within a single operating segment.
Subscription and Support Revenues
The Company's software solutions are available for use as hosted application arrangements under subscription fee agreements without licensing perpetual rights to the software. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company's solution is made available to the customer. Our subscription contracts are generally one to three years in length. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Additional fees for monthly usage above the levels included in the standard subscription fee are recognized as revenue at the end of each month and is invoiced concurrently.
Perpetual License Revenues
The Company also records revenue from the sales of proprietary software products under perpetual licenses. Revenue from distinct on-premises licenses is recognized upfront at the point in time when the software is made available to the customer. The Company’s products do not require significant customization.
Professional Services Revenue
Professional services provided with subscription and support licenses and perpetual licenses consist of implementation fees, data extraction, configuration, and training. The Company’s implementation and configuration services do not involve significant customization of the software and are not considered essential to the functionality. Revenues from professional services are recognized over time as such services are performed.
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in the new revenue standard. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including perpetual licenses, multiple subscriptions and professional services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract.
Judgment is required to determine the SSP for each distinct performance obligation. A residual approach would only be applied when a particular performance obligation has highly variable and uncertain SSP and such is bundled with other performance obligations that have observable SSP. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, historical standalone sales, customer demographics, geographic locations, and the number and types of users within our contracts.
Other Considerations
The Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) for vendor reseller agreements. Generally, the Company reports revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues, and expenses incurred are recorded as cost of revenues. Where the Company is the principal, it first obtains control of the inputs to the specific good or service and directs their use to create the combined output. The Company's control is evidenced by its involvement in the integration of the good or service on its platform before it is transferred to its customers, and is further supported by the Company being primarily responsible to its customers and having a level of discretion in establishing pricing. Revenues provided from agreements in which the Company is an agent are immaterial.
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers or to provide customers with financing. Example includes invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period.

Unearned revenue comprises mainly unearned revenue related to subscription services. During the three months ended March 31, 2018, we recognized $22.5 million of subscription services revenue, that was included in the unearned revenue balances at the beginning of the period. Professional services revenue recognized in the same period from unearned revenue balances at the beginning of the period was not material.
Remaining Performance Obligations
As of March 31, 2018, approximately $92.4 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately 85% of these remaining performance obligations over the next 21 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of March 31, 2018 was not material.
Deferred Commissions
The Company capitalizes sales commissions related to its customer agreements. Under the new revenue standard, the Company capitalizes commissions and bonuses for those involved in the sale, as these are incremental to the sale. The Company begins amortizing deferred solution and other costs for a particular customer agreement once the revenue recognition criteria are met and amortizes those deferred costs over the expected life of the customer relationships, which has been determined to be approximately 6 years. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.
11. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues:
U.S.	$24,527	$17,609
Canada	1,525	845
Other International	5,563	2,298
Total Revenues	$31,615	$20,752
12. Related Party Transactions
We are a party to two agreements with companies controlled by a non-management investor in the Company:

•
During the three months ended March 31, 2018 and March 31, 2017, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC ("DevFactory"), in the amount of $0.8 million and $0.6 million, respectively. On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017. DevFactory is an affiliate of ESW Capital LLC, which holds more than 5% of the Company's capital stock. The Company has an outstanding purchase commitment in 2018 for software development services pursuant to a technology services agreement in the amount of $3.2 million. For years after 2018, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2018 total revenues increase by 10% as compared to 2017 total revenues, then the 2019 purchase commitment will increase by approximately $0.4 million from the 2018 purchase commitment amount to approximately $3.6 million.

•
The Company purchased approximately $0.8 million in services from Crossover, Inc. ("Crossover"), a company controlled by ESW Capital, LLC (a non-management investor), during the three months ended March 31, 2018 and

March 31, 2017, in both periods, respectively. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. While there are no purchase commitments with Crossover, the Company continues to use its services in 2018.
The Company has an arrangement with a former subsidiary, Visionael Corporation ("Visionael"), to provide management, human resource, payroll and administrative services. John T. McDonald, the Company's Chief Executive Officer and Chairman of the Board, beneficially holds an approximate 26.18% interest in Visionael. The Company received fees from this arrangement during the three months ended March 31, 2018 and March 31, 2017 totaling $15,000 and $90,000, respectively.

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

•
other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018, as updated by this Quarterly Report on Form 10-Q and periodically updated as necessary in our future quarterly reports on Form 10-Q and other filings that we make with the SEC.

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
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in three product categories (Project & IT Management, Workflow Automation, and Digital Engagement), each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in 2012 to $98.0 million in 2017 (and to $31.6 million for the three months ended March 31, 2018), representing a 330% period-over-period growth rate. See Note 11 — Domestic and Foreign Operations in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. We will prioritize acquisitions within our current core product categories including Project & IT Management, Workflow Automation, and Digital Engagement. Consistent with our growth strategy, we have made seventeen acquisitions from February 2012 through March 31, 2018.

Key Metrics
In addition to the GAAP financial measures described below in “Components of Operating Results,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions.
Adjusted EBITDA
We monitor our Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), calculated in accordance with GAAP, plus depreciation and amortization expense, interest expense, net, other expense (income), net, provision for income taxes, stock-based compensation expense, acquisition-related expenses, and purchase accounting adjustments for deferred revenue.
The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Reconciliation of Net loss to Adjusted EBITDA:
Net Loss	$(3,161)	$(5,614)
Add:
Depreciation and amortization expense	4,172	2,398
Interest expense, net	2,494	935
Other expense (income), net	(303)	112
Provision for income taxes	511	951
Stock-based compensation expense	2,577	2,304
Acquisition-related expense	3,102	3,691
Purchase accounting deferred revenue discount	1,389	679
Adjusted EBITDA	$10,781	$5,456

Weighted average ordinary shares outstanding - basic	19,759,203	16,971,393
Weighted average ordinary shares outstanding - diluted	20,952,589	17,761,803
Adjusted EBITDA per share - basic	$0.55	$0.32
Adjusted EBITDA per share - diluted	$0.51	$0.31

Total revenue- plus purchase accounting deferred revenue discount	$33,004	$21,431
Adjusted EBITDA margin (using Total revenue plus purchase accounting deferred revenue discount)	33%	26%
Total revenue	$31,615	$20,752
Adjusted EBITDA margin	34%	26%
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

	Three Months Ended March 31,
	2018		2017
	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$27,729	88%	$18,135	87%
Perpetual license	1,626	5%	694	3%
Total product revenue	29,355	93%	18,829	90%
Professional services	2,260	7%	1,923	10%
Total revenue	31,615	100%	20,752	100%
Cost of revenue:
Subscription and support (1)(3)	9,249	29%	5,893	28%
Professional services (1)	1,396	5%	1,135	6%
Total cost of revenue	10,645	34%	7,028	34%
Gross profit	20,970	66%	13,724	66%
Operating expenses:
Sales and marketing (1)	4,408	14%	3,221	16%
Research and development (1)	4,891	15%	3,477	17%
Refundable Canadian tax credits	(102)	—%	(117)	(1)%
General and administrative (1)(2)	7,000	22%	5,904	28%
Depreciation and amortization	2,130	7%	1,164	6%
Acquisition-related expenses	3,102	10%	3,691	18%
Total operating expenses	21,429	68%	17,340	84%
Loss from operations	(459)	(2)%	(3,616)	(18)%
Other Expense:
Interest expense, net	(2,494)	(8)%	(935)	(5)%
Other income (expense), net	303	1%	(112)	—%
Total other expense	(2,191)	(7)%	(1,047)	(5)%
Loss before provision for income taxes	(2,650)	(9)%	(4,663)	(23)%
Provision for income taxes	(511)	(1)%	(951)	(4)%
Net loss	$(3,161)	(10)%	$(5,614)	(27)%
Net loss per common share, basic and diluted	$(0.16)		$(0.33)
Weighted-average common shares outstanding, basic and diluted	19,759,203		16,971,393

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 9 — Stockholders' Equity.
(2) Includes General and administrative stock-based compensation of $2,341 and $2,203 for the three months ended March 31, 2018 and March 31, 2017, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues is 15% and 18% for the three months March 31, 2018 and March 31, 2017, respectively.

(3) Includes depreciation and amortization of $2,042 and $1,234 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Comparison of the Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$27,729	$18,135	53%
Perpetual license	1,626	694	134%
Total product revenue	29,355	18,829	56%
Professional services	2,260	1,923	18%
Total revenue	$31,615	$20,752	52%

Percentage of revenue:
Subscription and support	88%	87%
Perpetual license	5%	3%
Total product revenue	93%	90%
Professional services	7%	10%
Total revenue	100%	100%
For the Three Months Ended March 31, 2018
Total revenue was $31.6 million in the three months ended March 31, 2018, compared to $20.8 million in the three months ended March 31, 2017, an increase of $10.9 million, or 52%. The acquisitions that closed after March 31, 2017 contributed to the increase of $9.7 million after the reduction of $1.4 million purchase accounting deferred revenue discount in the three months ended March 31, 2018. Therefore, total revenue for the organic business increased by $1.2 million, or 6%.
Subscription and support revenue was $27.7 million in the three months ended March 31, 2018, compared to $18.1 million in the three months ended March 31, 2017, an increase of $9.6 million, or 53%. The acquisitions that closed after March 31, 2017 contributed to the increase in subscription and support revenue of $8.6 million after the reduction of $1.4 million purchase accounting deferred revenue discount in the three months ended March 31, 2018. Therefore, subscription and support revenue for the organic business increased by $1.0 million, or 6%.
Perpetual license revenue was $1.6 million in the three months ended March 31, 2018, as compared to $0.7 million in the three months ended March 31, 2017, an increase of $0.9 million, or 134%. The acquisitions that closed after March 31, 2017 contributed to the increase of $0.4 million in perpetual license revenue in the three months ended March 31, 2018. Therefore, perpetual license revenue for the organic business increased by $0.5 million, or 81%.
Professional services revenue was $2.3 million in the three months ended March 31, 2018, compared to $1.9 million in the three months ended March 31, 2017, an increase of $0.3 million, or 18%. The acquisitions that closed after March 31, 2017 contributed to the $0.7 million increase in professional services revenue in the three months ended March 31, 2018. Therefore, professional services revenue for the organic business decreased by $0.4 million, or 20%.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$9,249	$5,893	57%
Professional services	1,396	1,135	23%
Total cost of revenue	10,645	7,028	51%
Gross profit	$20,970	$13,724	53%

Percentage of total revenue:
Subscription and support (1)	29%	28%
Professional services	5%	6%
Total cost of revenue	34%	34%
Gross profit	66%	66%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$436	$449
Amortization	$1,606	$785
Stock Compensation	$77	$18
For the Three Months Ended March 31, 2018
Cost of subscription and support revenue was $9.2 million in the three months ended March 31, 2018, compared to $5.9 million in the three months ended March 31, 2017, an increase of $3.4 million, or 57%. The acquisitions that closed after March 31, 2017 contributed to the increase to cost of subscription and support revenue of $3.5 million, primarily related to an increase of mobile messaging costs associated with the Waterfall product line and increased amortization of acquired intangible assets in the three months ended March 31, 2018. Therefore, cost of subscription and support revenue for the organic portion of our business decreased by $0.1 million, primarily related to hosting infrastructure costs.
Cost of professional services revenue was $1.4 million in the three months ended March 31, 2018, compared to $1.1 million in the three months ended March 31, 2017, an increase of $0.3 million, or 23%. The acquisitions that closed after March 31, 2017 contributed to the increase to cost of professional services revenue of $0.5 million, primarily related to an increase in personnel and related costs in the three months ended March 31, 2018. Therefore, cost of subscription and support revenue for the organic portion of our business decreased by $0.2 million, primarily related to outsourced contractor expenses, most of which were the result of our planned operating efficiencies.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Sales and marketing (1)	$4,408	$3,221	37%
Percentage of total revenue	14%	16%

(1) Includes stock compensation expense as follows:
Stock Compensation	$46	$23
For the Three Months Ended March 31, 2018
Sales and marketing expense was $4.4 million in the three months ended March 31, 2018, compared to $3.2 million in the three months ended March 31, 2017, an increase of $1.2 million, or 37%. The acquisitions that closed after March 31, 2017 contributed to the $1.6 million of increased sales and marketing cost, primarily consisting of personnel and related costs in the three months ended March 31, 2018. Therefore, sales and marketing expense for the organic portion of our business decreased by $0.4 million and consisted primarily of personnel and related costs, most of which were the result of our planned operating efficiencies.
Research and Development Expense

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Research and development (1)	$4,891	$3,477	41%
Refundable Canadian tax credits	(102)	(117)	(13)%
Total research and development	$4,789	$3,360	43%

Percentage of total revenue:
Research and development	15%	17%
Refundable Canadian tax credits	—%	(1)%
Total research and development	15%	16%

(1) Includes stock compensation expense as follows:
Stock Compensation	$113	$60
For the Three Months Ended March 31, 2018
Research and development expense was $4.9 million in the three months ended March 31, 2018, compared to $3.5 million in the three months ended March 31, 2017, an increase of $1.4 million, or 41%. The acquisitions that closed after March 31, 2017 contributed to the $1.2 million of increased research and development costs primarily consisting of personnel and related costs in the three months ended March 31, 2018. Therefore, research and development costs for the organic portion of our business increased by $0.2 million due to an increase in outsourced contractor costs.
Refundable Canadian tax credits were $0.1 million in the three months ended March 31, 2018, compared to $0.1 million in the three months ended March 31, 2017.

General and Administrative Expense

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
General and administrative (1)	$7,000	$5,904	19%
Percentage of total revenue	22%	28%

(1) Includes stock compensation expense as follows:
Stock Compensation	$2,341	$2,203
For the Three Months Ended March 31, 2018
General and administrative expense was $7.0 million in the three months ended March 31, 2018, compared to $5.9 million in the three months ended March 31, 2017, an increase of $1.1 million, or 19%. An increase in general administrative expense of $0.3 million was due to the acquisitions that closed after March 31, 2017, which consisted primarily of personnel and related costs in the three months ended March 31, 2018. Therefore, general and administrative expense for the organic portion of our business increased by $0.8 million, which was driven primarily by personnel and related costs.
Depreciation and Amortization Expense

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$120	$113	6%
Amortization	2,010	1,051	91%
Total depreciation and amortization	$2,130	$1,164	83%

Percentage of total revenue:
Depreciation	1%	1%
Amortization	6%	5%
Total depreciation and amortization	7%	6%
For the Three Months Ended March 31, 2018
Depreciation and amortization expense was $2.1 million in the three months ended March 31, 2018, compared to $1.2 million in the three months ended March 31, 2017, an increase of $1.0 million, or 83% . The acquisitions that closed after March 31, 2017 increased the depreciation and amortization expense by $1.1 million in the three months ended March 31, 2018, while the depreciation and amortization expense for the organic portion of our business decreased by $0.1 million as a result of assets acquired in earlier years becoming fully amortized or depreciated.
Acquisition-related Expenses

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Acquisition-related expenses	$3,102	$3,691	(16)%
Percentage of total revenue	10%	18%
For the Three Months Ended March 31, 2018
Acquisition related expense was $3.1 million in the three months ended March 31, 2018, compared to $3.7 million in the three months ended March 31, 2017, a decrease of $0.6 million, or 16%. These one-time acquisition related expenses vary by acquisition and are expensed as incurred. The level of acquisition activity varies from period to period so, as a result, year-over-year comparison of these expenses are not necessarily meaningful due to the one-time nature of these expenses.

Other Income (Expense)

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(2,494)	$(935)	167%
Other income (expense), net	303	(112)	(371)%
Total other expense	$(2,191)	$(1,047)	109%

Percentage of total revenue:
Interest expense, net	(8)%	(5)%
Other income (expense), net	1%	—%
Total other expense	(7)%	(5)%
For the Three Months Ended March 31, 2018
Interest expense was $2.5 million in the three months ended March 31, 2018, compared to $0.9 million in the three months ended March 31, 2017, an increase in interest expense of $1.6 million, or 167%. The increase was due to an increase in borrowing on our debt facility for the RightAnswers, Waterfall, Qvidian, and InterFAX acquisitions in April 2017, July 2017, November 2017, and March 2018 respectively.
Other income was $0.3 million in the three months ended March 31, 2018, compared to other expense of $0.1 million in the three months ended March 31, 2017. Other income was generated in the three months ended March 31, 2018 due to a claim on the holdback related to the acquisition of RightAnswers.
Provision for Income Taxes

	Three Months Ended March 31,
	2018	2017	% Change
	(dollars in thousands)
Provision for income taxes	(511)	(951)	(46)%
Percentage of total revenue	—	—
For the Three Months Ended March 31, 2018
Provision for income taxes was $0.5 million in the three months ended March 31, 2018, compared to the provision for income taxes of $1.0 million in the three months ended March 31, 2017, due to the reduction in the US federal tax rate per the Tax Act as applied to tax deductible goodwill and a reduction in state tax provision.

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
As of March 31, 2018, the Company may issue up to approximately $29.0 million of securities under the remaining capacity of its S-3 shelf registration.
As of March 31, 2018, we had cash and cash equivalents of $32.5 million, $40.0 million of available borrowings under our loan and security agreements, and $163.0 million of borrowings outstanding under our loan and security agreements. As of December 31, 2017, we had cash and cash equivalents of $22.3 million, $30.0 million of available borrowings under our loan and security agreements, and $113.8 million of borrowings outstanding under our loan and security agreements.
Sixth Amendment to Credit Facility
On March 21, 2018, the Company amended and expanded its Credit Agreement dated May 14, 2015, as amended, among, inter alia, the Company, certain of its subsidiaries, and each of the lenders named in the Credit Agreement (the “Credit Facility”). The Company entered into a sixth amendment to the Credit Facility with Wells Fargo Capital Finance and CIT Bank, N.A. as joint lead arrangers, and including Goldman Sachs Bank USA, Regions Bank, and Citizens Bank, N.A. (collectively, the "Lenders"), with a Consent and Sixth Amendment to Credit Agreement (the “Sixth Amendment”).
The Sixth Amendment to the Credit Facility provides for a $258.7 million credit facility, including (i) a fully drawn $163.0 million term loan, (ii) a fully available $30.0 million delayed draw term loan commitment (the "DDTL"), (iii) a fully available $10.0 million revolving loan commitment, and (iv) a $55.0 million uncommitted accordion.
Specifically, the Credit Facility provides for $163.7 million of term debt comprised of (i) a fully drawn U.S. term loan facility in an aggregate principal amount of $158.4 million (the “U.S. Term Loan”), (ii) a fully drawn Canadian term loan facility in an aggregate principal amount of $5.3 million (the “Canadian Term Loan” together with the U.S. and Canadian Term Loans, the “Term Loans”).
The Credit Facility also provides for the a delayed draw term facility from $30.0 million and for an uncommitted accordion amount of $55 million.
As of March 31, 2018 and December 31, 2017, we had a working capital deficit of $14.4 million and $23.5 million, respectively, which included $45.4 million and $43.8 million of deferred revenue recorded as a current liability as of March 31, 2018 and December 31, 2017, respectively. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$(475)	$4,927
Net cash used in investing activities	(34,746)	(19,659)
Net cash provided by financing activities	45,674	5,354
Effect of exchange rate fluctuations on cash	(274)	37
Change in cash and cash equivalents	10,179	(9,341)
Cash and cash equivalents, beginning of period	22,326	28,758
Cash and cash equivalents, end of period	$32,505	$19,417
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
Our cash provided by operating activities for the three months ended March 31, 2018 primarily reflects our net loss of $3.2 million plus non-cash expenses that included $4.2 million of depreciation and amortization, $2.6 million of non-cash stock compensation expense, $0.5 million of amortization of commissions deferred under ASC 606, $0.2 million of non-cash interest, $0.1 million of deferred income taxes, and $0.1 million of foreign currency re-measurement losses. Working capital sources of cash included a $0.6 million decrease in accounts receivable and a $0.9 million increase in deferred revenue. Working capital uses of cash included a $1.8 million increase in prepaids and other, a $1.1 million decrease in accounts payable, and a $3.6 million decrease in accrued expenses.
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
For the three months ended March 31, 2018, cash used in investing activities for business combinations, consisted of (i) $34.3 million paid during the period to sellers of Interfax Communications, Ltd., which was acquired in March 2018, and (ii) purchases of property and equipment of $0.4 million.
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
During the three months ended March 31, 2018, we received $0.1 million, net of issuance costs, related to the issuance of our common stock, and borrowed $49.4 million, net of issuance costs, in term loans, repaid $0.8 million of term loans payable, paid $2.0 million in additional consideration to sellers of acquired businesses, and made principal payments of $0.3 million on capital leases.
Loan and Security Agreements
See Note 6 - Debt for more information regarding our Loan and Security Agreements and outstanding debt as of March 31, 2018.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2018 and March 31, 2017, respectively, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three months ended March 31, 2018, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of March 31, 2018, we had a principal balance of $157.7 million under our U.S. Term Loan, none under our U.S. Revolver, $5.3 million under our Canadian Term Loan and none under our Canadian Revolver.
As of December 31, 2017, we had a principal balance of $108.5 million under our U.S. Loan Agreement and $5.3 million under our Canadian Loan Agreement.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, which expose us to foreign exchange rate risk. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $0.6 million for the three months ended March 31, 2018. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
The risk factor set forth below replaces the risk factor in our Annual Report on Form 10-K for the year ended December 31, 2017, entitled "Our loan facility contains operating and financial covenants that may restrict our business and financing activities." Other than the risk factor set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Our Credit Facility contains operating and financial covenants that may restrict our business and financing activities.
On May 14, 2015, we entered into a credit agreement with Wells Fargo Capital Finance and other lenders named in the credit agreement, which has been amended though a series of redeterminations and expanded to include a syndicate of banks (as amended, the "Credit Facility"). In 2017, the Credit Facility was amended on April 21, 2017 with the Fourth Amendment to the Credit Agreement (the "Fourth Amendment"), further amended on August 2, 2017 with the Fifth Amendment to Credit Agreement ("the Fifth Amendment"), and again amended on March 21, 2018 with the Consent and Sixth Amendment to Credit Agreement (the "Sixth Amendment").
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
Effective as of the Fifth Amendment executed on August 2, 2017, the Credit Facility was comprised of (i) a fully drawn $95.0 million term loan, (ii) a $40.0 million delayed draw term loan commitment ($20.0 million of which was drawn in conjunction with the acquisition of Qvidian in November, 2017), (iii) a $10.0 million revolving loan commitment, and (iv) a $55.0 million uncommitted accordion.
Effective as of the Sixth Amendment, the Credit Facility provided for a $258.7 million credit facility, including (i) a fully drawn $163.0 million term loan, (ii) a fully available $30.0 million delayed draw term loan commitment (the "DDTL"), (iii) a fully available $10.0 million revolving loan commitment, and (iv) a $55.0 million uncommitted accordion.
Specifically, the Credit Facility provides for $163.7 million of term debt comprised of (i) a fully drawn U.S. term loan facility in an aggregate principal amount of $158.4 million (the “U.S. Term Loan”), (ii) a fully drawn Canadian term loan facility in an aggregate principal amount of $5.3 million (the “Canadian Term Loan” together with the U.S. and Canadian Term Loans, the “Term Loans”).
Under the terms of the Sixth Amendment, the Term Loans are repayable, on a quarterly basis by an amount equal to 2.5% per annum on or before June 30, 2019, after which the existing 5.0% per annum is due thereafter until the facility’s maturity date of August 2, 2022.
The Sixth Amendment also provides for other improvements including, among other things, (i) a favorable adjustment to decrease the overall applicable interest rate for accounts outstanding under the Credit Agreement by 50 to 150 basis points resulting in a current effective interest rate of approximately 6.15% down from the previous effective interest rate of approximately 7.1%; (ii) a favorable adjustment to the leverage ratio to increase the amount of funded indebtedness to EBITDA (as defined in the Amendment) to 4.25 to 1.00 as of March 31, 2018, along with additional leverage ratio improvements throughout the remainder of the loan term; and (iii) a favorable increase to the recurring revenue ratio future draw condition to the delayed draw term loan facility from 1.25:1.0 to 1.50:1.0.
Also, the maximum amount of purchase consideration payable in respect of an individual permitted acquisition is $25.0 million and in respect of all permitted acquisitions is $175.0 million. In addition, the amount of permitted indebtedness to sellers of businesses is $20.0 million.
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
As of March 31, 2018, there was $163.0 million outstanding under the Credit Facility, $163.0 million of which was outstanding under the term loan portion, none outstanding under the $30.0 million delayed draw term loan, none outstanding under the $10.0 million revolving portion of the Credit Facility, and none outstanding under the $55.0 million uncommitted loan feature.
Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*
Sixth Amendment to Credit Agreement dated as of March 21, 2018, among, inter alia, the Company and certain of its domestic and Canadian subsidiaries, as borrowers, and each of the lenders party thereto.

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

UPLAND SOFTWARE, INC.
Dated: May 10, 2018	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer