Form 10-Q
period 2018-06-30
Upland Software, Inc.
filed 2018-08-09
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 2, 2018
Common Stock, $0.0001 par value	21,557,857

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,037	$22,326
Accounts receivable (net of allowance of $1,183 and $1,069 at June 30, 2018 and December 31, 2017, respectively)	26,831	26,504
Deferred commissions, current	2,185	—
Prepaid and other	3,369	2,856
Total current assets	51,422	51,686
Canadian tax credits receivable	1,478	1,196
Property and equipment, net	2,641	2,927
Intangible assets, net	114,777	70,043
Goodwill	157,389	154,607
Deferred commissions, noncurrent	5,023	—
Other assets	167	800
Total assets	$332,897	$281,259
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,339	$3,887
Accrued compensation	4,085	5,157
Accrued expenses and other	12,709	12,148
Deferred revenue	44,388	43,807
Due to sellers	10,362	7,839
Current maturities of notes payable (includes unamortized discount of $835 and $699 at June 30, 2018 and December 31, 2017, respectively)	3,290	2,301
Total current liabilities	79,173	75,139
Notes payable, less current maturities (includes unamortized discount of $2,055 and $1,969 at June 30, 2018 and December 31, 2017, respectively)	155,757	108,843
Deferred revenue	894	1,570
Noncurrent deferred tax liability, net	6,358	3,262
Other long-term liabilities	961	1,030
Total liabilities	243,143	189,844
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 21,516,738 and 20,768,401 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	2	2
Additional paid-in capital	178,062	174,944
Accumulated other comprehensive loss	(5,083)	(2,403)
Accumulated deficit	(83,227)	(81,128)
Total stockholders’ equity	89,754	91,415
Total liabilities and stockholders’ equity	$332,897	$281,259
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Subscription and support	$33,154	$19,407	$60,883	$37,542
Perpetual license	683	1,746	2,309	2,440
Total product revenue	33,837	21,153	63,192	39,982
Professional services	2,109	2,128	4,369	4,051
Total revenue	35,946	23,281	67,561	44,033
Cost of revenue:
Subscription and support	9,580	6,676	18,829	12,569
Professional services	1,269	1,327	2,665	2,462
Total cost of revenue	10,849	8,003	21,494	15,031
Gross profit	25,097	15,278	46,067	29,002
Operating expenses:
Sales and marketing	5,248	4,037	9,656	7,258
Research and development	5,286	4,003	10,177	7,480
Refundable Canadian tax credits	(203)	(112)	(305)	(229)
General and administrative	8,464	6,576	15,464	12,480
Depreciation and amortization	3,853	1,299	5,983	2,463
Acquisition-related expenses	3,140	2,278	6,242	5,969
Total operating expenses	25,788	18,081	47,217	35,421
Loss from operations	(691)	(2,803)	(1,150)	(6,419)
Other expense:
Interest expense, net	(3,143)	(1,160)	(5,637)	(2,095)
Loss on debt extinguishment	—	(1,634)	—	(1,634)
Other income (expense), net	(524)	(18)	(221)	(130)
Total other expense	(3,667)	(2,812)	(5,858)	(3,859)
Loss before provision for income taxes	(4,358)	(5,615)	(7,008)	(10,278)
Provision for income taxes	(872)	(196)	(1,383)	(1,147)
Net loss	$(5,230)	$(5,811)	$(8,391)	$(11,425)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.26)	$(0.33)	$(0.42)	$(0.66)
Weighted-average common shares outstanding, basic and diluted	19,901,599	17,778,184	19,830,401	17,374,789
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(5,230)	$(5,811)	$(8,391)	$(11,425)
Foreign currency translation adjustment	(2,227)	255	(2,680)	333
Comprehensive loss	$(7,457)	$(5,556)	$(11,071)	$(11,092)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(8,391)	$(11,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,217	5,046
Deferred income taxes	275	392
Amortization of deferred commissions	1,115	—
Foreign currency re-measurement (gain) loss	269	(182)
Non-cash interest and other expense	404	120
Non-cash stock compensation expense	6,599	5,920
Non-cash loss on retirement of fixed assets	—	(18)
Non-cash loss on debt extinguishment	—	1,634
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	2,963	4,038
Prepaids and other	(2,545)	846
Accounts payable	(476)	857
Accrued expenses and other liabilities	(3,898)	(462)
Deferred revenue	(1,792)	(1,024)
Net cash provided by operating activities	3,740	5,742
Investing activities
Purchase of property and equipment	(515)	(375)
Purchase business combinations, net of cash acquired	(45,362)	(37,096)
Net cash used in investing activities	(45,877)	(37,471)
Financing activities
Payments on capital leases	(505)	(745)
Proceeds from notes payable, net of issuance costs	49,375	33,308
Payments on notes payable	(1,876)	(10,725)
Taxes paid related to net share settlement of equity awards	(3,862)	(372)
Issuance of common stock, net of issuance costs	382	43,073
Additional consideration paid to sellers of businesses	(4,294)	(4,338)
Net cash provided by financing activities	39,220	60,201
Effect of exchange rate fluctuations on cash	(372)	190
Change in cash and cash equivalents	(3,289)	28,662
Cash and cash equivalents, beginning of period	22,326	28,758
Cash and cash equivalents, end of period	$19,037	$57,420
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,260	$1,984
Cash paid for taxes	$1,856	$1,172
Noncash investing and financing activities:
Equipment acquired pursuant to capital lease obligations	$—	$165
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other period.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues in the three months ended June 30, 2018 or for the year ended December 31, 2017, or more than 10% of accounts receivable as of June 30, 2018 or December 31, 2017.
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
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In January 2018, the FASB issued ASU 2018-02 related to reporting comprehensive income, which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Act related to items in Additional Other Comprehensive Income (AOCI) that the FASB refers to as having been “stranded” in AOCI.  The guidance is effective for annual and interim periods beginning after December 15, 2018, and is applicable to the Company in fiscal year 2019; however, early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2018-02 will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and in the original guidance the modified retrospective application was required, however, in July 2018 the FASB issued ASU 2018-11 which permits entities with another transition method in which the effective date would be the date of initial application of transition. Under this optional transition method, we would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect to elect the optional transition method. We plan to adopt the new standard on its effective date of January 1, 2019. We anticipate adoption of the standard will not significantly impact results. We plan to elect the practical expedients upon transition that will retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We will not reassess whether any contracts entered into prior to adoption are leases. We are in the process of cataloging our existing lease contracts and implementing changes to our systems.
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
Recently adopted accounting pronouncements
In June 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. For public business entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, however, early adoption is permitted.  Although nonemployee directors do not satisfy the definition of employee, under FASB guidance, the Company's nonemployee directors acting in their role as members of a board of directors are treated as employees as those directors were elected by the Company's shareholders. Therefore, awards granted to these nonemployee directors for their services as directors already were accounted for as employee awards.  The Company adopted ASU 2018-07 during the second quarter of 2018. We adopted ASU 2018-07 during the second quarter of 2018 with no impact on our financial statements.
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
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet for the periods ended June 30, 2018 was as follows (in thousands):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Income statement	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Revenues
Perpetual license	683	752	(69)	2,309	2,059	250

Operating expenses
Sales & marketing	5,248	5,610	(362)	9,656	10,239	(583)
During the three months ended June 30, 2018 and the six months ended June 30, 2018, the effect on earnings per share of the adoption of ASC 606 was an increase in earnings per share of $0.01 and $0.04, respectively.

	As of June 30, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Assets
Deferred commissions, current	$2,185	$(239)	$2,424
Deferred commissions, noncurrent	5,023	347	4,676

Liabilities
Deferred revenue (current)	44,388	44,140	(248)

Equity
Accumulated deficit	$(83,227)	$(88,686)	$(5,459)
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
2. Acquisitions
2018 Acquisitions
On March 21, 2018, the Company’s wholly owned subsidiary, PowerSteering Software Limited, a limited liability company organized and existing under the laws of England and Wales (“PowerSteering UK”), completed its purchase of the shares comprising the entire issued share capital of Interfax Communications Limited ("Interfax"), an Irish-based software company providing secured cloud-based messaging solutions, including enterprise cloud fax and secure document distribution. In connection with this acquisition, the Company also acquired certain assets related to Interfax’s business from a United States based reseller of Interfax’s products. The purchase price consideration paid for Interfax was $35.0 million in cash at closing, net of cash acquired, and a $5.0 million cash holdback payable over 18 months (subject to reduction for indemnification claims). In conjunction with the acquisition of Interfax, certain assets and customer relationships of their U.S. reseller ("Marketech") were purchased for $2.0 million, and excludes any potential earnout payments tied to performance-based goals. Revenues recorded since the acquisition date through June 30, 2018 were approximately $4.0 million.
On June 28, 2018, the Company completed its purchase of RO Innovation, Inc. ("RO Innovation"), a cloud-based customer reference solution for creating, deploying, managing, and measuring customer reference and sales enablement content. The purchase price consideration paid was approximately $12.5 million in cash payable at closing and a $1.8 million cash holdback payable in one year (subject to reduction for indemnification claims) and excludes potential future earn-out payments tied to additional performance-based goals. No revenues have been recorded since the acquisition of RO Innovation through June 30, 2018.
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
The pro forma statements of operations data for three and six months ended June 30, 2018 and June 30, 2017 shown in table below, give effect to the Qvidian acquisition, described above, as if it had occurred at January 1, 2016. These amounts have been calculated after applying our accounting policies and adjusting the results of Qvidian to reflect: the costs of debt financing incurred to acquire Qvidian, the additional intangible amortization and the adjustments to acquired deferred revenue that would have been occurred assuming the fair value adjustments had been applied and incurred since January 1, 2016. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations. The table below shows the Pro forma statements of operations data for the three and six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$35,946	$28,127	$67,561	$53,262
Loss from continuing operations (1)	$(5,230)	$(3,512)	$(8,391)	$(8,023)
(1) While some recurring adjustments impact the pro forma figures presented, the decrease in pro forma loss from continuing operations compared to our loss from continuing operations presented on the consolidated statements of operations for the three and six months ended June 30, 2018 and June 30, 2017 includes nonrecurring adjustments removing acquisition costs from 2017 and reflects these costs in the year ended 2016, the year the acquisition was assumed to be completed for pro forma purposes.
The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions in 2017 and through the six months ended June 30, 2018, as well as assets and liabilities (in thousands):

	Preliminary			Finalized
	RO Innovation	Interfax	Qvidian	Waterfall	RightAnswers	Omtool
Year Acquired	2018	2018	2017	2017	2017	2017

Cash	$1,427	$2,675	$468	$100	$139	$2,957
Accounts receivable	1,807	1,713	1,907	1,477	2,164	784
Other current assets	22	—	334	608	246	464
Property and equipment	51	286	108	23	408	58
Customer relationships	8,596	21,093	30,160	6,400	10,500	4,400
Trade name	65	638	227	110	180	170
Technology	1,636	4,360	5,739	2,800	2,300	3,180
Goodwill	3,170	16,141	21,225	18,575	15,680	14,081
Other assets	—	14	8	—	—	33
Total assets acquired	16,774	46,920	60,176	30,093	31,617	26,127
Accounts payable	(232)	(737)	(388)	(605)	(139)	(219)
Accrued expense and other	(679)	(3,122)	(399)	(1,136)	(2,108)	(915)
Deferred tax liabilities	—	(3,061)	—	—	—	—
Deferred revenue	(1,613)	—	(9,389)	(1,220)	(5,479)	(2,779)
Total liabilities assumed	(2,524)	(6,920)	(10,176)	(2,961)	(7,726)	(3,913)
Total consideration	$14,250	$40,000	$50,000	$27,132	$23,891	$22,214
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
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocations for the 2017 acquisitions of Omtool, RightAnswers, and Waterfall are final, and Qvidian, Interfax, and RO Innovation are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete its purchase price allocations for Qvidian in the second half of 2018 and Interfax, and RO Innovation in the first half of 2019.
Changes in the preliminary acquisition-date fair value of assets and liabilities for Qvidian during the three months ended June 30, 2018 included a $0.1 million reduction in accrued expense and other and a $0.1 million reduction in deferred revenue. Changes in the preliminary acquisition-date fair value of assets and liabilities for Interfax during the three months ended June 30, 2018 included a $4.2 million reduction in intangibles (customer relationships, trade name and technology) due to a change in estimates during the three months ended June 30, 2018, a $3.1 million increase to deferred tax liabilities as a result of book-tax difference from amortization of intangibles, a $0.1 million decrease in other current assets and $0.1 million increase in accounts payable and accrued expenses and other.
The goodwill of $88.9 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes is $3.7 million for Waterfall, $2.3 million (at the time of the acquisition) for Interfax, and $2.7 million for RO Innovation. There was no Goodwill deductible for tax purposes for our Omtool, RightAnswers, and Qvidian acquisitions. Measurement period expenses recorded to other income (expense), net, related to acquisitions that took place within a prior period for the three months ended June 30, 2018 and the three months ended June 30, 2017 were net expense of $0.1 million and none, respectively, and for the six months ended June 30, 2018 and the six months ended June 30, 2017, were net income of $0.2 million and none, respectively.
Total one-time transaction costs, excluding one-time restructuring costs, incurred with respect to acquisition activity in the three months ended June 30, 2018 and the three months ended June 30, 2017 were $1.2 million and $1.0 million and for the six months ended June 30, 2018 and the six months ended June 30, 2017 were $2.6 million in both periods.
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
Changes to the fair value of earnout liabilities are recorded to other expense, net. Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$3,576	$3,576

	Fair Value Measurements at June 30, 2018
	(unaudited)
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$2,037	$2,037
As of June 30, 2018, the Level 3 earnout consideration liability consists of amounts associated with the acquisitions of RightAnswers in April 2017, Waterfall in July 2017, Marketech in March 2018, and RO Innovation in June 2018. The Level 3 earnout consideration liability associated with RightAnswers of $2.0 million was settled in February 2018. In addition, the increase in cash earnouts from December 31, 2017 to June 30, 2018 is related to current year acquisitions.
The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (in thousands):

Ending balance at December 31, 2017	$3,576
Additions - cash earnouts	439
Settlements - cash earnouts	(1,978)
Ending balance at June 30, 2018	$2,037
The fair value of the cash earnout consideration was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration.
Debt
The Company believes the carrying value of its long-term debt at June 30, 2018 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.

The estimated fair value and carrying value of the Company's debt at June 30, 2018 and December 31, 2017 are $161.9 million and $113.8 million, respectively, based on valuation methodologies using interest rates currently available to the Company, which are Level 2 inputs.
4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the six months ended June 30, 2018 are summarized in the table below (in thousands):

Balance at December 31, 2017	$154,607
Acquired in business combinations	11,799
Adjustment related to prior year business combinations	(15,026)
Adjustment related to finalization of current year business combinations	6,661
Foreign currency translation adjustment	(652)
Balance at June 30, 2018	$157,389
Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions. The $15.0 million adjustment to Goodwill during the six months ended June 30, 2018 primarily related to changes in the ASC 805 valuation of customer relationships in the prior year business combination of Qvidian.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2018:
Customer relationships	1-10	$115,236	$23,323	$91,913
Trade name	1.5-7	3,996	3,112	884
Developed technology	4-7	35,056	13,076	21,980
Total intangible assets		$154,288	$39,511	$114,777

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2017:
Customer relationships	5-10	$69,061	$18,040	$51,021
Trade name	1.5	3,431	2,900	531
Developed technology	4-7	29,308	10,817	18,491
Total intangible assets		$101,800	$31,757	$70,043
The following table summarizes the Company's weighted-average amortization period, in total and by major finite-lived intangible asset class (in years):

	June 30, 2018	December 31, 2017
Customer relationships	9.3	9.0
Trade name	1.7	1.5
Developed technology	6.6	6.4
Total weighted-average amortization period	8.5	8.2
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. There have been no indicators of impairment or change in the useful life during the three and six months ended June 30, 2018 and June 30, 2017, respectively. Total amortization expense during the three months ended June 30, 2018 and June 30, 2017 was $4.5 million and $2.0 million, respectively, and for the six months ended June 30, 2018 and June 30, 2017 was $8.1 million and $3.8 million, respectively.

Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2018	$9,415
2019	17,855
2020	15,896
2021	15,195
2022	13,070
2023 and thereafter	43,346
Total	$114,777
5. Income Taxes
The Company’s income tax provision for the three and six months ended June 30, 2018 and June 30, 2017 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year. The tax provision for the three and six months ended June 30, 2018 and June 30, 2017 is primarily related to foreign income taxes associated with our Canadian, Irish, and Israeli operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at June 30, 2018 and June 30, 2017, respectively.
The Company has reflected any uncertain tax positions primarily within its long-term taxes payable and a portion within deferred taxes. Federal, state, and foreign income tax returns have been filed in jurisdictions with varying statutes of limitations. Varying among the separate companies, tax years 1998 through 2017 remain subject to examination by federal and most state tax authorities due to our net operating loss carryforwards. In foreign jurisdictions, tax years 2008 through 2017 remain subject to examination.
The Tax Act enacted in December 2017 introduced significant changes to U.S. income tax law. Effective 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain intercompany payments. The Company is applying the guidance in SEC Staff Accounting Bulletin No. 118 when accounting for the enactment-date effects of the Tax Act.
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. During the six months ended June 30, 2018, the Company did not recognize any adjustments to the provisional amounts recorded at December 31, 2017. The accounting for the tax effects of the Tax Act will be completed later in 2018.
Under a provision commonly known as global intangible low taxes income (“GILTI”), the Tax Act subjects a U.S. shareholder to current tax on certain earnings of foreign subsidiaries.  Under US GAAP, an accounting policy election can be made to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet made an accounting policy election. At June 30, 2018, because the Company is still evaluating the GILTI provisions, it has included GILTI related to current-year operations only in our estimated annual effective tax rate and has not provided additional GILTI on deferred items.

6. Debt
Long-term debt consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Senior secured loans (includes unamortized discount of $2,890 and $2,668 based on an imputed interest rate of 7.0% and 7.7%, at June 30, 2018 and December 31, 2017, respectively)	$159,047	$111,144
Less current maturities	(3,290)	(2,301)
Total long-term debt	$155,757	$108,843
Loan and Security Agreements
Sixth Amendment to Credit Facility
On March 21, 2018, the Company entered into a sixth amendment to its Credit Agreement dated May 14, 2015, as amended, among, inter alia, the Company, certain of its subsidiaries, and each of the lenders named in the Credit Agreement (the “Credit Facility”) with Wells Fargo Capital Finance and CIT Bank, N.A. as joint lead arrangers, and including Goldman Sachs Bank USA, Regions Bank, and Citizens Bank, N.A. (collectively, the "Lenders"), with a Consent and Sixth Amendment to Credit Agreement (the “Sixth Amendment”).
Loans
The Sixth Amendment to the Credit Facility provided for a $258.7 million credit facility, including (i) a $163.7 million term loan facility, (ii) a $30.0 million delayed draw term loan commitment (the "DDTL"), (iii) a $10.0 million revolving loan commitment, and (iv) a $55.0 million uncommitted accordion.
Specifically, the Credit Facility provided for $163.7 million of term debt comprised of (i) a fully drawn U.S. term loan facility in an aggregate principal amount of $158.4 million (the “U.S. Term Loan”), and (ii) a fully drawn Canadian term loan facility in an aggregate principal amount of $5.3 million (the “Canadian Term Loan” together with the U.S. and Canadian Term Loans, the “Term Loans”). The Credit Facility provides that any principal repayments under the Term Loans shall reduce the amount available under the term loan facilities.
In addition, the Credit Facility also provides for revolvers of $10.0 million, comprised of (i) a U.S. revolving credit facility in an aggregate principal amount of up to $9.0 million (the “U.S. Revolver”), and (ii) a Canadian revolving credit facility in an aggregate principal amount of up to $1.0 million (the “Canadian Revolver” and, together with the U.S. Revolver, the “Revolver”).
As of June 30, 2018, there were no amounts drawn on the Revolver, and there was $161.9 million outstanding on the Term Loans comprised of (i) $156.7 million in the U.S. Term Loans outstanding under the Credit Facility; and (ii) $5.3 million in the Canadian Term Loans outstanding under the Credit Facility.
Terms of Term Loans
Under the terms of the Sixth Amendment, the Term Loans are repayable, on a quarterly basis by an amount equal to 2.5% per annum on or before June 30, 2019, after which the remaining balance is payable on a straight-line basis by an amount equal to 5.0% per annum thereafter until the facility’s maturity date of August 2, 2022.
The Sixth Amendment also provides for other improvements including, among other things, (i) a favorable adjustment to decrease the overall applicable interest rate for accounts outstanding under the Credit Agreement by 50 to 150 basis points resulting in an effective interest rate at the time of the Sixth Amendment of approximately 6.15% down from the previous effective interest rate of approximately 7.1%; (ii) a favorable adjustment to the leverage ratio to increase the amount of funded indebtedness to EBITDA (as defined in the Amendment) to 4.25 to 1.00 as of March 31, 2018, along with additional leverage ratio improvements throughout the remainder of the loan term; and (iii) a favorable increase to the recurring revenue ratio future draw condition to the delayed draw term loan facility from 1.25:1.0 to 1.50:1.0.
Also, the maximum amount of purchase consideration payable in respect of an individual permitted acquisition is $25.0 million and in respect of all permitted acquisitions is $175.0 million. In addition, the amount of permitted indebtedness to sellers of businesses increased is $20.0 million.

Terms of Delay Draw Term Loan
Pursuant to the terms of the Credit Facility, the undrawn $30.0 million DDTL is to be used to finance acquisitions. The DDTL, if all or a portion is drawn, is repayable, on a quarterly basis, by an amount equal to 2.5% per annum on or before June 30, 2019, after which the remaining balance is payable on a straight-line basis by an amount equal to 5.0% per annum thereafter until the facility’s maturity date of August 2, 2022.
Terms of Revolver
Loans under the Revolver are available up to the lesser of (i) $10.0 million (the “Maximum Revolver Amount”) or (ii) the maximum facility amount of $203.7 million less the sum of any amount of Revolver usage plus the outstanding balance of the Term Loans and other uses of the capacity made under the Credit Facility (such amount, the “Credit Amount”). The Revolver provides a subfacility whereby the Company may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $0.5 million and $0.25 million, from the U.S and Canadian facilities, respectively. The aggregate amount of outstanding Letters of Credit is reserved against the credit availability under the Maximum Revolver Amount and the Credit Amount.
Loans under the Revolver may be borrowed, repaid and reborrowed until August 2, 2022 (the “Maturity Date”), at which time all amounts borrowed under the Credit Facility must be repaid.
Other Terms of Credit Facility
At the option of the Company, U.S. loans accrue interest at a per annum rate based on (i) the U.S. base rate plus a margin ranging from 3.00% to 4.00% depending on the leverage ratio or (ii) the U.S. LIBOR rate determined in accordance with the Credit Facility (based on 1, 2, 3 or 6-month interest periods) plus a margin ranging from 4.00% to 5.00% depending on the leverage ratio. The U.S. base rate is a rate equal to the highest of (i) the federal funds rate plus a margin equal to 0.5%, (ii) the U.S. LIBOR rate for a 1-month interest period plus 1.0%, or (iii) Wells Fargo Capital Finance’s prime rate.
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
Lenders are entitled to a premium (the “Prepayment Premium”) in the event of certain prepayments as follows: (i) from August 2, 2017 to August 1, 2018, 2.0% times the sum of (a) the Maximum Revolver Amount plus (b) the outstanding principal amount of the Term Loans and DDTL on the date immediately prior to the date of the prepayment (such sum, the “Prepayment Amount”) and (ii) from August 2, 2018 to August 1, 2019, 1.0% times the Prepayment Amount. The Company may also be subject to prepayment fees in the case of commitment reductions of the Revolver and also may be obligated to prepay loans upon the occurrence of certain events.
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
There are certain financial covenants that will become more restrictive starting March 31, 2019. If an event of default occurs, at the election of the Lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate.
The Credit Facility permits the Company to buyback up to $10.0 million of its capital stock, subject to restrictions including a minimum liquidity requirement of $25.0 million before and after any such buyback.
Interest Rate and Debt Discount
Cash interest costs averaged 6.8% and 6.3% under the Credit Facility for the six months ended June 30, 2018 and for the year ended December 31, 2017, respectively. In addition, the Company has $2.9 million and $2.7 million of unamortized debt discount associated with the Credit Facility as of June 30, 2018 and December 31, 2017, respectively. These debt discount costs will be amortized to non-cash interest expense over the term of the Credit Facility.
Debt Maturities
Under the terms of the Sixth Amendment, future debt maturities of long-term debt (excluding financing costs) at June 30, 2018 are as follows (in thousands):

Year ending December 31:
Remaining 2018	$2,063
2019	6,188
2020	8,250
2021	8,250
2022	137,186
Thereafter	—
Total debt maturities	161,937
Less current maturities	(3,290)
Less unamortized debt discount	(2,890)
Notes Payable, less current maturities and unamortized debt discount	$155,757
7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net Loss	$(5,230)	$(5,811)	$(8,391)	$(11,425)
Denominator:
Weighted–average common shares outstanding, basic and diluted	19,901,599	17,778,184	19,830,401	17,374,789
Net loss per common share, basic and diluted	$(0.26)	$(0.33)	$(0.42)	$(0.66)
Due to the net losses for the three and six months ended June 30, 2018 and June 30, 2017, respectively, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents as of June 30, 2018 and June 30, 2017:

	June 30,
	2018	2017
Stock options	468,765	692,097
Restricted stock	1,500,280	1,274,088
Total anti–dilutive common share equivalents	1,969,045	1,966,185

8. Commitments and Contingencies
Purchase Commitments
The Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC for the three months ended June 30, 2018 and June 30, 2017 totaling $0.8 million and $0.6 million, respectively, and for the six months ended June 30, 2018 and June 30, 2017, totaling $1.6 million and $1.2 million, respectively. The remaining purchase obligation after June 30, 2018 through December 31, 2018 is $1.6 million. See Note 12 — Related Party Transactions for more information regarding our purchase commitment to this related party.
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
Restricted Stock Awards
Restricted share activity during the six months ended June 30, 2018 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2017	1,047,480	$13.35
Awards granted	793,250	28.79
Awards vested	(339,450)	15.61
Awards forfeited	(1,000)	23.60
Unvested balances at June 30, 2018	1,500,280	$21.00
Stock Option Activity
Stock option activity during the six months ended June 30, 2018 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2017	549,907	$7.36
Options exercised	(81,142)	4.98
Outstanding at June 30, 2018	468,765	$7.78

Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$190	$113	$268	$131
Research and development	375	282	488	341
Sales and marketing	154	54	199	77
General and administrative	3,303	3,167	5,644	5,371
Total	$4,022	$3,616	$6,599	$5,920

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
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including perpetual licenses, multiple subscriptions and professional services. For these contracts, the Company accounts for individual performance obligations separately if they are distinct by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or SSP, of each distinct good or service in the contract.

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
Unearned revenue is mainly unearned revenue related to subscription services. During the six months ended June 30, 2018, we recognized $39.7 million of subscription services revenue that was included in the unearned revenue balances at the beginning of the period. Professional services revenue recognized in the same period from unearned revenue balances at the beginning of the period was not material.
Remaining Performance Obligations
As of June 30, 2018, approximately 92.0 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately 82% of these remaining performance obligations over the next 18 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of June 30, 2018 was not material.
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

11. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
U.S.	$28,432	$18,016	$52,960	$35,624
Canada	1,734	1,234	3,258	2,080
Other International	5,780	4,031	11,343	6,329
Total Revenues	$35,946	$23,281	$67,561	$44,033
12. Related Party Transactions
We are a party to two agreements with companies controlled by a non-management investor in the Company:

•
On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement with DevFactory FZ LLC ("DevFactory") to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017. DevFactory is an affiliate of ESW Capital LLC, which holds more than 5% of the Company's capital stock. The Company has an outstanding purchase commitment in 2018 for software development services pursuant to this agreement in the amount of $3.2 million. For years after 2018, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2018 total revenues increase by 10% as compared to 2017 total revenues, then the 2019 purchase commitment will increase by approximately $0.4 million from the 2018 purchase commitment amount to approximately $3.6 million. The Company purchased software development services pursuant to this agreement with DevFactory during the three months ended June 30, 2018 and June 30, 2017 totaling $0.8 million and $0.6 million, respectively, and during the six months ended June 30, 2018 and June 30, 2017, in the amount of $1.6 million and $1.2 million, respectively.

•
The Company purchased services from Crossover, Inc. ("Crossover"), a company controlled by ESW Capital, LLC (a non-management investor) during the three months ended June 30, 2018 and June 30, 2017 of approximately $0.8 million and $0.7 million, respectively, and during six months ended June 30, 2018 and June 30, 2017 approximately $1.6 million in both periods, respectively. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. While there are no purchase commitments with Crossover, the Company continues to use its services in 2018.

The Company has an arrangement with a former subsidiary, Visionael Corporation ("Visionael"), to provide management, human resource, payroll and administrative services. John T. McDonald, the Company's Chief Executive Officer and Chairman of the Board, beneficially holds an approximate 26.18% interest in Visionael. The Company received fees from this arrangement during the three months ended June 30, 2018 and June 30, 2017 totaling $15,000 and $90,000, respectively and during the six months ended June 30, 2018 and June 30, 2017 totaling $30,000 and $180,000, respectively.

13. Subsequent Events
On July 31, 2018, the Company entered into a seventh amendment to the Credit Facility, with a Consent and Seventh Amendment to Credit Agreement (the “Seventh Amendment”). The purpose of the Seventh Amendment was (i) to obtain the consent of the Required Lenders (as such term is defined in the Credit Facility) for the waiver of the requirement that Interfax Communications Limited, Data Guard Limited and Return Fax 2000 Limited become Canadian Guarantors and join the Canadian Guarantee and Security Agreement as Grantors and (ii) to clarify certain definitions included in the Credit Facility.

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
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Factors or risks that could cause our actual results to differ from the results we anticipate include, but are not limited to:

•	our financial performance and our ability to achieve or sustain profitability or predict future results;

•	our ability to consummate and integrate acquisitions;

•	our ability to attract and retain customers;

•	our ability to deliver high-quality customer service;

•	the growth of demand for enterprise work management applications;

•	our ability to effectively manage our growth;

•	maintaining our senior management team and key personnel;

•	our ability to maintain and expand our direct sales organization;

•	the performance of our resellers;

•	our ability to obtain financing in the future on acceptable terms or at all;

•	our ability to adapt to changing market conditions and competition;

•	our ability to successfully enter new markets and manage our international expansion;

•	the operation and reliability of our third-party data centers and hosting providers;

•	our ability to manage our consultants and contractors;

•	our ability to adapt to technological change and continue to innovate;

•	economic and financial conditions;

•	our ability to integrate our applications with other software applications;

•	maintaining and expanding our relationships with third parties;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our ability to comply with privacy laws and regulations; and

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
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in three product categories (Project & IT Management, Workflow Automation, and Digital Engagement), each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in 2012 to $98.0 million in 2017 (and to $67.6 million for the six months ended June 30, 2018), representing a 330% growth rate between 2012 and 2017. See Note 11 — Domestic and Foreign Operations in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. We will prioritize acquisitions within our current core product categories including Project & IT Management, Workflow Automation, and Digital Engagement. Consistent with our growth strategy, we have made eighteen acquisitions from February 2012 through June 30, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Reconciliation of Net loss to Adjusted EBITDA:
Net Loss	$(5,230)	$(5,811)	$(8,391)	$(11,425)
Add:
Depreciation and amortization expense	5,045	2,648	9,217	5,046
Interest expense, net	3,143	1,160	5,637	2,095
Loss on debt extinguishment	—	1,634	—	1,634
Other expense (income), net	524	18	221	130
Provision for income taxes	872	196	1,383	1,147
Stock-based compensation expense	4,022	3,616	6,599	5,920
Acquisition-related expense	3,140	2,278	6,242	5,969
Purchase accounting deferred revenue discount	1,029	1,059	2,418	1,738
Adjusted EBITDA	$12,545	$6,798	$23,326	$12,254

Weighted average ordinary shares outstanding - basic	19,901,599	17,778,184	19,830,401	17,374,789
Weighted average ordinary shares outstanding - diluted	20,983,208	19,072,485	20,831,769	18,414,616
Adjusted EBITDA per share - basic	$0.63	$0.38	$1.18	$0.71
Adjusted EBITDA per share - diluted	$0.60	$0.36	$1.12	$0.67

Total revenue- plus purchase accounting deferred revenue discount	$36,975	$24,340	$69,979	$45,771
Adjusted EBITDA margin (using Total revenue plus purchase accounting deferred revenue discount)	34%	28%	33%	27%
Total revenue	$35,946	$23,281	$67,561	$44,033
Adjusted EBITDA margin	35%	29%	35%	28%

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

Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. The use of Adjusted EBITDA as an analytical tool has limitations such as:

•
depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect cash requirements for such replacements; however, much of the depreciation and amortization currently reflected relates to amortization of acquired intangible assets as a result of business combination purchase accounting adjustments, which will not need to be replaced in the future;

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$33,154	92%	$19,407	83%	$60,883	90%	$37,542	85%
Perpetual license	683	2%	1,746	7%	2,309	3%	2,440	6%
Total product revenue	33,837	94%	21,153	90%	63,192	93%	39,982	91%
Professional services	2,109	6%	2,128	10%	4,369	7%	4,051	9%
Total revenue	35,946	100%	23,281	100%	67,561	100%	44,033	100%
Cost of revenue:
Subscription and support (1)(3)	9,580	27%	6,676	29%	18,829	28%	12,569	29%
Professional services (1)	1,269	3%	1,327	5%	2,665	4%	2,462	5%
Total cost of revenue	10,849	30%	8,003	34%	21,494	32%	15,031	34%
Gross profit	25,097	70%	15,278	66%	46,067	68%	29,002	66%
Operating expenses:
Sales and marketing (1)	5,248	15%	4,037	17%	9,656	14%	7,258	16%
Research and development (1)	5,286	15%	4,003	17%	10,177	15%	7,480	17%
Refundable Canadian tax credits	(203)	(1)%	(112)	—%	(305)	—%	(229)	(1)%
General and administrative (1)(2)	8,464	24%	6,576	28%	15,464	23%	12,480	28%
Depreciation and amortization	3,853	11%	1,299	6%	5,983	9%	2,463	6%
Acquisition-related expenses	3,140	8%	2,278	10%	6,242	9%	5,969	14%
Total operating expenses	25,788	72%	18,081	78%	47,217	70%	35,421	80%
Loss from operations	(691)	(2)%	(2,803)	(12)%	(1,150)	(2)%	(6,419)	(14)%
Other Expense:
Interest expense, net	(3,143)	(9)%	(1,160)	(5)%	(5,637)	(8)%	(2,095)	(5)%
Loss on debt extinguishment	—	—%	(1,634)	(7)%	—	—%	(1,634)	(4)%
Other income (expense), net	(524)	(1)%	(18)	—%	(221)	(1)%	(130)	—%
Total other expense	(3,667)	(10)%	(2,812)	(12)%	(5,858)	(9)%	(3,859)	(9)%
Loss before provision for income taxes	(4,358)	(12)%	(5,615)	(24)%	(7,008)	(11)%	(10,278)	(23)%
Provision for income taxes	(872)	(3)%	(196)	(1)%	(1,383)	(1)%	(1,147)	(3)%
Net loss	$(5,230)	(15)%	$(5,811)	(25)%	$(8,391)	(12)%	$(11,425)	(26)%
Net loss per common share, basic and diluted	$(0.26)		$(0.33)		$(0.42)		$(0.66)
Weighted-average common shares outstanding, basic and diluted	19,901,599		17,778,184		19,830,401		17,374,789

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 9 — Stockholders' Equity.
(2) Includes General and administrative stock-based compensation of $3,636 and $3,167 for the three months and $5,977 and $5,372 for the six months ended June 30, 2018 and June 30, 2017, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues is 14% and 15% for the three months and 14% and 16% for the six months ended June 30, 2018 and June 30, 2017, respectively.

(3) Includes depreciation and amortization of $1,192 and $1,349 for the three months ended June 30, 2018 and June 30, 2017, respectively, and $3,233 and $2,583 for the six months ended June 30, 2018 and June 30, 2017, respectively.

Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$33,154	$19,407	71%	$60,883	$37,542	62%
Perpetual license	683	1,746	(61)%	2,309	2,440	(5)%
Total product revenue	33,837	21,153	60%	63,192	39,982	58%
Professional services	2,109	2,128	(1)%	4,369	4,051	8%
Total revenue	$35,946	$23,281	54%	$67,561	$44,033	53%

Percentage of revenue:
Subscription and support	92%	83%		90%	85%
Perpetual license	2%	7%		3%	6%
Total product revenue	94%	90%		93%	91%
Professional services	6%	10%		7%	9%
Total revenue	100%	100%		100%	100%
For the Three Months Ended June 30, 2018
Total revenue was $35.9 million in the three months ended June 30, 2018, compared to $23.3 million in the three months ended June 30, 2017, an increase of $12.7 million, or 54%.The acquisitions not fully in the comparative period contributed $13.2 million to the increase after the reduction of $1.0 million purchase accounting deferred revenue discount in the three months ended June 30, 2018. Therefore, total revenue for the organic business decreased by $0.5 million, or 2%.
Subscription and support revenue was $33.2 million in the three months ended June 30, 2018, compared to $19.4 million in the three months ended June 30, 2017, an increase of $13.7 million, or 71%. The acquisitions not fully in the comparative period contributed $12.6 million to the increase in subscription and support revenue after the reduction of $1.0 million purchase accounting deferred revenue discount in the three months ended June 30, 2018. Therefore, subscription and support revenue for the organic business increased by $1.1 million, or 6%.
Perpetual license revenue was $0.7 million in the three months ended June 30, 2018, as compared to $1.7 million in the three months ended June 30, 2017, a decrease of $1.1 million, or 61%. The acquisitions not fully in the comparative period contributed no perpetual license revenue in the three months ended June 30, 2018. Therefore, perpetual license revenue for the organic business decreased by $1.1 million, or 61%.
Professional services revenue was $2.1 million in the three months ended June 30, 2018, compared to $2.1 million in the three months ended June 30, 2017, a decrease of $19.0 thousand, or 1%. The acquisitions not fully in the comparative period contributed $0.6 million to the increase in professional services revenue in the three months ended June 30, 2018. Therefore, professional services revenue for the organic business decreased by $0.6 million, or 30%.
For the Six Months Ended June 30, 2018
Total revenue was $67.6 million in the six months ended June 30, 2018, compared to $44.0 million in the six months ended June 30, 2017, an increase of $23.6 million, or 53%. The acquisitions not fully in the comparative period contributed $22.9 million to the increase after the reduction of $2.4 million purchase accounting deferred revenue discount in the six months ended June 30, 2018. Therefore, total revenue for the organic business increased by $0.7 million, or 2%.
Subscription and support revenue was $60.9 million in the six months ended June 30, 2018, compared to $37.5 million in the six months ended June 30, 2017, an increase of $23.4 million, or 62%. The acquisitions not fully in the comparative period contributed $21.2 million to the increase in subscription and support revenue after the reduction of $2.4 million purchase accounting deferred revenue discount in the six months ended June 30, 2018. Therefore, subscription and support revenue for the organic business increased by $2.2 million, or 6%.

Perpetual license revenue was $2.3 million in the six months ended June 30, 2018, as compared to $2.4 million in the six months ended June 30, 2017, a decrease of $0.1 million, or 5%. The acquisitions not fully in the comparative period contributed $0.4 million to the increase in perpetual license revenue in the six months ended June 30, 2018. Therefore, perpetual license revenue for the organic business decreased by $0.5 million, or 21%.
Professional services revenue was $4.4 million in the six months ended June 30, 2018, compared to $4.1 million in the six months ended June 30, 2017, an increase of $0.3 million, or 8%. The acquisitions not fully in the comparative period contributed $1.3 million to the increase in professional services revenue in the six months ended June 30, 2018. Therefore, professional services revenue for the organic business decreased by $1.0 million, or 25%.
Cost of Revenue and Gross Profit Percentage

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$9,580	$6,676	43%	$18,829	$12,569	50%
Professional services	1,269	1,327	(4)%	2,665	2,462	8%
Total cost of revenue	10,849	8,003	36%	21,494	15,031	43%
Gross profit	$25,097	$15,278	64%	$46,067	$29,002	59%

Percentage of total revenue:
Subscription and support (1)	27%	29%		28%	29%
Professional services	3%	5%		4%	5%
Total cost of revenue	30%	34%		32%	34%
Gross profit	70%	66%		68%	66%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$427	$570		$863	$1,019
Amortization	$765	$779		$2,370	$1,564
Stock Compensation	$190	$113		$268	$131
For the Three Months Ended June 30, 2018
Cost of subscription and support revenue was $9.6 million in the three months ended June 30, 2018, compared to $6.7 million in the three months ended June 30, 2017, an increase of $2.9 million, or 43%. The acquisitions not fully in the comparative period contributed $3.8 million to the increase to cost of subscription and support revenue, primarily related to an increase of mobile messaging costs associated with the Waterfall product line, increased variable phone charges associated with the InterFAX product line, and increased amortization of acquired intangible assets in the three months ended June 30, 2018. Therefore, cost of subscription and support revenue for the organic portion of our business decreased by $0.9 million, primarily related to a reduction in hosting infrastructure costs.
Cost of professional services revenue was $1.3 million in the three months ended June 30, 2018, compared to $1.3 million in the three months ended June 30, 2017, a decrease of $0.1 million, or 4%. The acquisitions not fully in the comparative period contributed $0.2 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs in the three months ended June 30, 2018. Therefore, cost of professional services revenue for the organic portion of our business decreased by $0.3 million, primarily related to personnel and related expenses, most of which were the result of our planned operating efficiencies.

For the Six Months Ended June 30, 2018
Cost of subscription and support revenue was $18.8 million in the six months ended June 30, 2018, compared to $12.6 million in the six months ended June 30, 2017, an increase of $6.3 million, or 50%. The acquisitions not fully in the comparative period contributed $7.2 million to the increase to cost of subscription and support revenue, primarily related to an increase of mobile messaging costs associated with the Waterfall product line, increased variable phone charges associated with the InterFAX product line, and increased amortization of acquired intangible assets in the six months ended June 30, 2018. Therefore, cost of subscription and support revenue for the organic portion of our business decreased by $0.9 million, primarily related to a reduction in hosting infrastructure costs.
Cost of professional services revenue was $2.7 million in the six months ended June 30, 2018, compared to $2.5 million in the six months ended June 30, 2017, an increase of $0.2 million, or 8%. The acquisitions not fully in the comparative period contributed $0.3 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs in the six months ended June 30, 2018. Therefore, cost of subscription and support revenue for the organic portion of our business decreased by $0.1 million, primarily related to personnel and related costs, most of which were the result of our planned operating efficiencies.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Sales and marketing (1)	$5,248	$4,037	30%	$9,656	$7,258	33%
Percentage of total revenue	15%	17%		14%	16%

(1) Includes stock compensation expense as follows:
Stock Compensation	$154	$54		$199	$77
For the Three Months Ended June 30, 2018
Sales and marketing expense was $5.2 million in the three months ended June 30, 2018, compared to $4.0 million in the three months ended June 30, 2017, an increase of $1.2 million, or 30%. The acquisitions not fully in the comparative period contributed $1.4 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in the three months ended June 30, 2018. Therefore, sales and marketing expense for the organic portion of our business decreased by $0.2 million, primarily related to the deferral of sales commissions expense as a result of adopting ASC 606.
For the Six Months Ended June 30, 2018
Sales and marketing expense was $9.7 million in the six months ended June 30, 2018, compared to $7.3 million in the six months ended June 30, 2017, an increase of $2.4 million, or 33%. The acquisitions not fully in the comparative period contributed $3.0 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in the three months ended June 30, 2018. Therefore, sales and marketing expense for the organic portion of our business decreased by $0.6 million, primarily related to the deferral of sales commissions expense as a result of adopting ASC 606.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Research and development (1)	$5,286	$4,003	32%	$10,177	$7,480	36%
Refundable Canadian tax credits	(203)	(112)	81%	(305)	(229)	33%
Total research and development	$5,083	$3,891	31%	$9,872	$7,251	36%

Percentage of total revenue:
Research and development	15%	17%		15%	17%
Refundable Canadian tax credits	(1)%	—%		—%	(1)%
Total research and development	14%	17%		15%	16%

(1) Includes stock compensation expense as follows:
Stock Compensation	$375	$282		$488	$341
For the Three Months Ended June 30, 2018
Research and development expense was $5.3 million in the three months ended June 30, 2018, compared to $4.0 million in the three months ended June 30, 2017, an increase of $1.3 million, or 32%. The acquisitions not fully in the comparative period contributed $1.4 million to the increase in research and development expense primarily consisting of personnel and related costs in the three months ended June 30, 2018. Therefore, research and development costs for the organic portion of our business decreased by $0.1 million primarily related to personnel and related expenses, most of which were the result of our planned operating efficiencies.
Refundable Canadian tax credits were $0.2 million in the three months ended June 30, 2018, compared to $0.1 million in the three months ended June 30, 2017. This increase was due to $0.1 million of one-time additional refundable Canadian tax credits awarded to the Company upon settlement of the Company's 2017 R&D tax credit claims.

For the Six Months Ended June 30, 2018
Research and development expense was $10.2 million in the six months ended June 30, 2018, compared to $7.5 million in the six months ended June 30, 2017, an increase of $2.7 million, or 36%. The acquisitions not fully in the comparative period contributed $2.6 million to the increase in research and development costs primarily consisting of personnel and related costs in the six months ended June 30, 2018. Therefore, research and development costs for the organic portion of our business increased by $0.1 million due to an increase in expense for outsourced contractors.
Refundable Canadian tax credits were $0.3 million in the six months ended June 30, 2018, compared to $0.2 million in the six months ended June 30, 2017. This increase was due to $0.1 million of one-time additional refundable Canadian tax credits awarded to the Company upon settlement of the Company's 2017 R&D tax credit claims.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
General and administrative (1)	$8,464	$6,576	29%	$15,464	$12,480	24%
Percentage of total revenue	24%	28%		23%	28%

(1) Includes stock compensation expense as follows:
Stock Compensation	$3,303	$3,167		$5,644	$5,371
For the Three Months Ended June 30, 2018
General and administrative expense was $8.5 million in the three months ended June 30, 2018, compared to $6.6 million in the three months ended June 30, 2017, an increase of $1.9 million, or 29%. An increase in general administrative expense of $0.4 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related costs in the three months ended June 30, 2018. Therefore, general and administrative expense for the organic portion of our business increased by $1.5 million, which was driven primarily by stock compensation and personnel related expenses.
For the Six Months Ended June 30, 2018
General and administrative expense was $15.5 million in the six months ended June 30, 2018, compared to $12.5 million in the six months ended June 30, 2017, an increase of $3.0 million, or 24%. An increase in general administrative expense of $0.7 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related expenses in the six months ended June 30, 2018. Therefore, general and administrative expense for the organic portion of our business increased by $2.3 million, which was driven primarily by stock compensation and personnel related expenses.
Depreciation and Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$133	$122	9%	$253	$235	8%
Amortization	3,720	1,177	216%	5,731	2,228	157%
Total depreciation and amortization	$3,853	$1,299	197%	$5,984	$2,463	143%

Percentage of total revenue:
Depreciation	1%	1%		1%	1%
Amortization	10%	5%		8%	5%
Total depreciation and amortization	11%	6%		9%	6%
For the Three Months Ended June 30, 2018
Depreciation and amortization expense was $3.9 million in the three months ended June 30, 2018, compared to $1.3 million in the three months ended June 30, 2017, an increase of $2.6 million, or 197% . The acquisitions not fully in the comparative period increased depreciation and amortization expense by $2.7 million in the three months ended June 30, 2018, while the depreciation and amortization expense for the organic portion of our business decreased by $0.1 million as a result of assets acquired in earlier years becoming fully amortized or depreciated.
For the Six Months Ended June 30, 2018
Depreciation and amortization expense was $6.0 million in the six months ended June 30, 2018, compared to $2.5 million in the six months ended June 30, 2017, an increase of $3.5 million, or 143% . The acquisitions not fully in the comparative period increased depreciation and amortization expense by $3.7 million in the six months ended June 30, 2018, while the depreciation and amortization expense for the organic portion of our business decreased by $0.2 million as a result of assets acquired in earlier years becoming fully amortized or depreciated.
Acquisition-related Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Acquisition-related expenses	$3,140	$2,278	38%	$6,242	$5,969	5%
Percentage of total revenue	8%	10%		9%	14%
For the Three Months Ended June 30, 2018
Acquisition related expense was $3.1 million in the three months ended June 30, 2018, compared to $2.3 million in the three months ended June 30, 2017, an increase of $0.9 million, or 38%. These one-time acquisition related expenses vary by acquisition and are expensed as incurred. The level of acquisition activity varies from period to period and, as a result, year-over-year comparison of these expenses are not necessarily meaningful due to the one-time nature of these expenses.
For the Six Months Ended June 30, 2018
Acquisition related expense was $6.2 million in the six months ended June 30, 2018, compared to $6.0 million in the six months ended June 30, 2017, an increase of $0.2 million, or 5%. These one-time acquisition related expenses vary by acquisition and are expensed as incurred. The level of acquisition activity varies from period to period and, as a result, year-over-year comparison of these expenses are not necessarily meaningful due to the one-time nature of these expenses.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(3,143)	$(1,160)	171%	$(5,637)	$(2,095)	169%
Loss on debt extinguishment	—	(1,634)	(100)%	—	(1,634)	(100)%
Other income (expense), net	(524)	(18)	2,811%	(221)	(130)	70%
Total other expense	$(3,667)	$(2,812)	30%	$(5,858)	$(3,859)	52%

Percentage of total revenue:
Interest expense, net	(9)%	(5)%		(8)%	(5)%
Loss on debt extinguishment	—%	(7)%		—%	(4)%
Other income (expense), net	(1)%	—%		(1)%	—%
Total other expense	(10)%	(12)%		(9)%	(9)%
For the Three Months Ended June 30, 2018
Interest expense was $3.1 million in the three months ended June 30, 2018, compared to $1.2 million in the three months ended June 30, 2017, an increase in interest expense of $1.9 million, or 171%. The increase was due to an increase in borrowing on our debt facility for the RightAnswers, Waterfall, Qvidian, and InterFAX acquisitions in April 2017, July 2017, November 2017, and March 2018, respectively.
Other expense was $0.5 million in the three months ended June 30, 2018, compared to other expense of $18.0 thousand in the three months ended June 30, 2017. Other expense was recognized in the three months ended June 30, 2018 due primarily to a foreign exchange loss related to the cash indemnification holdback from the InterFAX acquisition and an increase to an earnout estimate.
For the Six Months Ended June 30, 2018
Interest expense was $5.6 million in the six months ended June 30, 2018, compared to $2.1 million in the six months ended June 30, 2017, an increase in interest expense of $3.5 million, or 169%. The increase was due to an increase in borrowing on our debt facility for the RightAnswers, Waterfall, Qvidian, and InterFAX acquisitions in April 2017, July 2017, November 2017, and March 2018 respectively.
Other expense was $0.2 million in the six months ended June 30, 2018, compared to other expense of $0.1 million in the six months ended June 30, 2017. Other income was recognized in the six months ended June 30, 2018 due to a claim on the seller indemnity cash holdback related to the acquisition of RightAnswers, a foreign exchange loss related to the cash indemnification holdback from the InterFAX acquisition and an increase to an earnout estimate.
.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Provision for income taxes	$(872)	$(196)	345%	$(1,383)	$(1,147)	21%
Percentage of total revenue	(3)%	(1)%		(1)%	(3)%
For the Three Months Ended June 30, 2018
Provision for income taxes was $0.9 million in the three months ended June 30, 2018, compared to the provision for income taxes of $0.2 million in the three months ended June 30, 2017, an increase of $0.7 million. The change in provision was due primarily to increases related to the addition of profitable operations in Ireland and Israel and recognition of additional prior year tax accrual under ASC 740-10, less decreases related to the reduction in the US federal tax rate per the Tax Act as applied to tax deductible goodwill.
For the Six Months Ended June 30, 2018
Provision for income taxes was $1.4 million in the six months ended June 30, 2018, compared to the provision for income taxes of $1.1 million six months ended June 30, 2017, an increase of $0.3 million. The change in provision was due primarily to increases related to the addition of profitable operations in Ireland and Israel and recognition of additional prior year tax accrual under ASC 740-10, less decreases related to the reduction in the US federal tax rate per the Tax Act as applied to tax deductible goodwill.
Liquidity and Capital Resources
To date, we have financed our operations primarily through capital raising including sales of our common stock, cash from operating activities, borrowing under our credit facility, and the issuance of notes to sellers in some of our acquisitions.
On June 6, 2017, the Company closed an underwritten public offering of its common stock resulting in the sale and issuance of 2,139,534 common shares at an offering price to the public of $21.50 per share. The net proceeds of the registered public offering were approximately $42.6 million, net of issuance costs.
As of June 30, 2018, the Company may issue up to approximately $29.0 million of securities under the remaining capacity of its currently effective S-3 shelf registration.
As of June 30, 2018, we had cash and cash equivalents of $19.0 million, $40.0 million of available borrowings under our loan and security agreements (excluding the $55.0 million uncommitted Accordion in our Credit Agreement), and $161.9 million of borrowings outstanding under our loan and security agreements. As of December 31, 2017, we had cash and cash equivalents of $22.3 million, $30.0 million of available borrowings under our loan and security agreements (excluding the $55.0 million uncommitted Accordion in our Credit Agreement), and $113.8 million of borrowings outstanding under our loan and security agreements.
Sixth Amendment to Credit Facility
On March 21, 2018, the Company entered into a sixth amendment to its Credit Agreement dated May 14, 2015, as amended, among, inter alia, the Company, certain of its subsidiaries, and each of the lenders named in the Credit Agreement (the “Credit Facility”) with Wells Fargo Capital Finance and CIT Bank, N.A. as joint lead arrangers, and including Goldman Sachs Bank USA, Regions Bank, and Citizens Bank, N.A. (collectively, the "Lenders"), with a Consent and Sixth Amendment to Credit Agreement (the “Sixth Amendment”).
The Sixth Amendment to the Credit Facility provides for a $258.7 million credit facility, including (i) a fully drawn $161.9 million term loan, (ii) a fully available $30.0 million delayed draw term loan commitment (the "DDTL"), (iii) a fully available $10.0 million revolving loan commitment, and (iv) a $55.0 million uncommitted accordion.
Specifically, the Credit Facility provided for $163.7 million of term debt comprised of (i) a fully drawn U.S. term loan facility in an aggregate principal amount of $158.4 million (the “U.S. Term Loan”), and (ii) a fully drawn Canadian term loan facility in an aggregate principal amount of $5.3 million (the “Canadian Term Loan” together with the U.S. and Canadian Term Loans, the “Term Loans”). The Credit Facility provides that any principal repayments under the Term Loans shall reduce the amount available under the term loan facilities.

In addition, the Credit Facility also provides for revolvers of $10.0 million, comprised of (i) a U.S. revolving credit facility in an aggregate principal amount of up to $9.0 million (the “U.S. Revolver”), and (ii) a Canadian revolving credit facility in an aggregate principal amount of up to $1.0 million (the “Canadian Revolver” and, together with the U.S. Revolver, the “Revolver”).
As of June 30, 2018 and December 31, 2017, we had a working capital deficit of $27.8 million and $23.5 million, respectively, which included $44.4 million and $43.8 million of deferred revenue recorded as a current liability as of June 30, 2018 and December 31, 2017, respectively. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$3,740	$5,742
Net cash used in investing activities	(45,877)	(37,471)
Net cash provided by financing activities	39,220	60,201
Effect of exchange rate fluctuations on cash	(372)	190
Change in cash and cash equivalents	(3,289)	28,662
Cash and cash equivalents, beginning of period	22,326	28,758
Cash and cash equivalents, end of period	$19,037	$57,420
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
Our cash provided by operating activities for the six months ended June 30, 2018 primarily reflects our net loss of $8.4 million plus non-cash expenses that included $9.2 million of depreciation and amortization, $6.6 million of non-cash stock compensation expense, $1.1 million of amortization of commissions deferred under ASC 606, $0.4 million of non-cash interest, $0.3 million of deferred income taxes, and $0.3 million of foreign currency re-measurement losses. Working capital sources of cash included a $3.0 million decrease in accounts receivable. Working capital uses of cash included a $2.5 million increase in prepaids and other, a $0.5 million decrease in accounts payable, and a $3.9 million decrease in accrued expenses and a $1.8 million decrease in deferred revenue.
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
For the six months ended June 30, 2018, cash used in investing activities for business combinations, consisted of (i) purchases of businesses of $45.4 million, and (ii) purchases of property and equipment of $0.5 million.
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
During the six months ended June 30, 2018, we received $0.4 million, net of issuance costs, related to the issuance of our common stock, borrowed $49.4 million, net of issuance costs, in term loans, repaid $1.9 million of term loans payable, paid $4.3 million in additional consideration to sellers of acquired businesses, paid $3.9 million in taxes related to net share settlements of restricted stock vesting events, and made principal payments of $0.5 million on capital leases.
Loan and Security Agreements
See Note 6 - Debt for more information regarding our Loan and Security Agreements and outstanding debt as of June 30, 2018.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2018 and June 30, 2017, respectively, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
• stock-based compensation;
• deferred sales commissions and sales commission expense;
• income taxes; and
• business combinations and the recoverability of goodwill and long-lived assets.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and six months ended June 30, 2018, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of June 30, 2018, we had a principal balance of $156.7 million under our U.S. Term Loan, none under our U.S. Revolver, $5.3 million under our Canadian Term Loan and none under our Canadian Revolver.
As of December 31, 2017, we had a principal balance of $108.5 million under our U.S. Loan Agreement and $5.3 million under our Canadian Loan Agreement.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, which expose us to foreign exchange rate risk. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $1.3 million for the six months ended June 30, 2018. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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
On May 14, 2015, we entered into a credit agreement with Wells Fargo Capital Finance and other lenders named in the credit agreement, which has been amended though a series of redeterminations and expanded to include a syndicate of banks (as amended, the "Credit Facility"). On March 21, 2018, the Credit Facility was amended with the Consent and Sixth Amendment to Credit Agreement (the "Sixth Amendment").
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
As of June 30, 2018, there was $161.9 million outstanding under the Credit Facility, $161.9 million of which was outstanding under the term loan portion, none outstanding under the $30.0 million delayed draw term loan, none outstanding under the $10.0 million revolving portion of the Credit Facility, and none outstanding under the $55.0 million uncommitted loan feature.
Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*	Seventh Amendment to Credit Agreement dated July 31, 2018, among, inter alia, the Company and certain of its domestic and Canadian subsidiaries, as borrowers, and each of the lenders party thereto.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

UPLAND SOFTWARE, INC.
Dated: August 9, 2018	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer