Form 10-Q
period 2018-09-30
Upland Software, Inc.
filed 2018-11-09
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 1, 2018
Common Stock, $0.0001 par value	21,589,400

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,089	$22,326
Accounts receivable (net of allowance of $1,269 and $1,069 at September 30, 2018 and December 31, 2017, respectively)	26,440	26,504
Deferred commissions, current	2,374	—
Prepaid and other	3,890	2,856
Total current assets	48,793	51,686
Canadian tax credits receivable	1,637	1,196
Property and equipment, net	2,206	2,927
Intangible assets, net	112,156	70,043
Goodwill	157,078	154,607
Deferred commissions, noncurrent	5,470	—
Other assets	153	800
Total assets	$327,493	$281,259
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,139	$3,887
Accrued compensation	3,048	5,157
Accrued expenses and other	10,168	12,148
Deferred revenue	43,575	43,807
Due to sellers	10,655	7,839
Current maturities of notes payable (includes unamortized discount of $826 and $699 at September 30, 2018 and December 31, 2017, respectively)	4,330	2,301
Total current liabilities	75,915	75,139
Notes payable, less current maturities (includes unamortized discount of $1,852 and $1,969 at September 30, 2018 and December 31, 2017, respectively)	153,898	108,843
Deferred revenue, noncurrent	901	1,570
Noncurrent deferred tax liability, net	6,808	3,262
Other long-term liabilities	736	1,030
Total liabilities	238,258	189,844
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 21,589,400 and 20,768,401 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	2	2
Additional paid-in capital	181,540	174,944
Accumulated other comprehensive loss	(4,830)	(2,403)
Accumulated deficit	(87,477)	(81,128)
Total stockholders’ equity	89,235	91,415
Total liabilities and stockholders’ equity	$327,493	$281,259
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Subscription and support	$33,919	$23,169	$94,802	$60,711
Perpetual license	915	856	3,224	3,296
Total product revenue	34,834	24,025	98,026	64,007
Professional services	2,310	2,047	6,679	6,098
Total revenue	37,144	26,072	104,705	70,105
Cost of revenue:
Subscription and support	10,566	7,737	29,395	20,306
Professional services	1,517	1,376	4,182	3,838
Total cost of revenue	12,083	9,113	33,577	24,144
Gross profit	25,061	16,959	71,128	45,961
Operating expenses:
Sales and marketing	5,299	4,258	14,955	11,516
Research and development	5,400	4,092	15,577	11,572
Refundable Canadian tax credits	(99)	(195)	(404)	(424)
General and administrative	8,011	5,084	23,475	17,564
Depreciation and amortization	3,606	1,648	9,589	4,111
Acquisition-related expenses	2,497	4,399	8,739	10,368
Total operating expenses	24,714	19,286	71,931	54,707
Gain (loss) from operations	347	(2,327)	(803)	(8,746)
Other expense:
Interest expense, net	(3,118)	(2,277)	(8,755)	(4,372)
Loss on debt extinguishment	—	1,634	—	—
Other income (expense), net	(744)	(130)	(965)	(260)
Total other expense	(3,862)	(773)	(9,720)	(4,632)
Loss before provision for income taxes	(3,515)	(3,100)	(10,523)	(13,378)
Provision for income taxes	(735)	(406)	(2,118)	(1,553)
Net loss	$(4,250)	$(3,506)	$(12,641)	$(14,931)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.21)	$(0.18)	$(0.63)	$(0.83)
Weighted-average common shares outstanding, basic and diluted	20,089,919	19,380,519	19,916,907	18,043,365
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(4,250)	$(3,506)	$(12,641)	$(14,931)
Foreign currency translation adjustment	253	508	(2,427)	841
Comprehensive loss	$(3,997)	$(2,998)	$(15,068)	$(14,090)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(12,641)	$(14,931)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,604	8,112
Deferred income taxes	421	698
Amortization of deferred commissions	1,709	—
Foreign currency re-measurement (gain) loss	105	(422)
Non-cash interest and other expense	616	416
Non-cash stock compensation expense	10,380	7,804
Non-cash loss on retirement of fixed assets	—	(18)
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	3,173	753
Prepaids and other	(3,115)	1,664
Accounts payable	(679)	1,736
Accrued expenses and other liabilities	(7,097)	789
Deferred revenue	(2,679)	(793)
Net cash provided by operating activities	4,797	5,808
Investing activities
Purchase of property and equipment	(643)	(443)
Purchase business combinations, net of cash acquired	(47,850)	(61,163)
Net cash used in investing activities	(48,493)	(61,606)
Financing activities
Payments on capital leases	(893)	(1,098)
Proceeds from notes payable, net of issuance costs	49,375	54,683
Payments on notes payable	(2,907)	(11,319)
Taxes paid related to net share settlement of equity awards	(4,642)	(628)
Issuance of common stock, net of issuance costs	858	43,257
Additional consideration paid to sellers of businesses	(4,294)	(5,361)
Net cash provided by financing activities	37,497	79,534
Effect of exchange rate fluctuations on cash	(38)	482
Change in cash and cash equivalents	(6,237)	24,218
Cash and cash equivalents, beginning of period	22,326	28,758
Cash and cash equivalents, end of period	$16,089	$52,976
Supplemental disclosures of cash flow information:
Cash paid for interest	$8,170	$3,966
Cash paid for taxes	$2,480	$1,463
Noncash investing and financing activities:
Equipment acquired pursuant to capital lease obligations	$—	$121
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other period.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues in the three months ended September 30, 2018 or for the year ended December 31, 2017, or more than 10% of accounts receivable as of September 30, 2018 or December 31, 2017.
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
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. ASU 2018-15 is effective either prospectively or retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating how to apply the new guidance.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, to eliminate, add and modify certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for annual and interim periods beginning after December 15, 2019, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently evaluating how to apply the new guidance.
In January 2018, the FASB issued ASU 2018-02 Income Statement - Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Act related to items in Additional Other Comprehensive Income (AOCI) that the FASB refers to as having been “stranded” in AOCI.  The guidance is effective for annual and interim periods beginning after December 15, 2018, and is applicable to the Company in fiscal year 2019; however, early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2018-02 will have on its financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and in the original guidance the modified retrospective application was required, however, in July 2018 the FASB issued ASU 2018-11 which permits entities with another transition method in which the effective date would be the date of initial application of transition. Under this optional transition method, we would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect to elect the optional transition method. We plan to adopt the new standard on its effective date of January 1, 2019. We anticipate adoption of the standard will not significantly impact results. We are evaluating the election of the practical expedients upon transition that would retain the lease classification and initial direct costs for any leases that exist prior to adoption of the standard. We are in the process of cataloging our existing lease contracts and implementing changes to our systems.
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
Recently adopted accounting pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. For public business entities, the guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, however, early adoption is permitted.  Although nonemployee directors do not satisfy the definition of employee, under FASB guidance, the Company's nonemployee directors acting in their role as members of a board of directors are treated as employees as those directors were elected by the Company's shareholders. Therefore, awards granted to these nonemployee directors for their services as directors already were accounted for as employee awards.  We adopted ASU 2018-07 during the second quarter of 2018 with no impact on our financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. Under this ASU and the associated subsequent amendments (collectively, “ASC 606”), revenue is recognized when a customer obtains control of promised goods or services for an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, ASC 606 requires expanded disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
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
In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet for the periods ended September 30, 2018 was as follows (in thousands):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Income statement	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Revenues
Perpetual license	915	971	(56)	3,224	3,015	209

Operating expenses
Sales & marketing	5,299	5,915	(616)	14,955	16,154	(1,199)
During the three months ended September 30, 2018 and the nine months ended September 30, 2018, the effect on earnings per share of the adoption of ASC 606 was an increase in earnings per share of $0.03 and $0.07, respectively.

	As of September 30, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Assets
Deferred commissions, current	$2,374	$—	$2,374
Deferred commissions, noncurrent	5,470	—	5,470

Liabilities
Deferred revenue (current)	43,575	43,368	(207)

Equity
Accumulated deficit	$(87,477)	$(92,361)	$(4,884)
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

2. Acquisitions
We perform quantitative and qualitative analysis to determine the significance. of each acquisition, to the financial statements the Company. The following acquisitions were deemed to be insignificant, except for Qvidian Corporation, a Delaware corporation (“Qvidian”). Refer to the pro formas disclosed below.
2018 Acquisitions
On March 21, 2018, the Company’s wholly owned subsidiary, PowerSteering Software Limited, a limited liability company organized and existing under the laws of England and Wales (“PowerSteering UK”), completed its purchase of the shares comprising the entire issued share capital of Interfax Communications Limited ("Interfax"), an Irish-based software company providing secured cloud-based messaging solutions, including enterprise cloud fax and secure document distribution. In connection with this acquisition, the Company also acquired certain assets related to Interfax’s business from a United States based reseller of Interfax’s products. The purchase price consideration paid for Interfax was $33.6 million in cash at closing, net of cash acquired of $1.4 million, and a $5.0 million cash holdback payable over 18 months (subject to reduction for indemnification claims). In conjunction with the acquisition of Interfax, certain assets and customer relationships of their U.S. reseller ("Marketech") were purchased for $2.0 million, and excludes any potential earnout payments tied to performance-based goals. Revenues recorded since the acquisition date through September 30, 2018 were approximately $8.1 million.
On June 28, 2018, the Company completed its purchase of RO Innovation, Inc. ("RO Innovation"), a cloud-based customer reference solution for creating, deploying, managing, and measuring customer reference and sales enablement content. The purchase price consideration paid was approximately $12.3 million in cash payable at closing, net of cash acquired of $0.2 million and a $1.8 million cash holdback payable in one year (subject to reduction for indemnification claims) and excludes potential future earn-out payments tied to additional performance-based goals. Revenues recorded since the acquisition date through September 30, 2018 were approximately $1.2 million.
See Note 13. Subsequent Events in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding an additional acquisition.
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
On November 16, 2017, the Company completed its acquisition of Qvidian, a Massachusetts-based provider of cloud-based RFP and sales-proposal automation software. The purchase price consideration paid by the Company was $50 million in cash.
The pro forma statements of operations data for three and nine months ended September 30, 2018 and September 30, 2017 shown in table below, give effect to the Qvidian acquisition, described above, as if it had occurred at January 1, 2016. These amounts have been calculated after applying our accounting policies and adjusting the results of Qvidian to reflect: the costs of debt financing incurred to acquire Qvidian, the additional intangible amortization and the adjustments to acquired deferred revenue that would have been occurred assuming the fair value adjustments had been applied and incurred since January 1, 2016. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.

The table below shows the Pro forma statements of operations data for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$37,144	$31,262	$104,705	$84,524
Loss from continuing operations (1)	$(4,250)	$(2,412)	$(12,641)	$(10,435)
(1) While some recurring adjustments impact the pro forma figures presented, the decrease in pro forma loss from continuing operations compared to our loss from continuing operations presented on the consolidated statements of operations for the three and nine months ended September 30, 2018 and September 30, 2017 includes nonrecurring adjustments removing acquisition costs from 2017 and reflects these costs in the year ended 2016, the year the acquisition was assumed to be completed for pro forma purposes.
The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions in 2017 and through the nine months ended September 30, 2018, as well as assets and liabilities (in thousands):

	Preliminary			Finalized
	RO Innovation	Interfax	Qvidian	Waterfall	RightAnswers	Omtool
Year Acquired	2018	2018	2017	2017	2017	2017

Cash	$197	$1,396	$468	$100	$139	$2,957
Accounts receivable	1,564	1,706	1,907	1,477	2,164	784
Other current assets	1,299	1,000	334	608	246	464
Property and equipment	15	286	108	23	408	58
Customer relationships	8,596	22,577	30,160	6,400	10,500	4,400
Trade name	65	649	227	110	180	170
Technology	1,636	5,236	5,739	2,800	2,300	3,180
Goodwill	4,535	14,070	21,229	18,575	15,680	14,081
Other assets	—	14	8	—	—	33
Total assets acquired	17,907	46,934	60,180	30,093	31,617	26,127
Accounts payable	(231)	(737)	(388)	(605)	(139)	(219)
Accrued expense and other	(1,921)	(2,832)	(403)	(1,136)	(2,108)	(915)
Deferred tax liabilities	—	(3,365)	—	—	—	—
Deferred revenue	(1,505)	—	(9,389)	(1,220)	(5,479)	(2,779)
Total liabilities assumed	(3,657)	(6,934)	(10,180)	(2,961)	(7,726)	(3,913)
Total consideration	$14,250	$40,000	$50,000	$27,132	$23,891	$22,214
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
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocations for the 2017 acquisitions of Omtool, RightAnswers, and Waterfall are final, and Qvidian, Interfax, and RO Innovation are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete its purchase price allocations for Qvidian in the fourth quarter of 2018 and for Interfax and RO Innovation in the first half of 2019.
There were immaterial changes in the preliminary acquisition-date fair value of assets and liabilities for Qvidian during the three months ended September 30, 2018. The change in the preliminary acquisition-date fair value of assets and liabilities for Interfax during the three months ended September 30, 2018 was $2.3 million increase in intangibles (customer relationships, trade name and technology) due to a change in estimates. The change in the preliminary acquisition-date fair value of assets and liabilities for RO Innovation during the three months ended September 30, 2018 was $1.4 million, including a $0.2 million reduction Accounts receivable and a $1.2 million increase in Other liabilities.
The goodwill of $88.2 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes is $3.7 million for Waterfall, $2.4 million (at the time of the acquisition) for Interfax, and $2.7 million for RO Innovation. There was no Goodwill deductible for tax purposes for our Omtool, RightAnswers, and Qvidian acquisitions. Measurement period expenses recorded to other income (expense), net, related to acquisitions that took place within a prior period for the three months ended September 30, 2018 and the three months ended September 30, 2017 were net expense of $0.6 million and none, respectively, and for the nine months ended September 30, 2018 and the nine months ended September 30, 2017, were net income of $0.8 million and $0.1 million, respectively.
Total one-time transaction costs, excluding one-time restructuring costs, incurred with respect to acquisition activity in the three months ended September 30, 2018 and the three months ended September 30, 2017 were $0.2 million and $1.1 million and for the nine months ended September 30, 2018 and the nine months ended September 30, 2017 were $2.8 million and $4.3 million, respectively.
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
Changes to the fair value of earnout liabilities are recorded to other expense, net. Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$3,576	$3,576

	Fair Value Measurements at September 30, 2018
	(unaudited)
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$2,537	$2,537
As of September 30, 2018, the Level 3 earnout consideration liability consists of amounts associated with the acquisitions of Waterfall in July 2017, Marketech in March 2018, and RO Innovation in June 2018. The Level 3 earnout consideration liability associated with RightAnswers of $2.0 million was settled in February 2018. In addition, the increase in cash earnouts from December 31, 2017 to September 30, 2018 is related to current year acquisitions.
The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (in thousands):

Ending balance at December 31, 2017	$3,576
Additions - cash earnouts	939
Settlements - cash earnouts	(1,978)
Ending balance at September 30, 2018	$2,537
The fair value of the cash earnout consideration was determined using the Binary Option model based on the present value of the probability-weighted earnout consideration.
Debt
The Company believes the carrying value of its long-term debt at September 30, 2018 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.

The estimated fair value and carrying value of the Company's debt, before debt discount, at September 30, 2018 and December 31, 2017 are $160.9 million and $113.8 million, respectively, based on valuation methodologies using interest rates currently available to the Company, which are Level 2 inputs.
4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the nine months ended September 30, 2018 are summarized in the table below (in thousands):

Balance at December 31, 2017	$154,607
Acquired in business combinations	11,800
Adjustment related to prior year business combinations	(15,022)
Adjustment related to finalization of current year business combinations	6,056
Foreign currency translation adjustment	(363)
Balance at September 30, 2018	$157,078
Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions. The $15.0 million adjustment to Goodwill during the six months ended September 30, 2018 primarily related to changes in the ASC 805 valuation of customer relationships in the prior year business combination of Qvidian.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2018:
Customer relationships	1-10	$116,733	$26,784	$89,949
Trade name	1.5-7	4,009	3,224	785
Developed technology	4-7	35,923	14,501	21,422
Total intangible assets		$156,665	$44,509	$112,156

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2017:
Customer relationships	5-10	$69,061	$18,040	$51,021
Trade name	1.5	3,431	2,900	531
Developed technology	4-7	29,308	10,817	18,491
Total intangible assets		$101,800	$31,757	$70,043
The following table summarizes the Company's weighted-average amortization period, in total and by major finite-lived intangible asset class (in years):

	September 30, 2018	December 31, 2017
Customer relationships	9.3	9.0
Trade name	1.7	1.5
Developed technology	6.6	6.4
Total weighted-average amortization period	8.5	8.2
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. There have been no indicators of impairment or change in the useful life during the three and nine months ended September 30, 2018 and September 30, 2017, respectively. Total amortization expense during the three months ended September 30, 2018 and September 30, 2017 was $4.8 million and $2.5 million, respectively, and for the nine months ended September 30, 2018 and September 30, 2017 was $12.9 million and $6.3 million, respectively.

Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2018	$4,766
2019	18,125
2020	16,163
2021	15,462
2022	13,325
2023 and thereafter	44,315
Total	$112,156
5. Income Taxes
The Company’s income tax provision for the three and nine months ended September 30, 2018 and September 30, 2017 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year. The tax provision for the three and nine months ended September 30, 2018 and September 30, 2017 is primarily related to foreign income taxes associated with our Canadian, Irish, and Israeli operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at September 30, 2018 and September 30, 2017, respectively.
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
Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. During the nine months ended September 30, 2018, the Company did not recognize any adjustments to the provisional amounts recorded at December 31, 2017. The accounting for the tax effects of the Tax Act will be completed later in 2018.
Under a provision commonly known as global intangible low taxes income (“GILTI”), the Tax Act subjects a U.S. shareholder to current tax on certain earnings of foreign subsidiaries.  Under US GAAP, an accounting policy election can be made to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet made an accounting policy election. At September 30, 2018, because the Company is still evaluating the GILTI provisions, it has included GILTI related to current-year operations only in our estimated annual effective tax rate and has not provided additional GILTI on deferred items.

6. Debt
Long-term debt consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Senior secured loans (includes unamortized discount of $2,678 and $2,668 based on an imputed interest rate of 7.1% and 7.7%, at September 30, 2018 and December 31, 2017, respectively)	$158,228	$111,144
Less current maturities	(4,330)	(2,301)
Total long-term debt	$153,898	$108,843
Loan and Security Agreements
Eighth Amendment to Credit Facility
See Note 13. Subsequent Events in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding amendments to this facility.
Seventh Amendment to Credit Facility
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
As of September 30, 2018, there were no amounts drawn on the Revolver, and there was $160.9 million outstanding on the Term Loans comprised of (i) $155.7 million in the U.S. Term Loans outstanding under the Credit Facility; and (ii) $5.2 million in the Canadian Term Loans outstanding under the Credit Facility.
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
Interest Rate and Debt Discount
Cash interest costs averaged 6.7% and 6.3% under the Credit Facility for the nine months ended September 30, 2018 and for the year ended December 31, 2017, respectively. In addition, the Company has $2.7 million and $2.7 million of unamortized debt discount associated with the Credit Facility as of September 30, 2018 and December 31, 2017, respectively. These debt discount costs will be amortized to non-cash interest expense over the term of the Credit Facility.
Debt Maturities
Under the terms of the Sixth Amendment, future debt maturities of long-term debt (excluding financing costs) at September 30, 2018 are as follows (in thousands):

Remaining 2018	$1,031
2019	6,188
2020	8,250
2021	8,250
2022	137,187
Thereafter	—
Total debt maturities	160,906
Less current maturities	(4,330)
Less unamortized debt discount	(2,678)
Notes Payable, less current maturities and unamortized debt discount	$153,898
7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net Loss	$(4,250)	$(3,506)	$(12,641)	$(14,931)
Denominator:
Weighted–average common shares outstanding, basic and diluted	20,089,919	19,380,519	19,916,907	18,043,365
Net loss per common share, basic and diluted	$(0.21)	$(0.18)	$(0.63)	$(0.83)

Due to the net losses for the three and nine months ended September 30, 2018 and September 30, 2017, respectively, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents as of September 30, 2018 and September 30, 2017:

	September 30,
	2018	2017
Stock options	410,506	692,097
Restricted stock	1,473,898	1,274,088
Total anti–dilutive common share equivalents	1,884,404	1,966,185
8. Commitments and Contingencies
Purchase Commitments
The Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC for the three months ended September 30, 2018 and September 30, 2017 totaling $0.8 million and $0.6 million, respectively, and for the nine months ended September 30, 2018 and September 30, 2017, totaling $2.4 million and $1.6 million, respectively. The remaining purchase obligation after September 30, 2018 through December 31, 2018 is $0.8 million. See Note 12 — Related Party Transactions for more information regarding our purchase commitment to this related party.
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
Restricted Stock Awards
Restricted share activity during the nine months ended September 30, 2018 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2017	1,047,480	$13.35
Awards granted	825,741	28.97
Awards vested	(398,323)	16.63
Awards forfeited	(1,000)	23.60
Unvested balances at September 30, 2018	1,473,898	$21.21

Stock Option Activity
Stock option activity during the nine months ended September 30, 2018 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2017	549,907	$7.36
Options granted	4,378	33.39
Options exercised	(143,706)	6.12
Options expired	(73)	1.79
Outstanding at September 30, 2018	410,506	$8.08
Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$195	$147	$464	$277
Research and development	383	219	871	560
Sales and marketing	169	73	368	149
General and administrative	3,034	1,445	8,677	6,818
Total	$3,781	$1,884	$10,380	$7,804
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
Unearned revenue is mainly unearned revenue related to subscription services. During the nine months ended September 30, 2018, we recognized $53.7 million of subscription services revenue that was included in the unearned revenue balances at the beginning of the period. Professional services revenue recognized in the same period from unearned revenue balances at the beginning of the period was not material.
Remaining Performance Obligations
As of September 30, 2018, approximately $94 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately 76% of these remaining performance obligations over the next 15 months, with the balance recognized thereafter. Revenue from remaining performance obligations for professional services contracts as of September 30, 2018 was not material.
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

11. Domestic and Foreign Operations
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customer’s users are located. The ship-to country is generally the same as the billing country. The Company has operations in the U.S., Canada and Europe. Information about these operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
U.S.	$30,681	$21,468	$83,640	$57,093
Canada	1,525	1,186	4,781	3,265
Other International	4,938	3,418	16,284	9,747
Total Revenues	$37,144	$26,072	$104,705	$70,105
12. Related Party Transactions
We are a party to two agreements with companies controlled by a non-management investor in the Company:

•
On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement with DevFactory FZ LLC ("DevFactory") to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017. DevFactory is an affiliate of ESW Capital LLC, which holds more than 5% of the Company's capital stock. The Company has an outstanding purchase commitment in 2018 for software development services pursuant to this agreement in the amount of $3.2 million. For years after 2018, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2018 total revenues increase by 10% as compared to 2017 total revenues, then the 2019 purchase commitment will increase by approximately $0.4 million from the 2018 purchase commitment amount to approximately $3.6 million. The Company purchased software development services pursuant to this agreement with DevFactory during the three months ended September 30, 2018 and September 30, 2017 totaling $0.8 million and $0.6 million, respectively, and during the nine months ended September 30, 2018 and September 30, 2017, in the amount of $2.4 million and $1.6 million, respectively.

•
The Company purchased services from Crossover, Inc. ("Crossover"), a company controlled by ESW Capital, LLC (a non-management investor) during the three months ended September 30, 2018 and September 30, 2017 of approximately $0.8 million and $0.7 million, respectively, and during nine months ended September 30, 2018 and September 30, 2017 approximately $2.4 million and $2.2 million, respectively. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. While there are no purchase commitments with Crossover, the Company continues to use its services in 2018.

The Company has an arrangement with a former subsidiary, Visionael Corporation ("Visionael"), to provide management, human resource, payroll and administrative services. John T. McDonald, the Company's Chief Executive Officer and Chairman of the Board, beneficially holds an approximate 26.18% interest in Visionael. The Company received fees from this arrangement during the three months ended September 30, 2018 and September 30, 2017 totaling $15,000 and $90,000, respectively and during the nine months ended September 30, 2018 and September 30, 2017 totaling $45,000 and $270,000, respectively.

13. Subsequent Events
On October 3, 2018, the Company’s wholly owned subsidiary, PowerSteering UK, completed its purchase of the shares comprising the entire issued share capital of Rapide Communication LTD, a private company limited by shares organized and existing under the laws of England and Wales doing business as Rant & Rave (“Rant & Rave”), a leading provider of cloud-based customer engagement solutions. The purchase price paid for Rant & Rave was $58.5 million in cash at closing, net of cash acquired, and a $6.5 million cash holdback payable in 12 months (subject to indemnification claims). The required disclosures have not been provided as the Company is currently in the process of completing the accounting for this transaction due to the timing of the acquisition. The Company expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed and the pro forma impact of this acquisition by the end of its fourth quarter of fiscal 2018.
In connection with the acquisition of Rant & Rave, Upland amended and expanded its credit facility from $258.7 million to $358.9 million. Specifically, $63.0 million of new term debt was drawn, taking Upland’s gross debt outstanding from $160.9 million to $223.9 million with debt, net of cash on hand, now at approximately $209 million at a new lower maximum interest rate of LIBOR + 400 basis points (currently at approximately 6.3%). Further details regarding the transaction can be obtained in the Form 8-K filed on October 3, 2018.

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
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in three product categories (Project & IT Management, Workflow Automation, and Digital Engagement), each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in 2012 to $98.0 million in 2017 (and to $104.7 million for the nine months ended September 30, 2018), representing a 330% growth rate between 2012 and 2017. See Note 11 — Domestic and Foreign Operations in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. We will prioritize acquisitions within our current core product categories including Project & IT Management, Workflow Automation, and Digital Engagement. Consistent with our growth strategy, we have made eighteen acquisitions from February 2012 through September 30, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Reconciliation of Net loss to Adjusted EBITDA:
Net Loss	$(4,250)	$(3,506)	$(12,641)	$(14,931)
Add:
Depreciation and amortization expense	5,387	3,066	14,604	8,112
Interest expense, net	3,118	2,277	8,755	4,372
Loss on debt extinguishment	—	(1,634)	—	—
Other expense, net	744	130	965	260
Provision for income taxes	735	406	2,118	1,553
Stock-based compensation expense	3,781	1,884	10,380	7,804
Acquisition-related expense	2,497	4,399	8,739	10,368
Purchase accounting deferred revenue discount	1,052	1,294	3,470	3,032
Adjusted EBITDA	$13,064	$8,316	$36,390	$20,570

Weighted average ordinary shares outstanding - basic	20,089,919	19,380,519	19,916,907	18,043,365
Weighted average ordinary shares outstanding - diluted	21,152,333	20,633,820	20,937,223	19,169,180
Adjusted EBITDA per share - basic	$0.65	$0.43	$1.83	$1.14
Adjusted EBITDA per share - diluted	$0.62	$0.40	$1.74	$1.07

Total revenue- plus purchase accounting deferred revenue discount	$38,196	$27,366	$108,175	$107,737
Adjusted EBITDA margin (using Total revenue plus purchase accounting deferred revenue discount)	34%	30%	34%	19%
Total revenue	$37,144	$26,072	$104,705	$104,705
Adjusted EBITDA margin	35%	32%	35%	20%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$33,919	91%	$23,169	89%	$94,802	91%	$60,711	87%
Perpetual license	915	2%	856	3%	3,224	3%	3,296	5%
Total product revenue	34,834	93%	24,025	92%	98,026	94%	64,007	92%
Professional services	2,310	7%	2,047	8%	6,679	6%	6,098	8%
Total revenue	37,144	100%	26,072	100%	104,705	100%	70,105	100%
Cost of revenue:
Subscription and support (1)(3)	10,566	28%	7,737	30%	29,395	28%	20,306	29%
Professional services (1)	1,517	5%	1,376	5%	4,182	4%	3,838	5%
Total cost of revenue	12,083	33%	9,113	35%	33,577	32%	24,144	34%
Gross profit	25,061	67%	16,959	65%	71,128	68%	45,961	66%
Operating expenses:
Sales and marketing (1)	5,299	14%	4,258	16%	14,955	14%	11,516	16%
Research and development (1)	5,400	15%	4,092	16%	15,577	15%	11,572	17%
Refundable Canadian tax credits	(99)	—%	(195)	(1)%	(404)	—%	(424)	(1)%
General and administrative (1)(2)	8,011	22%	5,084	19%	23,475	22%	17,564	25%
Depreciation and amortization	3,606	10%	1,648	6%	9,589	9%	4,111	6%
Acquisition-related expenses	2,497	6%	4,399	18%	8,739	9%	10,368	15%
Total operating expenses	24,714	67%	19,286	74%	71,931	69%	54,707	78%
Gain (loss) from operations	347	—%	(2,327)	(9)%	(803)	(1)%	(8,746)	(12)%
Other Expense:
Interest expense, net	(3,118)	(8)%	(2,277)	(9)%	(8,755)	(8)%	(4,372)	(6)%
Loss on debt extinguishment	—	—%	1,634	6%	—	—%	—	—%
Other income (expense), net	(744)	(2)%	(130)	—%	(965)	(1)%	(260)	(1)%
Total other expense	(3,862)	(10)%	(773)	(3)%	(9,720)	(9)%	(4,632)	(7)%
Loss before provision for income taxes	(3,515)	(10)%	(3,100)	(12)%	(10,523)	(10)%	(13,378)	(19)%
Provision for income taxes	(735)	(1)%	(406)	(1)%	(2,118)	(2)%	(1,553)	(2)%
Net loss	$(4,250)	(11)%	$(3,506)	(13)%	$(12,641)	(12)%	$(14,931)	(21)%
Net loss per common share, basic and diluted	$(0.21)		$(0.18)		$(0.63)		$(0.83)
Weighted-average common shares outstanding, basic and diluted	20,089,919		19,380,519		19,916,907		18,043,365

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 9 — Stockholders' Equity.
(2) Includes General and administrative stock-based compensation of $3,034 and $1,445 for the three months and $8,677 and $6,818 for the nine months ended September 30, 2018 and September 30, 2017, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues is 13% and 14% for the three months and 14% and 15% for the nine months ended September 30, 2018 and September 30, 2017, respectively.

(3) Includes depreciation and amortization of $1,781 and $1,418 for the three months ended September 30, 2018 and September 30, 2017, respectively, and $5,015 and $4,001 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$33,919	$23,169	46%	$94,802	$60,711	56%
Perpetual license	915	856	7%	3,224	3,296	(2)%
Total product revenue	34,834	24,025	45%	98,026	64,007	53%
Professional services	2,310	2,047	13%	6,679	6,098	10%
Total revenue	$37,144	$26,072	42%	$104,705	$70,105	49%

Percentage of revenue:
Subscription and support	91%	89%		91%	87%
Perpetual license	2%	3%		3%	5%
Total product revenue	93%	92%		94%	92%
Professional services	7%	8%		6%	8%
Total revenue	100%	100%		100%	100%
For the Three Months Ended September 30, 2018
Total revenue was $37.1 million in the three months ended September 30, 2018, compared to $26.1 million in the three months ended September 30, 2017, an increase of $11.1 million, or 42%. The acquisitions not fully in the comparative period contributed $9.6 million to the increase after the reduction of $1.1 million purchase accounting deferred revenue discount in the three months ended September 30, 2018. Therefore, total revenue for the organic business increased by $1.5 million, or 6%.
Subscription and support revenue was $33.9 million in the three months ended September 30, 2018, compared to $23.2 million in the three months ended September 30, 2017, an increase of $10.8 million, or 46%. The acquisitions not fully in the comparative period contributed $9.1 million to the increase in subscription and support revenue after the reduction of $1.1 million purchase accounting deferred revenue discount in the three months ended September 30, 2018. Therefore, subscription and support revenue for the organic business increased by $1.7 million, or 7%.
Perpetual license revenue was $0.9 million in the three months ended September 30, 2018 and in the three months ended September 30, 2017. The acquisitions not fully in the comparative period contributed no perpetual license revenue in the three months ended September 30, 2018. Therefore, perpetual license revenue for the organic business increased by $0.1 million, or 7%.
Professional services revenue was $2.3 million in the three months ended September 30, 2018, compared to $2.0 million in the three months ended September 30, 2017, an increase of $0.3 million, or 13%. The acquisitions not fully in the comparative period contributed $0.6 million to the increase in professional services revenue in the three months ended September 30, 2018. Therefore, professional services revenue for the organic business decreased by $0.3 million, or 13%.
For the Nine Months Ended September 30, 2018
Total revenue was $104.7 million in the nine months ended September 30, 2018, compared to $70.1 million in the nine months ended September 30, 2017, an increase of $34.6 million, or 49%. The acquisitions not fully in the comparative period contributed $34.4 million to the increase after the reduction of $3.5 million purchase accounting deferred revenue discount in the nine months ended September 30, 2018. Therefore, total revenue for the organic business increased by $0.2 million, or 1%.

Subscription and support revenue was $94.8 million in the nine months ended September 30, 2018, compared to $60.7 million in the nine months ended September 30, 2017, an increase of $34.1 million, or 56%. The acquisitions not fully in the comparative period contributed $32.2 million to the increase in subscription and support revenue after the reduction of $3.5 million purchase accounting deferred revenue discount in the nine months ended September 30, 2018. Therefore, subscription and support revenue for the organic business increased by $1.9 million, or 3%.
Perpetual license revenue was $3.2 million in the nine months ended September 30, 2018, as compared to $3.3 million in the nine months ended September 30, 2017, a decrease of $0.1 million, or 2%. The acquisitions not fully in the comparative period contributed $0.4 million of perpetual license revenue in the nine months ended September 30, 2018. Therefore, perpetual license revenue for the organic business decreased by $0.5 million, or 13%.
Professional services revenue was $6.7 million in the nine months ended September 30, 2018, compared to $6.1 million in the nine months ended September 30, 2017, an increase of $0.6 million, or 10%. The acquisitions not fully in the comparative period contributed $1.9 million to the increase in professional services revenue in the nine months ended September 30, 2018. Therefore, professional services revenue for the organic business decreased by $1.3 million, or 23%.
Cost of Revenue and Gross Profit Percentage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$10,566	$7,737	37%	$29,395	$20,306	45%
Professional services	1,517	1,376	10%	4,182	3,838	9%
Total cost of revenue	12,083	9,113	33%	33,577	24,144	39%
Gross profit	$25,061	$16,959	48%	$71,128	$45,961	55%

Percentage of total revenue:
Subscription and support (1)	28%	30%		28%	29%
Professional services	5%	5%		4%	5%
Total cost of revenue	33%	35%		32%	34%
Gross profit	67%	65%		68%	66%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$406	$443		$1,269	$1,461
Amortization	$1,375	$975		$3,746	$2,540
Stock Compensation	$195	$147		$464	$277
For the Three Months Ended September 30, 2018
Cost of subscription and support revenue was $10.6 million in the three months ended September 30, 2018, compared to $7.7 million in the three months ended September 30, 2017, an increase of $2.8 million, or 37%. The acquisitions not fully in the comparative period contributed $2.2 million to the increase to cost of subscription and support revenue, primarily related to variable phone charges associated with the Interfax product line that did not exist in the three months ended September 30, 2017, and increased amortization of acquired intangible assets in the three months ended September 30, 2018 related to the acquisitions not fully in the comparative period. Therefore, cost of subscription and support revenue for the organic portion of our business increased by $0.6 million, primarily related to an increase of mobile messaging costs.
Cost of professional services revenue was $1.5 million in the three months ended September 30, 2018, compared to $1.4 million in the three months ended September 30, 2017, an increase of $0.1 million, or 10%. The acquisitions not fully in the comparative period contributed $0.5 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs in the three months ended September 30, 2018. Therefore, cost of professional services revenue for the organic portion of our business decreased by $0.4 million, primarily related to personnel and related expenses, most of which were the result of our planned operating efficiencies.

For the Nine Months Ended September 30, 2018
Cost of subscription and support revenue was $29.4 million in the nine months ended September 30, 2018, compared to $20.3 million in the nine months ended September 30, 2017, an increase of $9.1 million, or 45%. The acquisitions not fully in the comparative period contributed $10.5 million to the increase to cost of subscription and support revenue, primarily related to mobile messaging costs accompanied by increased revenue associated with the Waterfall product line, variable phone charges associated with the Interfax product line that did not exist in nine months ended September 30, 2017, and increased amortization of acquired intangible assets in the nine months ended September 30, 2018 related the acquisitions not fully in the comparative period. Therefore, cost of subscription and support revenue for the organic portion of our business decreased by $1.4 million, primarily related to efficiencies in cloud hosting and infrastructure.
Cost of professional services revenue was $4.2 million in the nine months ended September 30, 2018, compared to $3.8 million in the nine months ended September 30, 2017, an increase of $0.4 million, or 9%. The acquisitions not fully in the comparative period contributed $1.2 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs in the nine months ended September 30, 2018. Therefore, cost of subscription and support revenue for the organic portion of our business decreased by $0.8 million, primarily related to personnel and related costs, most of which were the result of our planned operating efficiencies.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Sales and marketing (1)	$5,299	$4,258	24%	$14,955	$11,516	30%
Percentage of total revenue	14%	16%		14%	16%

(1) Includes stock compensation expense as follows:
Stock Compensation	$169	$73		$368	$149
For the Three Months Ended September 30, 2018
Sales and marketing expense was $5.3 million in the three months ended September 30, 2018, compared to $4.3 million in the three months ended September 30, 2017, an increase of $1.0 million, or 24%. The acquisitions not fully in the comparative period contributed $1.4 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in the three months ended September 30, 2018. Therefore, sales and marketing expense for the organic portion of our business decreased by $0.4 million, primarily related to the deferral of sales commissions expense as a result of adopting ASC 606.
For the Nine Months Ended September 30, 2018
Sales and marketing expense was $15.0 million in the nine months ended September 30, 2018, compared to $11.5 million in the nine months ended September 30, 2017, an increase of $3.5 million, or 30%. The acquisitions not fully in the comparative period contributed $4.3 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in the nine months ended September 30, 2018. Therefore, sales and marketing expense for the organic portion of our business decreased by $0.8 million, primarily related to the deferral of sales commissions expense as a result of adopting ASC 606 and a decrease in personnel and related expenses, most of which were the result of our planned operating efficiencies.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Research and development (1)	$5,400	$4,092	32%	$15,577	$11,572	35%
Refundable Canadian tax credits	(99)	(195)	(49)%	(404)	(424)	(5)%
Total research and development	$5,301	$3,897	36%	$15,173	$11,148	36%

Percentage of total revenue:
Research and development	15%	16%		15%	17%
Refundable Canadian tax credits	—%	(1)%		—%	(1)%
Total research and development	15%	15%		15%	16%

(1) Includes stock compensation expense as follows:
Stock Compensation	$383	$219		$871	$560
For the Three Months Ended September 30, 2018
Research and development expense was $5.4 million in the three months ended September 30, 2018, compared to $4.1 million in the three months ended September 30, 2017, an increase of $1.3 million, or 32%. The acquisitions not fully in the comparative period contributed $1.1 million to the increase in research and development expense primarily consisting of personnel and related costs in the three months ended September 30, 2018. Therefore, research and development costs for the organic portion of our business increased by $0.2 million primarily related to an increase in non-cash stock compensation expense.
Refundable Canadian tax credits were $0.1 million in the three months ended September 30, 2018, compared to $0.2 million in the three months ended September 30, 2017.

For the Nine Months Ended September 30, 2018
Research and development expense was $15.6 million in the nine months ended September 30, 2018, compared to $11.6 million in the nine months ended September 30, 2017, an increase of $4.0 million, or 35%. The acquisitions not fully in the comparative period contributed $3.8 million to the increase in research and development costs primarily consisting of personnel and related costs in the nine months ended September 30, 2018. Therefore, research and development costs for the organic portion of our business increased by $0.2 million due to an increase in non-cash stock compensation expense.
Refundable Canadian tax credits were $0.4 million in the nine months ended September 30, 2018, compared to $0.4 million in the nine months ended September 30, 2017.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
General and administrative (1)	$8,011	$5,084	58%	$23,475	$17,564	34%
Percentage of total revenue	22%	19%		22%	25%

(1) Includes stock compensation expense as follows:
Stock Compensation	$3,034	$1,445		$8,677	$6,818
For the Three Months Ended September 30, 2018
General and administrative expense was $8.0 million in the three months ended September 30, 2018, compared to $5.1 million in the three months ended September 30, 2017, an increase of $2.9 million, or 58%. An increase in general administrative expense of $0.4 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related costs in the three months ended September 30, 2018. Therefore, general and administrative expense for the organic portion of our business increased by $2.5 million, which was driven primarily by non-cash stock compensation expense and personnel related expenses.
For the Nine Months Ended September 30, 2018
General and administrative expense was $23.5 million in the nine months ended September 30, 2018, compared to $17.6 million in the nine months ended September 30, 2017, an increase of $5.9 million, or 34%. An increase in general administrative expense of $1.1 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related expenses in the nine months ended September 30, 2018. Therefore, general and administrative expense for the organic portion of our business increased by $4.8 million, which was driven primarily by non-cash stock compensation and personnel related expenses.
Depreciation and Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$137	$130	5%	$390	$366	7%
Amortization	3,469	1,518	129%	9,199	3,745	146%
Total depreciation and amortization	$3,606	$1,648	119%	$9,589	$4,111	133%

Percentage of total revenue:
Depreciation	1%	—%		—%	1%
Amortization	9%	6%		9%	5%
Total depreciation and amortization	10%	6%		9%	6%
For the Three Months Ended September 30, 2018
Depreciation and amortization expense was $3.6 million in the three months ended September 30, 2018, compared to $1.6 million in the three months ended September 30, 2017, an increase of $2.0 million, or 119% . The acquisitions not fully in the comparative period increased depreciation and amortization expense by $2.0 million in the three months ended September 30, 2018, representing all of the increase over prior year.
For the Nine Months Ended September 30, 2018
Depreciation and amortization expense was $9.6 million in the nine months ended September 30, 2018, compared to $4.1 million in the nine months ended September 30, 2017, an increase of $5.5 million, or 133% . The acquisitions not fully in the comparative period increased depreciation and amortization expense by $5.8 million in the nine months ended September

30, 2018, while the depreciation and amortization expense for the organic portion of our business decreased by $0.3 million as a result of assets acquired in earlier years becoming fully amortized or depreciated.
Acquisition-related Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Acquisition-related expenses	$2,497	$4,399	(43)%	$8,739	$10,368	(16)%
Percentage of total revenue	6%	18%		9%	15%
For the Three Months Ended September 30, 2018
Acquisition related expense was $2.5 million in the three months ended September 30, 2018, compared to $4.4 million in the three months ended September 30, 2017, a decrease of $1.9 million, or 43%. These one-time acquisition related expenses vary by acquisition and are expensed as incurred. The level of acquisition activity varies from period to period and, as a result, year-over-year comparison of these expenses are not necessarily meaningful due to the one-time nature of these expenses.
For the Nine Months Ended September 30, 2018
Acquisition related expense was $8.7 million in the nine months ended September 30, 2018, compared to $10.4 million in the nine months ended September 30, 2017, a decrease of $1.7 million, or 16%. These one-time acquisition related expenses vary by acquisition and are expensed as incurred. The level of acquisition activity varies from period to period and, as a result, year-over-year comparison of these expenses are not necessarily meaningful due to the one-time nature of these expenses.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(3,118)	$(2,277)	37%	$(8,755)	$(4,372)	100%
Loss on debt extinguishment	—	1,634	(100)%	—	—	NA
Other income (expense), net	(744)	(130)	472%	(965)	(260)	271%
Total other expense	$(3,862)	$(773)	400%	$(9,720)	$(4,632)	110%

Percentage of total revenue:
Interest expense, net	(8)%	(9)%		(8)%	(6)%
Loss on debt extinguishment	—%	6%		—%	—%
Other income (expense), net	(2)%	—%		(1)%	(1)%
Total other expense	(10)%	(3)%		(9)%	(7)%
For the Three Months Ended September 30, 2018
Interest expense was $3.1 million in the three months ended September 30, 2018, compared to $2.3 million in the three months ended September 30, 2017, an increase in interest expense of $0.8 million, or 37%. The increase was due to an increase in borrowing on our debt facility for the RightAnswers, Waterfall, Qvidian, Interfax, and RO Innovation acquisitions in April 2017, July 2017, November 2017, March 2018, and June 2018, respectively.
There was no loss on debt extinguishment in the three months ended September 30, 2018, compared to $1.6 million in the three months ended September 30, 2017, a decrease of $1.6 million, as a result of a reversal of the immaterial non-cash charge taken during the three months ended June 30, 2017.
Other expense was $0.7 million in the three months ended September 30, 2018, compared to other expense of $0.1 million in the three months ended September 30, 2017. Other expense was recognized in the three months ended September 30, 2018 due primarily to an adjustment to the Waterfall earnout and a foreign exchange loss related to our Canadian entities.
For the Nine Months Ended September 30, 2018
Interest expense was $8.8 million in the nine months ended September 30, 2018, compared to $4.4 million in the nine months ended September 30, 2017, an increase in interest expense of $4.4 million, or 100%. The increase was due to an increase in borrowing on our debt facility for the RightAnswers, Waterfall, Qvidian, InterFAX, and RO Innovation acquisitions in April 2017, July 2017, November 2017, March 2018, and June 2018, respectively.
Other expense was $1.0 million in the nine months ended September 30, 2018, compared to other expense of $0.3 million in the nine months ended September 30, 2017. Other expense was recognized in the nine months ended September 30, 2018 due to a claim on the seller indemnity cash holdback related to the acquisition of RightAnswers and an increase to the Waterfall earnout estimate.
.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
	(dollars in thousands)
Provision for income taxes	$(735)	$(406)	81%	$(2,118)	$(1,553)	36%
Percentage of total revenue	(1)%	(1)%		(2)%	(2)%
For the Three Months Ended September 30, 2018
Provision for income taxes was $0.7 million in the three months ended September 30, 2018, compared to the provision for income taxes of $0.4 million in the three months ended September 30, 2017, an increase of $0.3 million. The change in provision was due primarily to increases related to the addition of profitable operations in Ireland and Israel, less decreases related to the reduction in the US federal tax rate per the Tax Act as applied to tax deductible goodwill.
For the Nine Months Ended September 30, 2018
Provision for income taxes was $2.1 million in the nine months ended September 30, 2018, compared to the provision for income taxes of $1.6 million in the nine months ended September 30, 2017, an increase of $0.5 million. The change in provision was due primarily to increases related to the addition of profitable operations in Ireland and Israel and recognition of additional prior year tax accrual under ASC 740-10, less decreases related to the reduction in the US federal tax rate per the Tax Act as applied to tax deductible goodwill.
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
As of September 30, 2018, the Company may issue up to approximately $29.0 million of securities under the remaining capacity of its currently effective S-3 shelf registration.
As of September 30, 2018, we had cash and cash equivalents of $16.1 million, $40.0 million of available borrowings under our loan and security agreements (excluding the $55.0 million uncommitted Accordion in our Credit Agreement), and $160.9 million of borrowings outstanding under our loan and security agreements. As of December 31, 2017, we had cash and cash equivalents of $22.3 million, $30.0 million of available borrowings under our loan and security agreements (excluding the $55.0 million uncommitted Accordion in our Credit Agreement), and $113.8 million of borrowings outstanding under our loan and security agreements.
Eighth Amendment to Credit Facility
See Note 13. Subsequent Events in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding amendments to this facility.
Seventh Amendment to Credit Facility
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
The Sixth Amendment to the Credit Facility provides for a $258.7 million credit facility, including (i) a fully drawn $160.9 million term loan, (ii) a fully available $30.0 million delayed draw term loan commitment (the "DDTL"), (iii) a fully available $10.0 million revolving loan commitment, and (iv) a $55.0 million uncommitted accordion.
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
As of September 30, 2018 and December 31, 2017, we had a working capital deficit of $27.1 million and $23.5 million, respectively, which included $43.6 million and $43.8 million of deferred revenue recorded as a current liability as of September 30, 2018 and December 31, 2017, respectively. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$4,797	$5,808
Net cash used in investing activities	(48,493)	(61,606)
Net cash provided by financing activities	37,497	79,534
Effect of exchange rate fluctuations on cash	(38)	482
Change in cash and cash equivalents	(6,237)	24,218
Cash and cash equivalents, beginning of period	22,326	28,758
Cash and cash equivalents, end of period	$16,089	$52,976
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
Our cash provided by operating activities for the nine months ended September 30, 2018 primarily reflects our net loss of $12.6 million plus non-cash expenses that included $14.6 million of depreciation and amortization, $10.4 million of non-cash stock compensation expense, $1.7 million of amortization of commissions deferred under ASC 606, $0.6 million of non-cash interest, $0.4 million of deferred income taxes, and $0.1 million of foreign currency re-measurement losses. Working capital sources of cash included a $3.2 million decrease in accounts receivable. Working capital uses of cash included a $3.1 million increase in prepaids and other, a $0.7 million decrease in accounts payable, and a $7.1 million decrease in accrued expenses and a $2.7 million decrease in deferred revenue.
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
For the nine months ended September 30, 2018, cash used in investing activities for business combinations, consisted of (i) purchases of businesses of $47.9 million, and (ii) purchases of property and equipment of $0.6 million.
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
During the nine months ended September 30, 2018, we paid $0.9 million, of issuance costs, related to the issuance of our common stock, borrowed $49.4 million, net of issuance costs, in term loans, repaid $2.9 million of term loans payable, paid $4.3 million in additional consideration to sellers of acquired businesses, paid $4.6 million in taxes related to net share settlements of restricted stock vesting events, and made principal payments of $0.9 million on capital leases.
Loan and Security Agreements
See Note 6 - Debt for more information regarding our Loan and Security Agreements and outstanding debt as of September 30, 2018.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2018 and September 30, 2017, respectively, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and nine months ended September 30, 2018, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31,

2017 filed with the SEC on March 9, 2018. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of September 30, 2018, we had a principal balance of $155.7 million under our U.S. Term Loan, none under our U.S. Revolver, $5.2 million under our Canadian Term Loan and none under our Canadian Revolver.
As of December 31, 2017, we had a principal balance of $108.5 million under our U.S. Loan Agreement and $5.3 million under our Canadian Loan Agreement.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, which expose us to foreign exchange rate risk. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $2.0 million for the nine months ended September 30, 2018. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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
See Note 13. Subsequent Events in Notes to Unaudited Condensed Consolidated Financial Statements for more information regarding amendments to this facility.
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
As of September 30, 2018, there was $160.9 million outstanding under the Credit Facility, $160.9 million of which was outstanding under the term loan portion, none outstanding under the $30.0 million delayed draw term loan, none outstanding under the $10.0 million revolving portion of the Credit Facility, and none outstanding under the $55.0 million uncommitted loan feature.
Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*	Eighth Amendment to Credit Agreement dated October 2, 2018, among, inter alia, the Company and certain of its domestic and Canadian subsidiaries, as borrowers, and each of the lenders party thereto.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

UPLAND SOFTWARE, INC.
Dated: November 9, 2018	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer