Form 10-Q
period 2019-03-31
Upland Software, Inc.
filed 2019-05-03
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-36720

UPLAND SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

State of Delaware	27-2992077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Congress Avenue, Suite 1850 Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (512) 960-1010

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	UPLD	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of April 26, 2019, 21,485,449 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,022	$16,738
Accounts receivable (net of allowance of $1,354 and $1,405 at March 31, 2019 and December 31, 2018, respectively)	34,989	40,841
Deferred commissions, current	2,961	2,633
Unbilled receivables	3,373	3,694
Prepaid and other	4,094	3,382
Total current assets	59,439	67,288
Canadian tax credits receivable	1,714	1,573
Property and equipment, net	2,495	2,827
Operating lease right-of-use asset	4,644	—
Intangible assets, net	170,880	179,572
Goodwill	229,319	225,322
Deferred commissions, noncurrent	7,148	6,292
Other assets	291	324
Total assets	$475,930	$483,198
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,278	$3,494
Accrued compensation	3,152	6,581
Accrued expenses and other current liabilities	16,279	16,666
Deferred revenue	57,018	57,626
Due to sellers	16,793	17,267
Operating lease liabilities, current	2,505	—
Current maturities of notes payable (includes unamortized discount of $1,113 and $1,109 at March 31, 2019 and December 31, 2018, respectively)	6,012	6,015
Total current liabilities	105,037	107,649
Notes payable, less current maturities (includes unamortized discount of $2,214 and $2,381 at March 31, 2019 and December 31, 2018, respectively)	272,098	273,713
Deferred revenue, noncurrent	329	578
Operating lease liabilities, noncurrent	2,592	—
Noncurrent deferred tax liability, net	10,157	13,311
Other long-term liabilities	652	640
Total liabilities	390,865	395,891
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 21,443,226 and 21,489,112 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively)	2	2
Additional paid-in capital	183,700	180,481
Accumulated other comprehensive loss	(5,132)	(7,501)
Accumulated deficit	(93,505)	(85,675)
Total stockholders’ equity	85,065	87,307
Total liabilities and stockholders’ equity	$475,930	$483,198
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended March 31,
	2019	2018
Revenue:
Subscription and support	$44,983	$27,729
Perpetual license	657	1,626
Total product revenue	45,640	29,355
Professional services	2,853	2,260
Total revenue	48,493	31,615
Cost of revenue:
Subscription and support	13,274	9,249
Professional services	1,514	1,396
Total cost of revenue	14,788	10,645
Gross profit	33,705	20,970
Operating expenses:
Sales and marketing	6,982	4,408
Research and development	6,398	4,891
Refundable Canadian tax credits	(86)	(102)
General and administrative	9,994	7,000
Depreciation and amortization	5,259	2,130
Acquisition-related expenses	7,723	3,102
Total operating expenses	36,270	21,429
Loss from operations	(2,565)	(459)
Other expense:
Interest expense, net	(5,116)	(2,494)
Other income (expense), net	(761)	303
Total other expense	(5,877)	(2,191)
Loss before provision for income taxes	(8,442)	(2,650)
Benefit from (provision for) income taxes	612	(511)
Net loss	$(7,830)	$(3,161)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.38)	$(0.16)
Weighted-average common shares outstanding, basic and diluted	20,442,626	19,759,203
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(7,830)	$(3,161)
Foreign currency translation adjustment	2,369	(453)
Comprehensive loss	$(5,461)	$(3,614)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	21,489,112	$2	$180,481	$(7,501)	$(85,675)	$87,307
Issuance of common stock in business combination	3,651	—	(30)	—	—	(30)
Issuance of stock under Company plans, net of shares withheld for tax	(49,537)	—	(1,379)	—	—	(1,379)
Stock-based compensation	—	—	4,628	—	—	4,628
Foreign currency translation adjustment	—	—	—	2,369	—	2,369
Net loss	—	—	—	—	(7,830)	(7,830)
Balance at March 31, 2019	21,443,226	$2	$183,700	$(5,132)	$(93,505)	$85,065

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	20,768,401	$2	$174,944	$(2,403)	$(81,128)	$91,415
Issuance of stock under Company plans, net of shares withheld for tax	758,025	—	(561)	—	—	(561)
Issuance of stock, net of issuance costs	—	—	(21)	—	—	(21)
Stock-based compensation	—	—	2,577	—	—	2,577
Cumulative ASC 606 adjustments	—	—	—	—	6,292	6,292
Foreign currency translation adjustment	—	—	—	(453)	—	(453)
Net loss	—	—	—	—	(3,161)	(3,161)
Balance at March 31, 2018	21,526,426	$2	$176,939	$(2,856)	$(77,997)	$96,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(7,830)	$(3,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,387	4,172
Deferred income taxes	(2,811)	132
Amortization of deferred commissions	801	539
Foreign currency re-measurement (gain) loss	(171)	142
Non-cash interest and other expense	283	190
Non-cash stock compensation expense	4,628	2,577
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	5,980	555
Prepaids and other	(1,268)	(1,811)
Accounts payable	(269)	(1,124)
Accrued expenses and other liabilities	(766)	(3,569)
Deferred revenue	(1,087)	883
Net cash provided by (used in) operating activities	4,877	(475)
Investing activities
Purchase of property and equipment	(173)	(426)
Purchase business combinations, net of cash acquired	(2,999)	(34,320)
Net cash used in investing activities	(3,172)	(34,746)
Financing activities
Payments on capital leases	(233)	(298)
Proceeds from notes payable, net of issuance costs	(120)	49,375
Payments on notes payable	(1,781)	(844)
Taxes paid related to net share settlement of equity awards	(1,504)	(668)
Issuance of common stock, net of issuance costs	96	87
Additional consideration paid to sellers of businesses	(1,258)	(1,978)
Net cash provided by (used in) financing activities	(4,800)	45,674
Effect of exchange rate fluctuations on cash	379	(274)
Change in cash and cash equivalents	(2,716)	10,179
Cash and cash equivalents, beginning of period	16,738	22,326
Cash and cash equivalents, end of period	$14,022	$32,505
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,854	$2,316
Cash paid for taxes	$758	$1,044
Noncash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$—	$5,300
Equipment acquired pursuant to capital lease obligations	$44	$—
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K filed with the SEC on March 15, 2019.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues in the three months ended March 31, 2019 or for the year ended December 31, 2018, or more than 10% of accounts receivable as of March 31, 2019 or December 31, 2018.
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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and long–term debt. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value, primarily due to short maturities. The carrying values of the Company’s debt instruments approximated their fair value based on rates currently available to the Company.
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
Recently adopted accounting pronouncements
In January 2018, the FASB issued ASU 2018-02 Income Statement - Reporting Comprehensive Income (ASC 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Act related to items in Additional Other Comprehensive Income (AOCI) that the FASB refers to as having been “stranded” in AOCI.  The guidance is effective for annual and interim periods beginning after December 15, 2018, and is applicable to the Company in fiscal year 2019; however, early adoption is permitted. The Company adopted ASU 2018-02 as of January 1, 2019 and elected not to reclassify the income tax effect of the Tax Act from AOCI to retained earnings. The adoption of ASU 2018-02 resulted in no impact to the Company's financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and in the original guidance the modified retrospective application was required, however, in July 2018 the FASB issued ASU 2018-11 which permits entities with another transition method in which the effective date would be the date of initial application of transition. Under this optional transition method, we would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach and the optional transition method. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward historical lease classifications.
Adoption of the new standard resulted in the recording operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheets, but did not have an impact on the Company's beginning retained earnings, consolidated statement of operations or statement of cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. As of March 31, 2019, total right-of-use assets related to our operating leases was $4.6 million and current and non-current operating lease liabilities were approximately $2.5 million and $2.6 million, respectively.
2. Acquisitions
We perform quantitative and qualitative analyses to determine the significance of each acquisition to the financial statements the Company. Based on these analyses the below acquisitions were deemed to be insignificant on an individual and cumulative basis, with the exception of Rapide Communication LTD, a private company limited by shares organized and existing under the laws of England and Wales doing business as Rant & Rave (“Rant & Rave”). Refer to “Pro Forma Financials” disclosed below.

2018 Acquisitions
Acquisitions completed in 2018 included the following:

•
Interfax - On March 21, 2018, the Company’s wholly owned subsidiary, PowerSteering Software Limited, a limited liability company organized and existing under the laws of England and Wales (“PowerSteering UK”), completed its purchase of the shares comprising the entire issued share capital of Interfax Communications Limited ("Interfax"), an Irish-based software company providing secured cloud-based messaging solutions, including enterprise cloud fax and secure document distribution.

•
RO Innovation - On June 27, 2018, the Company completed its purchase of RO Innovation, Inc. ("RO Innovation"), a cloud-based customer reference solution for creating, deploying, managing, and measuring customer reference and sales enablement content.

•
Rant & Rave - On October 3, 2018, the Company’s wholly owned subsidiary, PowerSteering UK, completed its purchase of the shares comprising the entire issued voting share capital of Rant & Rave, a leading provider of cloud-based customer engagement solutions.

•	Adestra - On December 12, 2018, the Company completed its purchase of Adestra Ltd. (“Adestra”), a leading provider of enterprise-grade email marketing, transaction and automation software.
See Note 13. Subsequent Events in the notes to our unaudited condensed consolidated financial statements for more information regarding an additional acquisition completed subsequent to March 31, 2019.
Consideration
The following table summarizes the consideration transfered for the acquisitions described above (in thousands):

	Adestra	Rant & Rave	RO Innovation	Interfax
Cash	$55,242	$58,470	$12,469	$35,000
Holdback (1)	4,432	6,500	1,781	5,000
Contingent consideration (2)	—	—	—	—
Working capital adjustment	—	(211)	(87)	—
Total consideration	$59,674	$64,759	$14,163	$40,000

(1)	Represents cash holdbacks subject to indemnifications claims that are payable 12 months from closing for Adestra, Rant & Rave and RO Innovation and 18 months from closing for Interfax.

(2)
Contingent consideration includes potential future earn-out payments related to the acquisition of RO Innovation for up to $7.5 million which was valued at $0.0 million as of the acquisition date based on the probability of attainment of future performance-based goals. Refer to Note 3 for further discussion regarding fair value of acquisition related earn-outs.

Unaudited Pro Forma Information
The pro forma statements of operations data for the three months ended March 31, 2019 and three months ended March 31, 2018, shown in the table below, give effect to the Rant & Rave acquisition, described above, as if it had occurred at January 1, 2017. These amounts have been calculated after applying our accounting policies and adjusting the results of Rant & Rave to reflect: the reversal and deferral of commissions expense, the costs of debt financing incurred to acquire Rant & Rave, the additional intangible amortization and the adjustments to acquired deferred revenue that would have been recognized assuming the fair value adjustments had been applied and incurred since January 1, 2017. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.
The table below shows the pro forma statements of operations data for the three months ended March 31, 2019 and three months ended March 31, 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue	$48,493	$37,490
Net loss (1)	$(7,830)	$(3,178)
(1) While some recurring adjustments impact the pro forma figures presented, the decrease in pro forma net loss compared to our net loss presented on the consolidated statements of operations for the three months ended March 31, 2019 and March 31,

2018 includes nonrecurring adjustments removing acquisition costs from 2018 and reflects these costs in the year ended 2017, the year the acquisition was assumed to be completed for pro forma purposes.
Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocations for the 2018 acquisitions of Rant & Rave and Adestra are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete its purchase price allocations for Rant & Rave and Adestra in the second quarter of 2019.
The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions in 2018 and through the three months ended March 31, 2019, as well as assets and liabilities (in thousands):

	Preliminary		Finalized
	Adestra	Rant & Rave	RO Innovation	Interfax
Year Acquired	2018	2018	2018	2018

Cash	$145	$696	$197	$1,396
Accounts receivable	2,814	3,468	1,563	1,587
Other current assets	1,395	3,836	1,299	1,341
Property and equipment	796	131	15	286
Customer relationships	27,542	29,981	6,688	22,577
Trade name	710	1,099	111	649
Technology	6,001	6,565	1,670	5,236
Noncompetes	—	—	1,148	—
Goodwill	28,932	32,589	7,568	13,862
Other assets	—	—	—	14
Total assets acquired	68,335	78,365	20,259	46,948
Accounts payable	(543)	(1,577)	(229)	(737)
Accrued expense and other	(1,758)	(6,114)	(1,921)	(2,847)
Deferred tax liabilities	(5,104)	(3,896)	(2,129)	(3,364)
Deferred revenue	(1,256)	(2,019)	(1,817)	—
Total liabilities assumed	(8,661)	(13,606)	(6,096)	(6,948)
Total consideration	$59,674	$64,759	$14,163	$40,000
Tangible assets were valued at their respective carrying amounts, which approximates their estimated fair value. The valuation of identifiable intangible assets reflects management’s estimates based on, among other factors, use of established valuation methods. Customer relationships were valued using an income approach, which estimates fair value based on the earnings and cash flow capacity of the subject asset. Developed technology was valued using a cost-to-recreate approach.
The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for the above acquisitions (in years):

Useful Life
Customer relationships	9.8
Trade name	8.0
Developed technology	6.7
Non-Compete Agreements	3.0
During the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to our estimates and assumptions. The change in the preliminary acquisition-date fair value of assets and liabilities for Adestra during the three months ended

March 31, 2019 was related primarily to a $3.3 million decrease in intangibles (customer relationships, trade name and technology) due to a change in valuation estimates.
The goodwill of $83.0 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes is $2.4 million (at the time of the acquisition) for Interfax, and $2.5 million for RO Innovation. There was no Goodwill deductible for tax purposes for our Adestra and Rant & Rave acquisitions. Measurement period expenses recorded to other income (expense), net, related to acquisitions that took place within a prior period for the three months ended March 31, 2019 and the three months ended March 31, 2018 were net expense of $0.5 million and none, respectively.
Total transaction costs, excluding integration and transformation costs, incurred with respect to acquisition activity during the three months ended March 31, 2019 and the three months ended March 31, 2018 were $0.4 million and $1.4 million, respectively.
Asset Acquisitions
In connection with the acquisition of Interfax, the Company acquired certain assets and customer relationships of Interfax's U.S. reseller (“Marketech”) for $2.0 million, excluding potential future earn-out payments of $1.0 million valued at $0.3 million as of the acquisition dated based on the probability of attainment of future performance-based goals.
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
As of March 31, 2019 and December 31, 2018 the Company has contingent accrued earnout business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels or changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.
Changes to the fair value of earnout liabilities are recorded to other expense, net. Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2019
	(unaudited)
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$1,899	$1,899

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$1,396	$1,396
As of March 31, 2019, the Level 3 earnout consideration liability consists of amounts associated with the acquisition Marketech in March 2018 and RO Innovations in June 2018. The increase in cash earnouts from December 31, 2018 to March 31, 2019 is related to changes in the fair value of the earnout for RO Innovation due to an increase in the expected achievement of future annual revenue streams.

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (in thousands):

March 31, 2019
(unaudited)
Balance at December 31, 2018	$1,396

Remeasurement adjustments:
Loss included in earnings (1)	503
Balance at March 31, 2019	$1,899

(1)	Recorded as a component of other operating income (expense) in the Company's statement of operations.
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

	Fair Value at March 31, 2019	Valuation Technique	Significant Unobservable Inputs
Contingent acquisition consideration: (Marketech and RO Innovation)	$1,899	Binary option model	Expected future annual revenue streams and probability of achievement

	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs
Contingent acquisition consideration: (Marketech and RO Innovation)	$1,396	Binary option model	Expected future annual revenue streams and probability of achievement
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
Debt
The Company believes the carrying value of its long-term debt at March 31, 2019 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.
The estimated fair value and carrying value of the Company's debt, before debt discount, at March 31, 2019 and December 31, 2018 are $281.4 million and $283.2 million, respectively, based on valuation methodologies using interest rates currently available to the Company, which are Level 2 inputs.
4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the three months ended March 31, 2019 are summarized in the table below (in thousands):

Balance at December 31, 2018	$225,322
Adjustment related to prior year business combinations	2,708
Foreign currency translation adjustment	1,289
Balance at March 31, 2019	$229,319

Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions. The $2.7 million adjustment to Goodwill during the three months ended March 31, 2019 is primarily related to changes in the ASC 805 valuation of intangible assets in the prior year business combination of Adestra.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2019:
Customer relationships	1-10	$172,541	$35,515	$137,026
Trade name	1.5-10	5,867	3,455	2,412
Developed technology	4-7	48,526	17,945	30,581
Non-compete agreements	3	1,148	287	861
Total intangible assets		$228,082	$57,202	$170,880

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2018:
Customer relationships	1-10	$173,592	$30,650	$142,942
Trade name	1.5-10	6,113	3,334	2,779
Developed technology	4-7	48,943	16,049	32,894
Non-compete agreements	3	1,148	191	957
Total intangible assets		$229,796	$50,224	$179,572
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. There have been no indicators of impairment or change in useful life during the three months ended March 31, 2019 and March 31, 2018, respectively. Total amortization expense during the three months ended March 31, 2019 and March 31, 2018 was $6.8 million and $3.6 million, respectively.
Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2019	$19,554
2020	24,458
2021	23,537
2022	21,226
2023	19,172
2024 and thereafter	62,933
Total	$170,880
5. Income Taxes
The Company’s income tax provision for the three months ended March 31, 2019 and March 31, 2018 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year. The tax provision for the three months ended March 31, 2019 and March 31, 2018 is primarily related to foreign income taxes associated with our Canadian, Irish, United Kingdom and Israeli operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The Company has historically incurred operating losses in the

United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at March 31, 2019 and March 31, 2018, respectively.
The Company has reflected any uncertain tax positions primarily within its long-term taxes payable and a portion within deferred taxes. Federal, state, and foreign income tax returns have been filed in jurisdictions with varying statutes of limitations. Varying among the separate companies, tax years 1999 through 2018 remain subject to examination by federal and most state tax authorities due to our net operating loss carryforwards. In foreign jurisdictions, tax years 2014 through 2018 remain subject to examination.
6. Debt
Long-term debt consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Senior secured loans (includes unamortized discount of $3,327 and $3,490 based on an imputed interest rate of 6.9%, at March 31, 2019 and December 31, 2018, respectively)	$278,110	$279,728
Less current maturities	(6,012)	(6,015)
Total long-term debt	$272,098	$273,713
Credit Facility
On May 14, 2015, we entered into a credit agreement (the “Credit Facility”) between the Company, certain of its subsidiaries, and each of the lenders named in the Credit Facility. From time to time the Credit Facility is amended to expand the available borrowing limit in order to fund the Company's acquisitions.
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
In addition, the Credit Facility also provides for revolvers of $30.0 million, comprised of (i) a U.S. revolving credit facility in an aggregate principal amount of up to $29.0 million (the “U.S. Revolver”), and (ii) a Canadian revolving credit facility in an aggregate principal amount of up to $1.0 million (the “Canadian Revolver”) (the Canadian Revolver and the U.S. Revolver are referred to as the “Revolver”). As of March 31, 2019, there were no amounts drawn on its U.S. Revolver or Canadian Revolver loans outstanding under the Credit Facility, and there was $281.4 million outstanding on the Term Loans comprised of (i) $276.3 million in the U.S. Term Loan outstanding under the Credit Facility, and (ii) $5.2 million in the Canadian Term Loan outstanding under the Credit Facility.
Cash interest costs averaged 6.5% and 6.6% under the Credit Facility for the three months ended March 31, 2019 and for the year ended December 31, 2018, respectively.
See Note 13. Subsequent Events in the notes to our unaudited condensed consolidated financial statements for more information regarding additional borrowings made under our Credit Facility subsequent to March 31, 2019.

7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net Loss	$(7,830)	$(3,161)
Denominator:
Weighted–average common shares outstanding, basic and diluted	20,442,626	19,759,203
Net loss per common share, basic and diluted	$(0.38)	$(0.16)
Due to the net losses for the three months ended March 31, 2019 and March 31, 2018, respectively, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents as of March 31, 2019 and March 31, 2018:

	March 31,
	2019	2018
Stock options	390,754	530,099
Restricted stock awards	939,809	1,748,481
Restricted stock units (1)	380,950	—
Total anti–dilutive common share equivalents	1,711,513	2,278,580

(1)
During the three months ended March 31, 2019 the Company granted restricted stock units under its 2014 Equity Incentive Plan for the first time in lieu of restricted stock awards. See Note 10. Stockholders' Equity in the notes to our unaudited condensed consolidated financial statements for more information.

8. Leases
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
Finance Leases
The current and long-term portion of finance lease obligations are recorded in other current liabilities and other long-term liabilities line items on the balance sheet, respectively. The Company's finance lease agreements are generally for four years and contain a bargain purchase option at the end of the lease term.

The components of lease expense were as follows (in thousands):

March 31,
2019
Operating lease cost	$562
Finance lease cost:
Amortization of right-of-use assets	250
Interest on lease liabilities	26
Sublease income	(51)
Total lease costs	$787
Other information related to leases was as follows:

March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands)
Operating cash flows from operating leases	$693
Operating cash flows form finance leases	28
Financing cash flows from finance leases	210
Weighted average remaining lease term (in years)
Operating leases	3.8
Finance leases	1.1
Weighted average discount rate
Operating leases	6.3%
Finance leases	6.1%
Future minimum payments for operating and finance lease obligations and purchase commitments are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2019	$332	$2,026
2020	85	1,269
2021	10	720
2022	10	584
2023	6	489
Thereafter	—	728
Total minimum lease payments	443	5,816
Less amount representing interest	(58)	(719)
Present value of lease liabilities	$385	$5,097

Accrued expenses and other current liabilities	$382	$—
Operating lease liabilities, current	—	2,505
Operating lease liabilities, noncurrent	—	2,592
Other long-term liabilities	3	—
Total lease liabilities	$385	$5,097

9. Commitments and Contingencies
Purchase Commitments
The Company has an outstanding purchase commitment with Amazon Web Services (“AWS”) to support its cloud infrastructure in conjunction with the consolidation and elimination of a substantial portion of its physical cloud infrastructure formerly maintained around the United States, Canada and the UK. Total expense with AWS for the three months ended March 31, 2019 and March 31, 2018 were approximately $1.3 million and $0.6 million, respectively.
In addition, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC for the three months ended March 31, 2019 and March 31, 2018 totaling $1.2 million and $0.8 million, respectively. The remaining purchase obligation after March 31, 2019 through December 31, 2019 is $3.7 million. See Note 12 — Related Party Transactions for more information regarding our purchase commitment to this related party.
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. At this time, the Company is not involved in any current or pending legal proceedings, and does not anticipate any legal proceedings, that may have a material adverse affect on the consolidated financial position or results of operations of the Company.
10. Stockholders' Equity
Registration Statement
On December 12, 2018, the Company filed a registration statement on Form S-3 (File No. 333-228767) (the “S-3”), to register Upland securities in an aggregate amount of up to $250.0 million for offerings from time to time. In connection with the filing of the S-3 the Company withdrew its previous registration statement filed on May 12, 2017.
Foreign Currency Translation
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
We have a foreign currency denominated intercompany loan that was used to fund the acquisition of a foreign subsidiary in October 2018. Due to the long-term nature of the loan, the foreign currency gains (losses) resulting from re-measurement are recognized as a component of accumulated other comprehensive income (loss). During the three months ended March 31, 2019, a foreign currency translation adjustment gain of $3.0 million was recognized as a component of accumulated other comprehensive income (loss) related to this long-term intercompany loan.
Stock-Based Compensation
The Company recognized stock-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$160	$77
Research and development	322	113
Sales and marketing	139	46
General and administrative	4,007	2,341
Total	$4,628	$2,577

Restricted Stock Awards
Restricted share activity during the three months ended March 31, 2019 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2018	997,014	$23.93
Awards vested	(57,205)	22.50
Unvested balances at March 31, 2019	939,809	$24.01
Restricted Stock Units
During the three months ended March 31, 2019 the Company granted restricted stock units under its 2014 Stock Incentive Plan, in lieu of restricted stock awards, primarily for stock plan administrative purposes. Restricted stock unit activity during the three months ended March 31, 2019 was as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2018	—	$—
Units granted	414,700	34.35
Units vested	(33,750)	34.35
Unvested balances at March 31, 2019	380,950	$34.35
Stock Option Activity
Stock option activity during the three months ended March 31, 2019 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2018	408,899	$8.08
Options exercised	(17,280)	7.34
Options forfeited	(556)	7.74
Options expired	(309)	1.49
Outstanding at March 31, 2019	390,754	$8.13
11. Revenue Recognition
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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. As of March 31, 2019 and December 31, 2018, unbilled receivables were $3.4 million and $3.7 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for a particular customer agreement for initial contracts are amortized over the expected life of the customer relationships, which has been determined to be approximately 6 years based on historical data and managements judgment, once revenue recognition criteria are met. We utilized the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the three months ended March 31, 2019.

The following table presents the activity impacting deferred commissions for the three months ended March 31, 2019 (in thousands):

March 31,
2019
Deferred commissions beginning balance	$8,925
Capitalized deferred commissions	1,985
Amortization of deferred commissions	(801)
Deferred commissions ending balance	$10,109
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the three months ended March 31, 2019, we recognized $25.0 million and $1.1 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of March 31, 2019, approximately $151.7 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 69% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Disaggregated Revenue
The Company disaggregates revenue from contracts with customers by geography and revenue generating activity, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues:
Subscription and support:
United States	$29,839	$22,248
United Kingdom	9,316	1,268
Canada	2,384	1,198
Other International	3,444	3,015
Total subscription and support revenue	44,983	27,729
Perpetual license:
United States	568	640
United Kingdom	9	50
Canada	42	140
Other International	38	796
Total perpetual license revenue	657	1,626
Professional services:
United States	1,980	1,639
United Kingdom	491	81
Canada	120	187
Other International	262	353
Total professional service revenue	2,853	2,260
Total revenue	$48,493	$31,615

12. Related Party Transactions
We are a party to two agreements with companies controlled by a non-management investor in the Company:

•
On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement with DevFactory FZ LLC ("DevFactory") to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017. DevFactory is an affiliate of ESW Capital LLC, which holds more than 5% of the Company's capital stock. The Company has an outstanding purchase commitment in 2019 for software development services pursuant to this agreement in the amount of $4.9 million. For years after 2019, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2019 total revenues increase by 10% as compared to 2018 total revenues, then the 2020 purchase commitment will increase by approximately $0.5 million from the 2019 purchase commitment amount to approximately $5.4 million. The Company purchased software development services pursuant to this agreement with DevFactory during the three months ended March 31, 2019 and March 31, 2018 totaling $1.2 million and $0.8 million, respectively.

•
The Company purchased services from Crossover, Inc. ("Crossover"), a company controlled by ESW Capital, LLC (a non-management investor) during the three months ended March 31, 2019 and March 31, 2018 of approximately $1.0 million and $0.8 million, respectively. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. While there are no purchase commitments with Crossover, the Company continues to use its services in 2019.

The Company has an arrangement with a former subsidiary, Visionael Corporation ("Visionael"), to provide management, human resource, payroll and administrative services. John T. McDonald, the Company's Chief Executive Officer and Chairman of the Board, beneficially holds an approximate 26.18% interest in Visionael. The Company received fees from this arrangement during the three months ended March 31, 2019 and March 31, 2018 totaling $15,000 and $15,000, respectively.
13. Subsequent Events
On April 18, 2019 Upland completed its purchase of the shares comprising the entire issued share capital of Postup Holdings, LLC, a Texas limited liability company ("Postup Holdings"), and Postup Digital, LLC, a Texas limited liability company ("Postup Digital"), an Austin-based company providing email and audience development solutions for publishing & media brands. The purchase price paid for PostUp was $35.0 million in cash at closing, net of cash acquired. The required disclosures have not been provided as the Company is currently in the process of completing the accounting for this transaction due to the timing of the acquisition. The Company expects to complete the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed and the pro forma impact of this acquisition by the end of its second quarter of fiscal 2019.
In connection with the acquisition of Postup, $30.0 million of new term debt was drawn and $10 million of revolver debt was drawn under the Company's existing Credit Facility, increasing gross debt outstanding under the Credit Facility from $281.4 million to $321.4 million, with debt, net of cash on hand, now at approximately $307 million at a maximum interest rate of LIBOR + 400 basis points (currently at approximately 6.5%).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 15, 2019. In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words.
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

•
other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019, as updated by this Quarterly Report on Form 10-Q and periodically updated as necessary in our future quarterly reports on Form 10-Q and other filings that we make with the SEC.

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

•
Customer Experience Management. Upland Customer Experience Management, or CXM, solutions enable organizations to manage customer relationships across multiple channels - including email, SMS, MMS, web, social, and mobile apps. Upland products within this solution suite include Upland Mobile Messaging, Rant & Rave, Adestra, and RightAnswers.

•
Sales Enablement. Upland Sales Enablement solutions enable sales organizations to automate delivery of processes, sales activities, content, systems, and metrics at multiple stages of the sales process. Upland products within this solution suite include Qvidian, RO Innovation, and LeadLander.

•
Professional Services Automation. Upland Professional Services Automation, or PSA, solutions enable services organizations to manage professional services delivery and related functions. Upland products within this solution suite include Tenrox, RightAnswers, FileBound, RO Innovation, and Qvidian.

•
Project and Financial Management. Upland Project and Financial Management solutions enable enterprises to manage project portfolios and track, analyze and manage IT, cloud, and telecom spending. Upland products within this solution suite include PowerSteering, Eclipse PPM, RightAnswers, and ComSci.

•
Enterprise Knowledge Management. Upland Enterprise Knowledge Management, or KM, solutions enable knowledge-sharing across different departments within an organization. Upland products within this solution suite include RightAnswers, Tenrox, and PowerSteering.

•
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

•
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
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in the product solution categories listed above, each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in 2012 to $149.9 million in 2018 (and to $48.5 million for the three months ended March 31, 2019), representing an approximate 558% growth rate between 2012 and 2018. Historically, our revenues have been primarily generated in the United States, however, as a result of acquisitions made over the past three years of companies with more international presence, domestic revenue as a percentage of total revenue has decreased. During the three months ended March 31, 2019 foreign revenue as a percent of total revenue increased to 33% compared to 22% during the year ended December 31, 2018. We expect this trend to continue in 2019 as a result of the acquisitions of Rant & Rave and Adestra during the fourth quarter of 2018, as a majority of each company's operations reside outside the United States. See Note 11. Revenue Recognition in the notes to our unaudited condensed consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. We will prioritize acquisitions within our current core product categories including Project & IT Management, Workflow Automation, and Digital Engagement. Consistent with our growth strategy, we have made twenty acquisitions from February 2012 through March 31, 2019.
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

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Reconciliation of net income (loss) to Adjusted EBITDA:
Net loss	$(7,830)	$(3,161)
Add:
Depreciation and amortization expense	7,387	4,172
Interest expense, net	5,116	2,494
Other expense (income), net	761	(303)
Provision for income taxes	(612)	511
Stock-based compensation expense	4,628	2,577
Acquisition-related expense	7,723	3,102
Purchase accounting deferred revenue discount	597	1,389
Adjusted EBITDA	$17,770	$10,781
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

	Three Months Ended March 31,
	2019		2018
	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$44,983	93%	$27,729	88%
Perpetual license	657	1%	1,626	5%
Total product revenue	45,640	94%	29,355	93%
Professional services	2,853	6%	2,260	7%
Total revenue	48,493	100%	31,615	100%
Cost of revenue:
Subscription and support (1)(3)	13,274	27%	9,249	29%
Professional services (1)	1,514	3%	1,396	5%
Total cost of revenue	14,788	30%	10,645	34%
Gross profit	33,705	70%	20,970	66%
Operating expenses:
Sales and marketing (1)	6,982	14%	4,408	14%
Research and development (1)	6,398	13%	4,891	15%
Refundable Canadian tax credits	(86)	—%	(102)	—%
General and administrative (1)(2)	9,994	21%	7,000	22%
Depreciation and amortization	5,259	11%	2,130	7%
Acquisition-related expenses	7,723	16%	3,102	10%
Total operating expenses	36,270	75%	21,429	68%
(Loss) from operations	(2,565)	(5)%	(459)	(2)%
Other Expense:
Interest expense, net	(5,116)	(11)%	(2,494)	(8)%
Other income (expense), net	(761)	(1)%	303	1%
Total other expense	(5,877)	(12)%	(2,191)	(7)%
Loss before provision for income taxes	(8,442)	(17)%	(2,650)	(9)%
Benefit from (provision for) income taxes	612	1%	(511)	(1)%
Net loss	$(7,830)	(16)%	$(3,161)	(10)%
Net loss per common share, basic and diluted	$(0.38)		$(0.16)
Weighted-average common shares outstanding, basic and diluted	20,442,626		19,759,203

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 10 — Stockholders' Equity.
(2) Includes General and administrative stock-based compensation of $4,007 and $2,341 for the three months March 31, 2019 and March 31, 2018, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 12% and 15% for the three months ended March 31, 2019 and March 31, 2018, respectively.

(3) Includes depreciation and amortization of $2,128 and $2,042 for the three months ended March 31, 2019 and March 31, 2018, respectively.

Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$44,983	$27,729	62%
Perpetual license	657	1,626	(60)%
Total product revenue	45,640	29,355	55%
Professional services	2,853	2,260	26%
Total revenue	$48,493	$31,615	53%

Percentage of revenue:
Subscription and support	93%	88%
Perpetual license	1%	5%
Total product revenue	94%	93%
Professional services	6%	7%
Total revenue	100%	100%
For the Three Months Ended March 31, 2019
Total revenue was $48.5 million in the three months ended March 31, 2019, compared to $31.6 million in the three months ended March 31, 2018, an increase of $16.9 million, or 53%. The acquisitions not fully in the comparative period contributed $15.2 million to the increase after the reduction of $0.6 million purchase accounting deferred revenue discount in the three months ended March 31, 2019. Therefore, total revenue for the organic business increased by $1.7 million, or 5%.
Subscription and support revenue was $45.0 million in the three months ended March 31, 2019, compared to $27.7 million in the three months ended March 31, 2018, an increase of $17.3 million, or 62%. The acquisitions not fully in the comparative period contributed $14.6 million to the increase in subscription and support revenue after the reduction of $0.6 million purchase accounting deferred revenue discount in the three months ended March 31, 2019. Therefore, subscription and support revenue for the organic business increased by $2.7 million, or 10%.
Perpetual license revenue was $0.7 million in the three months ended March 31, 2019, compared to $1.6 million in the three months ended March 31, 2018. The acquisitions not fully in the comparative period contributed no perpetual license revenue in the three months ended March 31, 2019. Therefore, perpetual license revenue for the organic business decreased by $0.9 million, or 60%.
Professional services revenue was $2.9 million in the three months ended March 31, 2019, compared to $2.3 million in the three months ended March 31, 2018, an increase of $0.6 million, or 26%. The acquisitions not fully in the comparative period contributed $0.6 million to the increase in professional services revenue in the three months ended March 31, 2019. Therefore, professional services revenue for the organic business remained flat in the comparative periods.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$13,274	$9,249	44%
Professional services	1,514	1,396	8%
Total cost of revenue	14,788	10,645	39%
Gross profit	$33,705	$20,970	61%

Percentage of total revenue:
Subscription and support (1)	27%	29%
Professional services	3%	5%
Total cost of revenue	30%	34%
Gross profit	70%	66%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$281	$436
Amortization	$1,847	$1,606
Stock Compensation	$160	$77
Cost of subscription and support revenue was $13.3 million in the three months ended March 31, 2019, compared to $9.2 million in the three months ended March 31, 2018, an increase of $4.0 million, or 44%. The acquisitions not fully in the comparative period contributed $4.4 million to the increase to cost of subscription and support revenue, primarily related to mobile messaging costs associated with the newly acquired Rant & Rave product line, increased amortization of acquired intangible assets in the three months ended March 31, 2019 related to the acquisitions not fully in the comparative period, and increased hosting and infrastructure costs associated with the newly acquired Rant & Rave and Adestra product lines. Therefore, cost of subscription and support revenue for the organic portion of our business decreased by $0.4 million, primarily related to a decrease of amortization expense of acquired intangible assets, as a result of assets acquired becoming fully amortized.
Cost of professional services revenue was $1.5 million in the three months ended March 31, 2019, compared to $1.4 million in the three months ended March 31, 2018, an increase of $0.1 million, or 8%. The acquisitions not fully in the comparative period contributed $0.3 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs in the three months ended March 31, 2019. Therefore, cost of professional services revenue for the organic portion of our business decreased by $0.2 million, primarily related to personnel and related expenses, most of which were the result of our planned operating efficiencies.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Sales and marketing (1)	$6,982	$4,408	58%
Percentage of total revenue	14%	14%

(1) Includes stock compensation expense as follows:
Stock Compensation	$139	$46
Sales and marketing expense was $7.0 million in the three months ended March 31, 2019, compared to $4.4 million in the three months ended March 31, 2018, an increase of $2.6 million, or 58%. The acquisitions not fully in the comparative period contributed $1.5 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in the three months ended March 31, 2019. Therefore, sales and marketing expense for the organic portion of our business increased by $1.1 million, primarily related to personnel and related costs as well as sales systems and tools.
Research and Development Expense

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Research and development (1)	$6,398	$4,891	31%
Refundable Canadian tax credits	(86)	(102)	(16)%
Total research and development	$6,312	$4,789	32%

Percentage of total revenue:
Research and development	13%	15%
Refundable Canadian tax credits	—%	—%
Total research and development	13%	15%

(1) Includes stock compensation expense as follows:
Stock Compensation	$322	$113
Research and development expense was $6.4 million in the three months ended March 31, 2019, compared to $4.9 million in the three months ended March 31, 2018, an increase of $1.5 million, or 31%. The acquisitions not fully in the comparative period contributed $1.3 million to the increase in research and development expense primarily consisting of personnel and related costs in the three months ended March 31, 2019. Therefore, research and development costs for the organic portion of our business increased by $0.2 million primarily related to an increase in non-cash stock compensation expense.
Refundable Canadian tax credits were $0.1 million in the three months ended March 31, 2019, compared to $0.1 million in the three months ended March 31, 2018.

General and Administrative Expense

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
General and administrative (1)	$9,994	$7,000	43%
Percentage of total revenue	21%	22%

(1) Includes stock compensation expense as follows:
Stock Compensation	$4,007	$2,341
General and administrative expense was $10.0 million in the three months ended March 31, 2019, compared to $7.0 million in the three months ended March 31, 2018, an increase of $3.0 million, or 43%. An increase in general administrative expense of $0.7 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related costs and administrative expenses in the three months ended March 31, 2019. Therefore, general and administrative expense for the organic portion of our business increased by $2.3 million, which was driven primarily by non-cash stock compensation expense and personnel related expenses.
Depreciation and Amortization Expense

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$269	$120	124%
Amortization	4,990	2,010	148%
Total depreciation and amortization	$5,259	$2,130	147%

Percentage of total revenue:
Depreciation	1%	1%
Amortization	10%	6%
Total depreciation and amortization	11%	7%
Depreciation and amortization expense was $5.3 million in the three months ended March 31, 2019, compared to $2.1 million in the three months ended March 31, 2018, an increase of $3.1 million, or 147%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $2.8 million in the three months ended March 31, 2019, while the depreciation and amortization expense for the organic portion of our business increased by $0.3 million as a result of finalization of acquisition purchase accounting for prior acquisitions.
Acquisition-related Expenses

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Acquisition-related expenses	$7,723	$3,102	149%
Percentage of total revenue	16%	10%
Acquisition related expense was $7.7 million in the three months ended March 31, 2019, compared to $3.1 million in the three months ended March 31, 2018, an increase of $4.6 million, or 149%. These acquisition related expenses vary by acquisition and are expensed as incurred. We typically incur acquisition-related expenses for the first year subsequent to each acquisition, with the majority of these costs being incurred within 6 to 9 months from the date of acquisition. These expenses can vary based on the size and timing of each transaction. Acquisition-related expenses incurred during the three months ended March 31, 2019 increased primarily as a result of timing with two large acquisitions, Adestra and Rant & Rave, closing in the fourth quarter of 2018. Both acquisitions were in the U.K. Relative to acquisitions completed in the U.S., foreign acquisitions typically have more acquisition related expenses due to legal and labor laws. The two foreign acquisitions which closed in the fourth quarter of 2018 drove most of the acquisition related expenses incurred in the three months ended March 31, 2019.
Other Income (Expense)

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(5,116)	$(2,494)	105%
Other income (expense), net	(761)	303	(351)%
Total other expense	$(5,877)	$(2,191)	168%

Percentage of total revenue:
Interest expense, net	(11)%	(8)%
Other income (expense), net	(1)%	1%
Total other expense	(12)%	(7)%
Interest expense was $5.1 million in the three months ended March 31, 2019, compared to $2.5 million in the three months ended March 31, 2018, an increase in interest expense of $2.6 million, or 105%. The increase is attributable to increased borrowing under our expanded credit facility to support our acquisitions.
Other expense was $0.8 million in the three months ended March 31, 2019, compared to other income of $0.3 million in the three months ended March 31, 2018. Other expense was recognized in the three months ended March 31, 2019 due primarily to a foreign exchange losses related to our UK entities.
Benefit from (Provision for) Income Taxes

	Three Months Ended March 31,
	2019	2018	% Change
	(dollars in thousands)
Benefit from (provision for) income taxes	$612	$(511)	(220)%
Percentage of total revenue	1%	(1)%
Benefit for income taxes was $0.6 million in the three months ended March 31, 2019, compared to a provision for income taxes of $0.5 million in the three months ended March 31, 2018, an increase of $1.1 million. The change in provision was due primarily to decreases related to losses expected to be generated in the United Kingdom for the year and increases related to the addition of profitable operations in Ireland and Israel.

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
As of March 31, 2019, we had cash and cash equivalents of $14.0 million, $60.0 million of available borrowings under our loan and security agreements (excluding the $55.0 million uncommitted Accordion in our Credit Agreement), and $281.4 million of borrowings outstanding under our loan and security agreements. As of December 31, 2018, we had cash and cash equivalents of $16.7 million, $60.0 million of available borrowings under our loan and security agreements (excluding the $55.0 million uncommitted Accordion in our Credit Agreement), and $283.2 million of borrowings outstanding under our loan and security agreements. Our cash and cash equivalents held by our foreign subsidiaries was $9.5 million as of March 31, 2019. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of March 31, 2019 and December 31, 2018, we had a working capital deficit of $45.6 million and $40.4 million, respectively, which included $57.0 million and $57.6 million of deferred revenue recorded as a current liability as of March 31, 2019 and December 31, 2018, respectively. This deferred revenue will be recognized as revenue in accordance with our revenue recognition policy.
Credit Facility
On May 14, 2015, we entered into a credit agreement (the “Credit Facility”) between the Company, certain of its subsidiaries, and each of the lenders named in the Credit Facility. From time to time we enter into amendments to the Credit Facility typically to expand the available borrowing limit in order to fund the Company's acquisitions. As of March 31, 2019 the Credit Facility, as amended, provides for $400.0 million in borrowing capacity, including a $281.4 million outstanding term loan, a $30.0 million delayed draw term loan commitment, a $30.0 million revolving loan commitment, and a $55.0 million uncommitted accordion. Subsequent to March 31, 2019 the Company borrowed $30.0 million of new term debt and $10 million of revolver debt under the Credit Facility in connection with the acquisition of Postup as further discussed in Note 13. Subsequent Events in the notes to our unaudited condensed consolidated financial statements.
The credit facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of March 31, 2019 we were in compliance with all covenants under the Credit Facility.
See Note 6 - Debt for more information regarding our Credit Facility and outstanding debt as of March 31, 2019.
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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$4,877	$(475)
Net cash used in investing activities	(3,172)	(34,746)
Net cash provided by (used in) financing activities	(4,800)	45,674
Effect of exchange rate fluctuations on cash	379	(274)
Change in cash and cash equivalents	(2,716)	10,179
Cash and cash equivalents, beginning of period	16,738	22,326
Cash and cash equivalents, end of period	$14,022	$32,505
Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Our operating assets and liabilities consist primarily of cash, receivables from customers, prepaid assets, unbilled professional services, deferred commissions, accounts payable, accrued compensation and other accrued expenses, acquisition related earnout and holdback liabilities, lease liabilities and deferred revenues. The volume of professional services rendered and the related timing of collections on those bookings, as well as payments of our accounts payable, accrued payroll and related benefits, affect these account balances.
Our cash provided by operating activities for the three months ended March 31, 2019 primarily reflects our net loss of $7.8 million plus non-cash expenses that included $7.4 million of depreciation and amortization, $4.6 million of non-cash stock compensation expense, $0.8 million of amortization of deferred commissions, and $0.3 million of non-cash interest and other expense, partially offset by $2.8 million of deferred income taxes and $0.2 million of foreign currency re-measurement gains. Working capital sources of cash included a $6.0 million decrease in accounts receivable. Working capital uses of cash included a $1.3 million increase in prepaids and other, a $0.3 million decrease in accounts payable, a $0.8 million decrease in accrued expenses and a $1.1 million decrease in deferred revenue.
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
For the three months ended March 31, 2019, cash used in investing activities consisted of $3.0 million associated with a purchase business combination closed during the three months ended December 31, 2018 and purchases of property and equipment of $0.2 million.
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
During the three months ended March 31, 2019, we repaid $1.8 million of term loans payable, paid $1.3 million in additional consideration to sellers of acquired businesses, paid $1.5 million in taxes related to net share settlements of restricted stock vesting events, and made principal payments of $0.2 million on finance leases.

Off-Balance Sheet Arrangements
During the three months ended March 31, 2019 and March 31, 2018, respectively, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three months ended March 31, 2019, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 9, 2019. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. The statement of operations impact is mitigated by having an offsetting liability in deferred revenue to partially or completely offset against the outstanding receivable if an account should become uncollectible. Our cash balances are kept in customary operating accounts, a portion of which are insured by the Federal Deposit Insurance Corporation, and uninsured money market accounts. The majority of our cash balances in money market accounts are with Wells Fargo, our lender under our Credit Facility. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We also have not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of March 31, 2019, we had a principal balance of $276.3 million under our U.S. Loan Agreement and $5.2 million under our Canadian Loan Agreement. Based on the principal balance outstanding on our Credit Facility as of March 31, 2019, a hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $0.3 million annually.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, which expose us to foreign exchange rate risk. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $1.5 million for the three months ended March 31, 2019. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during 2019 to the risk factors that were included in the Form 10-K.
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

UPLAND SOFTWARE, INC.
Dated: May 3, 2019	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer