Form 10-Q
period 2019-06-30
Upland Software, Inc.
filed 2019-08-09
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
As of August 2, 2019, 25,248,526 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,361	$16,738
Accounts receivable (net of allowance of $1,742 and $1,405 at June 30, 2019 and December 31, 2018, respectively)	36,758	40,841
Deferred commissions, current	3,280	2,633
Unbilled receivables	3,995	3,694
Prepaid and other	4,620	3,382
Total current assets	157,014	67,288
Canadian tax credits receivable	1,857	1,573
Property and equipment, net	3,568	2,827
Operating lease right-of-use asset	6,325	—
Intangible assets, net	207,232	179,572
Goodwill	273,363	225,322
Deferred commissions, noncurrent	7,957	6,292
Other assets	264	324
Total assets	$657,580	$483,198
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,555	$3,494
Accrued compensation	5,840	6,581
Accrued expenses and other current liabilities	17,863	16,666
Deferred revenue	59,568	57,626
Due to sellers	18,032	17,267
Operating lease liabilities, current	2,614	—
Current maturities of notes payable (includes unamortized discount of $0 and $1,109 at June 30, 2019 and December 31, 2018, respectively)	—	6,015
Total current liabilities	107,472	107,649
Notes payable, less current maturities (includes unamortized discount of $4,134 and $2,381 at June 30, 2019 and December 31, 2018, respectively)	305,335	273,713
Deferred revenue, noncurrent	246	578
Operating lease liabilities, noncurrent	4,097	—
Noncurrent deferred tax liability, net	6,773	13,311
Other long-term liabilities	685	640
Total liabilities	424,608	395,891
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 25,247,707 and 21,489,112 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively)	3	2
Additional paid-in capital	338,732	180,481
Accumulated other comprehensive loss	(6,889)	(7,501)
Accumulated deficit	(98,874)	(85,675)
Total stockholders’ equity	232,972	87,307
Total liabilities and stockholders’ equity	$657,580	$483,198
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Subscription and support	$48,715	$33,154	$93,698	$60,883
Perpetual license	575	683	1,232	2,309
Total product revenue	49,290	33,837	94,930	63,192
Professional services	3,723	2,109	6,576	4,369
Total revenue	53,013	35,946	101,506	67,561
Cost of revenue:
Subscription and support	14,622	9,580	27,896	18,829
Professional services	1,961	1,269	3,475	2,665
Total cost of revenue	16,583	10,849	31,371	21,494
Gross profit	36,430	25,097	70,135	46,067
Operating expenses:
Sales and marketing	7,989	5,248	14,971	9,656
Research and development	7,008	5,286	13,406	10,177
Refundable Canadian tax credits	(85)	(203)	(171)	(305)
General and administrative	12,042	8,464	22,036	15,464
Depreciation and amortization	5,744	3,853	11,003	5,983
Acquisition-related expenses	9,264	3,140	16,987	6,242
Total operating expenses	41,962	25,788	78,232	47,217
Loss from operations	(5,532)	(691)	(8,097)	(1,150)
Other expense:
Interest expense, net	(5,246)	(3,143)	(10,362)	(5,637)
Other income (expense), net	(692)	(524)	(1,453)	(221)
Total other expense	(5,938)	(3,667)	(11,815)	(5,858)
Loss before provision for income taxes	(11,470)	(4,358)	(19,912)	(7,008)
Benefit from (provision for) income taxes	6,101	(872)	6,713	(1,383)
Net loss	$(5,369)	$(5,230)	$(13,199)	$(8,391)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.24)	$(0.26)	$(0.61)	$(0.42)
Weighted-average common shares outstanding, basic and diluted	22,619,805	19,901,599	21,531,216	19,830,401
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(5,369)	$(5,230)	$(13,199)	$(8,391)
Foreign currency translation adjustment	(1,757)	(2,227)	612	(2,680)
Comprehensive loss	$(7,126)	$(7,457)	$(12,587)	$(11,071)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	21,526,426	$2	$176,939	$(2,856)	$(77,997)	$96,088
Issuance of stock under Company plans, net of shares withheld for tax	(9,688)	—	(2,899)	—	—	(2,899)
Stock-based compensation	—	—	4,022	—	—	4,022
Foreign currency translation adjustment	—	—	—	(2,227)	—	(2,227)
Net loss	—	—	—	—	(5,230)	(5,230)
Balance at June 30, 2018	21,516,738	$2	$178,062	$(5,083)	$(83,227)	$89,754

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	20,768,401	$2	$174,944	$(2,403)	$(81,128)	$91,415
Issuance of stock under Company plans, net of shares withheld for tax	748,337	—	(3,460)	—	—	(3,460)
Issuance of stock, net of issuance costs	—	—	(21)	—	—	(21)
Stock-based compensation	—	—	6,599	—	—	6,599
Cumulative ASC 606 adjustments	—	—	—	—	6,292	6,292
Foreign currency translation adjustment	—	—	—	(2,680)	—	(2,680)
Net loss	—	—	—	—	(8,391)	(8,391)
Balance at June 30, 2018	21,516,738	$2	$178,062	$(5,083)	$(83,227)	$89,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	21,443,226	$2	$183,700	$(5,132)	$(93,505)	$85,065
Issuance of stock under Company plans, net of shares withheld for tax	9,481	—	(3,021)	—	—	(3,021)
Issuance of stock, net of issuance costs	3,795,000	1	151,152	—	—	151,153
Stock-based compensation	—	—	6,901	—	—	6,901
Foreign currency translation adjustment	—	—	—	(1,757)	—	(1,757)
Net loss	—	—	—	—	(5,369)	(5,369)
Balance at June 30, 2019	25,247,707	$3	$338,732	$(6,889)	$(98,874)	$232,972

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	21,489,112	$2	$180,481	$(7,501)	$(85,675)	$87,307
Issuance of common stock in business combination	3,651	—	(30)	—	—	(30)
Issuance of stock under Company plans, net of shares withheld for tax	(40,056)	—	(4,400)	—	—	(4,400)
Issuance of stock, net of issuance costs	3,795,000	1	151,152	—	—	151,153
Stock-based compensation	—	—	11,529	—	—	11,529
Foreign currency translation adjustment	—	—	—	612	—	612
Net loss	—	—	—	—	(13,199)	(13,199)
Balance at June 30, 2019	25,247,707	$3	$338,732	$(6,889)	$(98,874)	$232,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(13,199)	$(8,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,152	9,217
Deferred income taxes	(12,024)	275
Amortization of deferred commissions	1,735	1,115
Foreign currency re-measurement (gain) loss	(212)	269
Non-cash interest and other expense	565	404
Non-cash stock compensation expense	11,529	6,599
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	8,410	2,963
Prepaids and other	2,415	(2,545)
Accounts payable	(483)	(476)
Accrued expenses and other liabilities	(5,756)	(3,898)
Deferred revenue	(2,736)	(1,792)
Net cash provided by operating activities	5,396	3,740
Investing activities
Purchase of property and equipment	(364)	(515)
Purchase business combinations, net of cash acquired	(82,824)	(45,362)
Net cash used in investing activities	(83,188)	(45,877)
Financing activities
Payments on capital leases	(357)	(505)
Proceeds from notes payable, net of issuance costs	39,339	49,375
Payments on notes payable	(13,749)	(1,876)
Taxes paid related to net share settlement of equity awards	(4,811)	(3,862)
Issuance of common stock, net of issuance costs	151,535	382
Additional consideration paid to sellers of businesses	(3,340)	(4,294)
Net cash provided by financing activities	168,617	39,220
Effect of exchange rate fluctuations on cash	798	(372)
Change in cash and cash equivalents	91,623	(3,289)
Cash and cash equivalents, beginning of period	16,738	22,326
Cash and cash equivalents, end of period	$108,361	$19,037
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,298	$5,260
Cash paid for taxes	$1,691	$1,856
Noncash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$5,175	$6,781
Equipment acquired pursuant to capital lease obligations	$44	$—
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other period.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues for the three or six months ended June 30, 2019, or more than 10% of accounts receivable as of June 30, 2019 or December 31, 2018.
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

Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, to eliminate, add and modify certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for annual and interim periods beginning after December 15, 2019, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently evaluating the effect that the adoption of ASU 2018-13 will have on its financial statements.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018. The Company adopted this guidance in the first quarter of 2019 with no material impact on its consolidated financial statements.
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
Adoption of the new standard resulted in the recording operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheets, but did not have an impact on the Company's beginning retained earnings, consolidated statement of operations or statement of cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. As of June 30, 2019, total right-of-use assets related to our operating leases was $6.3 million and current and non-current operating lease liabilities were approximately $2.6 million and $4.1 million, respectively.

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
2019 Acquisitions
Acquisitions completed during the six months ended June 30, 2019 include the following:

•
Postup Holdings - On April 18, 2019, the Company completed its purchase of the shares comprising the entire issued share capital of Postup Holdings, LLC, a Texas limited liability company (“Postup Holdings”), and Postup Digital, LLC, a Texas limited liability company (“Postup Digital”), an Austin-based company providing email and audience development solutions for publishing & media brands. Revenues recorded since the acquisition date through June 30, 2019 were approximately $2.4 million.

•
Kapost - On May 24, 2019, the Company completed of its purchase of the shares comprising the entire issued share capital of Daily Inches, Inc., d/b/a Kapost, a Delaware corporation (“Kapost”), a leading content operations platform provider for sales and marketing. Revenues recorded since the acquisition date through June 30, 2019 were approximately $1.4 million.

2018 Acquisitions
Acquisitions completed during the year ended December 31, 2018 include the following:

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

•	Adestra - On December 12, 2018, the Company completed its purchase of Adestra Ltd. (“Adestra”), a leading provider of enterprise-grade email marketing, transaction and automation software.
Consideration
The following table summarizes the consideration transfered for the acquisitions described above (in thousands):

	Kapost	Postup Holdings	Adestra	Rant & Rave	RO Innovation	Interfax
Cash	$45,000	$34,825	$55,242	$58,470	$12,469	$35,000
Holdback (1)	5,000	175	4,432	6,500	1,781	5,000
Contingent consideration (2)	—	—	—	—	—	—
Working capital adjustment	—	—	—	(211)	(87)	—
Total consideration	$50,000	$35,000	$59,674	$64,759	$14,163	$40,000

(1)	Represents cash holdbacks subject to indemnification claims that are payable 12 months from closing for Kapost, Postup, Adestra, Rant & Rave and RO Innovation and 18 months from closing for Interfax.

(2)
Contingent consideration includes potential future earn-out payments related to the acquisition of RO Innovation for up to $7.5 million which was valued at $0.0 million as of the acquisition date based on the probability of attainment of future performance-based goals. During the six months ended June 30, 2019 we paid $1.5 million based on the final valuation of this earn-out. Refer to Note 3 for further discussion regarding the calculation of fair value of acquisition related earn-outs.

Unaudited Pro Forma Information
The pro forma statements of operations data for the three and six months ended June 30, 2019 and June 30, 2018, shown in the table below, give effect to the Rant & Rave acquisition, described above, as if it had occurred at January 1, 2017. These amounts have been calculated after applying our accounting policies and adjusting the results of Rant & Rave to reflect: the reversal and deferral of commissions expense, the costs of debt financing incurred to acquire Rant & Rave, the additional intangible amortization and the adjustments to acquired deferred revenue that would have been recognized assuming the fair value adjustments had been applied and incurred since January 1, 2017. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.
The table below shows the pro forma statements of operations data, adjusted for the acquisition of Rant & Rave had the acquisition occurred in the year ended December 31, 2017, for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$53,013	$42,065	$101,506	$79,555
Net loss (1)	$(5,369)	$(6,877)	$(13,199)	$(10,055)
(1) While some recurring adjustments impact the pro forma figures presented, the decrease in pro forma net loss compared to our net loss presented on the consolidated statements of operations for the three and six months ended June 30, 2019 and June 30, 2018 includes nonrecurring adjustments removing acquisition costs from 2018 and reflects these costs in the year ended December 31, 2017, the year the acquisition was assumed to be completed for pro forma purposes.
Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocations for the 2019 acquisitions of Kapost and Postup and the 2018 acquisitions of Rant & Rave and Adestra are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects, specifically the tax impacts of the 2018 Tax Act for Adestra and Rant & Rave and the valuation of intangible assets for Postup and Kapost. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete its purchase price allocations for Kapost and Postup in the fourth quarter of 2019 and Rant & Rave and Adestra in the third quarter of 2019.

The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions in 2018 and through the six months ended June 30, 2019, as well as assets and liabilities (in thousands):

	Preliminary				Finalized
	Kapost	Postup Holdings	Adestra	Rant & Rave	RO Innovation		Interfax
Year Acquired	2019	2019	2018	2018	2018		2018

Cash	$—	$—	$145	$696	$197		$1,396
Accounts receivable	3,918	1,043	2,814	3,468	1,563		1,587
Other current assets	4,575	2,002	1,395	3,836	1,299		1,341
Property and equipment	687	743	796	131	15		286
Operating lease right-of-use asset	2,136	—	—	—	—	—	—
Customer relationships	23,735	10,667	27,542	29,981	6,688		22,577
Trade name	787	468	710	1,099	111		649
Technology	5,756	2,943	6,001	6,565	1,670		5,236
Noncompetes	—	—	—	—	1,148		—
Goodwill	22,159	22,815	28,932	32,589	7,568		13,862
Other assets	—	—	—	—	—		14
Total assets acquired	63,753	40,681	68,335	78,365	20,259		46,948
Accounts payable	(64)	(448)	(543)	(1,577)	(229)		(737)
Accrued expense and other	(5,031)	(1,794)	(1,758)	(6,114)	(1,921)		(2,847)
Deferred tax liabilities	(2,432)	(3,424)	(5,104)	(3,896)	(2,129)		(3,364)
Deferred revenue	(4,090)	(15)	(1,256)	(2,019)	(1,817)		—
Operating lease liabilities	(2,136)	—	—	—	—		—
Total liabilities assumed	(13,753)	(5,681)	(8,661)	(13,606)	(6,096)		(6,948)
Total consideration	$50,000	$35,000	$59,674	$64,759	$14,163		$40,000
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
The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the six months ended June 30, 2019 and the year ended December 31, 2018 (in years):

	Useful Life
	June 30, 2019	December 31, 2018
Customer relationships	9.4	9.8
Trade name	8.9	8.0
Developed technology	7.3	6.7
Non-Compete Agreements	0.0	3.0
Total weighted-average useful life	9.0	9.1
During the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to our estimates and assumptions. The change in the preliminary acquisition-date fair value of assets and liabilities for Adestra during the six months ended June 30, 2019 was related primarily to a $3.3 million decrease in intangibles (customer relationships, trade name and technology) due to a change in valuation estimates.
The goodwill of $127.9 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes at the time of acquisition was $2.4 million for Interfax, $2.7 million for RO Innovation and $5.6 million for Postup Holdings. There was no Goodwill deductible for tax purposes for our Adestra, Rant & Rave and Kapost acquisitions. Measurement period expenses recorded to other income (expense), net, related to acquisitions that took place within a prior period for the three months ended June 30, 2019 and June 30, 2018 were net expense of $0.3 million and $0.1 million, respectively, and for the six months ended June 30, 2019 and June 30, 2018 were net expense of $0.8 million and $0.2 million, respectively.
Total transaction costs, excluding integration and transformation costs, incurred with respect to acquisition activity during the three months ended June 30, 2019 and June 30, 2018 were $3.6 million and $1.2 million, respectively, and during the six months ended June 30, 2019 and June 30, 2018 were $4.0 million and $2.6 million, respectively.
Asset Acquisitions
In connection with the acquisition of Interfax, the Company acquired certain assets and customer relationships of Interfax's U.S. reseller (“Marketech”) for $2.0 million, excluding potential future earn-out payments of $1.0 million valued at $0.3 million as of the acquisition dated based on the probability of attainment of future performance-based goals. During the six months ended June 30, 2019 we paid $0.6 million based on the final valuation of this earn-out. Refer to Note 3 for further discussion regarding the calculation of fair value of acquisition related earn-outs.
During the six months ended June 30, 2019 we acquired customer relationships for $0.6 million from a third-party reseller of our mobile messaging solution in exchange for a reduction in the account receivable balance owed to us by the reseller.
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
As of June 30, 2019 and December 31, 2018 the Company has contingent accrued earnout business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels or changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.
Changes to the fair value of earnout liabilities are recorded to other expense, net. Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

Fair Value Measurements at June 30, 2019
(unaudited)
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$—	$—

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Earnout consideration liability	$—	$—	$1,396	$1,396
The decrease in cash earnouts from December 31, 2018 to June 30, 2019 is related primarily to cash settlement of earnouts related to Marketech and RO Innovation.

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (in thousands):

June 30, 2019
(unaudited)
Balance at December 31, 2018	$1,396

Remeasurement adjustments:
Loss included in earnings (1)	712

Acquisitions and settlements:
Settlements (2)	(2,108)
Balance at June 30, 2019	$—

(1)	Recorded as a component of other operating income (expense) in the Company's statement of operations, during the six months ended June 30, 2019.

(2)
Includes a $1.5 million payment for the outstanding balance of earnout liabilities related to the acquisition of RO Innovation and a $0.6 million payment for the outstanding balance of earnout liabilities related to the Marketech asset purchase as describe in Note 2. Acquisitions.

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
Debt
The Company believes the carrying value of its long-term debt at June 30, 2019 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.
The estimated fair value and carrying value of the Company's debt, before debt discount, at June 30, 2019 and December 31, 2018 are $309.5 million and $283.2 million, respectively, based on valuation methodologies using interest rates currently available to the Company, which are Level 2 inputs.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the six months ended June 30, 2019 are summarized in the table below (in thousands):

Balance at December 31, 2018	$225,322
Acquired in business combinations	44,974
Adjustment related to prior year business combinations	2,748
Foreign currency translation adjustment	319
Balance at June 30, 2019	$273,363
Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions. The $2.7 million adjustment to Goodwill during the six months ended June 30, 2019 is primarily related to changes in the ASC 805 valuation of intangible assets in the prior year business combination of Adestra.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2019:
Customer relationships	1-10	$206,483	$40,756	$165,727
Trade name	1.5-10	7,086	3,596	3,490
Developed technology	4-8	57,010	19,760	37,250
Non-compete agreements	3	1,148	383	765
Total intangible assets		$271,727	$64,495	$207,232

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2018:
Customer relationships	1-10	$173,592	$30,650	$142,942
Trade name	1.5-10	6,113	3,334	2,779
Developed technology	4-7	48,943	16,049	32,894
Non-compete agreements	3	1,148	191	957
Total intangible assets		$229,796	$50,224	$179,572
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. There have been no indicators of impairment or change in useful life during the three and six months ended June 30, 2019 and June 30, 2018, respectively. Total amortization expense during the three months ended June 30, 2019 and June 30, 2018 was $7.2 million and $4.5 million, respectively, and during the six months ended June 30, 2019 and June 30, 2018 was $14.0 million and $8.1 million, respectively.

Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2019	$15,525
2020	29,359
2021	28,438
2022	26,129
2023	24,084
2024 and thereafter	83,697
Total	$207,232
5. Income Taxes
The Company’s income tax provision for the three and six months ended June 30, 2019 and June 30, 2018 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The tax benefit of $6.1 million and $6.7 million recorded for the three and six months ended June 30, 2019, respectively, is primarily related to the deferred tax benefit attributable to the release of valuation allowance and the deferred tax benefit of losses expected to be generated in the United Kingdom by entities acquired during the fourth quarter of 2018. These deferred tax benefits are offset by current income tax expense associated with our Canadian, Irish and Israeli operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The release of valuation allowance is attributable to ASC 805-740-30-3 and acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $5.9 million that had previously been offset by a valuation allowance.
The tax provision of $0.9 million and $1.4 million recorded for the three and six months ended June 30, 2018, respectively, is primarily related to foreign income taxes associated with our Canadian, Irish and Israeli operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss.
The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at June 30, 2019 and June 30, 2018, respectively.
The Company has reflected any uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets. Federal, state, and foreign income tax returns have been filed in jurisdictions with varying statutes of limitations. Varying among the separate companies, tax years 1999 through 2018 remain subject to examination by federal and most state tax authorities due to our net operating loss carryforwards. In foreign jurisdictions, tax years 2014 through 2018 remain subject to examination.
6. Debt
Long-term debt consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Senior secured loans (includes unamortized discount of $4,134 and $3,490 based on an imputed interest rate of 6.9%, at both June 30, 2019 and December 31, 2018, respectively)	$305,335	$279,728
Less current maturities	—	(6,015)
Total long-term debt	$305,335	$273,713
Credit Facility

On May 14, 2015, we entered into a credit agreement (the “Credit Facility”) between the Company, certain of its subsidiaries, and each of the lenders named in the Credit Facility. From time to time the Credit Facility is amended to expand the available borrowing limit in order to fund the Company's acquisitions. The Credit Facility has a maturity date of August 2, 2022.
The Credit Facility, as amended, provides for a $400.0 million credit facility, including (i) a fully drawn $285.0 million term loan, (ii) a $30.0 million delayed draw term loan commitment (the “DDTL”) that was fully drawn down during the three months ended June 30, 2019, (iii) a fully available $30.0 million revolving loan commitment, and (iv) a $55.0 million uncommitted accordion.
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
In addition, the Credit Facility also provides for revolvers of $30.0 million, comprised of (i) a U.S. revolving credit facility in an aggregate principal amount of up to $29.0 million (the “U.S. Revolver”), and (ii) a Canadian revolving credit facility in an aggregate principal amount of up to $1.0 million (the “Canadian Revolver”) (the Canadian Revolver and the U.S. Revolver are referred to as the “Revolver”). As of June 30, 2019, there were no amounts drawn on its U.S. Revolver or Canadian Revolver loans outstanding under the Credit Facility, and there was $309.5 million outstanding on the Term Loans comprised of (i) $304.3 million in the U.S. Term Loan outstanding under the Credit Facility, and (ii) $5.1 million in the Canadian Term Loan outstanding under the Credit Facility.
Cash interest costs averaged 6.5% and 6.6% under the Credit Facility for the six months ended June 30, 2019 and for the year ended December 31, 2018, respectively.
In accordance with ASC 470-10-45-14, as it was our intent as of June 30, 2019 to convert all short-term debt obligations to long-term as a result of a planned entry into a new credit agreement, all debt oblations under our Credit Facility were classified as long-term as of June 30, 2019. See Note 13. Subsequent Events in the notes to our unaudited condensed consolidated financial statements for more information regarding the pay off of our Credit Facility in connection with our entry into a new credit agreement subsequent to June 30, 2019.
7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net Loss	$(5,369)	$(5,230)	$(13,199)	$(8,391)
Denominator:
Weighted–average common shares outstanding, basic and diluted	22,619,805	19,901,599	21,531,216	19,830,401
Net loss per common share, basic and diluted	$(0.24)	$(0.26)	$(0.61)	$(0.42)

Due to the net losses for the three and six months ended June 30, 2019 and June 30, 2018, respectively, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents as of June 30, 2019 and June 30, 2018:

	June 30,
	2019	2018
Stock options	345,792	468,765
Restricted stock awards	773,860	1,500,280
Restricted stock units (1)	891,329	—
Total anti–dilutive common share equivalents	2,010,981	1,969,045

(1)
During the three and six months ended June 30, 2019 the Company granted restricted stock units under its 2014 Equity Incentive Plan for the first time in lieu of restricted stock awards. See Note 10. Stockholders' Equity in the notes to our unaudited condensed consolidated financial statements for more information.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$636	1,147
Finance lease costs:
Amortization of right-of-use assets	209	459
Interest on lease liabilities	16	42
Total lease costs	$861	1,648
Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$731	$1,424
Operating cash flows form finance leases	$24	$52
Financing cash flows from finance leases	$173	$383
Right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$2,310	$2,310
Weighted average remaining lease term (in years):
Operating leases		3.9
Finance leases		1.2
Weighted average discount rate
Operating leases		6.4%
Finance leases		6.0%

Future minimum payments for operating and finance lease obligations and purchase commitments are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2019	$185	$1,575
2020	85	1,786
2021	10	1,253
2022	10	1,132
2023	6	1,040
Thereafter	—	1,010
Total minimum lease payments	296	7,796
Less amount representing interest	(34)	(1,085)
Present value of lease liabilities	$262	$6,711

Accrued expenses and other current liabilities	$235	$—
Operating lease liabilities, current	—	2,614
Operating lease liabilities, noncurrent	—	4,097
Other long-term liabilities	27	—
Total lease liabilities	$262	$6,711
9. Commitments and Contingencies
Purchase Commitments
The Company has an outstanding purchase commitment with Amazon Web Services (“AWS”) to support its cloud infrastructure in conjunction with the consolidation and elimination of a substantial portion of its physical cloud infrastructure formerly maintained around the United States, Canada and the UK. Total expense with AWS for the three months ended June 30, 2019 and June 30, 2018 were approximately $1.3 million and $0.9 million, respectively, and for the six months ended June 30, 2019 and June 30, 2018 were approximately $2.7 million and $1.5 million, respectively. The remaining purchase obligation after June 30, 2019 through June 30, 2021 is $2.7 million.
In addition, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC for the three months ended June 30, 2019 and June 30, 2018 totaling $1.2 million and $0.8 million, respectively, and for the six months ended June 30, 2019 and June 30, 2018 were approximately $2.5 million and $1.6 million, respectively. The remaining purchase obligation after June 30, 2019 through December 31, 2019 is $2.4 million. See Note 12 — Related Party Transactions for more information regarding our purchase commitment to this related party.
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. At this time, the Company is not involved in any current or pending legal proceedings, and does not anticipate any legal proceedings, that may have a material adverse affect on the consolidated financial position or results of operations of the Company.

10. Stockholders' Equity
Registration Statement
On December 12, 2018, the Company filed a registration statement on Form S-3 (File No. 333-228767) (the “S-3”), to register Upland securities in an aggregate amount of up to $250.0 million for offerings from time to time. On May 13, 2019, the Company completed a registered underwritten public offering pursuant to the S-3 of 3,795,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $42.00 per share. This included the 495,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The net proceeds of the offering of $151.1 million, net of issuance costs of $8.3 million, will be used for general business purposes, including the funding of future acquisitions.

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
We have a foreign currency denominated intercompany loan that was used to fund the acquisition of a foreign subsidiary in October 2018. Due to the long-term nature of the loan, the foreign currency gains (losses) resulting from re-measurement are recognized as a component of accumulated other comprehensive income (loss). During the three and six months ended June 30, 2019, a foreign currency translation adjustment loss of $3.0 million and $0.0 million, respectively, was recognized as a component of accumulated other comprehensive income (loss) related to this long-term intercompany loan.
Stock-Based Compensation
The Company recognized stock-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$353	$190	$513	$268
Research and development	632	375	953	488
Sales and marketing	365	154	504	199
General and administrative	5,551	3,303	9,559	5,644
Total	$6,901	$4,022	$11,529	$6,599
Restricted Stock Awards
Restricted share activity during the six months ended June 30, 2019 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2018	997,014	$23.93
Awards vested	(219,987)	24.26
Awards forfeited	(3,167)	26.92
Unvested balances at June 30, 2019	773,860	$23.82

Restricted Stock Units
During the six months ended June 30, 2019 the Company granted restricted stock units under its 2014 Stock Incentive Plan, in lieu of restricted stock awards, primarily for stock plan administrative purposes. Restricted stock unit activity during the six months ended June 30, 2019 was as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2018	—	$—
Units granted	961,495	39.15
Units vested	(70,166)	34.94
Unvested balances at June 30, 2019	891,329	$39.48
Stock Option Activity
Stock option activity during the six months ended June 30, 2019 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2018	408,899	$8.08
Options exercised	(62,242)	6.77
Options forfeited	(556)	7.74
Options expired	(309)	1.49
Outstanding at June 30, 2019	345,792	$8.33
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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. As of June 30, 2019 and December 31, 2018, unbilled receivables were $4.0 million and $3.7 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for a particular customer agreement for initial contracts are amortized over the expected life of the customer relationships, which has been determined to be approximately 6 years based on historical data and managements judgment, once revenue recognition criteria are met. We utilized the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the six months ended June 30, 2019.
The following table presents the activity impacting deferred commissions for the six months ended June 30, 2019 (in thousands):

June 30, 2019
Deferred commissions beginning balance	$8,925
Capitalized deferred commissions	4,047
Amortization of deferred commissions	(1,735)
Deferred commissions ending balance	$11,237
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.

Deferred revenue is mainly unearned revenue related to subscription services and support services. During the six months ended June 30, 2019, we recognized $39.5 million and $2.2 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period. During the six months ended June 30, 2018, we recognized $39.7 million of subscription services that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of June 30, 2019, approximately $161.1 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 71% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Subscription and support:
United States	$34,436	$26,471	$64,275	$48,719
United Kingdom	9,432	1,494	18,748	2,762
Canada	1,348	1,531	3,732	2,729
Other International	3,499	3,658	6,943	6,673
Total subscription and support revenue	48,715	33,154	93,698	60,883
Perpetual license:
United States	484	378	1,052	1,018
United Kingdom	8	40	17	90
Canada	15	40	57	180
Other International	68	225	106	1,021
Total perpetual license revenue	575	683	1,232	2,309
Professional services:
United States	2,555	1,567	4,535	3,206
United Kingdom	693	69	1,184	150
Canada	172	161	292	348
Other International	303	312	565	665
Total professional service revenue	3,723	2,109	6,576	4,369
Total revenue	$53,013	$35,946	$101,506	$67,561
12. Related Party Transactions
We are a party to two agreements with companies controlled by a non-management investor in the Company:

•
On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement with DevFactory FZ LLC ("DevFactory") to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017. DevFactory is an affiliate of ESW Capital

LLC, which holds more than 5% of the Company's capital stock. The Company has an outstanding purchase commitment in 2019 for software development services pursuant to this agreement in the amount of $4.9 million. For years after 2019, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2019 total revenues increase by 10% as compared to 2018 total revenues, then the 2020 purchase commitment will increase by approximately $0.5 million from the 2019 purchase commitment amount to approximately $5.4 million. The Company purchased software development services pursuant to this agreement with DevFactory of $1.2 million and $0.8 million during the three months ended June 30, 2019 and June 30, 2018, respectively, and $2.5 million and $1.6 million during the six months ended June 30, 2019 and June 30, 2018, respectively.

•
The Company purchased services from Crossover, Inc. ("Crossover"), a company controlled by ESW Capital, LLC (a non-management investor) during the three months ended June 30, 2019 and June 30, 2018 of approximately $0.9 million and $0.8 million, respectively, and during the six months ended June 30, 2019 and June 30, 2018 approximately $1.9 million and $1.6 million, respectively. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. While there are no purchase commitments with Crossover, the Company continues to use its services in 2019.

The Company has an arrangement with a former subsidiary, Visionael Corporation ("Visionael"), to provide management, human resource, payroll and administrative services. John T. McDonald, the Company's Chief Executive Officer and Chairman of the Board, beneficially holds an approximate 26.18% interest in Visionael. The Company received fees from this arrangement during the three months ended June 30, 2019 and June 30, 2018 totaling $15,000 and $15,000, respectively, and during the six months ended June 30, 2019 and June 30, 2018 totaling $30,000 and $30,000, respectively.
13. Subsequent Events
On August 6, 2019, we entered into a new fully-drawn $350 million, 7 year, senior secured term loan B facility and a new undrawn $60 million, 5 year, revolving credit facility. The new credit facilities replaced our existing Credit Facility and paid off all outstanding amounts under our existing Credit Facility at closing.
In conjunction with our new $350 million, 7 year, term credit facility we entered into an interest rate hedge instrument for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our new $60 million, 5 year, revolving credit facility remains floating.

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
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in the product solution categories listed above, each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in 2012 to $149.9 million in 2018 (and to $101.5 million for the six months ended June 30, 2019), representing an approximate 558% growth rate between 2012 and 2018. Historically, our revenues have been primarily generated in the United States, however, as a result of acquisitions made over the past three years of companies with more international presence, domestic revenue as a percentage of total revenue has decreased. During the six months ended June 30, 2019 foreign revenue as a percent of total revenue increased to 31% compared to 22% during the year ended December 31, 2018. The increase in foreign revenue as a percent of total revenue is due to the acquisitions of Rant & Rave and Adestra during the fourth quarter of 2018, as a majority of each company's operations reside outside the United States. See Note 11. Revenue Recognition in the notes to our unaudited condensed consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions within our core enterprise solution suites of complementary technologies and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. Consistent with our growth strategy, we have made twenty-two acquisitions from February 2012 through June 30, 2019.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Reconciliation of net income (loss) to Adjusted EBITDA:
Net loss	$(5,369)	$(5,230)	$(13,199)	$(8,391)
Add:
Depreciation and amortization expense	7,765	5,045	15,152	9,217
Interest expense, net	5,246	3,143	10,362	5,637
Other expense (income), net	692	524	1,453	221
Provision for income taxes	(6,101)	872	(6,713)	1,383
Stock-based compensation expense	6,901	4,022	11,529	6,599
Acquisition-related expense	9,264	3,140	16,987	6,242
Purchase accounting deferred revenue discount	685	1,029	1,282	2,418
Adjusted EBITDA	$19,083	$12,545	$36,853	$23,326
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$48,715	92%	$33,154	92%	$93,698	92%	$60,883	90%
Perpetual license	575	1%	683	2%	1,232	1%	2,309	3%
Total product revenue	49,290	93%	33,837	94%	94,930	93%	63,192	93%
Professional services	3,723	7%	2,109	6%	6,576	7%	4,369	7%
Total revenue	53,013	100%	35,946	100%	101,506	100%	67,561	100%
Cost of revenue:
Subscription and support (1)(3)	14,622	28%	9,580	27%	27,896	27%	18,829	28%
Professional services (1)	1,961	3%	1,269	3%	3,475	4%	2,665	4%
Total cost of revenue	16,583	31%	10,849	30%	31,371	31%	21,494	32%
Gross profit	36,430	69%	25,097	70%	70,135	69%	46,067	68%
Operating expenses:
Sales and marketing (1)	7,989	15%	5,248	15%	14,971	15%	9,656	14%
Research and development (1)	7,008	13%	5,286	15%	13,406	13%	10,177	15%
Refundable Canadian tax credits	(85)	—%	(203)	(1)%	(171)	—%	(305)	—%
General and administrative (1)(2)	12,042	23%	8,464	24%	22,036	22%	15,464	23%
Depreciation and amortization	5,744	11%	3,853	11%	11,003	11%	5,983	9%
Acquisition-related expenses	9,264	17%	3,140	8%	16,987	16%	6,242	9%
Total operating expenses	41,962	79%	25,788	72%	78,232	77%	47,217	70%
(Loss) from operations	(5,532)	(10)%	(691)	(2)%	(8,097)	(8)%	(1,150)	(2)%
Other Expense:
Interest expense, net	(5,246)	(10)%	(3,143)	(9)%	(10,362)	(10)%	(5,637)	(8)%
Other income (expense), net	(692)	(1)%	(524)	(1)%	(1,453)	(2)%	(221)	(1)%
Total other expense	(5,938)	(11)%	(3,667)	(10)%	(11,815)	(12)%	(5,858)	(9)%
Loss before provision for income taxes	(11,470)	(21)%	(4,358)	(12)%	(19,912)	(20)%	(7,008)	(11)%
Benefit from (provision for) income taxes	6,101	11%	(872)	(3)%	6,713	7%	(1,383)	(1)%
Net loss	$(5,369)	(10)%	$(5,230)	(15)%	$(13,199)	(13)%	$(8,391)	(12)%
Net loss per common share, basic and diluted	$(0.24)		$(0.26)		$(0.61)		$(0.42)
Weighted-average common shares outstanding, basic and diluted	22,619,805		19,901,599		21,531,216		19,830,401

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 10 — Stockholders' Equity.
(2) Includes General and administrative stock-based compensation of $5.6 million and $3.3 million for the three months June 30, 2019 and June 30, 2018, respectively, and $9.6 million and $5.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 12% and 14% for the three months ended June 30, 2019 and June 30, 2018, respectively, and 12% and 14% for the six months ended June 30, 2019 and June 30, 2018, respectively.

(3) Includes depreciation and amortization of $2.0 million and $1.2 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $4.1 million and $3.2 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$48,715	$33,154	47%	$93,698	$60,883	54%
Perpetual license	575	683	(16)%	1,232	2,309	(47)%
Total product revenue	49,290	33,837	46%	94,930	63,192	50%
Professional services	3,723	2,109	77%	6,576	4,369	51%
Total revenue	$53,013	$35,946	47%	$101,506	$67,561	50%

Percentage of revenue:
Subscription and support	92%	92%		92%	90%
Perpetual license	1%	2%		1%	3%
Total product revenue	93%	94%		93%	93%
Professional services	7%	6%		7%	7%
Total revenue	100%	100%		100%	100%
For the Three Months Ended June 30, 2019
Total revenue was $53.0 million in the three months ended June 30, 2019, compared to $35.9 million in the three months ended June 30, 2018, an increase of $17.1 million, or 47%. The acquisitions not fully in the comparative period contributed $15.2 million to the increase after the reduction of $0.7 million purchase accounting deferred revenue discount in the three months ended June 30, 2019. Therefore, total revenue for the organic business increased by $1.9 million, or 5%.
Subscription and support revenue was $48.7 million in the three months ended June 30, 2019, compared to $33.2 million in the three months ended June 30, 2018, an increase of $15.6 million, or 47%. The acquisitions not fully in the comparative period contributed $14.0 million to the increase in subscription and support revenue after the reduction of $0.7 million purchase accounting deferred revenue discount in the three months ended June 30, 2019. Therefore, subscription and support revenue for the organic business increased by $1.6 million, or 5%.
Perpetual license revenue was $0.6 million in the three months ended June 30, 2019, compared to $0.7 million in the three months ended June 30, 2018. The acquisitions not fully in the comparative period contributed no perpetual license revenue in the three months ended June 30, 2019. Therefore, perpetual license revenue for the organic business decreased by $0.1 million, or 16%.
Professional services revenue was $3.7 million in the three months ended June 30, 2019, compared to $2.1 million in the three months ended June 30, 2018, an increase of $1.6 million, or 77%. The acquisitions not fully in the comparative period contributed $1.1 million to the increase in professional services revenue in the three months ended June 30, 2019. Therefore, professional services revenue for the organic business increased by $0.5 million, or 23%.
For the Six Months Ended June 30, 2019
Total revenue was $101.5 million in the six months ended June 30, 2019, compared to $67.6 million in the six months ended June 30, 2018, an increase of $33.9 million, or 50%. The acquisitions not fully in the comparative period contributed $30.4 million to the increase after the reduction of $1.3 million purchase accounting deferred revenue discount in the six months ended June 30, 2019. Therefore, total revenue for the organic business increased by $3.5 million, or 6%.
Subscription and support revenue was $93.7 million in the six months ended June 30, 2019, compared to $60.9 million in the six months ended June 30, 2018, an increase of $32.8 million, or 54%. The acquisitions not fully in the comparative period contributed $28.7 million to the increase in subscription and support revenue after the reduction of $1.3 million purchase accounting deferred revenue discount in the six months ended June 30, 2019. Therefore, subscription and support revenue for the organic business increased by $4.1 million, or 7%.

Perpetual license revenue was $1.2 million in the six months ended June 30, 2019, compared to $2.3 million in the six months ended June 30, 2018. The acquisitions not fully in the comparative period contributed no perpetual license revenue in the six months ended June 30, 2019. Therefore, perpetual license revenue for the organic business decreased by $1.2 million, or 47%.
Professional services revenue was $6.6 million in the six months ended June 30, 2019, compared to $4.4 million in the six months ended June 30, 2018, an increase of $2.2 million, or 51%. The acquisitions not fully in the comparative period contributed $1.7 million to the increase in professional services revenue in the six months ended June 30, 2019. Therefore, professional services revenue for the organic business increased by $0.5 million, or 11% .
Cost of Revenue and Gross Profit Percentage

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$14,622	$9,580	53%	$27,896	$18,829	48%
Professional services	1,961	1,269	55%	3,475	2,665	30%
Total cost of revenue	16,583	10,849	53%	31,371	21,494	46%
Gross profit	$36,430	$25,097	45%	$70,135	$46,067	52%

Percentage of total revenue:
Subscription and support (1)	28%	27%		27%	28%
Professional services	3%	3%		4%	4%
Total cost of revenue	31%	30%		31%	32%
Gross profit	69%	70%		69%	68%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$238	$427		$519	$863
Amortization	$1,783	$765		$3,630	$2,370
Stock Compensation	$353	$190		$513	$268
For the Three Months Ended June 30, 2019
Cost of subscription and support revenue was $14.6 million in the three months ended June 30, 2019, compared to $9.6 million in the three months ended June 30, 2018, an increase of $5.0 million, or 53%. The acquisitions not fully in the comparative period contributed $4.1 million to the increase to cost of subscription and support revenue, primarily related to mobile messaging costs associated with the newly acquired Rant & Rave product line, increased amortization of acquired intangible assets in the three months ended June 30, 2019 related to the acquisitions not fully in the comparative period, and increased hosting and infrastructure costs associated with the newly acquired Rant & Rave, Adestra, PostUp, and Kapost product lines. Therefore, cost of subscription and support revenue for the organic portion of our business increased by $0.9 million, primarily related to an increase in mobile messaging costs associated with the Upland Mobile Messaging product line.
Cost of professional services revenue was $2.0 million in the three months ended June 30, 2019, compared to $1.3 million in the three months ended June 30, 2018, an increase of $0.7 million, or 55%. The acquisitions not fully in the comparative period contributed $0.6 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs in the three months ended June 30, 2019. Therefore, cost of professional services revenue for the organic portion of our business increased by $0.1 million, primarily related to outsourced contractor fees.
For the Six Months Ended June 30, 2019
Cost of subscription and support revenue was $27.9 million in the six months ended June 30, 2019, compared to $18.8 million in the six months ended June 30, 2018, an increase of $9.1 million, or 48%. The acquisitions not fully in the comparative period contributed $8.9 million to the increase to cost of subscription and support revenue, primarily related to mobile messaging costs associated with the newly acquired Rant & Rave product line, increased amortization of acquired intangible assets in the six months ended June 30, 2019 related to the acquisitions not fully in the comparative period, and increased hosting and infrastructure costs associated with the newly acquired Rant & Rave, Adestra, PostUp, and Kapost product lines. Therefore, cost of subscription and support revenue for the organic portion of our business increased by $0.2 million, primarily related to an increase in mobile messaging costs associated with the Upland Mobile Messaging product line.
Cost of professional services revenue was $3.5 million in the six months ended June 30, 2019, compared to $2.7 million in the six months ended June 30, 2018, an increase of $0.8 million, or 30%. The acquisitions not fully in the comparative period contributed $0.9 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs in the six months ended June 30, 2019. Therefore, cost of professional services revenue for the organic portion of our business decreased by $0.1 million, primarily related to personnel and related expenses, most of which were the result of our planned operating efficiencies.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Sales and marketing (1)	$7,989	$5,248	52%	$14,971	$9,656	55%
Percentage of total revenue	15%	15%		15%	14%

(1) Includes stock compensation expense as follows:
Stock Compensation	$365	$154		$504	$199
For the Three Months Ended June 30, 2019
Sales and marketing expense was $8.0 million in the three months ended June 30, 2019, compared to $5.2 million in the three months ended June 30, 2018, an increase of $2.8 million, or 52%. The acquisitions not fully in the comparative period contributed $2.0 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in the three months ended June 30, 2019. Therefore, sales and marketing expense for the organic portion of our business increased by $0.8 million, primarily related to personnel and related costs as well as sales systems and tools.
For the Six Months Ended June 30, 2019
Sales and marketing expense was $15.0 million in the six months ended June 30, 2019, compared to $9.7 million in the six months ended June 30, 2018, an increase of $5.3 million, or 55%. The acquisitions not fully in the comparative period contributed $3.4 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in the six months ended June 30, 2019. Therefore, sales and marketing expense for the organic portion of our business increased by $1.9 million, primarily related to personnel and related costs as well as sales systems and tools.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Research and development (1)	$7,008	$5,286	33%	$13,406	$10,177	32%
Refundable Canadian tax credits	(85)	(203)	(58)%	(171)	(305)	(44)%
Total research and development	$6,923	$5,083	36%	$13,235	$9,872	34%

Percentage of total revenue:
Research and development	13%	15%		13%	15%
Refundable Canadian tax credits	—%	(1)%		—%	—%
Total research and development	13%	14%		13%	15%

(1) Includes stock compensation expense as follows:
Stock Compensation	$632	$375		$953	$488
For the Three Months Ended June 30, 2019
Research and development expense was $7.0 million in the three months ended June 30, 2019, compared to $5.3 million in the three months ended June 30, 2018, an increase of $1.7 million, or 33%. The acquisitions not fully in the comparative period contributed $1.4 million to the increase in research and development expense primarily consisting of personnel and related costs in the three months ended June 30, 2019. Therefore, research and development costs for the organic portion of our business increased by $0.3 million primarily related to an increase in non-cash stock compensation expense.
Refundable Canadian tax credits were $0.1 million in the three months ended June 30, 2019, compared to $0.2 million in the three months ended June 30, 2018.
For the Six Months Ended June 30, 2019
Research and development expense was $13.4 million in the six months ended June 30, 2019, compared to $10.2 million in the six months ended June 30, 2018, an increase of $3.2 million, or 32%. The acquisitions not fully in the comparative period contributed $2.9 million to the increase in research and development expense primarily consisting of personnel and related costs in the six months ended June 30, 2019. Therefore, research and development costs for the organic portion of our business increased by $0.3 million primarily related to an increase in non-cash stock compensation expense.
Refundable Canadian tax credits were $0.2 million in the six months ended June 30, 2019, compared to $0.3 million in the six months ended June 30, 2018.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
General and administrative (1)	$12,042	$8,464	42%	$22,036	$15,464	42%
Percentage of total revenue	23%	24%		22%	23%

(1) Includes stock compensation expense as follows:
Stock Compensation	$5,551	$3,303		$9,559	$5,644
For the Three Months Ended June 30, 2019
General and administrative expense was $12.0 million in the three months ended June 30, 2019, compared to $8.5 million in the three months ended June 30, 2018, an increase of $3.5 million, or 42%. An increase in general administrative expense of $0.5 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related costs and administrative expenses in the three months ended June 30, 2019. Therefore, general and administrative expense for the organic portion of our business increased by $3.0 million, which was driven primarily by non-cash stock compensation expense and personnel related expenses.
For the Six Months Ended June 30, 2019
General and administrative expense was $22.0 million in the six months ended June 30, 2019, compared to $15.5 million in the six months ended June 30, 2018, an increase of $6.6 million, or 42%. An increase in general administrative expense of $1.3 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related costs and administrative expenses in the six months ended June 30, 2019. Therefore, general and administrative expense for the organic portion of our business increased by $5.3 million, which was driven primarily by non-cash stock compensation expense and personnel related expenses.
Depreciation and Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$323	$133	143%	$592	$253	134%
Amortization	5,421	3,720	46%	10,411	5,731	82%
Total depreciation and amortization	$5,744	$3,853	49%	$11,003	$5,984	84%

Percentage of total revenue:
Depreciation	1%	1%		1%	1%
Amortization	10%	10%		10%	8%
Total depreciation and amortization	11%	11%		11%	9%
For the Three Months Ended June 30, 2019
Depreciation and amortization expense was $5.7 million in the three months ended June 30, 2019, compared to $3.9 million in the three months ended June 30, 2018, an increase of $1.9 million, or 49%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $2.4 million in the three months ended June 30, 2019, while the depreciation and amortization expense for the organic portion of our business decreased by $0.5 million as a result of assets acquired in earlier years becoming fully amortized or depreciated.

For the Six Months Ended June 30, 2019
Depreciation and amortization expense was $11.0 million in the six months ended June 30, 2019, compared to $6.0 million in the six months ended June 30, 2018, an increase of $5.0 million, or 84%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $5.2 million in the six months ended June 30, 2019, while the depreciation and amortization expense for the organic portion of our business decreased by $0.2 million as a result of assets acquired in earlier years becoming fully amortized or depreciated.
Acquisition-related Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Acquisition-related expenses	$9,264	$3,140	195%	$16,987	$6,242	172%
Percentage of total revenue	17%	8%		16%	9%
For the Three Months Ended June 30, 2019
Acquisition related expense was $9.3 million in the three months ended June 30, 2019, compared to $3.1 million in the three months ended June 30, 2018, an increase of $6.2 million, or 195%. These acquisition related expenses vary by acquisition and are expensed as incurred. We typically incur acquisition-related expenses for the first year subsequent to each acquisition, with the majority of these costs being incurred within 6 to 9 months from the date of acquisition. These expenses can vary based on the size and timing of each transaction.
For the Six Months Ended June 30, 2019
Acquisition related expense was $17.0 million in the six months ended June 30, 2019, compared to $6.2 million in the six months ended June 30, 2018, an increase of $10.8 million, or 172%. These acquisition related expenses vary by acquisition and are expensed as incurred. We typically incur acquisition-related expenses for the first year subsequent to each acquisition, with the majority of these costs being incurred within 6 to 9 months from the date of acquisition. These expenses can vary based on the size and timing of each transaction.
Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(5,246)	$(3,143)	67%	$(10,362)	$(5,637)	84%
Other income (expense), net	(692)	(524)	32%	(1,453)	(221)	557%
Total other expense	$(5,938)	$(3,667)	62%	$(11,815)	$(5,858)	102%

Percentage of total revenue:
Interest expense, net	(10)%	(9)%		(10)%	(8)%
Other income (expense), net	(1)%	(1)%		(2)%	(1)%
Total other expense	(11)%	(10)%		(12)%	(9)%
For the Three Months Ended June 30, 2019
Interest expense was $5.2 million in the three months ended June 30, 2019, compared to $3.1 million in the three months ended June 30, 2018, an increase in interest expense of $2.1 million, or 67%. The increase is attributable to increased borrowing under our expanded credit facility used to fund our acquisitions.

Other expense was $0.7 million in the three months ended June 30, 2019, compared to other expense of $0.5 million in the three months ended June 30, 2018. Other expense was recognized in the three months ended June 30, 2019 due primarily to a foreign currency exchange losses related to our UK entities.
For the Six Months Ended June 30, 2019
Interest expense was $10.4 million in the six months ended June 30, 2019, compared to $5.6 million in the six months ended June 30, 2018, an increase in interest expense of $4.8 million, or 84%. The increase is attributable to increased borrowing under our expanded credit facility used to fund our acquisitions.
Other expense was $1.5 million in the six months ended June 30, 2019, compared to other expense of $0.2 million in the six months ended June 30, 2018. Other expense was recognized in the three months ended June 30, 2019 due primarily to a foreign currency exchange losses related to our UK entities.
Benefit from (Provision for) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(dollars in thousands)
Benefit from (provision for) income taxes	$6,101	$(872)	(800)%	$6,713	$(1,383)	(585)%
Percentage of total revenue	11%	(3)%		7%	(1)%
For the Three Months Ended June 30, 2019
Benefit for income taxes was $6.1 million in the three months ended June 30, 2019, compared to a provision for income taxes of $0.9 million in the three months ended June 30, 2018, a decrease of $7.0 million. The change in provision was due primarily to decreases related to losses expected to be generated in the United Kingdom for the year, the release of valuation allowance attributable to acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance, and increases related to the addition of profitable operations in Ireland and Israel.
For the Six Months Ended June 30, 2019
Benefit for income taxes was $6.7 million in the six months ended June 30, 2019, compared to a provision for income taxes of $1.4 million in the six months ended June 30, 2018, a decrease of $8.1 million. The change in provision was due primarily to decreases related to losses expected to be generated in the United Kingdom for the year, the release of valuation allowance attributable to acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance, and increases related to the addition of profitable operations in Ireland and Israel.

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
As of June 30, 2019, we had cash and cash equivalents of $108.4 million, $30.0 million of available borrowings under our loan and security agreements (excluding the $55.0 million uncommitted Accordion in our Credit Agreement), and $309.5 million of borrowings outstanding under our loan and security agreements. As of December 31, 2018, we had cash and cash equivalents of $16.7 million, $60.0 million of available borrowings under our loan and security agreements (excluding the $55.0 million uncommitted Accordion in our Credit Agreement), and $283.2 million of borrowings outstanding under our loan and security agreements. Our cash and cash equivalents held by our foreign subsidiaries was $21.4 million as of June 30, 2019. If these funds are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of June 30, 2019 and December 31, 2018, we had a working capital surplus of $49.5 million and deficit of $40.4 million, respectively, which included $59.6 million and $57.6 million of deferred revenue recorded as a current liability as of June 30, 2019 and December 31, 2018, respectively. This deferred revenue will be recognized as revenue in future periods in accordance with our revenue recognition policy.
Credit Facility
On May 14, 2015, we entered into a credit agreement (the “Credit Facility”) between the Company, certain of its subsidiaries, and each of the lenders named in the Credit Facility. From time to time we enter into amendments to the Credit Facility typically to expand the available borrowing limit in order to fund the Company's acquisitions. As of June 30, 2019 the Credit Facility, as amended, provides for $400.0 million in borrowing capacity, including a $309.5 million outstanding term loan including a fully drawn $30.0 million delayed draw term loan commitment, a $30.0 million revolving loan commitment, and a $55.0 million uncommitted accordion. Our Credit Facility matures on August 2, 2022.
The credit facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The credit facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of June 30, 2019 we were in compliance with all covenants under the Credit Facility. See Note 6 - Debt for more information regarding our Credit Facility and outstanding debt as of June 30, 2019.
On August 6, 2019, we entered into a new $350 million, 7 year, senior secured term loan B facility and a new undrawn $60 million, 5 year, revolving credit facility. The new credit facilities replaced our existing Credit Facility and paid off all outstanding amounts under our existing Credit Facility at closing. See Note 13 - Subsequent Events in the notes to our unaudited condensed consolidated financial statements for more information regarding the pay off of borrowings under our old Credit Facitliy in connection with entering into our new credit facility subsequent to June 30, 2019.
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

On May 13, 2019, we completed a registered underwritten public offering pursuant to the S-3 of 3,795,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $42.00 per share. This included the 495,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The net proceeds of the offering of $151.1 million, net of issuance costs of $8.3 million, will be used for general business purposes, including the funding of future acquisitions.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$5,396	$3,740
Net cash used in investing activities	(83,188)	(45,877)
Net cash provided by financing activities	168,617	39,220
Effect of exchange rate fluctuations on cash	798	(372)
Change in cash and cash equivalents	91,623	(3,289)
Cash and cash equivalents, beginning of period	16,738	22,326
Cash and cash equivalents, end of period	$108,361	$19,037
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
Our cash provided by operating activities for the six months ended June 30, 2019 primarily reflects our net loss of $13.2 million plus non-cash expenses that included $15.2 million of depreciation and amortization, $11.5 million of non-cash stock compensation expense, $1.7 million of amortization of deferred commissions, and $0.6 million of non-cash interest and other expense, partially offset by $12.0 million of deferred income taxes, of which approximately $5.9 million relates to a decrease in deferred tax liabilities, and $0.2 million of foreign currency re-measurement gains. Working capital sources of cash included a $8.4 million decrease in accounts receivable and $2.4 million decrease in prepaids and other. Working capital uses of cash included a $0.5 million decrease in accounts payable, a $2.7 million decrease in deferred revenue and a $5.8 million decrease in accrued expenses, which includes $1.6 million of acquisition related earn-out payments.
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
For the six months ended June 30, 2019, cash used in investing activities consisted of $82.8 million associated with a acquisitions closed during the three months ended December 31, 2018 and two acquisitions closed during the six months ended June 30, 2019, and purchases of property and equipment of $0.4 million.
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
During the six months ended June 30, 2019, we borrowed $39.3 million of term loans payable, of which $13.7 million were repaid, received net cash of $151.5 million from issuance of stock, primarily related to the offering described in the “Registration Statement” section above, paid $3.3 million in additional consideration to sellers of acquired businesses, paid $4.8 million in taxes related to net share settlements of restricted stock vesting events, and made principal payments of $0.4 million on finance leases.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2019 and June 30, 2018, respectively, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and six months ended June 30, 2019, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 9, 2019. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. Any draws under our loan and security agreements bear interest at a variable rate tied to the prime rate. As of June 30, 2019, we had a principal balance of $304.3 million under our U.S. Loan Agreement and $5.1 million under our Canadian Loan Agreement. Based on the principal balance outstanding on our Credit Facility as of June 30, 2019, a hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $0.3 million annually.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, which expose us to foreign exchange rate risk. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $3.0 million for the six months ended June 30, 2019. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

UPLAND SOFTWARE, INC.
Dated: August 9, 2019	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer