Form 10-Q
period 2019-09-30
Upland Software, Inc.
filed 2019-11-12
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
As of November 1, 2019, 25,261,093 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,306	$16,738
Accounts receivable (net of allowance of $1,478 and $1,405 at September 30, 2019 and December 31, 2018, respectively)	39,432	40,841
Deferred commissions, current	3,363	2,633
Unbilled receivables	4,827	3,694
Prepaid and other	4,898	3,382
Total current assets	165,826	67,288
Canadian tax credits receivable	2,885	1,573
Property and equipment, net	3,468	2,827
Operating lease right-of-use asset	5,692	—
Intangible assets, net	212,645	179,572
Goodwill	282,833	225,322
Deferred commissions, noncurrent	9,274	6,292
Other assets	789	324
Total assets	$683,412	$483,198
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,409	$3,494
Accrued compensation	6,430	6,581
Accrued expenses and other current liabilities	14,743	16,666
Deferred revenue	59,663	57,626
Due to sellers	17,383	17,267
Operating lease liabilities, current	2,045	—
Current maturities of notes payable (includes unamortized discount of $1,024 and $1,109 at September 30, 2019 and December 31, 2018, respectively)	2,476	6,015
Total current liabilities	106,149	107,649
Notes payable, less current maturities (includes unamortized discount of $7,333 and $2,381 at September 30, 2019 and December 31, 2018, respectively)	339,167	273,713
Deferred revenue, noncurrent	127	578
Operating lease liabilities, noncurrent	3,985	—
Noncurrent deferred tax liability, net	11,667	13,311
Other long-term liabilities	4,029	640
Total liabilities	465,124	395,891
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 25,261,093 and 21,489,112 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively)	3	2
Additional paid-in capital	344,637	180,481
Accumulated other comprehensive loss	(15,171)	(7,501)
Accumulated deficit	(111,181)	(85,675)
Total stockholders’ equity	218,288	87,307
Total liabilities and stockholders’ equity	$683,412	$483,198
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Subscription and support	$51,059	$33,919	$144,757	$94,802
Perpetual license	975	915	2,207	3,224
Total product revenue	52,034	34,834	146,964	98,026
Professional services	3,031	2,310	9,607	6,679
Total revenue	55,065	37,144	156,571	104,705
Cost of revenue:
Subscription and support	14,678	10,566	42,574	29,395
Professional services	1,995	1,517	5,470	4,182
Total cost of revenue	16,673	12,083	48,044	33,577
Gross profit	38,392	25,061	108,527	71,128
Operating expenses:
Sales and marketing	8,709	5,299	23,680	14,955
Research and development	7,434	5,400	20,840	15,577
Refundable Canadian tax credits	(133)	(99)	(304)	(404)
General and administrative	12,196	8,011	34,232	23,475
Depreciation and amortization	6,427	3,606	17,430	9,589
Acquisition-related expenses	7,457	2,497	24,444	8,739
Total operating expenses	42,090	24,714	120,322	71,931
Loss from operations	(3,698)	347	(11,795)	(803)
Other expense:
Interest expense, net	(5,517)	(3,118)	(15,879)	(8,755)
Loss on debt extinguishment	(2,317)	—	(2,317)	—
Other expense, net	(228)	(744)	(1,681)	(965)
Total other expense	(8,062)	(3,862)	(19,877)	(9,720)
Loss before provision for income taxes	(11,760)	(3,515)	(31,672)	(10,523)
Benefit from (provision for) income taxes	(547)	(735)	6,166	(2,118)
Net loss	$(12,307)	$(4,250)	$(25,506)	$(12,641)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.50)	$(0.21)	$(1.13)	$(0.63)
Weighted-average common shares outstanding, basic and diluted	24,568,483	20,089,919	22,550,232	19,916,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(12,307)	$(4,250)	$(25,506)	$(12,641)
Foreign currency translation adjustment	(1,293)	253	(681)	(2,427)
Unrealized translation loss on foreign currency denominated intercompany loans	(3,610)	—	(3,610)	—
Unrealized loss on interest rate swap	(3,379)	—	(3,379)	—
Comprehensive loss	$(20,589)	$(3,997)	$(33,176)	$(15,068)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2018	21,516,738	$2	$178,062	$(5,083)	$(83,227)	$89,754
Issuance of stock under Company plans, net of shares withheld for tax	72,662	—	(303)	—	—	(303)
Stock-based compensation	—	—	3,781	—	—	3,781
Foreign currency translation adjustment	—	—	—	253	—	253
Net loss	—	—	—	—	(4,250)	(4,250)
Balance at September 30, 2018	21,589,400	$2	$181,540	$(4,830)	$(87,477)	$89,235

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	20,768,401	$2	$174,944	$(2,403)	$(81,128)	$91,415
Issuance of stock under Company plans, net of shares withheld for tax	820,999	—	(3,763)	—	—	(3,763)
Issuance of stock, net of issuance costs	—	—	(21)	—	—	(21)
Stock-based compensation	—	—	10,380	—	—	10,380
Cumulative ASC 606 adjustments	—	—	—	—	6,292	6,292
Foreign currency translation adjustment	—	—	—	(2,427)	—	(2,427)
Net loss	—	—	—	—	(12,641)	(12,641)
Balance at September 30, 2018	21,589,400	$2	$181,540	$(4,830)	$(87,477)	$89,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	25,247,707	$3	$338,732	$(6,889)	$(98,874)	$232,972
Issuance of common stock in business combination	4,247	—	—	—	—	—
Issuance of stock under Company plans, net of shares withheld for tax	9,139	—	(1,243)	—	—	(1,243)
Issuance of stock, net of issuance costs	—	—	(39)	—	—	(39)
Stock-based compensation	—	—	7,187	—	—	7,187
Foreign currency translation adjustment	—	—	—	(1,293)	—	(1,293)
Unrealized translation loss on foreign currency denominated intercompany loans	—	—	—	(3,610)	—	(3,610)
Unrealized loss on interest rate swap	—	—	—	(3,379)	—	(3,379)
Net loss	—	—	—	—	(12,307)	(12,307)
Balance at September 30, 2019	25,261,093	$3	$344,637	$(15,171)	$(111,181)	$218,288

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	21,489,112	$2	$180,481	$(7,501)	$(85,675)	$87,307
Issuance of common stock in business combination	7,898	—	(30)	—	—	(30)
Issuance of stock under Company plans, net of shares withheld for tax	(30,917)	—	(5,643)	—	—	(5,643)
Issuance of stock, net of issuance costs	3,795,000	1	151,113	—	—	151,114
Stock-based compensation	—	—	18,716	—	—	18,716
Foreign currency translation adjustment	—	—	—	(681)	—	(681)
Unrealized translation loss on foreign currency denominated intercompany loans	—	—	—	(3,610)	—	(3,610)
Unrealized loss on interest rate swap	—	—	—	(3,379)	—	(3,379)
Net loss	—	—	—	—	(25,506)	(25,506)
Balance at September 30, 2019	25,261,093	$3	$344,637	$(15,171)	$(111,181)	$218,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(25,506)	$(12,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,722	14,604
Deferred income taxes	(11,176)	421
Amortization of deferred commissions	2,555	1,709
Foreign currency re-measurement loss	155	105
Non-cash interest and other expense	979	616
Non-cash stock compensation expense	18,716	10,380
Non-cash loss on debt extinguishment	2,317	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	6,405	3,173
Prepaids and other	(4,280)	(3,115)
Accounts payable	(903)	(679)
Accrued expenses and other liabilities	(5,037)	(7,097)
Deferred revenue	(2,893)	(2,679)
Net cash provided by operating activities	5,054	4,797
Investing activities
Purchase of property and equipment	(723)	(643)
Purchase of customer relationships	(438)	—
Purchase business combinations, net of cash acquired	(105,771)	(47,850)
Net cash used in investing activities	(106,932)	(48,493)
Financing activities
Payments on finance leases	(499)	(893)
Proceeds from notes payable, net of issuance costs	382,306	49,375
Payments on notes payable	(323,218)	(2,907)
Taxes paid related to net share settlement of equity awards	(6,108)	(4,642)
Issuance of common stock, net of issuance costs	151,549	858
Additional consideration paid to sellers of businesses	(5,886)	(4,294)
Net cash provided by financing activities	198,144	37,497
Effect of exchange rate fluctuations on cash	302	(38)
Change in cash and cash equivalents	96,568	(6,237)
Cash and cash equivalents, beginning of period	16,738	22,326
Cash and cash equivalents, end of period	$113,306	$16,089
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$17,554	$8,170
Cash paid for taxes	$2,185	$2,480
Sales commissions paid, net of amortization of deferred commissions	$3,712	$1,327
Noncash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$7,926	$7,106
Equipment acquired pursuant to capital lease obligations	$44	$—

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other period.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues for the three or nine months ended September 30, 2019, or more than 10% of accounts receivable as of September 30, 2019 or December 31, 2018.
Derivatives
In August 2019, in conjunction with entering into a new credit facility (see Note 6. Debt), the Company entered into a floating-to-fixed interest rate swap agreement to limit the exposure to interest rate risk related to our debt. The interest rate swap effectively converts the entire balance of the Company's $350 million term loan from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7 year term of the debt. ASC 815 requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship by comparing changes in fair value or cash flows of the derivative financial instrument with the changes in fair value or cash flows of the designated hedged item or transaction. All derivative financial instruments are recorded at fair value as a net asset or liability in the accompanying Consolidated Balance Sheets. The fair value of interest rate swap recorded in other liabilities at September 30, 2019 was $3.4 million.

The change in the fair value of the hedging instruments is recorded in Other comprehensive income. Amounts deferred in Other comprehensive income will be reclassified to Interest expense in the accompanying Consolidated Statements of Operations in the period in which the hedged item affects earnings.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within those annual reporting periods. Early adoption is permitted and in the original guidance the modified retrospective application was required, however, in July 2018 the FASB issued ASU 2018-11 which permits entities with another transition method in which the effective date would be the date of initial application of transition. Under this optional transition method, the Company would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach and the optional transition method. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward historical lease classifications.
Adoption of the new standard resulted in the recording operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheets, but did not have an impact on the Company's beginning retained earnings, consolidated statement of operations or statement of cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. As of September 30, 2019, total right-of-use assets related to our operating leases was $5.7 million and current and non-current operating lease liabilities were approximately $2.0 million and $4.0 million, respectively.

2. Acquisitions
The Company performs quantitative and qualitative analyses to determine the significance of each acquisition to the financial statements the Company. Based on these analyses the below acquisitions were deemed to be insignificant on an individual and cumulative basis, with the exception of Rapide Communication LTD, a private company limited by shares organized and existing under the laws of England and Wales doing business as Rant & Rave (“Rant & Rave”). Refer to “Pro Forma Financials” disclosed below.
2019 Acquisitions
Acquisitions completed during the nine months ended September 30, 2019 include the following:
•Postup Holdings - On April 18, 2019, the Company completed its purchase of the shares comprising the entire issued share capital of Postup Holdings, LLC, a Texas limited liability company (“Postup Holdings”), and Postup Digital, LLC, a Texas limited liability company (“Postup Digital”), an Austin-based company providing email and audience development solutions for publishing & media brands. Revenues recorded since the acquisition date through September 30, 2019 were approximately $5.4 million.
•Kapost - On May 24, 2019, the Company completed of its purchase of the shares comprising the entire issued share capital of Daily Inches, Inc., d/b/a Kapost, a Delaware corporation (“Kapost”), a leading content operations platform provider for sales and marketing. Revenues recorded since the acquisition date through September 30, 2019 were approximately $4.5 million.
•Cimpl - On August 21, 2019, the Company completed its purchase of the shares comprising the entire issued share capital of Cimpl, Inc., a Canadian corporation (“Cimpl”), a leading cloud-based telecom expense management platform. Revenues recorded since the acquisition date through September 30, 2019 were approximately $0.9 million.
•See Note 13. Subsequent Events for additional 2019 acquisitions completed subsequent to September 30, 2019.
2018 Acquisitions
Acquisitions completed during the year ended December 31, 2018 include the following:
•Interfax - On March 21, 2018, the Company’s wholly owned subsidiary, PowerSteering Software Limited, a limited liability company organized and existing under the laws of England and Wales (“PowerSteering UK”), completed its purchase of the shares comprising the entire issued share capital of Interfax Communications Limited ("Interfax"), an Irish-based software company providing secured cloud-based messaging solutions, including enterprise cloud fax and secure document distribution.
•RO Innovation - On June 27, 2018, the Company completed its purchase of RO Innovation, Inc. ("RO Innovation"), a cloud-based customer reference solution for creating, deploying, managing, and measuring customer reference and sales enablement content.
•Rant & Rave - On October 3, 2018, the Company’s wholly owned subsidiary, PowerSteering UK, completed its purchase of the shares comprising the entire issued voting share capital of Rant & Rave, a leading provider of cloud-based customer engagement solutions.

•Adestra - On December 12, 2018, the Company completed its purchase of Adestra Ltd. (“Adestra”), a leading provider of enterprise-grade email marketing, transaction and automation software.
Consideration
The following table summarizes the consideration transferred for the acquisitions described above (in thousands):

	Cimpl	Kapost	Postup Holdings	Adestra	Rant & Rave	RO Innovation	Interfax
Cash	$23,071	$45,000	$34,825	$55,242	$58,470	$12,469	$35,000
Holdback (1)	2,600	5,000	175	4,432	6,500	1,781	5,000
Contingent consideration (2)	—	—	—	—	—	—	—
Working capital adjustment	—	(601)	—	—	(211)	(87)	—
Total consideration	$25,671	$49,399	$35,000	$59,674	$64,759	$14,163	$40,000
(1)Represents cash holdbacks subject to indemnification claims that are payable 12 months from closing for Cimpl, Kapost, Postup, Adestra, Rant & Rave and RO Innovation and 18 months from closing for Interfax.
(2)Contingent consideration includes potential future earn-out payments related to the acquisition of RO Innovation for up to $7.5 million which was valued at $0.0 million as of the acquisition date based on the probability of attainment of future performance-based goals. During the nine months ended September 30, 2019 the Company paid $1.5 million based on the final valuation of this earn-out. In addition, during the year ended December 31, 2018 the Company incurred contingent consideration related to an asset acquisition in connection with our acquisition of Interfax as discussed under “Other Acquisitions” below. Refer to Note 3 for further discussion regarding the calculation of fair value of acquisition related earn-outs.
Unaudited Pro Forma Information
The pro forma statements of operations data for the three and nine months ended September 30, 2019 and September 30, 2018, shown in the table below, give effect to the Rant & Rave acquisition, described above, as if it had occurred at January 1, 2017. These amounts have been calculated after applying our accounting policies and adjusting the results of Rant & Rave to reflect: the reversal and deferral of commissions expense, the costs of debt financing incurred to acquire Rant & Rave, the additional intangible amortization and the adjustments to acquired deferred revenue that would have been recognized assuming the fair value adjustments had been applied and incurred since January 1, 2017. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.
The table below shows the pro forma statements of operations data, adjusted for the acquisition of Rant & Rave had the acquisition occurred in the year ended December 31, 2017, for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$55,065	$42,715	$156,571	$122,270
Net loss (1)	$(12,307)	$(5,833)	$(25,506)	$(15,888)
(1) While some recurring adjustments impact the pro forma figures presented, the decrease in pro forma net loss compared to our net loss presented on the consolidated statements of operations for the three and nine months ended September 30, 2019 and September 30, 2018 includes nonrecurring adjustments removing acquisition costs from 2018 and reflects these costs in the year ended December 31, 2017, the year the acquisition was assumed to be completed for pro forma purposes.
Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase accounting for the 2019 acquisition of Cimpl is preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects, specifically the valuation of intangible assets. The purchase accounting for the 2019 acquisitions of Kapost, Postup Holdings and the 2018 acquisitions of Adestra and Rant & Rave are preliminary due primarily to the tax impact related to the transactions not being finalized as of September 30, 2019. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete its purchase price allocations for Adestra and Rant & Rave in the fourth quarter of 2019, Kapost and Postup Holdings in the first quarter of 2020 and Cimpl in the second quarter of 2020.

The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions in 2018 and through the nine months ended September 30, 2019, as well as assets and liabilities (in thousands):

	Preliminary					Finalized
	Cimpl	Kapost	Postup Holdings	Adestra	Rant & Rave	RO Innovation	Interfax
Year Acquired	2019	2019	2019	2018	2018	2018	2018

Cash	$137	$—	$19	$145	$696	$197	$1,396
Accounts receivable	1,115	3,906	1,043	2,774	3,468	1,563	1,587
Other current assets	1,775	1,101	1,373	1,395	3,836	1,299	1,341
Operating lease right-of-use asset	—	2,136	—	—	—	—	—
Property and equipment	118	687	743	796	131	15	286
Customer relationships	12,181	23,735	10,667	27,542	29,981	6,688	22,577
Trade name	375	787	468	709	1,099	111	649
Technology	3,195	5,756	2,943	6,001	6,565	1,670	5,236
Noncompete agreements	—	—	—	—	—	1,148	—
Goodwill	12,778	21,542	22,105	29,218	32,589	7,568	13,862
Other assets	6	—	—	—	—	—	14
Total assets acquired	31,680	59,650	39,361	68,580	78,365	20,259	46,948
Accounts payable	(302)	(64)	(448)	(543)	(1,577)	(229)	(737)
Accrued expense and other	(1,168)	(1,689)	(530)	(1,723)	(6,114)	(1,921)	(2,847)
Deferred tax liabilities	(4,191)	(2,483)	(3,368)	(5,104)	(3,896)	(2,129)	(3,364)
Deferred revenue	(348)	(3,879)	(15)	(1,536)	(2,019)	(1,817)	—
Operating lease liabilities	—	(2,136)	—	—	—	—	—
Total liabilities assumed	(6,009)	(10,251)	(4,361)	(8,906)	(13,606)	(6,096)	(6,948)
Total consideration	$25,671	$49,399	$35,000	$59,674	$64,759	$14,163	$40,000
The company uses third party valuation consultants to determine the fair values of assets acquired and liabilities assumed. Tangible assets are valued at their respective carrying amounts, which approximates their estimated fair value. The valuation of identifiable intangible assets reflects management’s estimates based on, among other factors, use of established valuation methods. Customer relationships and are valued using the multi-period excess earnings method. Developed technology and trade names are valued using the relief-from-royalty method.
The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the nine months ended September 30, 2019 and the year ended December 31, 2018 (in years):

	Useful Life
	September 30, 2019	December 31, 2018
Customer relationships	9.5	9.8
Trade name	9.1	8.0
Developed technology	7.5	6.7
Noncompete agreements	0.0	3.0
Total weighted-average useful life	9.1	9.1
During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to management's estimates and assumptions. The change in the preliminary acquisition-date fair value of assets and liabilities for Adestra during the nine months ended September 30, 2019 was related primarily to a $3.3 million decrease in intangibles (customer relationships, trade name and technology) due to a change in valuation estimates.
The goodwill of $139.7 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes at the time of acquisition was $2.4 million for Interfax, $2.7 million for RO Innovation and $6.2 million for Postup Holdings. There was no Goodwill deductible for tax purposes for our Adestra, Rant & Rave, Kapost and Cimpl acquisitions.

Total transaction related expenses incurred with respect to acquisition activity during the three months ended September 30, 2019 and September 30, 2018 were $2.2 million and $0.2 million, respectively, and during the nine months ended September 30, 2019 and September 30, 2018 were $6.2 million and $2.8 million, respectively. Transaction related expenses, excluding integration and transformation costs, include expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses.
Other Acquisitions
From time to time we may purchase or sell customer relationships that meet certain criteria. During the nine months ended September 30, 2019 we completed customer relationship acquisitions totaling $1.2 million.
In connection with the acquisition of Interfax, the Company acquired certain assets and customer relationships of Interfax's U.S. reseller (“Marketech”) for $2.0 million, excluding potential future earn-out payments of $1.0 million valued at $0.3 million as of the acquisition dated based on the probability of attainment of future performance-based goals. During the nine months ended September 30, 2019 we paid $0.6 million based on the final valuation of this earn-out. Refer to Note 3. Fair Value Measurements for further discussion regarding the calculation of fair value of acquisition related earn-outs.
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
As of September 30, 2019 and December 31, 2018 the Company has contingent accrued earnout business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels or changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. Any gain (loss) related to subsequent changes in the fair value of contingent consideration is recorded in acquisition-related expense or other income (expense) in the Company's Condensed Consolidated Statement of Operations based on management's assessment of the nature of the liability. Earnout consideration liabilities are included in Due to sellers in the Company's Condensed Consolidated Balance Sheet.
On August 6, 2019, in connection with entering into the Company's new credit facility, as discussed further in Note 6. Debt, the Company entered into an interest rate swap for the full 7 year term, effectively fixing our interest rate at 5.4% for the full value of the $350 million term loan. The fair value of this swap is measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2.The fair value of the interest rate swap is included in other long term-liabilities on the Company's Condensed Consolidated Balance Sheet.
Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2019
	(unaudited)
	Level 1	Level 2	Level 3	Total
Liabilities
Interest rate swap liability	$—	$3,379	$—	$3,379

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities
Earnout consideration liability	$—	$—	$1,396	$1,396
The decrease in cash earnouts from December 31, 2018 to September 30, 2019 is related primarily to cash settlement of earnouts related to Marketech and RO Innovation.

The following table presents additional information about liabilities measured at fair value on a recurring basis and for which the Company has utilized significant unobservable (Level 3) inputs to determine fair value (in thousands):

September 30, 2019
(unaudited)
Balance at December 31, 2018	$1,396

Remeasurement adjustments:
Loss included in earnings	712

Acquisitions and settlements:
Settlements (1)	(2,108)
Balance at September 30, 2019	$—

(1)Includes a $1.5 million payment for the outstanding balance of earnout liabilities related to the acquisition of RO Innovation and a $0.6 million payment for the outstanding balance of earnout liabilities related to the Marketech asset purchase as describe in Note 2. Acquisitions.
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
Debt
The Company believes the carrying value of its long-term debt at September 30, 2019 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.
The estimated fair value and carrying value of the Company's debt, before debt discount, at September 30, 2019 and December 31, 2018 are $350.0 million and $283.2 million, respectively, based on valuation methodologies using interest rates currently available to the Company, which are Level 2 inputs.
4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the nine months ended September 30, 2019 are summarized in the table below (in thousands):

Balance at December 31, 2018	$225,322
Acquired in business combinations	56,425
Adjustment related to prior year business combinations	2,899
Foreign currency translation adjustment	(1,813)
Balance at September 30, 2019	$282,833

Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions. The $2.9 million adjustment to Goodwill during the nine months ended September 30, 2019 is primarily related to changes in the ASC 805 valuation of intangible assets in the prior year business combination of Adestra.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2019:
Customer relationships	1-10	$216,595	$46,278	$170,317
Trade name	1.5-10	7,381	3,740	3,641
Developed technology	4-8	59,612	21,595	38,017
Non-compete agreements	3	1,148	478	670
Total intangible assets		$284,736	$72,091	$212,645

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2018:
Customer relationships	1-10	$173,592	$30,650	$142,942
Trade name	1.5-10	6,113	3,334	2,779
Developed technology	4-7	48,943	16,049	32,894
Non-compete agreements	3	1,148	191	957
Total intangible assets		$229,796	$50,224	$179,572
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. There have been no indicators of impairment or change in useful life during the three and nine months ended September 30, 2019 and September 30, 2018, respectively. Total amortization expense during the three months ended September 30, 2019 and September 30, 2018 was $8.0 million and $4.8 million, respectively, and during the nine months ended September 30, 2019 and September 30, 2018 was $22.1 million and $12.9 million, respectively.
Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2019	$8,277
2020	31,373
2021	29,850
2022	27,425
2023	25,390
2024 and thereafter	90,330
Total	$212,645

5. Income Taxes
The Company’s income tax provision for the three and nine months ended September 30, 2019 and September 30, 2018 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

The tax provision of $0.5 million and tax benefit of $6.2 million recorded for the three and nine months ended September 30, 2019, respectively, is primarily related to the deferred tax benefit attributable to the release of valuation allowance and the deferred tax benefit of losses expected to be generated in the United Kingdom by entities acquired during the fourth quarter of 2018. These deferred tax benefits are offset by current income tax expense associated with our Canadian, Irish and Israeli operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The release of valuation allowance is attributable to ASC 805-740-30-3 and acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $5.9 million that had previously been offset by a valuation allowance.
The tax provision of $0.7 million and $2.1 million recorded for the three and nine months ended September 30, 2018, respectively, is primarily related to foreign income taxes associated with our Canadian, Irish and Israeli operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss.
The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at September 30, 2019 and September 30, 2018, respectively.
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
6. Debt
Long-term debt consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Senior secured loans (includes unamortized discount of $8,357 and $3,490 based on an imputed interest rate of 5.8% and 6.9%, at September 30, 2019 and December 31, 2018, respectively)	$341,643	$279,728
Less current maturities	(2,476)	(6,015)
Total long-term debt	$339,167	$273,713

Credit Facility
On August 6, 2019, the Company entered into a new credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a new $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of September 30, 2019. The Credit Facility replaced the Company's previous credit facility. All outstanding balances under our previous credit facility were paid off using proceeds from our new Credit Facility.
Payment terms
The Term Loan is repayable on a quarterly basis beginning on December 31, 2019 by an amount equal to 0.25% (1.00% per annum) of the aggregate principal amount of such loan. Any amount remaining unpaid is due and payable in full on August 6, 2026 (the “Term Loan Maturity Date”).
At the option of the Company, the Term Loan accrues interest at a per annum rate based on (i) the Base Rate plus a margin of 2.75% or (ii) the rate (not less than 0.00%) for Eurodollar deposits quoted on the LIBOR01 or LIBOR02 pages on the Reuters Screen, or as otherwise determined in accordance with the Credit Agreement (based on a period equal to 1, 2, 3 or 6 months or, if available and agreed to by all relevant Lenders and the Agent, 12 months or such period of less than 1 month) plus a margin of 3.75%. The Base Rate for any day is a rate per annum equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate (not less than 0.00%) in effect on such day plus ½ of 1.00%, and (ii) the Eurodollar rate for a one month interest period beginning on such day plus 1.00%.
Accrued interest on the loans will be paid quarterly or, with respect to loans that are accruing interest based on the Eurodollar rate, at the end of the applicable interest rate period.

Lenders under the Credit Facility are entitled to a premium in the event of certain prepayments or repricings of the Term Loan made within six months of the Closing in an amount equal to 1.0% times the aggregate principal amount of the initial Term Loan prepaid in connection with a repricing transaction or the aggregate principal amount of the initial Term Loan outstanding on such date that is subject to an effective pricing reduction pursuant to a repricing transaction, as applicable.
Interest rate swap
On August 6, 2019, the Company also entered into an interest rate hedge instrument for the full 7 year term, effectively fixing our interest rate at 5.4% for the Term Loan. The interest rate associated with our new $60 million, 5 year, the Revolver remains floating.
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At September 30, 2019, the fair value of the interest rate swap was $3.4 million liability as a result of a decline in short term interest rates and a continued flattening of the forward yield curve during the first nine months of 2019. In the next twelve months, the Company estimates that $0.5 million will be reclassified from Other comprehensive income and recorded as an increase/decrease to Interest expense.

Three Months Ended September 30, 2019
(Loss) gain recognized in Other comprehensive income on derivative financial instruments	$(3,379)
(Loss) gain reclassified from Other comprehensive income to Interest expense	$283
Total Interest expense in which the effects of cash flow hedges are recorded	$(3,162)
Revolver
Loans under the Revolver are available up to $60 million. The Revolver provides a subfacility whereby the Company may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $10,000,000 for the Company. The aggregate amount of outstanding Letters of Credit are reserved against the credit availability under the Maximum Revolver Amount.
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid.
Covenants
The Credit Agreement contains customary affirmative and negative covenants. The negative covenants limit the ability of the Loan Parties to, among other things (in each case subject to customary exceptions for a credit facility of this size and type):
•Incur additional indebtedness or guarantee indebtedness of others;
•Create liens on their assets;
•Make investments, including certain acquisitions;
•Enter into mergers or consolidations;
•Dispose of assets;
•Pay dividends and make other distributions on the Company’s capital stock, and redeem and repurchase the Company’s capital stock;
•Enter into transactions with affiliates; and
•Prepay indebtedness or make changes to certain agreements.

The Credit Agreement also contains a financial covenant that requires the Company to maintain a Total Leverage Ratio (the ratio of funded indebtedness as of such date less the amount of unrestricted cash and cash equivalents of the Company and its guarantors in an amount not to exceed $50,000,000, to adjusted EBITDA (calculated on a pro forma basis including giving effect to any acquisition)), measured on a quarter-end basis for each four consecutive fiscal quarters then ended, of not greater than 6.00 to 1.00. This financial covenant, however, is only in effect if, as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2019, the aggregate outstanding amount of all Loans and Letters of Credit under the Revolver facility at such time is equal to or greater than 35% of the aggregate outstanding revolving commitments as of the most recently ended fiscal quarter.
The Term Loan and Revolver are secured by substantially all of the Company's assets. As of September 30, 2019 the Company was in compliance with all covenants under the Credit Facility.
Cash interest costs averaged 6.3% and 6.6% for the nine months ended September 30, 2019 and for the year ended December 31, 2018, respectively.

As a result of the paydown of our previous credit facility, the Company was required to write off debt issuance cost of $2.3 million as Loss on debt extinguishment, related to the unamortized debt discount on our previous term loan.
7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net Loss	$(12,307)	$(4,250)	$(25,506)	$(12,641)
Denominator:
Weighted–average common shares outstanding, basic and diluted	24,568,483	20,089,919	22,550,232	19,916,907
Net loss per common share, basic and diluted	$(0.50)	$(0.21)	$(1.13)	$(0.63)
Due to the net losses for the three and nine months ended September 30, 2019 and September 30, 2018, respectively, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents as of September 30, 2019 and September 30, 2018:

	September 30,
	2019	2018
Stock options	330,590	410,506
Restricted stock awards	709,444	1,473,898
Restricted stock units (1)	903,643	—
Total anti–dilutive common share equivalents	1,943,677	1,884,404
(1)During the three and nine months ended September 30, 2019 the Company granted restricted stock units under its 2014 Equity Incentive Plan for the first time in lieu of restricted stock awards. See Note 10. Stockholders' Equity in the notes to our unaudited condensed consolidated financial statements for more information.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$819	1,966
Finance lease costs:
Amortization of right-of-use assets	152	611
Interest on lease liabilities	22	64
Total lease costs	$993	2,641
Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$807	$2,231
Operating cash flows form finance leases	$16	$68
Financing cash flows from finance leases	$120	$503
Right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$231	$2,541
Weighted average remaining lease term (in years):
Operating leases		4.3
Finance leases		1.2
Weighted average discount rate
Operating leases		6.4%
Finance leases		5.7%

Future minimum payments for operating and finance lease obligations and purchase commitments are as follows (in thousands):

	Finance Leases	Operating Leases
Remainder of 2019	$37	$712
2020	85	1,768
2021	10	1,308
2022	10	1,187
2023	6	1,094
Thereafter	—	1,000
Total minimum lease payments	148	7,069
Less amount representing interest	(18)	(1,039)
Present value of lease liabilities	$130	$6,030

Accrued expenses and other current liabilities	$123	$—
Operating lease liabilities, current	—	2,045
Operating lease liabilities, noncurrent	—	3,985
Other long-term liabilities	7	—
Total lease liabilities	$130	$6,030

9. Commitments and Contingencies
Purchase Commitments
The Company has an outstanding purchase commitment with Amazon Web Services (“AWS”) to support its cloud infrastructure in conjunction with the consolidation and elimination of a substantial portion of its physical cloud infrastructure formerly maintained around the United States, Canada and the UK. Total expense with AWS for the three months ended September 30, 2019 and September 30, 2018 were approximately $1.5 million and $1.1 million, respectively, and for the nine months ended September 30, 2019 and September 30, 2018 were approximately $4.2 million and $2.6 million, respectively. The remaining purchase obligation after September 30, 2019 through June 30, 2021 is $1.4 million.
In addition, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC for the three months ended September 30, 2019 and September 30, 2018 totaling $1.2 million and $0.8 million, respectively, and for the nine months ended September 30, 2019 and September 30, 2018 were approximately $3.7 million and $2.4 million, respectively. The remaining purchase obligation after September 30, 2019 through December 31, 2019 is $1.2 million. See Note 12. Related Party Transactions for more information regarding our purchase commitment to this related party.
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. At this time, the Company is not involved in any current or pending legal proceedings, and does not anticipate any legal proceedings, that may have a material adverse affect on the consolidated financial position or results of operations of the Company.

10. Stockholders' Equity
Registration Statement
On December 12, 2018, the Company filed a registration statement on Form S-3 (File No. 333-228767) (the “S-3”), to register Upland securities in an aggregate amount of up to $250.0 million for offerings from time to time. On May 13, 2019, the Company completed a registered underwritten public offering pursuant to the S-3 of 3,795,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $42.00 per share. This included the 495,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The net proceeds of the offering of $151.1 million, net of issuance costs of $8.3 million, were used for general business purposes, including the funding of acquisitions.
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
The Company has foreign currency denominated intercompany loans that were used to fund the acquisitions of foreign subsidiaries. Due to the long-term nature of the loan, the foreign currency gains (losses) resulting from re-measurement are recognized as a component of accumulated other comprehensive income (loss). During the three and nine months ended September 30, 2019, a foreign currency translation adjustment loss of $3.6 million and $3.6 million, respectively, was recognized as a component of accumulated other comprehensive income (loss) related to this long-term intercompany loan.
Stock-Based Compensation
The Company recognized stock-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$250	$195	$763	$464
Research and development	683	383	1,637	871
Sales and marketing	508	169	1,012	368
General and administrative	5,746	3,034	15,304	8,677
Total	$7,187	$3,781	$18,716	$10,380
Restricted Stock Awards
Restricted share activity during the nine months ended September 30, 2019 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2018	997,014	$23.93
Awards vested	(279,403)	23.85
Awards forfeited	(8,167)	28.06
Unvested balances at September 30, 2019	709,444	$23.91

Restricted Stock Units
During the nine months ended September 30, 2019 the Company granted restricted stock units under its 2014 Stock Incentive Plan, in lieu of restricted stock awards, primarily for stock plan administrative purposes. Restricted stock unit activity during the nine months ended September 30, 2019 was as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2018
Units granted	1,013,747	39.31
Units vested	(105,104)	34.83
Awards forfeited	(5,000)	41.73
Unvested balances at September 30, 2019	903,643	$39.82
Stock Option Activity
Stock option activity during the nine months ended September 30, 2019 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2018	408,899	$8.08
Options exercised	(77,444)	6.12
Options forfeited	(556)	7.74
Options expired	(309)	1.49
Outstanding at September 30, 2019	330,590	$8.55

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
Revenue is recognized based on the following five step model in accordance with ASC 606, Revenue from Contracts with Customers:
•Identification of the contract with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the Company satisfies a performance obligation
Performance obligations under our contracts consist of subscription and support, perpetual licenses, and professional services revenues within a single operating segment.

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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. As of September 30, 2019 and December 31, 2018, unbilled receivables were $4.8 million and $3.7 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for a particular customer agreement for initial contracts are amortized over the expected life of the customer relationships, which has been determined to be approximately 6 years based on historical data and managements judgment, once revenue recognition criteria are met. We utilized the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the nine months ended September 30, 2019.
The following table presents the activity impacting deferred commissions for the nine months ended September 30, 2019 (in thousands):

Balance at December 31, 2018	$8,925
Capitalized deferred commissions	6,267
Amortization of deferred commissions	(2,555)
Balance at September 30, 2019	$12,637
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the nine months ended September 30, 2019, we recognized $47.2 million and $2.3 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period. In addition, during the nine months ended September 30, 2019 we recognized $2.4 million in revenue that was included in the acquired deferred revenue balances of our 2019 acquisitions as disclosed in Note 2. Acquisitions.
Remaining Performance Obligations
As of September 30, 2019, approximately $166.4 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Subscription and support:
United States	$36,503	$27,966	$100,778	$76,685
United Kingdom	9,334	1,277	28,082	4,039
Canada	2,501	1,355	6,233	4,084
Other International	2,721	3,321	9,664	9,994
Total subscription and support revenue	51,059	33,919	144,757	94,802
Perpetual license:
United States	830	787	1,882	1,805
United Kingdom	20	4	37	94
Canada	37	71	94	251
Other International	88	53	194	1,074
Total perpetual license revenue	975	915	2,207	3,224
Professional services:
United States	2,229	1,939	6,764	5,145
United Kingdom	525	87	1,709	237
Canada	114	107	406	455
Other International	163	177	728	842
Total professional service revenue	3,031	2,310	9,607	6,679
Total revenue	$55,065	$37,144	$156,571	$104,705

12. Related Party Transactions
We are a party to two agreements with companies controlled by a non-management investor in the Company:

•On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement with DevFactory FZ LLC ("DevFactory") to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017. DevFactory is an affiliate of ESW Capital LLC, which holds more than 5% of the Company's capital stock. The Company has an outstanding purchase commitment in 2019 for software development services pursuant to this agreement in the amount of $4.9 million. For years after 2019, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2019 total revenues increase by 10% as compared to 2018 total revenues, then the 2020 purchase commitment will increase by approximately $0.5 million from the 2019 purchase commitment amount to approximately $5.4 million. The Company purchased software development services pursuant to this agreement with DevFactory of $1.2 million and $0.8 million during the three months ended September 30, 2019 and September 30, 2018, respectively, and $3.7 million and $2.4 million during the nine months ended September 30, 2019 and September 30, 2018, respectively.
•The Company purchased services from Crossover, Inc. ("Crossover"), a company controlled by ESW Capital, LLC (a non-management investor) during the three months ended September 30, 2019 and September 30, 2018 of approximately $0.8 million and $0.8 million, respectively, and during the nine months ended September 30, 2019 and September 30, 2018 approximately $2.7 million and $2.4 million, respectively. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. While there are no purchase commitments with Crossover, the Company continues to use its services in 2019.
The Company has an arrangement with a former subsidiary, Visionael Corporation ("Visionael"), to provide management, human resource, payroll and administrative services. John T. McDonald, the Company's Chief Executive Officer and Chairman of the Board, beneficially holds an approximate 26.18% interest in Visionael. The Company received fees from this arrangement during the three months ended September 30, 2019 and September 30, 2018 totaling $15,000 and $15,000, respectively, and during the nine months ended September 30, 2019 and September 30, 2018 totaling $45,000 and $45,000, respectively.
13. Subsequent Events
Subsequent to the period ended September 30, 2019 the Company completed the below acquisition.
On October 1, 2019, the Company completed its acquisition of InGenius Software Inc., a Canadian corporation (“InGenius”), pursuant to a Stock Purchase Agreement dated October 1, 2019 ("Purchase Agreement"), by and among Upland, 11636243 Canada Inc., a Canadian corporation and a wholly owned indirect subsidiary of the Company ("Acquisition Sub"), InGenius, the Stockholders of InGenius and Dale Gantous, as Stockholder Representative. Pursuant to the Purchase Agreement, Upland, through the Acquisition Sub, purchased 100% of outstanding shares of InGenius. The purchase price paid for InGenius was $26.4 million in cash at closing and a $3.0 million cash holdback payable in 12 months (subject to indemnification claims).
On October 4, 2019, the Company’s wholly owned subsidiary, PowerSteering Software Limited, a limited company incorporated under the laws of England and Wales (“PowerSteering UK”), entered into an agreement to purchase the shares comprising the entire issued share capital of Altify Ireland Limited, a private company limited by shares organized and existing under the laws of Ireland (“Altify”), pursuant to a Share Purchase Agreement by and among PowerSteering UK, the sellers of shares of Altify named therein, and Roy Enright, as sellers' representative (the “Share Purchase Agreement”). The aggregate consideration paid for the Altify shares was $84 million in cash at closing. The purchase price consideration paid by the Company came from the Company's cash on hand and borrowings under the Company's credit facility.
In conjunction with the acquisition of Altify, $59 million was drawn on Upland's revolving credit facility, taking Upland's gross debt outstanding to $409 million. With approximately $56 million of cash on-hand, Upland's net debt immediately following the acquisition was approximately $353 million.
In addition, subsequent to September 30, 2019, in connection with the periodic review of its business and in light of Upland's new go-to-market strategy that is centered on thematic solution suites of related products, Upland has decided to divest and/or sunset certain small non-strategic customer contracts and related assets (the “Sunset Assets”). The Sunset Assets accounted for approximately 1% of the Company's assets as of September 30, 2019.

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
Factors or risks that could cause our actual results to differ from the results we anticipate include, but are not limited to:
•our financial performance and our ability to achieve or sustain profitability or predict future results;
•our ability to consummate and integrate acquisitions;
•our ability to attract and retain customers;
•our ability to deliver high-quality customer service;
•the growth of demand for enterprise work management applications;
•our ability to effectively manage our growth;
•maintaining our senior management team and key personnel;
•our ability to maintain and expand our direct sales organization;
•the performance of our resellers;
•our ability to obtain financing in the future on acceptable terms or at all;
•our ability to adapt to changing market conditions and competition;
•our ability to successfully enter new markets and manage our international expansion;
•the operation and reliability of our third-party data centers and hosting providers;
•our ability to manage our consultants and contractors;
•our ability to adapt to technological change and continue to innovate;
•economic and financial conditions;
•our ability to integrate our applications with other software applications;
•maintaining and expanding our relationships with third parties;
•costs associated with defending intellectual property infringement and other claims;
•our ability to maintain, protect and enhance our brand and intellectual property;
•our ability to comply with privacy laws and regulations; and
•other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019, as updated by this Quarterly Report on Form 10-Q and periodically updated as necessary in our future quarterly reports on Form 10-Q and other filings that we make with the SEC.
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
In response to these changes, we are providing organizations and their knowledge workers with software applications that better align resources with business objectives and increase visibility, governance, collaboration, quality of customer experience, and responsiveness to changes in the business environment. This results in increased work capacity, higher productivity, better execution, and greater levels of customer engagement. Our applications are easy-to-use, scalable, and offer real-time collaboration for knowledge workers distributed on a local or global scale. Our software applications address enterprise work challenges in the following enterprise solution categories:
•Customer Experience Management. Upland Customer Experience Management, or CXM, solutions enable organizations to manage customer relationships across multiple channels - including email, SMS, MMS, web, social, and mobile apps. Upland products within this solution suite include Upland Mobile Messaging, Rant & Rave, Adestra, RightAnswers and Postup.
•Sales Enablement. Upland Sales Enablement solutions enable sales organizations to automate delivery of processes, sales activities, content, systems, and metrics at multiple stages of the sales process. Upland products within this solution suite include Qvidian, RO Innovation, LeadLander and Kapost.
•Professional Services Automation. Upland Professional Services Automation, or PSA, solutions enable services organizations to manage professional services delivery and related functions. Upland products within this solution suite include Tenrox, RightAnswers, FileBound, RO Innovation, and Qvidian.
•Project and Financial Management. Upland Project and Financial Management solutions enable enterprises to manage project portfolios and track, analyze and manage IT, cloud, and telecom spending. Upland products within this solution suite include PowerSteering, Eclipse PPM, RightAnswers, ComSci, and Cimpl.
•Enterprise Knowledge Management. Upland Enterprise Knowledge Management, or KM, solutions enable knowledge-sharing across different departments within an organization. Upland products within this solution suite include RightAnswers, Tenrox, and PowerSteering.
•Secure Document Services. Upland Secure Document Services solutions enable organizations to manage and automate document intensive business processes with security of data through scan and fax platforms, data monitoring and breach prevention capabilities, and the automated routing of content to its final destination. Upland products within this solution suite include AccuRoute, FileBound, and InterFAX.
•Document Lifecycle Automation. Upland Document Lifecycle solutions enable users to digitize, organize, automate, integrate, analyze and optimize high volume processes. Upland products within this solution suite include AccuRoute, FileBound, Qvidian, and RO Innovation.
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
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in the product solution categories listed above, each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in 2012 to $149.9 million in 2018 (and to $156.6 million for the nine months ended September 30, 2019), representing an approximate 558% growth rate between 2012 and 2018. Historically, our revenues have been primarily generated in the United States, however, as a result of acquisitions made over the past three years of companies with more international presence, domestic revenue as a percentage of total revenue has decreased. During the nine months ended September 30, 2019 foreign revenue as a percent of total revenue increased to 30% compared to 22% during the year ended December 31, 2018. The increase in foreign revenue as a percent of total revenue is due primarily to the acquisitions of Rant & Rave and Adestra during the fourth quarter of 2018, as a majority of each company's operations reside outside the United States. See Note 11. Revenue Recognition in the notes to our unaudited condensed consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions within our core enterprise solution suites of complementary technologies and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. Consistent with our growth strategy, we have made twenty-three acquisitions from February 2012 through September 30, 2019.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(dollars in thousands)
Reconciliation of net income (loss) to Adjusted EBITDA:
Net loss	$(12,307)	$(4,250)	$(25,506)	$(12,641)
Add:
Depreciation and amortization expense	8,570	5,387	23,722	14,604
Interest expense, net	5,517	3,118	15,879	8,755
Loss on debt extinguishment	2,317	—	2,317	—
Other expense (income), net	228	744	1,681	965
Provision for income taxes	547	735	(6,166)	2,118
Stock-based compensation expense	7,187	3,781	18,716	10,380
Acquisition-related expense	7,457	2,497	24,444	8,739
Purchase accounting deferred revenue discount	1,176	1,052	2,458	3,470
Adjusted EBITDA	$20,692	$13,064	$57,545	$36,390

We believe that Adjusted EBITDA provides useful information to management, investors and others in understanding and evaluating our operating results for the following reasons:
•Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;
•our management uses Adjusted EBITDA in conjunction with GAAP financial measures for planning purposes, in the preparation of our annual operating budget, as a measure of our operating performance, to assess the effectiveness of our business strategies and to communicate with our board of directors concerning our financial performance because Adjusted EBITDA eliminates the impact of items that we do not consider indicative of our core operating performance;
•Adjusted EBITDA provides more consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our operations and also facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.
Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. The use of Adjusted EBITDA as an analytical tool has limitations such as:
•depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect cash requirements for such replacements; however, much of the depreciation and amortization currently reflected relates to amortization of acquired intangible assets as a result of business combination purchase accounting adjustments, which will not need to be replaced in the future;
•Adjusted EBITDA may not reflect changes in, or cash requirements for, our working capital needs or contractual commitments;
•Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation;
•Adjusted EBITDA does not reflect interest or tax payments that could reduce cash available for use; and,
•other companies, including companies in our industry, might calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as comparative measures.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$51,059	93%	$33,919	91%	$144,757	92%	$94,802	91%
Perpetual license	975	2%	915	2%	2,207	1%	3,224	3%
Total product revenue	52,034	95%	34,834	93%	146,964	93%	98,026	94%
Professional services	3,031	5%	2,310	7%	9,607	7%	6,679	6%
Total revenue	55,065	100%	37,144	100%	156,571	100%	104,705	100%
Cost of revenue:
Subscription and support (1)(3)	14,678	27%	10,566	28%	42,574	27%	29,395	28%
Professional services (1)	1,995	3%	1,517	5%	5,470	4%	4,182	4%
Total cost of revenue	16,673	30%	12,083	33%	48,044	31%	33,577	32%
Gross profit	38,392	70%	25,061	67%	108,527	69%	71,128	68%
Operating expenses:
Sales and marketing (1)	8,709	16%	5,299	14%	23,680	15%	14,955	14%
Research and development (1)	7,434	14%	5,400	15%	20,840	13%	15,577	15%
Refundable Canadian tax credits	(133)	—%	(99)	—%	(304)	—%	(404)	—%
General and administrative (1)(2)	12,196	22%	8,011	22%	34,232	22%	23,475	22%
Depreciation and amortization	6,427	12%	3,606	10%	17,430	11%	9,589	9%
Acquisition-related expenses	7,457	12%	2,497	6%	24,444	16%	8,739	9%
Total operating expenses	42,090	76%	24,714	67%	120,322	77%	71,931	69%
(Loss) from operations	(3,698)	(6)%	347	—%	(11,795)	(8)%	(803)	(1)%
Other Expense:
Interest expense, net	(5,517)	(10)%	(3,118)	(8)%	(15,879)	(10)%	(8,755)	(8)%
Loss on debt extinguishment	(2,317)	(4)%	—	—%	(2,317)	(1)%	—	—%
Other income (expense), net	(228)	—%	(744)	(2)%	(1,681)	(2)%	(965)	(1)%
Total other expense	(8,062)	(15)%	(3,862)	(10)%	(19,877)	(13)%	(9,720)	(9)%
Loss before provision for income taxes	(11,760)	(21)%	(3,515)	(10)%	(31,672)	(21)%	(10,523)	(10)%
Benefit from (provision for) income taxes	(547)	(1)%	(735)	(1)%	6,166	5%	(2,118)	(2)%
Net loss	$(12,307)	(22)%	$(4,250)	(11)%	$(25,506)	(16)%	$(12,641)	(12)%
Net loss per common share, basic and diluted	$(0.50)		$(0.21)		$(1.13)		$(0.63)
Weighted-average common shares outstanding, basic and diluted	24,568,483		20,089,919		22,550,232		19,916,907

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 10 — Stockholders' Equity.
(2) Includes General and administrative stock-based compensation of $5.7 million and $3.0 million for the three months September 30, 2019 and September 30, 2018, respectively, and $15.3 million and $8.7 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 12% and 13% for the three months ended September 30, 2019 and September 30, 2018, respectively, and 12% and 14% for the nine months ended September 30, 2019 and September 30, 2018, respectively.

(3) Includes depreciation and amortization of $2.1 million and $1.8 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and $6.3 million and $5.0 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
Revenue:
Subscription and support	$51,059	$33,919	51%	$144,757	$94,802	53%
Perpetual license	975	915	7%	2,207	3,224	(32)%
Total product revenue	52,034	34,834	49%	146,964	98,026	50%
Professional services	3,031	2,310	31%	9,607	6,679	44%
Total revenue	$55,065	$37,144	48%	$156,571	$104,705	50%

Percentage of revenue:
Subscription and support	93%	91%		92%	91%
Perpetual license	2%	2%		1%	3%
Total product revenue	95%	93%		93%	94%
Professional services	5%	7%		7%	6%
Total revenue	100%	100%		100%	100%

For the Three Months Ended September 30, 2019

Total revenue was $55.1 million in the three months ended September 30, 2019, compared to $37.1 million in the three months ended September 30, 2018, an increase of $18.0 million, or 48%. The acquisitions not fully in the comparative period contributed $16.2 million to the increase after the reduction of $1.1 million purchase accounting deferred revenue discount in the three months ended September 30, 2019. Therefore, total revenue for the organic business increased by $1.8 million, or 5%.

Subscription and support revenue was $51.1 million in the three months ended September 30, 2019, compared to $33.9 million in the three months ended September 30, 2018, an increase of $17.2 million, or 51%. The acquisitions not fully in the comparative period contributed $15.3 million to the increase in subscription and support revenue after the reduction of $1.1 million purchase accounting deferred revenue discount in the three months ended September 30, 2019. Therefore, subscription and support revenue for the organic business increased by $1.9 million, or 6%.

Perpetual license revenue was $1.0 million in the three months ended September 30, 2019, compared to $0.9 million in the three months ended September 30, 2018, an increase of $0.1 million, or 7%. The acquisitions not fully in the comparative period contributed no perpetual license revenue in the three months ended September 30, 2019. Therefore, perpetual license revenue for the organic business increased by $0.1 million, or 7%.

Professional services revenue was $3.0 million in the three months ended September 30, 2019, compared to $2.3 million in the three months ended September 30, 2018, an increase of $0.7 million, or 31%. The acquisitions not fully in the comparative period contributed $0.9 million to the increase in professional services revenue in the three months ended September 30, 2019. Therefore, professional services revenue for the organic business decreased by $0.2 million, or 10%.

For the Nine Months Ended September 30, 2019

Total revenue was $156.6 million in the nine months ended September 30, 2019, compared to $104.7 million in the nine months ended September 30, 2018, an increase of $51.9 million, or 50%. The acquisitions not fully in the comparative period contributed $47.3 million to the increase after the reduction of $2.1 million purchase accounting deferred revenue discount in the nine months ended September 30, 2019. Therefore, total revenue for the organic business increased by $4.6 million, or 5%.

Subscription and support revenue was $144.8 million in the nine months ended September 30, 2019, compared to $94.8 million in the nine months ended September 30, 2018, an increase of $50.0 million, or 53%. The acquisitions not fully in the comparative period contributed $44.6 million to the increase in subscription and support revenue after the reduction of $2.1 million purchase accounting deferred revenue discount in the nine months ended September 30, 2019. Therefore, subscription and support revenue for the organic business increased by $5.4 million, or 6%.

Perpetual license revenue was $2.2 million in the nine months ended September 30, 2019, compared to $3.2 million in the nine months ended September 30, 2018, a decrease of $1.0, or 32%. The acquisitions not fully in the comparative period contributed no perpetual license revenue in the nine months ended September 30, 2019. Therefore, perpetual license revenue for the organic business decreased by $1.0 million, or 32%.

Professional services revenue was $9.6 million in the nine months ended September 30, 2019, compared to $6.7 million in the nine months ended September 30, 2018, an increase of $2.9 million, or 44%. The acquisitions not fully in the comparative period contributed $2.7 million to the increase in professional services revenue in the nine months ended September 30, 2019. Therefore, professional services revenue for the organic business increased by $0.2 million, or 4%.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$14,678	$10,566	39%	$42,574	$29,395	45%
Professional services	1,995	1,517	32%	5,470	4,182	31%
Total cost of revenue	16,673	12,083	38%	48,044	33,577	43%
Gross profit	$38,392	$25,061	53%	$108,527	$71,128	53%

Percentage of total revenue:
Subscription and support (1)	27%	28%		27%	28%
Professional services	3%	5%		4%	4%
Total cost of revenue	30%	33%		31%	32%
Gross profit	70%	67%		69%	68%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$197	$406		$716	$1,269
Amortization	$1,946	$1,375		$5,576	$3,746
Stock Compensation	$250	$195		$763	$464
For the Three Months Ended September 30, 2019
Cost of subscription and support revenue was $14.7 million in the three months ended September 30, 2019, compared to $10.6 million in the three months ended September 30, 2018, an increase of $4.1 million, or 39%. The acquisitions not fully in the comparative period contributed $4.4 million to the increase to cost of subscription and support revenue, primarily related to mobile messaging costs associated with the newly acquired Rant & Rave product line, increased amortization of acquired intangible assets in the three months ended September 30, 2019 related to the acquisitions not fully in the comparative period, personnel and related costs, and increased hosting and infrastructure costs associated with the newly acquired Rant & Rave, Adestra, PostUp, Kapost, and CIMPL product lines. Therefore, cost of subscription and support revenue for the organic portion of our business decreased by $0.3 million, primarily related to a decrease in depreciation and amortization costs, as a result of assets becoming fully depreciated or amortized.
Cost of professional services revenue was $2.0 million in the three months ended September 30, 2019, compared to $1.5 million in the three months ended September 30, 2018, an increase of $0.5 million, or 32%. The acquisitions not fully in the comparative period contributed $0.7 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs in the three months ended September 30, 2019. Therefore, cost of professional services revenue for the organic portion of our business decreased by $0.2 million, primarily related to personnel and related costs, most of which were the result of our planned operating efficiencies.

For the Nine Months Ended September 30, 2019
Cost of subscription and support revenue was $42.6 million in the nine months ended September 30, 2019, compared to $29.4 million in the nine months ended September 30, 2018, an increase of $13.2 million, or 45%. The acquisitions not fully in the comparative period contributed $13.5 million to the increase to cost of subscription and support revenue, primarily related to mobile messaging costs associated with the newly acquired Rant & Rave product line, increased amortization of acquired intangible assets in the nine months ended September 30, 2019 related to the acquisitions not fully in the comparative period, and increased hosting and infrastructure costs associated with the newly acquired Rant & Rave, Adestra, PostUp, Kapost, and CIMPL product lines. Therefore, cost of subscription and support revenue for the organic portion of our business decreased by $0.3 million, primarily related to a decrease in depreciation and amortization costs, as a result of assets becoming fully depreciated or amortized.
Cost of professional services revenue was $5.5 million in the nine months ended September 30, 2019, compared to $4.2 million in the nine months ended September 30, 2018, an increase of $1.3 million, or 31%. The acquisitions not fully in the comparative period contributed $1.6 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs in the nine months ended September 30, 2019. Therefore, cost of professional services revenue for the organic portion of our business decreased by $0.3 million, primarily related to personnel and related expenses, most of which were the result of our planned operating efficiencies.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
Sales and marketing (1)	$8,709	$5,299	64%	$23,680	$14,955	58%
Percentage of total revenue	16%	14%		15%	14%

(1) Includes stock compensation expense as follows:
Stock Compensation	$508	$169		$1,012	$368
For the Three Months Ended September 30, 2019
Sales and marketing expense was $8.7 million in the three months ended September 30, 2019, compared to $5.3 million in the three months ended September 30, 2018, an increase of $3.4 million, or 64%. The acquisitions not fully in the comparative period contributed $2.7 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in the three months ended September 30, 2019. Therefore, sales and marketing expense for the organic portion of our business increased by $0.7 million, primarily related to non-cash stock compensation expense.
For the Nine Months Ended September 30, 2019
Sales and marketing expense was $23.7 million in the nine months ended September 30, 2019, compared to $15.0 million in the nine months ended September 30, 2018, an increase of $8.7 million, or 58%. The acquisitions not fully in the comparative period contributed $6.1 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in the nine months ended September 30, 2019. Therefore, sales and marketing expense for the organic portion of our business increased by $2.6 million, primarily related to personnel and related costs, non-cash stock compensation expense, and sales systems and tools.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
Research and development (1)	$7,434	$5,400	38%	$20,840	$15,577	34%
Refundable Canadian tax credits	(133)	(99)	34%	(304)	(404)	(25)%
Total research and development	$7,301	$5,301	38%	$20,536	$15,173	35%

Percentage of total revenue:
Research and development	14%	15%		13%	15%
Refundable Canadian tax credits	—%	—%		—%	—%
Total research and development	14%	15%		13%	15%

(1) Includes stock compensation expense as follows:
Stock Compensation	$683	$383		$1,637	$871
For the Three Months Ended September 30, 2019
Research and development expense was $7.4 million in the three months ended September 30, 2019, compared to $5.4 million in the three months ended September 30, 2018, an increase of $2.0 million, or 38%. The acquisitions not fully in the comparative period contributed $1.5 million to the increase in research and development expense primarily consisting of personnel and related costs in the three months ended September 30, 2019. Therefore, research and development costs for the organic portion of our business increased by $0.5 million primarily related to an increase in non-cash stock compensation expense.
Refundable Canadian tax credits were $0.1 million in the three months ended September 30, 2019, compared to $0.1 million in the three months ended September 30, 2018.
For the Nine Months Ended September 30, 2019
Research and development expense was $20.8 million in the nine months ended September 30, 2019, compared to $15.6 million in the nine months ended September 30, 2018, an increase of $5.2 million, or 34%. The acquisitions not fully in the comparative period contributed $4.7 million to the increase in research and development expense primarily consisting of personnel and related costs in the nine months ended September 30, 2019. Therefore, research and development costs for the organic portion of our business increased by $0.5 million primarily related to an increase in non-cash stock compensation expense.
Refundable Canadian tax credits were $0.3 million in the nine months ended September 30, 2019, compared to $0.4 million in the nine months ended September 30, 2018.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
General and administrative (1)	$12,196	$8,011	52%	$34,232	$23,475	46%
Percentage of total revenue	22%	22%		22%	22%

(1) Includes stock compensation expense as follows:
Stock Compensation	$5,746	$3,034		$15,304	$8,677
For the Three Months Ended September 30, 2019
General and administrative expense was $12.2 million in the three months ended September 30, 2019, compared to $8.0 million in the three months ended September 30, 2018, an increase of $4.2 million, or 52%. An increase in general administrative expense of $0.6 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related costs and administrative expenses in the three months ended September 30, 2019. Therefore, general and administrative expense for the organic portion of our business increased by $3.6 million, which was driven primarily by non-cash stock compensation expense and personnel related expenses.
For the Nine Months Ended September 30, 2019
General and administrative expense was $34.2 million in the nine months ended September 30, 2019, compared to $23.5 million in the nine months ended September 30, 2018, an increase of $10.7 million, or 46%. An increase in general administrative expense of $1.8 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related costs and administrative expenses in the nine months ended September 30, 2019. Therefore, general and administrative expense for the organic portion of our business increased by $8.9 million, which was driven primarily by non-cash stock compensation expense and personnel related expenses.
Depreciation and Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$361	$137	163%	$953	$390	144%
Amortization	6,066	3,469	75%	16,477	9,199	79%
Total depreciation and amortization	$6,427	$3,606	78%	$17,430	$9,589	82%

Percentage of total revenue:
Depreciation	1%	1%		—%	1%
Amortization	11%	9%		11%	9%
Total depreciation and amortization	12%	10%		11%	9%
For the Three Months Ended September 30, 2019
Depreciation and amortization expense was $6.4 million in the three months ended September 30, 2019, compared to $3.6 million in the three months ended September 30, 2018, an increase of $2.8 million, or 78%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $2.8 million in the three months ended September 30, 2019. Therefore, depreciation and amortization expense for the organic portion of our business did not change period over period.

Depreciation and amortization expense was $17.4 million in the nine months ended September 30, 2019, compared to $9.6 million in the nine months ended September 30, 2018, an increase of $7.8 million, or 82%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $8.0 million in the nine months ended September 30, 2019, while the depreciation and amortization expense for the organic portion of our business decreased by $0.2 million as a result of assets acquired in earlier years becoming fully amortized or depreciated.
Acquisition-related Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
Acquisition-related expenses	$7,457	$2,497	199%	$24,444	$8,739	180%
Percentage of total revenue	12%	6%		16%	9%
Acquisition-related expenses are one-time expenses typically incurred for up to four quarters after each acquisition, with the majority of these costs being incurred within 6 to 9 months, to transform the acquired business into the Company's unified operating platform. These expenses can vary based on the size, timing and location of each acquisition. These acquisition-related expenses include transaction related expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. These acquisition-related expenses also include transformational expenses such as severance, compensation for transitional personnel, office lease terminations, and vendor cancellations. If the Company ceased acquisition activity today, within a year these acquisition-related expenses would no longer be incurred.
For the Three Months Ended September 30, 2019
Acquisition-related expense was $7.5 million in the three months ended September 30, 2019, compared to $2.5 million in the three months ended September 30, 2018, an increase of $5.0 million, or 199%. Acquisition-related expenses incurred during the three months ended September 30, 2019 increased compared to the same period in 2018 primarily as a result of increased acquisition activity in 2019. Over the last four quarters we completed five acquisitions representing approximately $73.0 million in acquired annual revenue compared to three acquisitions representing approximately $40.5 million in acquired annual revenue during the comparable period in prior year.
For the Nine Months Ended September 30, 2019
Acquisition related expense was $24.4 million in the nine months ended September 30, 2019, compared to $8.7 million in the nine months ended September 30, 2018, an increase of $15.7 million, or 180%. Acquisition-related expenses incurred during the three months ended September 30, 2019 increased compared to the same period in 2018 primarily as a result of the increased acquisition activity in 2019. Over the last four quarters we completed five acquisitions representing approximately $73.0 million in acquired annual revenue compared to three acquisitions representing approximately $40.5 million in acquired annual revenue during the comparable period in prior year.
Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
Other expense:
Interest expense, net	$(5,517)	$(3,118)	77%	$(15,879)	$(8,755)	81%
Loss on debt extinguishment	(2,317)	—	NA	(2,317)	—	NA
Other income (expense), net	(228)	(744)	(69)%	(1,681)	(965)	74%
Total other expense	$(8,062)	$(3,862)	109%	$(19,877)	$(9,720)	104%

Percentage of total revenue:
Interest expense, net	(10)%	(8)%		(10)%	(8)%
Other income (expense), net	—%	(2)%		(2)%	(1)%
Total other expense	(15)%	(10)%		(13)%	(9)%

For the Three Months Ended September 30, 2019
Interest expense was $5.5 million in the three months ended September 30, 2019, compared to $3.1 million in the three months ended September 30, 2018, an increase in interest expense of $2.4 million, or 77%. The increase is attributable to increased borrowing under our new credit facility used to fund our acquisitions. See the “Liquidity and Capital Resources” section herein for further discussion regarding our new credit facility. Our interest rate swap offset interest expense by $0.3 million during the three months ended September 30, 2018.
Loss on debt extinguishment was $2.3 million in the three months ended September 30, 2019, compared to $0.0 million three months ended September 30, 2018, an increase in loss on debt extinguishment of $2.3 million. The loss on debt extinguishment was the result of the successful completion of our new credit facility thereby causing the remaining deferred debt offering costs from our previous credit facility to be written off. See the “Liquidity and Capital Resources” section herein for further discussion regarding our new credit facility.
Other expense was $0.2 million in the three months ended September 30, 2019, compared to other expense of $0.7 million in the three months ended September 30, 2018. Other expense was recognized in the three months ended September 30, 2019 due primarily to a foreign currency exchange losses related to our UK entities. Other expense was recognized in three months ended September 30, 2018 due primarily to an adjustment to the Waterfall acquisition earnout and foreign exchange loss related to our Canadian entity.
For the Nine Months Ended September 30, 2019
Interest expense was $15.9 million in the nine months ended September 30, 2019, compared to $8.8 million in the nine months ended September 30, 2018, an increase in interest expense of $7.1 million, or 81%. The increase is attributable to increased borrowing under our expanded term loan used to fund our acquisitions. Our interest rate swap offset interest expense by $0.3 million during the nine months ended September 30, 2019.
Loss on debt extinguishment was $2.3 million nine months ended September 30, 2019, compared to $0.0 million nine months ended September 30, 2018, an increase in loss on debt extinguishment of $2.3 million. The loss on debt extinguishment was the result of the successful completion of our new credit facility thereby causing the remaining deferred debt offering costs from our previous term loan to be written off.
Other expense was $1.7 million in the nine months ended September 30, 2019, compared to other expense of $1.0 million in the nine months ended September 30, 2018. Other expense was recognized in the nine months ended September 30, 2019 due primarily to a foreign currency exchange losses related to our UK entities. Other expense was recognized in the nine months ended September 30, 2018 due primarily to an increase to the Waterfall acquisition earnout estimate.
Benefit from (Provision for) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change

	(dollars in thousands)
Benefit from (provision for) income taxes	$(547)	$(735)	(26)%	$6,166	$(2,118)	(391)%
Percentage of total revenue	(1)%	(1)%		5%	(2)%
For the Three Months Ended September 30, 2019
Provision for income taxes was $0.5 million in the three months ended September 30, 2019, compared to a provision for income taxes of $0.7 million in the three months ended September 30, 2018, a decrease of $0.2 million. The change in provision was due primarily to decreases related to losses expected to be generated in the United Kingdom for the year and increases related to increasing taxable income in Canada.
For the Nine Months Ended September 30, 2019
Benefit for income taxes was $6.2 million in the nine months ended September 30, 2019, compared to a provision for income taxes of $2.1 million in the nine months ended September 30, 2018, a decrease of $8.3 million. The change in provision was due primarily to decreases related to losses expected to be generated in the United Kingdom for the year, the release of valuation allowance attributable to acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance, and increases related to increasing taxable income in Ireland, Israel and Canada.
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
As of September 30, 2019, we had cash and cash equivalents of $113.3 million, $60.0 million of available borrowings under our credit facility, as discussed below, and $350 million of borrowings outstanding under our credit facility. As of December 31, 2018, we had cash and cash equivalents of $16.7 million, $60.0 million of available borrowings under our previous credit facility (excluding the $55.0 million uncommitted Accordion in our Credit Agreement), and $283.2 million of borrowings outstanding under our previous credit facility. Our cash and cash equivalents held by our foreign subsidiaries was $20.0 million as of September 30, 2019. If these funds held by our foreign subsidiaries are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds to the U.S. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of September 30, 2019 and December 31, 2018, we had a working capital surplus of $59.7 million and deficit of $40.4 million, respectively, which included $59.7 million and $57.6 million of deferred revenue recorded as a current liability as of September 30, 2019 and December 31, 2018, respectively. This deferred revenue will be recognized as revenue in future periods in accordance with our revenue recognition policy.
Subsequent to September 30, 2019, in conjunction with the acquisition of Altify, $59 million was drawn on Upland's revolving credit facility, taking Upland's gross debt outstanding to $409 million. With approximately $56 million of cash on-hand immediately following the Altify acquisition, Upland's net debt was approximately $353 million. Refer to Note 13, Subsequent Events, to our condensed consolidated financial statements.
Credit Facility
On August 6, 2019, we entered into a new credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a new $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of September 30, 2019. The new Credit Facility replaced our previous credit facility. All outstanding balances under our previous credit facility were paid off using proceeds from our new Credit Facility.
The credit facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The Credit Facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of September 30, 2019 we were in compliance with all covenants under the Credit Facility. See Note 6. Debt for more information regarding our Credit Facility and outstanding debt as of September 30, 2019.
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

On May 13, 2019, we completed a registered underwritten public offering pursuant to the S-3 of 3,795,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $42.00 per share. This included the 495,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The net proceeds of the offering of $151.1 million, net of issuance costs of $8.3 million, will be used for general business purposes, including the funding of future acquisitions. As of September 30, 2019 an aggregate amount of up to $90.6 million of Upland securities remain available for issuance under the S-3.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018

	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$5,054	$4,797
Net cash used in investing activities	(106,932)	(48,493)
Net cash provided by financing activities	198,144	37,497
Effect of exchange rate fluctuations on cash	302	(38)
Change in cash and cash equivalents	96,568	(6,237)
Cash and cash equivalents, beginning of period	16,738	22,326
Cash and cash equivalents, end of period	$113,306	$16,089
Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Included in net cash provided by operating activities are one-time acquisition related expenses incurred for up to four quarters after each acquisition to transform the acquired business into the Company's unified operating platform. Additionally, operating cash flows includes the impact of earn-outs payments in excess of original purchase accounting estimates. Our operating assets and liabilities consist primarily of cash, receivables from customers, prepaid assets, unbilled professional services, deferred commissions, accounts payable, accrued compensation and other accrued expenses, acquisition related earnout and holdback liabilities, lease liabilities and deferred revenues. The volume of professional services rendered and the related timing of collections on those bookings, as well as payments of our accounts payable, accrued payroll and related benefits, affect these account balances.
Our cash provided by operating activities for the nine months ended September 30, 2019 primarily reflects our net loss of $25.5 million, which includes $24.4 million of acquisition-related expenses, and includes non-cash items comprised of $23.7 million of depreciation and amortization expense, $18.7 million of non-cash stock compensation expense, $2.6 million of amortization of deferred commissions, and $1.0 million of non-cash interest and other expense, all of which were partially offset by $11.2 million of deferred income taxes, which includes $5.9 million related to a decrease in deferred tax liabilities, and $0.2 million of foreign currency re-measurement losses. Working capital sources of cash included a $6.4 million decrease in accounts receivable. Working capital uses of cash included a $4.3 million increase in prepaids and other, a $0.9 million decrease in accounts payable, a $2.9 million decrease in deferred revenue and a $5.0 million decrease in accrued expenses, which includes a one-time non-recurring $1.7 million interest payment to settle-up our previous credit facility and a one-time acquisition earnout payment of $1.6 million.
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
For the nine months ended September 30, 2019, cash used in investing activities consisted of $105.8 million primarily associated with the three acquisitions closed during the nine months ended September 30, 2019, and purchases of property and equipment of $0.7 million.

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
During the nine months ended September 30, 2019, we borrowed $382.3 million of term loans payable, primarily driven by proceeds of $350.0 million under our new credit facility. Payments on notes payable of $323.2 million includes the paydown of our previous credit facility. In addition, we received net cash of $151.5 million from issuance of stock, primarily related to the offering described in the “Registration Statement” section above, paid $5.9 million in additional consideration to sellers of acquired businesses, paid $6.1 million in taxes related to net share settlements of restricted stock vesting events, and made principal payments of $0.5 million on finance leases.
Contractual Obligations and Commitments
There have been no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019 except those related to principal debt obligations and other contractual commitments.
The following table summarizes our contractual obligations as of September 30, 2019 for principal debt obligations and other contractual commitments:

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	>3-5 Years	More Than 5 Years
Debt Obligations (1)	$350,000	$3,500	$7,000	$7,000	$332,500
Interest on Debt Obligations (2)	$126,642	$19,086	$37,495	$36,779	$33,282
Total	$476,642	$22,586	$44,495	$43,779	$365,782
(1)In August 6, 2019, we entered into a new fully-drawn $350 million, 7 year, senior secured term loan B facility and a new $60 million, 5 year, revolving credit facility that was fully available as of September 30, 2019. The new credit facilities replaced our previous credit facility and paid off all outstanding amounts under our previous credit facility at closing. Future debt maturities of long-term debt exclude debt discounts and consist of obligations under our Credit Facility. See “Liquidity and Capital Resources” above for further discussion regarding our Credit Facility.
(2)Future interest on debt obligations is calculated using the interest rate effective as of September 30, 2019. In conjunction with our new $350 million, 7 year, term credit facility we entered into an interest rate hedge instrument for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our new $60 million, 5 year, undrawn revolving credit facility remains floating. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2019 and September 30, 2018, respectively, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and nine months ended September 30, 2019, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 9, 2019. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. In conjunction with our new $350 million, 7 year, term credit facility we entered into an interest rate hedge instrument for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our new $60 million, 5 year, revolving credit facility remains floating. As of September 30, 2019, we had a principal balance of $350.0 under our Credit Agreement. As there was no debt outstanding under our revolving credit facility as of September 30, 2019, a hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $0.0 million annually.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, which expose us to foreign exchange rate risk. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $4.1 million for the nine months ended September 30, 2019. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

UPLAND SOFTWARE, INC.
Dated: November 12, 2019	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer