Form 10-K
period 2019-12-31
Upland Software, Inc.
filed 2020-03-02
CIK 1505155

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $972 million based upon the closing price of $45.53 of such common stock on the Nasdaq Global Market on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 28, 2019 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 21, 2020, 25,226,450 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:
Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2020 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

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
•our plans regarding future acquisitions and our ability to consummate and integrate acquisitions;
•our ability to obtain financing in the future on acceptable terms or at all;
•our expectations with respect to revenue, cost of revenue and operating expenses in future periods;
•our ability to attract and retain customers;
•our ability to successfully enter new markets and manage our international expansion;
•our ability to comply with privacy laws and regulations;
•our ability to deliver high-quality customer service;
•the growth of demand for enterprise work management applications;
•our plans regarding, and our ability to effectively manage, our growth;
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
•our expectations with regard to trends, such as seasonality, which affect our business;
•our expectations with regard to revenue from perpetual licenses and professional services;
•our plans with respect to foreign currency exchange risk and inflation;
•our beliefs regarding how our applications benefit customers and what our competitive strengths are; and
•other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.
•the operation and reliability of our third-party data centers; and
•our expectations as to the payment of dividends.

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
All references to “Upland,” “we,” “us” or “our” mean Upland Software, Inc.

Item 1. Business
Upland provides cloud-based enterprise work management software that enables organizations to plan, manage and execute projects and work. Our software applications address diverse enterprise work challenges and our four cloud offerings are as follows:
•Customer Experience Management Cloud. The Upland Customer Experience Management Cloud, or CXM Cloud, enables organizations to manage the complete customer lifecycle from awareness to acquisition to advocacy across multiple channels - including email, short message service, or SMS, multimedia messaging service, or MMS, web, social, and mobile apps.
•Enterprise Sales and Marketing Cloud. The Upland Enterprise Sales and Marketing Cloud, or ESM Cloud, enables sales and marketing organizations to optimize sales activities, digital content production, automate key proposal and reference processes, and track key metrics to more effectively and predictably drive revenue retention and growth.
•Project and IT Management Cloud. The Upland Project and IT Management Cloud, or PITM Cloud, enables professional services and information technology (“IT”) organizations to better manage services delivery, project portfolios, enterprise knowledge sharing and spending across projects and IT/telecom infrastructure.
•Document Workflow Cloud. The Upland Document Workflow Cloud, or DW Cloud, enables enterprises to manage and automate document intensive business processes with data security through scan and fax platforms, data monitoring and breach prevention capabilities, and the automated routing of content to its final destination.
Our customers currently use our applications in the following functional areas:
•Customer Experience. Digital marketing, ecommerce, and customer service teams use our applications to interact with consumers across multiple channels to acquire new customers, drive product and service utilization, resolve issues, and build brand loyalty. Our applications deliver value to CX-focused organizations across a variety of use cases including mobile messaging, mobile application marketing, Voice of Customer, or VOC, engagement, email marketing, knowledge management and call center productivity, and our teams bring deep industry experience in orchestrating campaigns and interactions that consumers want and value.
•Sales and Marketing. Sales and marketing teams employ our applications to drive growth through deeper customer engagement, reduced sales cycle times, and overall improved collaboration between sales, marketing, and other customer-facing functions. We offer applications that help organizations optimize their sales opportunity and account management processes, coordinate proposal and reference activities, collaborate on the creation and publication of digital content, and gain increased control over key sales and marketing workflows, activities, and budgets.
•Call Center. Customer service and support environments use our applications to enable agents to resolve issues and engage customers. We offer applications that improve customer experience and reduce call volume and cycle times through customer self-service tools and VoC technology that captures customer sentiment in real-time. Upland also offers tools that improve call center agent productivity by providing more direct access to knowledge and to customer sentiment thereby improving both inbound call outcomes and proactive outbound success. Additional solutions help call center leadership to manage agent performance and measure real-time performance relative to call resolution and customer sentiment, improve performance through gamification, and gather agent feedback to keep employee engagement high.
•Project Management. Business leaders and Project Management Offices, or PMOs, use our applications to optimize project portfolios, balance capacity against demand, improve financial-based decision making, align execution of projects to strategy across large organizations, and manage the entire project delivery lifecycle. Our applications deliver value to project management across a variety of use cases including continuous improvement, enterprise IT, new product development, and services departments along with industry depth in higher education, public sector, and healthcare IT.

•Information Technology. IT departments use our applications to manage a variety of IT activities and resources across the enterprise. Our applications help information technology departments ensure they are delivering against the objectives of the business by helping them select and prioritize the right investments, gain greater control of resource demand and allocation, and track and report benefit realization. Our applications enable executives to gain better insight into IT spending to help prevent cost overruns and understand the nature of consumption.
•Business Operations. Multiple functional departments use our applications to streamline operations and accelerate business performance across their value chains. Upland solutions in this area range from supply chain collaboration and factory management, back office document and vendor management, to applications that improve sales responsiveness.
•Human Resources and Legal. Human resources, or HR, legal departments, and law firms use our applications to improve collaboration and operational control and streamline routine processes. We offer applications that automate document management and workflow including, contracts, records, and other documentation that require enhanced security and compliance requirements. Other applications support HR-specific workflows including onboarding, employee management, termination, HR support, and time and expense management.
Through a series of acquisitions and integrations, we have built a diverse family of software applications under the Upland brand that are delivered through four cloud offerings, each of which addresses key enterprise work management needs. For the twelve months ended December 31, 2019, compared to the twelve months ended December 31, 2018, our total revenue grew from $149.9 million to $222.6 million, representing a 49% period-over-period growth rate. For the twelve months ended December 31, 2019, compared to the twelve months ended December 31, 2018, our subscription and support revenue grew from $136.6 million to $203.9 million, representing a 49% period-over-period growth rate. See Note 13 Revenue Recognition, in the notes to consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to continue to pursue acquisitions within our core cloud offerings of complementary technologies and businesses. We expect that this will expand our customer base and market access, resulting in increased benefits of scale. Consistent with our growth strategy, we have made a total of 25 acquisitions in the 8 years ending December 31, 2019.
The operating platform we use to transform acquired companies in order to maintain a consistently high level of operating performance is called UplandOne. This platform consists of six key areas:
•High-Touch Customer Success Program. Customer success is a continuous journey based on open communication and establishing clear goals towards value realization and maximum customer success. To achieve this, we have institutionalized a set of unique customer commitments and deliverables we call the Upland Customer Success Program that includes onboarding and training, a dedicated customer success representative, upgraded success plans, quarterly virtual user conferences, periodic executive outreach, and Net Promoter Score, or NPS, surveys, and an ongoing customer feedback loop.
•Quality-Focused R&D. Our approach to R&D at Upland is straight-forward: prioritize customer need, leverage a metrics-driven agile approach with visibility and accountability, and deploy up-to-date development systems to ensure quality is built into every step of development.
•Customer-Driven Innovation. Customer feedback is at the heart of the Upland customer experience. New features are added and prioritized in our product roadmaps, and then fine-tuned, based on direct customer input. Requests from our Premier Success Plan customers are given additional priority weighting for new features and minor issue resolution. Product feedback outlets include customer success account management, quarterly virtual user conferences, annual customer advisory boards, and Upland’s online communities.
•Expert Professional Services. Through our Professional Services organization, Upland is committed to delivering the most value from a customer’s Upland investment in the shortest possible time. Once we engage on a project, we dedicate a team to the planning, configuration, integration, launch, administration, and maintenance of the application.

•24x7 Global Support. Upland Global support includes: prioritized issue escalation and resolution; online and phone support, 24/7/365; access to a community to share and discuss best practices, support tips, training materials, and custom reports; a knowledge-base with alerts, service recommendations, and troubleshooting content; unlimited case submissions and real-time case updates; and full support across the globe. For customers that have more urgent support requirements, Upland Premier Success Plans provide enhanced response times and availability for the most severe support requests.
•Enterprise Cloud Platform. Upland’s products run on an enterprise-class cloud environment - delivering power, reliability, and flexibility. We utilize Amazon Web Services, or AWS, for all our cloud-based products and move acquired products to AWS in connection with our acquisition integration program. Upland’s cloud technology gives customers the freedom from legacy applications without having to compromise security or scalability. Our applications are scalable and can support large deployments while maintaining required performance levels.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license, and professional services revenue. For the twelve months ended December 31, 2019, 2018 and 2017, our subscription and support revenue accounted for 92%, 91%, and 87% of total revenue, respectively. Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the twelve months ended December 31, 2019, 2018, and 2017, our perpetual license revenue accounted for 3%, 3%, and 4%of total revenue, respectively. The support agreements related to our perpetual licenses are typically one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration, and training on our applications. For the twelve months ended December 31, 2019, 2018, and 2017, our professional services revenue accounted for 5%, 6%, and 9% of total revenue, respectively.
Our Competitive Strengths
We believe the following competitive strengths are keys to our success:
•Large, diversified customer base. Our customer base is highly diverse and spans a broad array of industries, including financial services, retail, technology, manufacturing, legal, education, consumer goods, media, telecommunications, government, non-profit, food and beverage, healthcare, and life sciences. We service customers of varying size, ranging from large global corporations and government agencies to small- and medium-sized businesses. We have over 9,000 customers, with no customer accounting for more than 3% of our revenue.
•Diversified family of cloud offerings and applications. We offer a family of cloud-based enterprise work management cloud offerings that addresses a broad range of enterprise needs. We believe this benefits our customers as compared to many of our cloud-based competitors who offer only a single point solution for a more limited and discrete need.
•Recurring revenue model with high visibility. We believe we have an attractive operating model due to the recurring nature of our subscription revenue, which results in greater visibility and predictability of future revenue and enhances our ability to effectively manage our business. In addition, the cloud-based nature of our model accommodates significant additional business volume with limited incremental costs, providing us with opportunities to improve our operating margins.
•Proven M&A capability. We have a proven ability to successfully identify, acquire, and integrate complementary businesses to grow our company, as evidenced by the 25 acquisitions we have completed since the beginning of 2012. We believe that our acquisition experience and strategy give us a competitive advantage in identifying additional opportunities to expand our family of software applications to better serve our customers.
•Experienced, proven management team. Our management team has significant operating experience and previously occupied key leadership roles at both private and public companies. In addition, our management’s extensive knowledge of the industry and experience in building businesses has enabled us to quickly establish a leading position within the enterprise software market.

•Cloud-based delivery. We deliver our software applications and functionality primarily through the cloud, with no hardware or software installation required by our customers. This delivery model allows us to provide reliable, cost-effective applications to our customers, add subscribers with minimal incremental effort and deploy new functionality and upgrades quickly and efficiently. We believe our cloud-based delivery model provides us with a competitive advantage over legacy processes and on-premise systems.
•Commitment to customer success. We have a dedicated customer success organization whose mission is to drive adoption, value realization, retention, and loyalty across our customer base. Our focus on enabling our customers’ success is a key reason our annual net dollar retention rate, as defined in “Item 7. - Management's Discussion and Analysis” herein, was 97% as of December 31, 2019. Our commitment to customer success has enabled us to expand our footprint within customer organizations and facilitate the ongoing adoption of our enterprise software applications. We utilize NPS methodology to track our progress and drive continuous improvement.
Our Strategy for Growth
We believe the key elements of our strategy for growth are as follows:
▪Acquire complementary software businesses. We intend to pursue acquisitions of complementary technologies, products, and businesses to expand our product families and customer base, and to provide access to new markets and increased benefits of scale. Our experienced corporate development team continually monitors a pipeline of potential acquisition candidates. We believe that our acquisition experience and strategy give us a competitive advantage in identifying additional opportunities to expand our family of cloud-based applications to better serve our customers. We intend to prioritize acquisitions within the solution categories we currently offer.
▪Increase sales to existing customers. We believe there is a significant opportunity to expand the adoption of our applications within our existing customer organizations, particularly within divisions or departments that have not previously used our applications. We also intend to cross-sell additional applications to our existing customers, as very few of our customers currently use more than one of our applications. In addition, we intend to add new applications to our family of applications that will address additional functions within the enterprise spectrum. We believe these initiatives will significantly increase the value of our platform to our customers, further strengthen our competitive position, and drive increased adoption of multiple applications by our customers.
▪Add new customers. We maintain direct sales and marketing capabilities to further grow our customer base. We also maintain indirect sales channels through alliances with strategic partners that can leverage our applications with their complementary services and technologies. In addition, we continue to expand the range of integrations between our software and third-party applications and platforms, which we believe make our applications more attractive to a broader audience of potential customers.
▪Improve and enhance applications. We intend to continue to invest in research and development and work closely with our customers to identify and improve new applications, features and functionalities that address customer requirements across the enterprise spectrum. We also intend to continue to expand the breadth of our applications with additional analytics, third-party integrations, and social and mobile capabilities to meet the evolving needs of today’s knowledge workers.
Customers
We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. Our customers operate in a wide variety of industries, including financial services, retail, technology, manufacturing, legal, education, consumer goods, media, telecommunications, government, non-profit, food and beverage, healthcare and life sciences, chemicals, and travel and hospitality. For the year ended December 31, 2019, approximately 85% of our recurring revenue was generated from what we consider to be major accounts, those customers with contracted annual recurring revenue of $25,000 or more. No customer represented more than 3% of our revenue for the year ended December 31, 2019.

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
Marketing
Our marketing activities are designed to build awareness of the Upland brand and the solutions we offer, generate thought leadership, and create demand, resulting in leads and opportunities for our sales organizations. We focus a significant portion of our marketing activities on our existing installed base of customers to drive expansion and cross-sell opportunities. Our marketing programs target decision makers and influencers who participate in a buying cycle, including the chief information officer, the chief marketing officer, the chief digital officer, the chief financial officer, the director of process excellence, and other key technology and business managers. Our principal marketing programs include:
▪use of our website to provide information about us and our software applications, as well as educational opportunities for potential customers;
▪field marketing events for customers and prospective customers;
▪participation in, and sponsorship of, executive events, trade shows, and industry events;
▪our online virtual user conferences;
▪integrated digital marketing campaigns, including email, online advertising, blogs, and webinars;
▪public relations, analyst relations, and social media initiatives; and
▪sales representatives who respond to incoming leads to convert them into new sales opportunities.
Customer Success
Our customer success organization is structured to manage all aspects of our post-sale customer lifecycle. This organization consists of dedicated teams with a mission to drive adoption of our products, value realization, retention, and loyalty across our customer base. Our customer success organization has four core functional areas with strategic focus on customer relationship management:
▪Customer Care. Our customer care team assists customers throughout their lifecycle with the Upland family of applications by making service offerings available to all customers as part of their standard customer agreements, including webinars, virtual user conferences, and online community engagement.
▪Professional Services. Our professional services team is responsible for coordinating all activities relating to the implementation, transition, and on-boarding of new customers and assisting new customers with the addition of new applications to their accounts. Typical professional services engagements vary in length from a few weeks to several months depending on the size and scope of the engagement and are in addition to services provided under our standard customer agreement and are fee-based. In addition, our project managers and consultants work closely with our customers to provide services that help customers maximize the utility of our applications.

▪Account Management. We assign each customer an account team with a relationship manager who functions as the customer’s single point of contact and advocate within Upland. Our account management teams are trained on all of our applications and work closely with the relationship manager to ensure that our customers receive high-quality consultative service.
▪Customer Support. We offer support from all of our office locations to help our customers maximize the return on their investment in our applications. We provide 24/7/365 customer support around the world through our online customer support portal. In addition, our customer support team manages and administers the Upland customer community forum and knowledge base repository.
Our customer success organization manages programs to reinforce the ongoing business value of our applications. These service offerings include:
▪Health Checks and Program Reviews where we engage core users and business buyer sponsors to deliver a detailed scorecard and recommendation report.
▪Advisory and Retained Services that provide our customers with access to a specific customer success contact with priority scheduling and periodic checkpoints.
▪System Deployment and Adoption Analysis programs to analyze system configuration and usage patterns, resulting in best practice recommendations on improving user adoption and compliance.
▪Consumption Review and Recommendations designed to deliver best practice recommendations for implementation strategy and a roadmap proposal for aligning the system with customers’ evolving process maturity to increase application usage.
▪Premier Success Plans that provide a bundled services, support, and product experience offering with three tiers (standard, gold, and platinum) designed to provide maximum customer value.
▪Executive Outreach where we promote open communication between the Upland leadership team, which is fully committed to making sure customers are delighted with their Upland experience, and customer executives.
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

Competition
The overall markets we serve are rapidly evolving and subject to changing technology, shifting customer needs, and frequent introductions of new applications. The intensity and nature of our competition varies significantly across our range of enterprise applications. We compete against larger enterprise software companies that provide a full suite of Software as a Service, or SaaS, solutions focused on the functional areas we serve or the problems our cloud offerings address. We face competition both from point solution providers, including legacy on-premise enterprise systems, and other cloud-based software vendors that may address one or more of the functional elements of our applications. In addition, we face competition from manual processes and traditional tools, such as paper-based procedures, spreadsheets, and email.
We believe the principal competitive factors in our market include the following:
▪breadth and depth of application functionality;
▪ease of deployment and use of applications;
▪total cost of ownership;
▪levels of customer support satisfaction;
▪brand awareness and reputation;
▪capability for configurability, integration, scalability, and reliability of applications;
▪ability to innovate and respond to customer needs rapidly; and
▪level of integration among applications and with other enterprise systems.
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
Backlog
Backlog represents future billings under our non-cancelable agreements that have not been invoiced or paid and; accordingly, not recorded in deferred revenue. Until such time as these amounts are invoiced or paid, they are not recorded in revenues, deferred revenue or elsewhere in our consolidated financial statements. As of December 31, 2019, our backlog was approximately $144.5 million.
Our subscription contracts are generally one to three years in length, and therefore the substantial majority of our backlog is expected to be recognized as revenue within the one-year contract term. Revenue for any period is a function of revenue recognized from deferred revenue, backlog under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period. As a result, our backlog at the beginning of any period is not necessarily indicative of our future performance. Our presentation of backlog may differ from other companies in our industry.
Employees
As of December 31, 2019, we had 832 employees, with the majority of our employees located in the United States, Canada and the United Kingdom. None of our employees are covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

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

Item 1A. Risk Factors
Risks Related to Our Business
Our growth depends on our ability to retain existing customers, secure additional subscriptions, and cross-sell opportunities from existing customers, while non-renewals and downgrades could harm our future operating results.
In order to improve our operating results, it is important that our customers renew or upgrade their agreements with us when the applicable contract term expires, and also purchase additional applications from us. Typically contract terms are one to three years for subscription agreements. Upon expiration, customers can renew their existing subscriptions, upgrade their subscriptions to add more seats or additional minimum contracted volume, downgrade their subscriptions to fewer seats or lower minimum contracted volume, or not renew. A renewal constitutes renewing an existing contract for an application under the same terms, and an upgrade includes purchasing additional seats or volume under an existing contract. We may also cross-sell additional applications to existing customers. Our ability to grow revenue and achieve profitability depends, in part, on customer renewals, customer upgrades, and cross-sales to existing customers exceeding downgrades and non-renewals. However, we may not be able to increase our penetration within our existing customer base as anticipated, and we may not otherwise retain subscriptions from existing customers. Our customers may choose to not renew or upgrade their subscriptions, or may downgrade, because of several factors, including dissatisfaction with our prices, features or performance relative to competitive offerings, reductions in our customers’ spending levels, unused seats or volume, or limited adoption or use of our applications. In addition, we may not be successful in cross-selling new applications to our existing customers. If our customers do not upgrade or renew their subscriptions or purchase additional applications from us, or if they downgrade their subscriptions, our revenue may grow more slowly than expected or may decline, and our financial performance may be adversely affected.
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
We have recently experienced a period of rapid growth in our personnel and operations. In particular, we increased our number of full-time employees from three as of December 31, 2011 to 832 as of December 31, 2019, and have also increased the size of our customer base. In addition, our revenue grew from $712,000 in 2011 to $222.6 million in 2019. Acquisitions are a primary component of our growth strategy, and as a result, we anticipate that we will continue to experience further rapid growth in our personnel and operations in the future. Our growth has placed, and future growth will place, a significant strain on our managerial, administrative, operational, financial, and other resources. For example, each acquisition we consummate requires us to devote personnel attention to the integration of the acquired company, which increases our costs and diverts attention from our existing business. To manage the expected growth of our personnel and operations, we have developed an integration strategy that is intended to streamline our integration efforts and we intend to continue to improve our operational, financial and management controls, and our reporting systems and procedures. Failure to effectively manage our growth could result in difficulty or delays in deploying our applications, declines in quality or customer satisfaction, increases in costs, and difficulties in introducing new features or other operational difficulties, and any of these difficulties could adversely impact our business performance and results of operations.
We have made, and expect to continue to make, acquisitions as a primary component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.
A primary component of our growth strategy has been to acquire complementary businesses to grow our company. We have completed 25 acquisitions since 2012, including acquisition of the businesses of Postup Holdings, LLC, Daily Inches, Inc., d/b/a Kapost, Cimpl, Inc., InGenius Software Inc., and Altify Ireland Limited in 2019. We intend to continue to pursue acquisitions of complementary technologies, products, and businesses as a primary component of our growth strategy to enhance the features and functionality of our applications, expand our customer base, provide access to new markets, and increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example:
•we may not be able to identify suitable acquisition candidates or to consummate acquisitions on acceptable terms;
•we may pursue international acquisitions, which inherently pose more risks than domestic acquisitions;
•we compete with others to acquire complementary products, technologies, and businesses, which may result in decreased availability of, or increased price for, suitable acquisition candidates;
•we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions;
•we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a technology, product, or business; and
•acquired technologies, products, or businesses may not perform as we expect, and we may fail to realize anticipated revenue and profits.
In addition, our acquisition strategy may divert management’s attention away from our existing business, resulting in the loss of key customers or employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.
If we fail to conduct due diligence on our potential targets effectively, we may not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if new technologies, products, or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results or operations. In addition, the overall integration of new technologies, products, or businesses may result in unanticipated problems, expenses, liabilities, and competitive responses. The difficulties of integrating an acquisition include, among other things:
•issues in integrating the target company’s technologies, products, or businesses with ours;
•incompatibility of marketing and administration methods;
•maintaining employee morale and retaining key employees;
•integrating the cultures of both companies;
•preserving important strategic customer relationships;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations; and
•coordinating and integrating geographically separate organizations.
In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings, or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.
Further, acquisitions may cause us to:

•issue common stock that would dilute our current stockholders’ ownership percentage;
•use a substantial portion of our cash resources;
•increase our interest expense, leverage, and debt service requirements if we incur additional debt to pay for an acquisition;
•assume liabilities for which we do not have indemnification from the former owners; further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners;
•record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges;
•experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates;
•incur amortization expenses related to certain intangible assets;
•lose existing or potential contracts as a result of conflict of interest issues;
•become subject to adverse tax consequences or deferred compensation charges;
•incur large and immediate write-offs; or
•become subject to litigation.
We depend on our senior management team and the loss of one or more key personnel, or an inability to attract and retain highly skilled personnel may impair our ability to grow our business.
Our success depends, in part, upon the continued services of our key executive officers, including John T. McDonald, Michael D. Hill, and Timothy W. Mattox, as well as other key personnel. The employment agreements with our executive officers and other key personnel do not require them to continue to work for us for any specified period; therefore, they may terminate employment with us at any time with no advance notice. The replacement of our senior management team or other key personnel likely would involve significant time and costs, and the loss of these employees may significantly delay or prevent the achievement of our business objectives.
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

Because we generally recognize revenue from our customers over the terms of their agreements, downturns or upturns in our business may not be immediately reflected in our operating results.
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
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Accordingly, the results of any one quarter may not fully reflect the underlying performance of our business and should not be relied upon as an indication of future performance. If our quarterly operating results or outlook fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or outlook may be due to a number of factors, including, but not limited to:
•the extent to which our existing customers purchase additional seats or volume for our applications, and the timing and terms of those purchases;
•the extent to which our existing customers renew their customer agreements for our applications and the timing and terms of those renewals;
•the extent to which we cross-sell additional applications to our existing customers and the timing and terms of such cross-selling;
•the addition or loss of customers, including through acquisitions or consolidations;
•the extent to which new customers are attracted to our applications to satisfy their enterprise work management needs;
•the rate of adoption and market acceptance of enterprise work management applications;
•the mix of our revenue, particularly between product and professional services revenue, for which the timing of revenue recognition is substantially different;
•changes in the gross profit we realize on our applications and professional services due to our differing revenue recognition policies applicable to subscription, product, and professional services revenue and other variables;
•the extent to which we enter into multi-year contracts, in which the support fees are typically paid in advance;
•the announcement or adoption of new regulations and policy mandates or changes to existing regulations and policy mandates;
•future accounting pronouncements or changes in our accounting policies;
•unforeseen litigation and intellectual property infringement;
•the number and size of new customers and the number and size of renewals in a particular period;
•changes in our pricing policies or those of our competitors;
•the mix of applications sold during a period;
•the timing and expenses related to the acquisition of technologies, products, or businesses, and potential future charges for impairment of goodwill from such acquisitions;

•the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;
•the amount and timing of expenses related to the development of new products and technologies, including enhancements to our applications;
•the amount and timing of commissions earned by our sales personnel;
•the timing and success of new applications introduced by us or new offerings offered by our competitors;
•the length of our sales cycles;
•changes in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic collaborators;
•our ability to manage our existing business and future growth, including increases in the number of customers using our applications;
•the seasonality of our business or cyclical fluctuations in our industry;
•the timing and expenses related to any international expansion efforts we may undertake and the success of such efforts;
•various factors related to disruptions in access and delivery of our cloud-based applications, errors or defects in our applications, privacy and data security, and exchange rate fluctuations, each of which is described elsewhere in these risk factors; and
•general economic, industry, and market conditions.
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
On August 6, 2019, we expanded into a $410.0 million loan facility. On November 26, 2019, we entered into a First Incremental Assumption Agreement which provides for a term loan facility to be established under the Credit Agreement in an aggregate principal amount of $190.0 million, which is in addition to the existing $350.0 million term loans outstanding under the Credit Agreement and the $60.0 million revolving credit facility under the Credit Agreement. The facility is comprised of $540.0 million in term loans and a $60.0 million revolving credit facility.

Our obligations under the loan facility are secured by a security interest in substantially all of our assets and assets of the co-borrowers’ and of any guarantors, including intellectual property. The terms of the credit facility limits, among other things, our ability to
•Incur additional indebtedness or guarantee indebtedness of others;
•Create liens on their assets;
•Make investments, including certain acquisitions;
•Enter into mergers or consolidations;
•Dispose of assets;
•Pay dividends and make other distributions on the Company’s capital stock, and redeem and repurchase the Company’s capital stock;
•Enter into transactions with affiliates; and
•Prepay indebtedness or make changes to certain agreements.
Furthermore, the loan facility requires us and our subsidiaries to comply with certain financial covenants if greater than 30% of revolving credit facility is drawn. The operating and other restrictions and covenants in the loan facility, and in any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in certain business activities, or expand or fully pursue our business strategies, or otherwise limit our discretion to manage our business. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, and we may not be able to meet those restrictions and covenants. A breach of any of the restrictions and covenants could result in a default under the loan facility or any future financing arrangements, which could cause any outstanding indebtedness under the loan facility or under any future financing arrangements to become immediately due and payable, and result in the termination of commitments to extend further credit.

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
As our operations have expanded, we have established and currently maintain offices in the United States, Canada, and the United Kingdom. We have limited experience in operating in foreign jurisdictions and expect to continue to expand our relationship with international customers. Managing a global organization is difficult, time-consuming and expensive. Because of our limited experiences with international operations, any international efforts that we may undertake may not be successful in creating demand for our applications outside of the U.S. or in effectively selling subscriptions to our cloud offerings in all of the international markets that we enter. In addition, conducting international operations subjects us to risks, including the following:
•uncertain political and economic climates;
•lack of familiarity and burdens of complying with foreign laws, accounting and legal standards, regulatory requirements, tariffs and other barriers;
•unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;
•lack of experience in connection with the localization of our applications, including translation into foreign languages and adaptation for local practices, and associated expenses and regulatory requirements;
•difficulties in adapting to differing technology standards;
•different pricing environments, longer sales cycles and accounts receivable payment cycles and difficulties in collecting accounts receivable;
•difficulties in managing and staffing international operations, including differing legal and cultural expectations for employee relationships, and increased travel, infrastructure and legal compliance costs associated with international operations;
•fluctuations in exchange rates that may increase the volatility of our foreign-based revenue and expenses;
•potentially adverse tax consequences, including the complexities of foreign value-added tax, goods and services tax and other transactional taxes;
•reduced or varied protection for intellectual property rights in some countries;
•difficulties in managing and adapting to differing cultures and customs;
•data privacy laws that require customer data to be stored and processed in a designated territory subject to laws different than the United States;
•sales and customer service challenges associated with operating in different countries;
•data privacy laws that require certain opt-in steps and restrict use and sharing of personally identifiable information than those required by the U.S. privacy laws;
•new and different sources of competition as well as laws and business practices favoring local competitors and local employees;
•compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act;
•increased financial accounting and reporting burdens and complexities; and
•restrictions on the repatriation of earnings.

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
Our sales cycle can vary substantially from customer to customer. A number of factors influence the length and variability of our sales cycles, including, for example:
•the need to educate potential customers about the uses and benefits of our applications;
•the duration of the commitment customers make in their agreements with us, which are typically one to three years;
•the discretionary nature of potential customers’ purchasing and budget cycles and decisions;
•the competitive nature of potential customers’ evaluation and purchasing processes;
•the functionality demands of potential customers;
•fluctuations in the enterprise work management needs of potential customers;
•the announcement or planned introduction of new products by us or our competitors; and
•the purchasing approval processes of potential customers.
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
We primarily utilize communications and computer hardware systems operated by third-party Web hosting providers. In addition, we utilize third-party hosting services in connection with our business operations and have migrated most of our applications to Amazon Web Services (AWS), a third-party hosting platform. Problems faced by us or our third-party hosting providers, including technological or business-related disruptions, could adversely impact the experience of our customers.
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
Since our customers use our applications for critical business purposes, defects or other performance problems could negatively impact our customers and could result in:
•loss or delayed market acceptance and sales;
•breach of warranty or other claims for damages;
•sales credits or refunds for prepaid amounts related to unused subscription services;
•canceled contracts and loss of customers;
•diversion of development and customer service resources; and
•injury to our reputation.
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
In addition, in most instances, we have agreed to indemnify our customers against claims that our applications infringe the intellectual property rights of third parties. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease selling or using applications that incorporate the intellectual property that we allegedly infringe;
•make substantial payments for legal fees, settlement payments or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology; or
•redesign the allegedly infringing applications to avoid infringement, which could be costly, time-consuming or impossible.
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
Our operating results could be adversely affected by an increase in our effective tax rate as a result of U.S. and foreign tax law changes, outcomes of current or future tax examinations, or by material differences between our forecasted and actual effective tax rates.
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Ireland and Hungary. Any significant change in our future effective tax rates could adversely impact our results of operations for future periods. Our future effective tax rates could be adversely affected by the following:
•changes in tax laws or the interpretation of such tax laws as applied to our business and corporate structure in the United States, Canada, the United Kingdom, Ireland, Israel, Australia, or other international locations where we have operations;
•earnings being lower than anticipated in countries where we are taxed at lower rates as compared to the United States federal and state statutory tax rates;

•an increase in expenses not deductible for tax purposes;
•changes in tax benefits from stock-based compensation;
•changes in the valuation allowance against our deferred tax assets;
•changes in judgment from the evaluation of new information that results in a recognition, derecognition or change in measurement of a tax position taken in a prior period;
•increases to interest or penalty expenses classified in the financial statements as income taxes;
•new accounting standards or interpretations of such standards; or
•results of examinations by the Internal Revenue Service (“IRS”), state, and foreign tax or other governmental authorities.
The IRS and other tax authorities regularly examine our income tax returns and other non-income tax returns, such as payroll, sales, use, value-added, net worth or franchise, property, goods and services, consumption, import, stamp, and excise taxes, in both the United States and foreign jurisdictions. The calculation of our provision for income taxes and our accruals for other taxes requires us to use significant judgment and involves dealing with uncertainties in the application of complex tax laws and regulations. In determining the adequacy of our provision for income taxes, we regularly assess the potential settlement outcomes resulting from income tax examinations. However, the final outcome of tax examinations, including the total amount payable or the timing of any such payments upon resolution of these issues, cannot be estimated with certainty. In addition, we cannot be certain that such amount will not be materially different from the amount that is reflected in our historical income tax provisions and accruals for other taxes. Should the IRS or other tax authorities assess additional taxes, penalties or interest as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on our results of operations, financial position or cash flows in the applicable period or periods.
Forecasts of our annual effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of estimating our annual income or loss, the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, as well as benefits from available deferred tax assets, the impact of various accounting rules, our interpretations of changes in tax laws and results of tax audits. Forecasts of our annual effective tax rate do not include the anticipation of future tax law changes. In addition, we account for certain tax benefits from stock-based compensation in the period the stock compensation vests or is settled, which may cause increased variability in our quarterly effective tax rates. If there were a material difference between forecasted and actual tax rates, it could have a material impact on our results of operations.
Tax laws, regulations, and compliance practices are evolving and may have a material adverse effect on our results of operations, cash flows and financial position.
The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017, and significantly affected U.S. tax law by changing how the United States imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations. As additional interpretative guidance is issued by the applicable authorities, we may need to revise our provision (benefit) for income taxes in future periods. These revisions could materially affect our results of operations, cash flow and financial position.
Tax laws, regulations, and administrative practices in various jurisdictions are evolving and may be subject to significant changes due to economic, political and other conditions. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Governments are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which may lead to an increase in audit activity and harsher positions taken by tax authorities. We are currently subject to tax audits in various jurisdictions and these jurisdictions may assess additional tax liabilities against us.

The Organisation for Economic Co-operation and Development (“OECD”), an international association of countries, including the United States, released the final reports from its Base Erosion and Profit Shifting (“BEPS”) Action Plans, which aim to standardize and modernize global tax policies. The BEPS Action Plans propose revisions to numerous tax rules, including country-by-country reporting, permanent establishment, hybrid entities and instruments, transfer pricing, and tax treaties. The BEPS Action Plans have been or are being enacted by countries where we have operations. The European Commission (“EC”) has conducted investigations in multiple countries focusing on whether local country tax rulings provide preferential tax treatment that violates European Union state aid rules and concluded that certain countries, including Ireland, have provided illegal state aid in certain cases. The EC and OECD have also been evaluating new rules on the taxation of the digital economy to provide greater taxing rights to jurisdictions where customers or users are located and to address additional base erosion and profits shifting issues. In addition, many countries have recently introduced new laws or proposals to tax digital transactions. These developments in tax laws and regulations, and compliance with these rules, could have a material adverse effect on our operating results, financial position and cash flows.
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
As of December 31, 2019 the Company had total net operating loss carryforwards of approximately $275.7 million consisting of $244.9 million and $30.8 million related to the U.S federal and foreign net operating loss carryforwards, respectively. In addition, as of December 31, 2019, the Company had research and development credit carryforwards of approximately $3.5 million. The U.S. federal net operating loss and credit carryforwards will expire beginning in 2020, if not utilized. Approximately $29.9 million of the foreign net operating loss carryforwards carry forward indefinitely with the remainder expiring beginning in 2039.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre- change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Based on analysis of acquired net operating losses and credits, utilization of our net operating losses and research and development credits will be subject to annual limitations. The annual limitation will result in the expiration of $87.4 million of federal net operating losses and $3.5 million of research and development credit carryforwards before utilization. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, and operating results.

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
We are subject to privacy and data security obligations in the United States. Any failure to comply with applicable laws, regulations or contractual obligations may harm our business, results of operations and financial condition. If we are subject to an investigation or suffer a breach, we may incur costs or be subject to forfeitures and penalties that could reduce our profitability.
We are subject to privacy and data security laws and regulations that impose obligations in connection with the collection, processing and use of personal data. Federal and state laws or proposed laws impose limits on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information (“PII”) of individuals. We see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws in the United States. For example, in 2018, California enacted the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could increase our potential liability and adversely affect our business.
We also may be bound by contractual obligations relating to our collection, use and disclosure of personal data or may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy or security related organizations that require compliance with their rules pertaining to privacy and data protection.
Any failure or perceived failure by us, our products to comply with new or existing U.S. privacy or data security laws, regulations, policies, industry standards or contractual or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, PII or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties, adverse publicity or potential loss of business.
Any failure to comply with governmental export and import control laws and regulations could adversely affect our business.
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
Our business is subject to complex and evolving foreign laws and regulations regarding privacy, data protection and other matters relating to information collection.
There are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of PII and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. We must comply with applicable laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply.
Uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, delay or reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to utilize our services in certain jurisdictions, or subject us to sanctions by national data protection regulators, all of which could harm our business, financial condition and results of operations.
For example, as of May 25, 2018, the General Data Protection Regulation (“GDPR”), replaced the Data Protection Directive with respect to the processing of PII in the EU. The GDPR imposes several stringent requirements for controllers and processors of PII (including non-EU processors who process personal data on behalf of EU controllers), including, for example, more robust internal accountability controls, a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information and additional obligations when we contract with third parties in connection with the processing of the PII. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual revenue for the preceding financial year, whichever is higher, and other administrative penalties. Complying with the GDPR has required us to implement additional mechanisms. As we continue to operate under the GDPR, compliance may become onerous and adversely affect our business, financial condition, results of operations and prospects.
In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EU to the United States. For example, the Privacy Shield Framework, to the extent applicable to us, is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be invalidated or adversely affected by European courts or legislatures. We rely, or intend to rely, on a mixture of mechanisms, including the Privacy Shield Framework and standard contractual clauses, to transfer PII from the EU to the United States, and we could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the GDPR, as well as current challenges to these mechanisms in European courts. We and our customers are at risk of enforcement actions taken by European regulators until such point in time that we are able to ensure that all data transfers to us from the EU are legitimized. We also may encounter additional complexity with respect to data privacy and data transfers from the U.K. following the U.K.’s transition out of the EU. If one or more of the legal bases for transferring PII from Europe to the United States is invalidated, or if we are unable to transfer PII between and among countries and regions in which we may operate in the future, it could affect the manner in which we provide our services or could adversely affect our financial results.
Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation or a loss of customers, any of which could have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers. For example, some countries have adopted laws mandating that PII regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit PII processing to within individual countries could increase our operating costs significantly.
If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be negatively affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and that our independent registered public accounting firm issue an attestation report annually regarding the effectiveness of our internal control over financial reporting. If we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. We may need additional finance and accounting personnel with certain skill sets to assist us with the reporting requirements we will encounter as a public company and to support our anticipated growth. In addition, implementing internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete.

If we identify material weaknesses in our internal controls over financial reporting, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports; the market price of our common stock could be negatively affected; and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (SEC), or other regulatory authorities, which could require additional financial and management resources.
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
Effective January 31, 2020, the U.K. commenced an exit from the E.U. (referred to as Brexit). During the transition period (set to expire on December 31, 2020), the British government will continue to negotiate the terms of the U.K.’s future relationship with the EU. The outcome of these negotiations is uncertain, and we do not know to what extent Brexit will ultimately impact the business and regulatory environment in the U.K., the rest of the E.U., or other countries. Changes impacting our ability to conduct business in the U.K. or other E.U. countries, or changes to the regulatory regime applicable to our operations in those countries may cause disruptions to, and create uncertainty surrounding, our business in the U.K. and E.U., including affecting our relationships with our existing and future customers, suppliers and employees. As a result, Brexit could have an adverse effect on our future business, financial results and operations. Brexit has resulted in significant volatility in global stock market and currency exchange rate fluctuations. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the U.K. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K., the E.U., and elsewhere. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during the transition period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. In particular, it is unclear how the U.K.’s vote to leave the European Union will affect the U.K.’s enactment of the European General Data Protection Regulation, and how data transfers to and from the U.K. will be regulated. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K. and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile, which could result in substantial losses for investors.
The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:
•actual or anticipated changes in the estimates of our operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;
•price and volume fluctuations in the overall equity markets from time to time;
•significant volatility in the market price and trading volume of comparable companies;
•changes in the market perception of enterprise work management software generally or in the effectiveness of our applications in particular;
•disruptions in our services due to computer hardware, software or network problems;
•announcements of technological innovations, new products, strategic alliances or significant agreements by us or by our competitors;
•announcements of new customer agreements or upgrades and customer downgrades or cancellations or delays in customer purchases;
•litigation involving us;
•our ability to successfully consummate and integrate acquisitions;
•investors’ general perception of us;
•recruitment or departure of key personnel;
•sales of our common stock by us or our stockholders;
•fluctuations in the trading volume of our shares or the size of our public float; and
•general economic, legal, industry and market conditions and trends unrelated to our performance.
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
The price of our common stock could decline if there are substantial sales of our common stock in the public stock market. On December 12, 2018, we filed a shelf registration statement on Form S-3. On May 13, 2019, we completed a registered underwritten public offering pursuant to the S-3 of 3,795,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $42.00 per share. As of December 31, 2019, an aggregate amount of up to $90.6 million of Upland securities remain available for issuance under the S-3. If we sell a significant amount of stock at one time, our stock price could be negatively impacted by such sale. We also have registered shares of common stock that we may issue under our stock-based compensation plans, which can be freely sold in the public market upon issuance. Our 2014 Equity Incentive Plan provides for automatic increases to the number of shares available for issuance thereunder and we undertake each year to add those shares to a registration statement on Form S-8. These increases could have a negative effect on our stock price as the holders of such shares elect to sell their shares.
Our existing directors, executive officers and principal stockholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.
As of December 31, 2019, our directors, executive officers, principal stockholders and their affiliates beneficially owned or controlled, directly or indirectly, a majority of our outstanding common stock. As a result, these stockholders, acting together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election or removal of directors, any amendments to our certificate of incorporation or bylaws and any merger, consolidation or sale of all or substantially all of our assets, and over the management and affairs of our company. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares and might affect the market price of our common stock.
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
•our certificate of incorporation provides for a classified board of directors with staggered three-year terms so that not all members of our board of directors are elected at one time;
•directors may be removed by stockholders only for cause;
•our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•special meetings of our stockholders may be called only by our Chief Executive Officer, our board of directors or holders of not less than the majority of our issued and outstanding capital stock limiting the ability of minority stockholders to take certain actions without an annual meeting of stockholders;
•our stockholders may not act by written consent unless the action to be effected and the taking of such action by written consent are approved in advance by our board of directors and, as a result, a holder, or holders, controlling a majority of our capital stock would generally not be able to take certain actions without holding a stockholders’ meeting;
•our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates;
•stockholders must provide timely notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at an annual meeting of stockholders and, as a result, these provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us; and
•our board of directors may issue, without stockholder approval, shares of undesignated preferred stock, making it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal corporate offices are located in Austin, Texas, where we occupy approximately 9,900 square feet of space under a lease that expires in June 2025. We also lease office facilities domestically located in California, Colorado, Georgia, Massachusetts, Nebraska, New Jersey, Ohio and Washington. Internationally we lease office space in Australia, Canada, Ireland, Israel and the United Kingdom. We believe that our properties are generally suitable to meet our needs for the foreseeable future.

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
As of February 21, 2020, the last reported sales price of our common stock on the Nasdaq Global Market was $42.42 and there were 36 stockholders of record of our common stock, including Broadridge, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
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
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the Nasdaq Computer Technology Index (the “Computer Technology Index”) and the S&P 500 Composite Index during the period commencing on November 6, 2014, the initial trading day of our common stock, and ending on December 31, 2019. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the S&P 500 Composite Index and the stocks represented in Computer Technology Index, and reinvestment of any dividends. The Computer Technology Index is designed to represent a cross section of widely-held U.S. corporations involved in various phases of the computer industry. The Computer Technology Index is market-value (capitalization) weighted, based on the aggregate market value of its 27 component stocks. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Comparison of Cumulative Total Return of Upland Software, Inc.
$400
$300
$200
$100
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Upland Software, Inc.
NASDAQ Compluter Index
S&P 500 Index

Recent Sales of Unregistered Securities
None.
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
The consolidated statements of operations data for the years ended December 31, 2019, 2018, and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and December 31, 2018 are derived from our audited consolidated financial statements appearing in Item 8: “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016, and 2015 are derived from our consolidated financial statements not included in this Annual Report on Form 10-K. To obtain further information about our historical results, including our historical acquisitions, for which results of operations are included in our consolidated financial statements beginning on the dates of acquisition, you should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes, the information in the section of this filing titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial information included elsewhere in this filing. Our historical results are not necessarily indicative of the results to be expected in the future, and our interim results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2019	2018 (1)	2017	2016	2015
	(dollars in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$203,866	$136,578	$85,467	$65,552	$57,193
Perpetual license	5,738	3,902	4,346	1,650	2,805
Total product revenue	209,604	140,480	89,813	67,202	59,998
Professional services	13,033	9,405	8,139	7,565	9,913
Total revenue	222,637	149,885	97,952	74,767	69,911
Cost of revenue:
Subscription and support	61,465	42,881	28,454	22,734	19,586
Professional services	7,652	5,708	5,193	4,831	7,085
Total cost of revenue	69,117	48,589	33,647	27,565	26,671
Gross profit	153,520	101,296	64,305	47,202	43,240
Operating expenses:
Sales and marketing	35,170	20,935	15,307	12,160	12,965
Research and development	29,388	21,320	15,795	14,919	15,778
Refundable tax credits	(351)	(406)	(542)	(513)	(470)
General and administrative	48,077	32,041	23,291	18,286	18,201
Depreciation and amortization	25,885	14,272	6,498	5,291	4,534
Acquisition-related expenses	39,657	18,728	15,092	5,583	2,455
Total operating expenses	177,826	106,890	75,441	55,726	53,463
Loss from operations	(24,306)	(5,594)	(11,136)	(8,524)	(10,223)
Other expense:
Interest expense, net	(22,313)	(13,273)	(6,582)	(2,781)	(1,858)
Loss on debt extinguishment	(2,317)	—	—	—	0
Other income (expense), net	(3,240)	(1,781)	289	(678)	(544)
Total other expense	(27,870)	(15,054)	(6,293)	(3,459)	(2,402)
Loss before provision for income taxes	(52,176)	(20,648)	(17,429)	(11,983)	(12,625)
Benefit from (provision for) income taxes	6,805	9,809	(1,296)	(1,530)	(1,039)
Net loss	(45,371)	(10,839)	(18,725)	(13,513)	(13,664)
Net loss per common share:
Net loss per common share, basic and diluted	$(1.96)	$(0.54)	$(1.02)	$(0.82)	$(0.91)
Weighted-average common shares outstanding, basic and diluted	23,099,549	19,985,528	18,411,247	16,472,799	14,939,601
(1) We adopted the ASC 606 revenue standard on January 1, 2018 using the modified retrospective method. Revenue for the twelve months ended December 31, 2018 increased $0.2 million as a result of the application of the new revenue standard. In addition, sales commissions, included in 'Sales and marketing', decreased $2.4 million due to the requirement under the new standard to capitalize costs associated with obtaining a contract. During the twelve months ended December 31, 2018, the effect on earnings per share of the adoption of ASC 606 was an increase in earnings per share of $0.13.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$175,024	$16,738	$22,326	$28,758	$18,473
Property and equipment, net	3,917	2,827	2,927	4,356	6,001
Intangible assets, net	282,727	179,572	70,043	28,512	31,526
Goodwill	346,134	225,322	154,607	69,097	47,422
Total assets	896,828	483,198	281,259	150,588	122,414
Deferred revenue	77,054	58,204	45,377	23,799	19,939
Total liabilities	683,967	395,891	189,844	91,575	62,144
Total stockholders’ equity (deficit)	212,861	87,307	91,415	59,013	60,270

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except %)
Other Financial Data:
Annualized recurring revenue value at year-end(1)	$209,700	$131,919	$106,099	$63,968	$58,918
Annual net dollar retention rate(2)	97%	98%	93%	95%	90%
Adjusted EBITDA(3)	$82,520	$53,105	$30,316	$12,616	$4,143
(1)Annualized recurring revenue value at year-end. The value as of December 31 equals the monthly value of our recurring revenue contracts measured as of December 31 multiplied by 12. This measure excludes the revenue value of certain uncontracted overage fees, on-demand service fees and our Sunset Assets as defined in Item 7 of this report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Metrics” for additional discussion of this key metric.
(2)Annual net dollar retention rate. We define annual net dollar retention rate as of December 31 as the aggregate annualized recurring revenue value at December 31 from those customers that were also customers as of December 31 of the prior fiscal year, divided by the aggregate annualized recurring revenue value from all customers as of December 31 of the prior fiscal year. This measure excludes the revenue value of certain uncontracted overage fees, on-demand service fees and our Sunset Assets as defined in Item 7 of this report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Metrics” for additional discussion of this key metric.
(3)Adjusted EBITDA. We monitor our Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), calculated in accordance with GAAP, plus depreciation and amortization expense, interest expense, net, loss on debt extinguishment, other expense (income), net, provision for income taxes, stock-based compensation expense, acquisition-related expense, non-recurring litigation costs, and purchase accounting adjustments for deferred revenue. Prior to the filing of the Annual Report on Form 10-K for the year ended December 31, 2017, we did not include purchase accounting adjustments for deferred revenue as a component of Adjusted EBITDA, and as such, prior year Adjusted EBITDA amounts for years ended prior to December 31, 2017 presented herein have been recast to reflect the inclusion of purchase accounting adjustments for deferred revenue.

The following table presents a reconciliation of net loss to Adjusted EBITDA:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Net loss	$(45,371)	$(10,839)	$(18,725)	$(13,513)	$(13,664)
Depreciation and amortization expense	34,621	21,347	11,914	9,794	8,451
Interest expense, net	22,313	13,273	6,582	2,781	1,858
Loss on debt extinguishment	2,317	—	—	—	—
Other expense (income), net	3,240	1,781	(289)	678	544
Provision for income taxes	(6,805)	(9,809)	1,296	1,530	1,039
Stock-based compensation expense	25,754	14,130	9,977	4,333	2,741
Acquisition-related expense	39,657	18,728	15,092	5,583	2,455
Non-recurring litigation costs	—	—	—	25	406
Purchase accounting deferred revenue discount	6,794	4,494	4,469	1,405	313
Adjusted EBITDA	$82,520	$53,105	$30,316	$12,616	$4,143
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
Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. The use of Adjusted EBITDA as an analytical tool has limitations such as:
•depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect cash requirements for such replacements; however, much of the depreciation and amortization currently reflected relates to amortization of acquired intangible assets as a result of business combination purchase accounting adjustments, which will not need to be replaced in the future;
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

The following tables present stock-based compensation, depreciation and amortization included in the respective line items in our Consolidated Statement of Operations:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Stock-based compensation:
Cost of revenue	$1,000	$654	$436	$44	$42
Research and development	2,310	1,250	796	204	203
Sales and marketing	1,543	533	232	105	65
General and administrative	20,901	11,693	8,513	3,980	2,431
Total	$25,754	$14,130	$9,977	$4,333	$2,741

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Depreciation:
Cost of revenue	$834	$1,644	$1,904	$2,030	$1,800
Depreciation and amortization	1,392	607	712	657	452
Total	$2,226	$2,251	$2,616	$2,687	$2,252

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Amortization:
Cost of revenue	$7,903	$5,431	$3,512	$2,473	$2,116
Depreciation and amortization	24,492	13,665	5,786	4,634	4,083
Total	$32,395	$19,096	$9,298	$7,107	$6,199

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
In response to these changes, we are providing organizations and their knowledge workers with software applications that better align resources with business objectives and increase visibility, governance, collaboration, quality of customer experience, and responsiveness to changes in the business environment. This results in increased work capacity, higher productivity, better execution, and greater levels of customer engagement. Our applications are easy-to-use, scalable, and offer real-time collaboration for knowledge workers distributed on a local or global scale. Our software applications address diverse enterprise work challenges and our four cloud offerings are as follows:
•Customer Experience Management Cloud. The Upland Customer Experience Management Cloud, or CXM Cloud, enables organizations to manage the complete customer lifecycle from awareness to acquisition to advocacy across multiple channels - including email, short message service, or SMS, multimedia messaging service, or MMS, web, social, and mobile apps.
•Enterprise Sales and Marketing Cloud. The Upland Enterprise Sales and Marketing Cloud, or ESM Cloud, enables sales and marketing organizations to optimize sales activities, digital content production, automate key proposal and reference processes, and track key metrics to more effectively and predictably drive revenue retention and growth.

•Project and IT Management Cloud. The Upland Project and IT Management Cloud, or PITM Cloud, enables professional services and information technology (“IT”) organizations to better manage services delivery, project portfolios, enterprise knowledge sharing and spending across projects and IT/telecom infrastructure.
•Document Workflow Cloud. The Upland Document Workflow Cloud, or DW Cloud, enables enterprises to manage and automate document intensive business processes with data security through scan and fax platforms, data monitoring and breach prevention capabilities, and the automated routing of content to its final destination.
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
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in the product solution categories listed above, each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in 2012 to $222.6 million in 2019, representing a 878% period-over-period growth rate. Historically, our revenues have been primarily generated in the United States, however, as a result of acquisitions made over the past three years of companies with more international presence, domestic revenue as a percentage of total revenue has decreased. During the year ended December 31, 2019 domestic revenue as a percent of total revenue decreased to 70% compared to 78% during the year ended December 31, 2018. See Note 13 Revenue Recognition in the notes to consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the years ended December 31, 2019, 2018 and 2017, our subscription and support revenue accounted for 92%, 91%, and 87%, respectively of our total revenue. Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the years ended December 31, 2019, 2018 and 2017, our perpetual license revenue accounted for 3%, 3%, and 4% of our total revenue, respectively. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the years ended December 31, 2019, 2018 and 2017, our professional services revenue accounted for 5%, 6%, and 9%, respectively.
In the fourth quarter of 2019, in connection with the periodic review of its business and in light of Upland’s new go-to-market strategy that is centered on thematic solution suites of related products, Upland has determined to divest of and/or sunset certain minor non-strategic customer contracts and related website management and analytics assets (collectively referred to as “Sunset Assets”). Refer to Note 3. Acquisitions and Note 5. Goodwill and Other Intangible Assets in our consolidated financial statements for further discussion.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, customer base, and market access, resulting in increased benefits of scale. We will prioritize acquisitions within our current enterprise solution categories as described in Item 1. Business herein. Consistent with our growth strategy, we have made a total of twenty-five acquisitions from February 2012 through December 31, 2019.

Acquisitions completed during the years ended December 31, 2019, 2018 and 2017 include the following:
2019 Acquisitions
•Postup - On April 18, 2019, the Company completed its purchase of the shares comprising the entire issued share capital of Postup Holdings, LLC, a Texas limited liability company (“Postup Holdings”), and Postup Digital, LLC, a Texas limited liability company (“Postup Digital”), an Austin-based company providing email and audience development solutions for publishing & media brands. Revenues recorded since the acquisition date through December 31, 2019 were approximately $8.2 million.
•Kapost - On May 24, 2019, the Company completed of its purchase of the shares comprising the entire issued share capital of Daily Inches, Inc., d/b/a Kapost, a Delaware corporation (“Kapost”), a content operations platform provider for sales and marketing. Revenues recorded since the acquisition date through December 31, 2019 were approximately $7.6 million.
•Cimpl - On August 21, 2019, the Company completed its purchase of the shares comprising the entire issued share capital of Cimpl, Inc., a Canadian corporation (“Cimpl”), a cloud-based telecom expense management platform. Revenues recorded since the acquisition date through December 31, 2019 were approximately $2.8 million.
•InGenius - On October 1, 2019, the Company completed its purchase of the shares comprising the entire issued share capital of InGenius Software Inc., a Canadian corporation (“InGenius”), a Computer Telephony Integration (CTI) solution for enterprise contact centers. Revenues recorded since the acquisition date through December 31, 2019 were approximately $1.8 million.
•Altify - On October 4, 2019, the Company’s wholly owned subsidiary, PowerSteering Software Limited, a limited company incorporated under the laws of England and Wales (“PowerSteering UK”), entered into an agreement to purchase the shares comprising the entire issued share capital of Altify Ireland Limited, a private company limited by shares organized and existing under the laws of Ireland (“Altify”), a customer revenue optimization (CRO) cloud solution for sales and the extended revenue teams. Revenues recorded since the acquisition date through December 31, 2019 were approximately $4.1 million.
2018 Acquisitions
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

2017 Acquisitions
•Omtool - On January 11, 2017, Upland completed its acquisition of Omtool, Ltd. (“Omtool”), an enterprise document capture, fax, and workflow solution company.
•RightAnswers - On April 21, 2017, the Company acquired RightAnswers, Inc. (“RightAnswers”), a cloud-based knowledge management system.
•Waterfall - On July 13, 2017, the Company acquired Waterfall International Inc. (“Waterfall”), a cloud-based mobile messaging platform.
•Qvidian - On November 16, 2017, the Company acquired Qvidian Corporation (“Qvidian”), a provider of cloud-based RFP and sales-proposal automation software.
Key Metrics
In addition to the GAAP financial measures described below in “Components of Operating Results,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions (in thousands of dollars, except %):

	Year Ended December 31,
	2019	2018	2017
Other Financial Data:
Annualized recurring revenue value at year-end(1)	$209,700	$131,919	$106,099
Annual net dollar retention rate(2)	97%	98%	93%
Adjusted EBITDA(3)	$82,520	$53,105	$30,316
(1)Annualized recurring revenue value at year-end. The value as of December 31 equals the monthly value of our recurring revenue contracts measured as of December 31 multiplied by 12. This measure excludes the revenue value of uncontracted overage fees, on-demand service fees and our Sunset Assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Metrics” for additional discussion of this key metric.
(2)Annual net dollar retention rate. We define annual net dollar retention rate as of December 31 as the aggregate annualized recurring revenue value at December 31 from those customers that were also customers as of December 31 of the prior fiscal year, divided by the aggregate annualized recurring revenue value from all customers as of December 31 of the prior fiscal year. This measure excludes the revenue value of uncontracted overage fees, on-demand service fees and our Sunset Assets.
(3)Adjusted EBITDA. We monitor our Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), calculated in accordance with GAAP, plus depreciation and amortization expense, interest expense, net, other expense (income), net, loss on debt extinguishment, provision for income taxes, stock-based compensation expense, acquisition-related expenses, non-recurring litigation costs, and purchase accounting adjustments for deferred revenue.

Non-GAAP Financial Measures
The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated (in thousands).

	Year Ended December 31,
	2019	2018	2017
Net loss	$(45,371)	$(10,839)	$(18,725)
Depreciation and amortization expense	34,621	21,347	11,914
Interest expense, net	22,313	13,273	6,582
Loss on debt extinguishment	2,317	—	—
Other expense (income), net	3,240	1,781	(289)
Provision for income taxes	(6,805)	(9,809)	1,296
Stock-based compensation expense	25,754	14,130	9,977
Acquisition-related expense	39,657	18,728	15,092
Purchase accounting deferred revenue discount	6,794	4,494	4,469
Adjusted EBITDA	$82,520	$53,105	$30,316
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
•Adjusted EBITDA provides more consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our operations and also facilitates comparisons with other companies, many of which use similar non-GAAP financial measures to supplement their GAAP results; and
•Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP.
The use of Adjusted EBITDA as an analytical tool has limitations such as:
•depreciation and amortization are non-cash charges, and the assets being depreciated or amortized will often have to be replaced in the future and Adjusted EBITDA does not reflect cash requirements for such replacements; however, much of the depreciation and amortization currently reflected relates to amortization of acquired intangible assets as a result of business combination purchase accounting adjustments, which will not need to be replaced in the future;
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

Operating Expenses
Our operating expenses are classified into six categories: sales and marketing, research and development, refundable tax credits, general and administrative, depreciation and amortization and acquisition-related expenses. For each category, other than refundable tax credits and depreciation and amortization, the largest expense component is personnel and related costs, which includes salaries, employee benefit costs, bonuses, commissions, stock-based compensation, and payroll taxes. Operating expenses also include allocated overhead costs for facilities, which are allocated to each department based on relative department headcount. Operating expenses are generally recognized as incurred.
Sales and marketing. Sales and marketing expenses primarily consist of personnel and related costs for our sales and marketing staff, including salaries, benefits, deferred commission amortization, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as costs of promotional events, corporate communications, online marketing, product marketing and other brand-building activities. Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for a particular customer agreement for initial contracts are amortized over the expected life of the customer relationships while deferred commissions related to contract renewals are amortized over average renewal term. Sales commissions, and related payroll taxes, are earned when the initial customer contract is signed and upon any renewal as our obligation to pay a sales commission arises at these times. Sales and marketing expenses may fluctuate as a percentage of total revenues for a variety of reasons including due to the timing of such expenses, in any particular quarterly or annual period.
Research and development. Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead, and costs of certain third-party contractors. Research and development costs related to the development of our software applications are generally recognized as incurred. For example, we are parties to a technology services agreement pursuant to which we generally recognize expenses for services as they are received. See Note 16 Related Party Transactions, in the notes to consolidated financial statements for more information regarding how expenses under such agreement are recognized. We have devoted our product development efforts primarily to enhancing the functionality, and expanding the capabilities, of our applications.
Refundable tax credits. Investment tax credits are accounted for as a reduction of research and development costs. Credits are accrued in the year in which the research and development costs of the capital expenditures are incurred, provided that we are reasonably certain that the credits will be received. The investment tax credit must be examined and approved by the tax authorities, and it is possible that the amounts granted will differ from the amounts recorded.
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
Depreciation and amortization. Depreciation and amortization expenses primarily consist of depreciation and amortization of acquired intangible assets as a result of business combination purchase accounting adjustments. The valuation of identifiable intangible assets reflects management’s estimates based on, among other factors, use of established valuation methods. Customer relationships are valued using an income approach, which estimates fair value based on the earnings and cash flow capacity of the subject asset and are amortized over a seven to ten-year period. The value of the trade name intangibles are determined using a relief from royalty method, which estimates fair value based on the value the owner of the asset receives from not having to pay a royalty to use the asset and are amortized over mostly a three-year period. Developed technology is valued using a cost-to-recreate approach and is amortized over a four- to nine-year period.

Acquisition-related expenses. Acquisition-related expenses are typically incurred for up to four quarters after each acquisition, with the majority of these costs being incurred within 6 to 9 months, to transform the acquired business into the Company's unified operating platform. These expenses can vary based on the size, timing and location of each acquisition. These acquisition-related expenses include transaction related expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. These acquisition-related expenses also include transformational expenses such as severance, compensation for transitional personnel, office lease terminations, and vendor cancellations. If the Company ceased acquisition activity today, within a year these acquisition-related expenses would no longer be incurred.
Total Other Expense
Total other expense consists primarily of amortization of deferred financing costs over the term of the related loan facility, revaluation of contingent consideration, and interest expense on outstanding debt, including amortization of debt issuance costs. We participate in interest rate swap agreements for the purpose of reducing variability in interest rate payments the Company’s term loans. These interest rate swaps fix the Company's interest rate (including the hedge premium) at 5.4% for the term of the Credit Agreement. In addition, gains/losses on divested assets that meet the definition of a business under ASC 805-10 are included in Total other expense.
Income Taxes
Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. We have historically not recorded any material provision for federal or state income taxes, other than deferred taxes related to tax deductible goodwill and current taxes in certain separate company filing states. The balance of the tax provision for the years ended December 31, 2019, 2018, and 2017, outside of tax deductible goodwill and current taxes in separate filing states, is related to foreign income taxes, primarily operations of our Canadian, UK, and Ireland subsidiaries. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited.

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

	Year Ended December 31,
	2019		2018		2017
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue:
Subscription and support	$203,866	92%	$136,578	91%	$85,467	87%
Perpetual license	5,738	3%	3,902	3%	4,346	4%
Total product revenue	209,604	95%	140,480	94%	89,813	91%
Professional services	13,033	5%	9,405	6%	8,139	9%
Total revenue	222,637	100%	149,885	100%	97,952	100%
Cost of revenue:
Subscription and support (1)(2)	61,465	28%	42,881	29%	28,454	29%
Professional services	7,652	3%	5,708	3%	5,193	5%
Total cost of revenue	69,117	31%	48,589	32%	33,647	34%
Gross profit	153,520	69%	101,296	68%	64,305	66%
Operating expenses:
Sales and marketing (1)	35,170	16%	20,935	14%	15,307	16%
Research and development (1)	29,388	13%	21,320	14%	15,795	16%
Refundable tax credits	(351)	—%	(406)	—%	(542)	(1)%
General and administrative (1)	48,077	22%	32,041	21%	23,291	24%
Depreciation and amortization	25,885	12%	14,272	10%	6,498	7%
Acquisition-related expenses	39,657	17%	18,728	12%	15,092	15%
Total operating expenses	177,826	80%	106,890	71%	75,441	77%
Loss from operations	(24,306)	(11)%	(5,594)	(3)%	(11,136)	(11)%
Other Expense:
Interest expense, net	(22,313)	(10)%	(13,273)	(9)%	(6,582)	(7)%
Loss on debt extinguishment	(2,317)	(1)%	—	—%	—	—%
Other income (expense), net	(3,240)	(2)%	(1,781)	(1)%	289	1%
Total other expense	(27,870)	(13)%	(15,054)	(10)%	(6,293)	(6)%
Loss before provision for income taxes	(52,176)	(24)%	(20,648)	(13)%	(17,429)	(17)%
Benefit from (provision for) income taxes	6,805	4%	9,809	6%	(1,296)	(2)%
Net loss	(45,371)	(20)%	(10,839)	(7)%	(18,725)	(19)%
Net loss per common share:
Loss from continuing operations per common share, basic and diluted (3)	$(1.96)		$(0.54)		$(1.02)
Weighted-average common shares outstanding, basic and diluted (3)	23,099,549		19,985,528		18,411,247
(1)Includes stock-based compensation. See 'Item 6. Selected Financial Data' herein for a detail of stock based compensation by operating expense line item.
(2)Includes depreciation and amortization of $8,737,000, $7,075,000, and $5,416,000 in 2019, 2018, and 2017, respectively.
(3)See Note 8 Net Loss Per Share, in the notes to consolidated financial statements included elsewhere in this 10-K for a discussion and reconciliation of historical net loss attributable to common stockholders and weighted average shares outstanding for historical basic and diluted net loss per share calculations.

Comparison of Years Ended December 31, 2019 and December 31, 2018
Revenue

	Year Ended December 31,
	2019		2018		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$203,866	92%	$136,578	91%	$67,288	49%
Perpetual license	5,738	3%	3,902	3%	1,836	47%
Total product revenue	209,604	95%	140,480	94%	69,124	49%
Professional services	13,033	5%	9,405	6%	3,628	39%
Total revenue	$222,637	100%	$149,885	100%	$72,752	49%
Total revenue was $222.6 million in 2019, compared to $149.9 million in 2018, an increase of $72.7 million, or 49%. Of the increase in total revenue, $65.6 million was due to the acquisitions we closed after January 1, 2018. Total revenue related to Sunset Assets declined by $1.3 million as a result of decreased sales and marketing focus on those Sunset Assets. Our organic business (the “Organic Business”) excludes acquisitions closed during or subsequent to the prior year comparable period and business operations divested and/or decided to sunset. Revenue related to our Organic Business increased by $8.5 million, or 7%.
Subscription and support revenue was $203.9 million in 2019, compared to $136.6 million in 2018, an increase of $67.3 million, or 49%. Of the increase in subscription and support revenue, $61.6 million was due to the acquisitions we closed after January 1, 2018. Subscription and support revenue related to our Sunset Assets decreased $1.5 million as a result of decreased sales and marketing focus on those Sunset Assets. Subscription and support revenue related to our Organic Business increased $7.2 million, or 7%.
Perpetual license revenue was $5.7 million in 2019, compared to $3.9 million in 2018, an increase of $1.8 million, or 47%. The acquisitions we closed after January 1, 2018 contributed no perpetual license revenue. Perpetual revenue related to our Organic Business increased by $1.8 million, or 47%.
Professional services revenue was $13.0 million in 2019, compared to $9.4 million in 2018, an increase of $3.6 million, or 39%. The acquisitions we closed after January 1, 2018 contributed a $3.9 million increase to professional services revenue. Professional services revenue related to our Sunset Assets increased $0.2 million. Professional services revenue related to our Organic Business declined of $0.6 million, or 6%.

Cost of Revenue and Gross Profit Percentage

	Year Ended December 31,
	2019		2018		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$61,465	28%	$42,881	29%	$18,584	43%
Professional services	7,652	3%	5,708	3%	1,944	34%
Total cost of revenue	69,117	31%	48,589	32%	20,528	42%
Gross profit	$153,520	69%	$101,296	68%	$52,224	52%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$834	—%	$1,644	1%	$(810)	(49)%
Amortization	$7,903	4%	$5,431	4%	$2,472	46%
Cost of subscription and support revenue was $61.5 million in 2019, compared to $42.9 million in 2018, an increase of $18.6 million, or 43%. The acquisitions closed after January 1, 2018 contributed to a $19.1 million increase in cost of subscription and support revenue. Cost of subscription and support revenue related to our Sunset Assets decreased by $0.5 million primarily due to reductions in hosting and infrastructure costs and personnel costs. Therefore, our Organic Business contributed no increase to cost of subscription and support revenue in the comparative periods.
Cost of professional services revenue was $7.7 million in 2019, compared to $5.7 million in 2018, an increase of $1.9 million, or 34%. The acquisitions we closed after January 1, 2018 contributed a $2.5 million increase in cost of professional services revenue. Cost of professional services revenue for our Organic Business decreased $0.6 million driven by a reduction in personnel and related costs, most of which are the result of our planned operating efficiencies.
Operating Expenses
Sales and Marketing Expense

	Year Ended December 31,
	2019		2018		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Sales and marketing	$35,170	16%	$20,935	14%	$14,235	68%
Sales and marketing expense was $35.2 million in 2019, compared to $20.9 million in 2018, an increase of $14.2 million, or 68%. The acquisitions we closed after January 1, 2018 contributed an increase of $10.0 million in sales and marketing expense comprised primarily of personnel and related costs. Our Organic Business contributed a $4.4 million increase to sales and marketing expense, comprised of a $2.2 million increase in personnel and related costs, a $1.1 million increase in non-cash stock compensation, a $0.6 million increase related to sales tools and software expense, and the remaining $0.5 million was driven by miscellaneous costs.

Research and Development Expense

	Year Ended December 31,
	2019		2018		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Research and development:
Research and development	$29,388	13%	$21,320	14%	$8,068	38%
Refundable tax credits	(351)	—%	(406)	—%	55	(14)%
Total research and development	$29,037	13%	$20,914	14%	$8,123	39%
Research and development expense was $29.4 million in 2019, compared to $21.3 million in 2018, an increase of $8.1 million, or 38%. The $6.9 million increase from acquisitions closed after January 1, 2018 was comprised of $6.5 million in personnel and related costs, and $0.4 million of miscellaneous expenses. Our Organic Business contributed to a $1.4 million increase in research and development costs primarily from increased non-cash stock compensation expense.
Refundable tax credits were $0.4 million in 2019, or flat compared to $0.4 million in 2018.
General and Administrative Expense

	Year Ended December 31,
	2019		2018		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
General and administrative	$48,077	22%	$32,041	21%	$16,036	50%
General and administrative expense was $48.1 million in 2019, compared to $32.0 million in 2018, an increase of $16.0 million, or 50%. The acquisitions we closed after January 1, 2018 contributed a $5.4 million dollar increase to general and administrative expense, which $3.9 million was related to personnel and related expense, $0.5 million was related to administrative fees, and the remaining $1.0 million was related to miscellaneous expenses. General and administrative costs for our Organic Business increased by $10.7 million which was related to increases of $9.2 million in non-cash stock compensation expense, $0.1 million in personnel and related expense, and $1.4 million in miscellaneous expenses.
Depreciation and Amortization Expense

	Year Ended December 31,
	2019		2018		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$1,392	2%	$607	—%	$785	129%
Amortization	24,492	11%	13,665	9%	10,827	79%
Total depreciation and amortization	$25,884	13%	$14,272	9%	$11,612	81%
Depreciation and amortization expense was $25.9 million in 2019, compared to $14.3 million in 2018, an increase of $11.6 million, or 81%. This increase was related primarily to acquisitions we closed after January 1, 2018 which contributed a $11.5 million increase, a majority of which related to amortization of acquired intangible assets.
Acquisition-related Expense

	Year Ended December 31,
	2019		2018		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Acquisition-related expense	$39,657	18%	$18,728	12%	$20,929	112%
Acquisition-related expenses are typically incurred for up to four quarters after each acquisition, with the majority of these costs being incurred within 6 to 9 months, to transform the acquired business into the Company's unified operating platform. These expenses can vary based on the size, timing and location of each acquisition. These acquisition-related expenses include transaction related expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. These acquisition-related expenses also include transformational expenses such as severance, compensation for transitional personnel, office lease terminations, and vendor cancellations. If the Company ceased acquisition activity today, within a year these acquisition-related expenses would no longer be incurred. During the year ended December 31, 2019 and 2018 transaction related expenses were $11.3 million and $6.6 million, respectively, and transformational expenses were $28.4 million and $12.1 million, respectively.
Acquisition-related expenses incurred during the twelve months ended December 31, 2019 increased primarily as a result of the increased number of acquisitions, five in 2019 compared to the four acquisitions closed in 2018, and the geographic location of the acquisitions as foreign acquisitions typically have more acquisition related expenses due to added foreign legal and regulatory compliance. In addition, due to the timing of our two foreign acquisitions in the fourth quarter of 2018 a significant portion of the transformation and integration related costs for these late 2018 foreign acquisitions were incurred in 2019.
Other Expense, net

	Year Ended December 31,
	2019		2018		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Other Expense:
Interest expense, net	$(22,313)	(10)%	$(13,273)	(9)%	$(9,040)	68%
Loss on debt extinguishment	(2,317)	(1)%	—	—%	(2,317)	NA
Other income (expense), net	(3,240)	(3)%	(1,781)	(1)%	(1,459)	82%
Total other expense	$(27,870)	(13)%	$(15,054)	(10)%	$(12,816)	85%
Interest expense was $22.3 million in 2019, compared to $13.3 million for 2018, an increase of $9.0 million, or 68%. The increase is attributable to increased borrowing under our expanded debt facility to support acquisitions.
Loss on debt extinguishment was $2.3 million in 2019, compared to none in 2018, an increase of $2.3 million. The loss on debt extinguishment was non-cash and the result of the replacement of our previous credit facility with our new credit facility. As a result of paying down our previous credit facility, we were required to expense the $2.3 million of remaining unamortized debt discount on our previous term loan. See the “Liquidity and Capital Resources” section herein for further discussion regarding our new credit facility.
Other expense was $3.2 million in 2019, compared to other income of $1.8 million in 2018, an increase of $1.5 million, or 82%. The increase is primarily due to a $2.0 million non-cash loss on divestiture of Sunset Assets which consisted primarily of non-cash expense for deferred sales commissions.

Benefit from Income Taxes

	Year Ended December 31,
	2019		2018		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Loss before provision for income taxes	(52,176)	(24)%	(20,648)	(13)%	(31,528)	(153)%
Benefit from (provision for) income taxes	$6,805	3%	$9,809	7%	$(3,004)	(31)%
Effective income tax rate	(13.0)%		(47.5)%
Benefit from income taxes was $6.8 million in 2019, compared to a benefit for income taxes of $9.8 million in 2018, a decrease in the benefit from income taxes of $3.0 million, or 31%.The decrease in the benefit from income taxes is primarily attributable to a $3.7 million decrease in benefit from $10.1 million in 2018 to $6.4 million in 2019 as a result of the release of valuation allowance related to acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance. In addition, the decrease in benefit from income taxes included a $2.5 million decrease from a benefit of $1.4 million in 2018 to a provision of $1.1 million in 2019 related to domestic tax deductible goodwill amortization. These decreases in benefit from income taxes were offset by an increase of $3.2 million from a $1.2 million provision in 2018 to a $2.0 million benefit in 2019 related to foreign taxes. The $2.0 million foreign benefit for income taxes in 2019 is primarily attributable to income tax credits generated in Canada and decreases in deferred tax liabilities due to operations in the UK and acquired Canada entities..
Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of any remaining tax deductible goodwill after application of indefinite life deferred tax assets. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Code and similar state provisions. Refer to Note 6. Income Taxes in the notes to consolidated financial statements for more information regarding our income taxes as they relate to foreign and domestic operations.
Comparison of Years Ended December 31, 2018 and December 31, 2017
For a comparison of years ended December 31, 2018 and December 31, 2017 refer to “Item 7. Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 15, 2019.

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
As of December 31, 2019, we had cash and cash equivalents of $175.0 million, $60.0 million of available borrowings under our credit facility, as discussed below, and $539 million of borrowings outstanding under our credit facility. As of December 31, 2018, we had cash and cash equivalents of $16.7 million, $60.0 million of available borrowings under our previous credit facility (excluding the $55.0 million uncommitted Accordion in our Credit Agreement), $283.2 million of borrowings outstanding under our credit facility. Our cash and cash equivalents held by our foreign subsidiaries was $22.6 million as of December 31, 2019. If these funds held by our foreign subsidiaries are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds to the U.S. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of December 31, 2019 and 2018, we had a working capital surplus of $109.5 million and a deficit of $40.4 million, respectively, which included $76.6 million and $57.6 million of deferred revenue recorded as a current liability as of December 31, 2019 and 2018, respectively. This deferred revenue will be recognized as revenue in future periods in accordance with our revenue recognition policy.
Credit Agreement
On August 6, 2019, we entered into a new credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a new $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of December 31, 2019. The new Credit Facility replaced our previous credit facility. All outstanding balances under our previous credit facility were paid off using proceeds from our new Credit Facility.
On November 26, 2019, the Company entered into a First Incremental Assumption Agreement (the “Incremental Assumption Agreement”) which provides for a term loan facility to be established under the Credit Agreement in an aggregate principal amount of $190 million (the “2019 Incremental Term Loan”) which is in addition to the existing $350 million term loans outstanding under the Credit Agreement and the $60 million revolving credit facility under the Credit Agreement,
The Credit Facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The Credit Facility contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of December 31, 2019, we were in compliance with all covenants under the Credit Facility. See Note 7. Debt for more information regarding our Credit Facility and outstanding debt as of December 31, 2019.
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
On May 13, 2019, we completed a registered underwritten public offering pursuant to the S-3 of 3,795,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $42.00 per share. This included the 495,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The net proceeds of the offering of $151.1 million, net of issuance costs of $8.3 million, will be used for general business purposes, including the funding of future acquisitions. As of December 31, 2019, an aggregate amount of up to $90.6 million of Upland securities remain available for issuance under the S-3.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$12,076	$7,347	$7,716
Net cash used in investing activities	(217,761)	(161,686)	(110,775)
Net cash provided by financing activities	363,768	149,923	96,178
Effect of exchange rate fluctuations on cash	203	(1,172)	449
Change in cash and cash equivalents	158,286	(5,588)	(6,432)
Cash and cash equivalents, beginning of period	16,738	22,326	28,758
Cash and cash equivalents, end of period	$175,024	$16,738	$22,326
Cash Flows from Operating Activities
Cash used in operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Included in net cash provided by operating activities are acquisition related expenses incurred for up to four quarters after each acquisition to transform the acquired business into the Company's unified operating platform. Additionally, operating cash flows includes the impact of earn-outs payments in excess of original purchase accounting estimates. Our operating assets and liabilities consist primarily of cash, receivables from customers, prepaid assets, unbilled professional services, deferred commissions, accounts payable, accrued compensation and other accrued expenses, acquisition related earnout and holdback liabilities, lease liabilities and deferred revenues. The volume of professional services rendered, the amount of perpetual licenses sold, and the related timing of collections on those bookings, as well as payments of our accounts payable and accrued payroll and related benefits affect these account balances.
Our cash provided by operating activities for the year ended 2019 primarily reflects our net loss of $45.4 million, which includes $39.7 million of acquisition related expenses, and includes non-cash expenses that included $34.6 million of depreciation and amortization, $25.8 million of non-cash stock compensation expense, $3.5 million in amortization of deferred commissions costs, a $2.3 million non-cash loss on extinguishment of debt, a $2.0 million non-cash expense of deferred sales commissions upon the divestiture of Sunset Assets, $1.4 million of non-cash interest expense, and $0.1 million of foreign currency re-measurement losses all of which were partially offset by $9.4 million of deferred income taxes. Working capital uses of cash included a $5.5 million increase in Prepaids and other primarily for deferred sales commissions, a $0.1 million decrease in accounts payable, and a $4.2 million decrease in accrued expenses and other liabilities. These uses of cash were partially offset by a $3.2 million decrease in accounts receivable and a $3.9 million increase in deferred revenue.
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

Cash Flows from Investing Activities
Our primary investing activities have consisted of acquisitions of complementary technologies, products and businesses. As our business grows, we expect our primary investing activities to continue to further expand our family of software applications and infrastructure and support additional personnel. For the years ended December 31, 2019 cash used in investing activities for business combinations consisted of $216.0 million, cash used for the purchase of property and equipment was $1.0 million, and cash used for the purchase of customer relationships was $0.7 million.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our operations as well as proceeds from debt obligations entered into to finance our operations. For the year ended December 31, 2019, cash provided by financing activities consisted primarily of $625.7 million in proceeds from debt and $151.6 million for proceeds from issuance of common stock, net of issuance costs, partially offset by $12.7 million in taxes paid related to net share settlements of equity awards, and $383.6 million for repayment of debt, primarily related to the replacement of our previous credit facility with our new credit facility. Cash used for additional consideration to sellers of businesses was $16.7 million and payments on finance leases was $0.5 million.
Contractual Payment Obligations
The following table summarizes our future contractual obligations as of December 31, 2019 (in thousands):

Contractual Obligations	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	>3-5 Years	More Than 5 Years
Debt Obligations (1)	$538,650	$5,400	$10,800	$10,800	$511,650
Interest on Debt Obligations (2)	$187,986	$29,377	$57,630	$56,683	$44,296
Financing Lease Obligations (3)	$111	$85	$20	$6	$—
Operating Lease Obligations (4)	$9,773	$2,664	$3,905	$3,001	$203
Purchase Commitments (5)	$14,068	$9,387	$3,024	$1,657	$—
Total	$750,588	$46,913	$75,379	$72,147	$556,149
(1)In August 6, 2019, we entered into a new fully-drawn $350 million, 7 year, senior secured term loan B facility and a new $60 million, 5 year, revolving credit facility that was fully available as of December 31, 2019. In addition, on November 26, 2019, we entered into a First Incremental Assumption Agreement (the “Incremental Assumption Agreement”) which provides for a term loan facility to be established under the Credit Agreement in an aggregate principal amount of $190 million (the “2019 Incremental Term Loan”) which is in addition to the existing $350 million term loans outstanding under the Credit Agreement and the $60 million revolving credit facility under the Credit Agreement. The new credit facilities replaced our previous credit facility and paid off all outstanding amounts under our previous credit facility at closing. Future debt maturities of long-term debt exclude debt discounts and consist of obligations under our Credit Facility. See “Liquidity and Capital Resources” above for further discussion regarding our Credit Facility.
(2)Future interest on debt obligations is calculated using the interest rate effective as of December 31, 2019. In conjunction with our new $350 million, 7 year, term credit facility and our $190 million 2019 Incremental Term Loan we entered into interest rate hedge instruments for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our new $60 million, 5 year, undrawn revolving credit facility remains floating. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.
(3)We lease office equipment under capital leases that expire between 2020 and 2023.

(4)We lease office space under operating leases that expire between 2020 and 2025. Operating lease obligations above do not include the impact of future rental income related to agreements we have entered into to sublet excess office space as a result of our transformation activities.
(5)We define a purchase commitment as an agreement that is enforceable and legally binding and that specifies all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. In addition, Purchase orders are not included as they represent authorizations to purchase rather than binding agreements.
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment.
We have an outstanding purchase commitment in 2020 for software development services from DevFactory FZ-LLC (“DevFactory”) pursuant to a technology services agreement in the amount of $7.3 million. See Note 16. Related Party Transactions, in the notes to consolidated financial statements for more information regarding our purchase commitment to this related party.
Off-Balance Sheet Arrangements
During the years ended December 31, 2019, 2018, and 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and the Use of Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our significant accounting policies are described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
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
Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for maintenance and other services, as well as initial subscription fees. We recognize deferred revenues as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products our services and customer types, we require payment before the products or services are delivered to the customer.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, and deferred revenues. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in unbilled receivables, which are expected to be billed during the succeeding twelve-month period and are recorded in 'Unbilled receivables' in our consolidated balance sheets. A contract liability results when we receive prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. We recognize contract liabilities as revenues upon satisfaction of the underlying performance obligations. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in 'Deferred revenue' and the remaining portion is recorded in 'Deferred revenue noncurrent' on the accompanying consolidated balance sheets at the end of each reporting period.
Stock-Based Compensation
We measure all share-based payments, including grants of options to purchase common stock and the issuance of restricted stock or restricted stock units to employees, service providers and board members, using the fair-value at grant date. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period. We value restricted stock and restricted stock units at the closing price of our common stock on the grant date. We value stock option awards using the Black-Scholes option-pricing model. For the years ended December 31, 2019, 2018, and 2017 stock-based compensation awards consisted primarily of restricted stock and restricted stock units.

Income Taxes
We are subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in evaluating and estimating our provision for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. The Tax Act has provisions that require additional guidance on specific interpretations of the tax law changes. Our provision for income taxes could be adversely affected by our earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies and changes to our existing businesses, acquisitions and investments, changes in our deferred tax assets and liabilities including changes in our assessment of valuation allowances, changes in the relevant tax laws or interpretations of these tax laws, and developments in current and future tax examinations.
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in the period that includes the enactment date. We make significant estimates in determining the value of our deferred tax assets. These estimates included, but are not limited to, the expected reversal periods of deferred tax assets and liabilities, the availability of net operating losses and other carryovers and consideration of the future ability to generate taxable income. These estimates are inherently uncertain and unpredictable, and if different estimates were used, it would impact the value of our deferred tax assets and the income tax benefit recognized in fiscal 2019 and in future periods when the deferred taxes are realized.
A valuation allowance is established against our deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. As of December 31, 2019 we recorded a valuation allowance of $21.2 million against our deferred tax assets. If, in the future, we evaluate that our deferred tax assets are not likely to be realized, an increase in the related valuation allowance could result in a material income tax expense in the period such determination is made.
The Company has adopted an indefinite reinvestment position whereby foreign earnings for foreign subsidiaries are expected to be reinvested and future earnings are not expected to be repatriated. As a result of this policy, no deferred tax liability has been accrued in anticipation of future dividends from foreign subsidiaries.
The Company accounts for the uncertainty of income taxes based on a “more likely than not” threshold for the recognition and derecognition of tax positions, which includes the accounting for interest and penalties as a component of income tax expense.
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
Significant estimates and assumptions, including fair value estimates, are used to determine the fair value of assets acquired, liabilities assumed, and contingent consideration transferred as well as the useful lives of long-lived assets acquired. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to our initial estimates and assumptions. Upon conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to acquisition related expenses in our consolidated statement of operations.
The valuation of identifiable intangible assets reflects management’s estimates based on, among other factors, use of established valuation methods. Customer relationships are valued using the multi-period excess earnings method income approach, which estimates fair value based on the earnings and cash flow capacity of the subject asset. Developed technology and trade names are valued using the relief-from-royalty method, which estimates fair value based on the value the owner of the asset receives from not having to pay a royalty to use the asset.
The purchase price transferred in our acquisitions often contain holdback and contingent consideration provisions. Holdbacks are subject to reduction for indemnification claims and are typically payable within 12 to 18 months of the acquisition date and are recorded in due to sellers in our consolidated balance sheets. Contingent consideration typically includes earnout payments payable within 12 to 18 months of the date of acquisition based on attainment of certain performance goals. The estimated fair value of contingent consideration related to potential earnout payments is calculated utilizing a binary option model, and this amount is recorded in due to sellers in the consolidated balance sheets. The fair value of contingent consideration is estimated on a quarterly basis through a collaborative effort by our sales and finance departments. Changes in the fair value of contingent consideration subsequent to the purchase price finalization are recorded as acquisition related expenses or other income (expense) in our consolidated statements of operations based on management’s assessment of the nature of the liability.
Goodwill and Other Intangibles
The Company’s indefinite lived intangible assets consist entirely of goodwill, which is evaluated for impairment annually in October or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The events and circumstances considered by the Company include the business climate, legal factors, operating performance indicators and competition.
As we operate as one reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the its carrying value. We have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. We further estimate the fair value of the reporting unit using a fair-value-based approach based on market capitalization to determine if it is more likely than not that the fair value of our reporting unit is less than its carrying amount.
Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. The annual impairment test was performed as of October 31, 2019. No impairment of goodwill was identified during the years ended December 31, 2019, 2018, or 2017.
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
In conjunction with our new $350 million, 7 year, term credit facility , and subsequent entry into an additional $190 million in incremental term loans under the Credit Agreement, we entered into interest rate hedge instruments for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our new $60 million, 5 year, revolving credit facility remains floating. As of December 31, 2019, we had a principal balance of $538.7 million under our Credit Agreement. As there was no debt outstanding under our revolving credit facility as of December 31, 2019, a hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $0.0 million annually.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, which expose us to foreign exchange rate risk. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $5.9 million for the year ended December 31, 2019. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
The non-financial assets and liabilities of our foreign subsidiaries are translated into United States dollars using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss. In addition, we have foreign currency denominated intercompany loans that were used to fund the acquisition of a foreign subsidiaries during the years ended December 31, 2019 and 2018. Due to the long-term nature of these loans, the foreign currency gains (losses) resulting from remeasurement are recognized as a component of accumulated other comprehensive income (loss).
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

Item 8.    Financial Statements and Supplementary Data
UPLAND SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Upland Software, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Upland Software, Inc. (the “Company“) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an adverse opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for accounting for revenue in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Valuation of intangible assets and contingent consideration in business combinations
As disclosed in Note 1 to the consolidated financial statements, the Company’s growth strategy is to pursue acquisitions of complementary technologies and businesses as evidenced by the twenty five acquisitions made in the eight years ended December 31, 2019. As disclosed in Note 3 to the consolidated financial statements, during 2019, the Company completed five acquisitions for total consideration of $228 million. The acquisitions were accounted for as business combinations in accordance with ASC 805.
Auditing the Company's accounting for its acquisitions was complex due to the estimation uncertainty in the Company’s determination of the fair value of identified intangible assets, which primarily consist of developed technology of $24 million and customer relationships of $109 million, and contingent consideration of $5 million. The estimation uncertainty was primarily due to the judgmental nature of the inputs and assumptions to the valuation models used to measure the fair value of these intangible assets and contingent consideration, as well as the sensitivity of the respective fair values to underlying assumptions. The Company used the multi-period excess earnings and relief-from-royalty methods, which are variations of the income approach, to measure the customer relationships and developed technology intangible assets, respectively, and the binary option model to measure contingent consideration. The significant assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results, including revenue growth rates, gross margin, operating expenses, technology obsolescence and customer attrition. The significant assumptions used to estimate the fair value of the contingent consideration included discount rates and expected future annual revenue streams and the related probability of achievement. These significant assumptions are forward-looking and could be affected by future economic and market conditions.
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s accounting for acquisitions, which included management’s review of the determination of the key assumptions used in estimating the fair value of intangible assets and contingent consideration.
To test the estimated fair value of the identified intangible assets and contingent consideration, our audit procedures for each of the acquisitions included, among others, reading the purchase agreement, evaluating the Company's use of the multi-period excess earnings method, relief-from-royalty method and binary option model, evaluating the significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates. For example, we compared the forecasted results to historical operating results, industry peer results, economic trends, and other relevant factors. We also assessed the historical accuracy of management’s estimates.
Revenue recognition for new products and services
The Company frequently acquires companies that have their own portfolio of products and services that will be included in the Upland suite of offerings. For each of these new products and services, the Company must understand the terms and conditions contained in the contracts with customers and evaluate and apply the five step model under ASC 606 to ensure proper revenue recognition. Management performs detailed contract review procedures to ensure that any non-standard terms and conditions included in the contracts are properly considered in relation to the accounting literature.
Auditing the Company’s revenue recognition analysis related to new products and services, primarily from acquisitions, was challenging due to the effort required in identifying and evaluating non-standard terms and conditions in contracts under Upland’s revenue recognition policy, in accordance with ASC 606. For example, there may be non-standard terms and conditions that required judgment to determine distinct performance obligations, transaction price, or the pattern of revenue recognition.
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's internal controls over the process to evaluate the application of the Company’s revenue recognition policy to newly added products and services. This included the controls related to the determination of distinct performance obligations, transaction price, and pattern of revenue recognition.
Among other procedures, we obtained and evaluated management’s assessment of the respective revenue recognition for new products and services. We also reviewed management’s evidence for compiling the complete portfolio of contracts and selected a sample of executed contracts to review the terms and conditions. For each of the contracts we reviewed, we identified the promised goods and services in the contract and assessed the distinct performance obligations. We also evaluated the impact of non-standard terms and conditions on the determination of the transaction price and pattern of revenue recognition.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.
Austin, Texas
March 2, 2020

Upland Software, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$175,024	$16,738
Accounts receivable (net of allowance of $1,238 and $1,405 at December 31, 2019 and December 31, 2018, respectively)	50,938	40,841
Deferred commissions, current	3,059	2,633
Unbilled receivables	5,111	3,694
Prepaid and other	4,748	3,382
Total current assets	238,880	67,288
Tax credits receivable	4,186	1,573
Property and equipment, net	3,917	2,827
Operating lease right-of-use asset	8,056	—
Intangible assets, net	282,727	179,572
Goodwill	346,134	225,322
Deferred commissions, noncurrent	8,763	6,292
Other assets	4,165	324
Total assets	$896,828	$483,198
See accompanying notes.

Upland Software, Inc.
Consolidated Balance Sheets (continued)

(in thousands, except share and per share amounts)	December 31,
	2019	2018
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,904	$3,494
Accrued compensation	11,559	6,581
Accrued expenses and other current liabilities	15,344	16,666
Deferred revenue	76,558	57,626
Due to sellers	14,276	17,267
Operating lease liabilities, current	2,533	—
Current maturities of notes payable (includes unamortized discount of $2,207 and $1,109 at December 31, 2019 and December 31, 2018, respectively)	3,193	6,015
Total current liabilities	129,367	107,649
Notes payable, less current maturities (includes unamortized discount of $11,369 and $2,381 at December 31, 2019 and December 31, 2018, respectively)	521,881	273,713
Deferred revenue, noncurrent	496	578
Operating lease liabilities, noncurrent	5,862	—
Noncurrent deferred tax liability, net	25,685	13,311
Other long-term liabilities	676	640
Total liabilities	683,967	395,891
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019; no shares issued and outstanding as of December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized: 25,250,120 and 21,489,112 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively)	3	2
Additional paid-in capital	345,127	180,481
Accumulated other comprehensive loss	(1,223)	(7,501)
Accumulated deficit	(131,046)	(85,675)
Total stockholders’ equity	212,861	87,307
Total liabilities and stockholders’ equity	$896,828	$483,198
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Operations

(in thousands, except share and per share amounts)	Year Ended December 31,
	2019	2018	2017
Revenue:
Subscription and support	$203,866	$136,578	$85,467
Perpetual license	5,738	3,902	4,346
Total product revenue	209,604	140,480	89,813
Professional services	13,033	9,405	8,139
Total revenue	222,637	149,885	97,952
Cost of revenue:
Subscription and support	61,465	42,881	28,454
Professional services	7,652	5,708	5,193
Total cost of revenue	69,117	48,589	33,647
Gross profit	153,520	101,296	64,305
Operating expenses:
Sales and marketing	35,170	20,935	15,307
Research and development	29,388	21,320	15,795
Refundable tax credits	(351)	(406)	(542)
General and administrative	48,077	32,041	23,291
Depreciation and amortization	25,885	14,272	6,498
Acquisition-related expenses	39,657	18,728	15,092
Total operating expenses	177,826	106,890	75,441
Loss from operations	(24,306)	(5,594)	(11,136)
Other expense:
Interest expense, net	(22,313)	(13,273)	(6,582)
Loss on debt extinguishment	(2,317)	—	—
Other income (expense), net	(3,240)	(1,781)	289
Total other expense	(27,870)	(15,054)	(6,293)
Loss before provision for income taxes	(52,176)	(20,648)	(17,429)
Benefit from (provision for) income taxes	6,805	9,809	(1,296)
Net loss	$(45,371)	$(10,839)	$(18,725)
Net loss per common share:
Net loss per common share, basic and diluted	$(1.96)	$(0.54)	$(1.02)
Weighted-average common shares outstanding, basic and diluted	23,099,549	19,985,528	18,411,247
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Comprehensive Loss

(in thousands)	Year Ended December 31,
	2019	2018	2017
Net loss	$(45,371)	$(10,839)	$(18,725)
Foreign currency translation adjustment	1,635	(3,762)	749
Unrealized translation gain (loss) on foreign currency denominated intercompany loans	2,219	(1,336)	—
Unrealized gain on interest rate swap	2,424	—	—
Comprehensive loss	$(39,093)	$(15,937)	$(17,976)
See accompanying notes.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	17,785,288	$2	$124,566	$(3,152)	$(62,403)	$59,013
Issuance of stock under Company plans, net of shares withheld for tax	843,579	—	(2,163)	—	—	(2,163)
Issuance of stock, net of issuance costs	2,139,534	—	42,564	—	—	42,564
Stock-based compensation	—	—	9,977	—	—	9,977
Foreign currency translation adjustment	—	—	—	749	—	749
Net loss	—	—	—	—	(18,725)	(18,725)
Balance at December 31, 2017	20,768,401	$2	$174,944	$(2,403)	$(81,128)	$91,415
Issuance of common stock in business combination	911	—	(61)	—	—	(61)
Issuance of stock under Company plans, net of shares withheld for tax	719,800	—	(8,511)	—	—	(8,511)
Issuance of stock, net of issuance costs	—	—	(21)	—	—	(21)
Stock-based compensation	—	—	14,130	—	—	14,130
Cumulative ASC 606 adjustments	—	—	—	—	6,292	6,292
Foreign currency translation adjustment	—	—	—	(3,762)	—	(3,762)
Unrealized translation loss on foreign currency denominated intercompany loans	—	—	—	(1,336)	—	(1,336)
Net loss	—	—	—	—	(10,839)	(10,839)
Balance at December 31, 2018	21,489,112	$2	$180,481	$(7,501)	$(85,675)	$87,307
Issuance of common stock in business combination	7,898	—	(30)	—	—	(30)
Issuance of stock under Company plans, net of shares withheld for tax	(41,890)	—	(12,191)	—	—	(12,191)
Issuance of stock, net of issuance costs	3,795,000	1	151,113	—	—	151,114
Stock-based compensation	—	—	25,754	—	—	25,754
Foreign currency translation adjustment	—	—	—	1,635	—	1,635
Unrealized translation gain on foreign currency denominated intercompany loans	—	—	—	2,219	—	2,219
Unrealized gain on interest rate swap	—	—	—	2,424	—	2,424
Net loss	—	—	—	—	(45,371)	(45,371)
Balance at December 31, 2019	25,250,120	$3	$345,127	$(1,223)	$(131,046)	$212,861
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(45,371)	$(10,839)	$(18,725)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,621	21,347	11,914
Deferred income taxes	(9,432)	268	(262)
Amortization of deferred costs	3,476	2,367	—
Foreign currency re-measurement (gain) loss	58	305	(382)
Non-cash interest and other expense	1,398	874	592
Non-cash stock compensation expense	25,754	14,130	9,977
Non-cash loss on divestiture of assets	1,988	—	—
Non-cash loss on retirement of fixed assets	—	—	(19)
Non-cash loss on debt extinguishment	2,317	—	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	3,160	(5,212)	(4,710)
Prepaids and other	(5,532)	(2,798)	1,555
Accounts payable	(73)	(3,399)	1,254
Accrued expenses and other liabilities	(4,153)	(17,615)	3,715
Deferred revenue	3,865	7,919	2,807
Net cash provided by operating activities	12,076	7,347	7,716
Investing activities
Purchase of property and equipment	(1,040)	(935)	(396)
Purchase of customer relationships	(696)	—	(55)
Purchase business combinations, net of cash acquired	(216,025)	(160,751)	(110,324)
Net cash used in investing activities	(217,761)	(161,686)	(110,775)
Financing activities
Payments on finance leases	(529)	(1,136)	(1,497)
Proceeds from notes payable, net of issuance costs	625,666	172,397	74,538
Payments on notes payable	(383,568)	(4,689)	(11,912)
Taxes paid related to net share settlement of equity awards	(12,659)	(9,400)	(3,387)
Issuance of common stock, net of issuance costs	151,551	807	43,797
Additional consideration paid to sellers of businesses	(16,693)	(8,056)	(5,361)
Net cash provided by financing activities	363,768	149,923	96,178
Effect of exchange rate fluctuations on cash	203	(1,172)	449
Change in cash and cash equivalents	158,286	(5,588)	(6,432)
Cash and cash equivalents, beginning of period	16,738	22,326	28,758
Cash and cash equivalents, end of period	$175,024	$16,738	$22,326
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$23,862	$12,429	$6,012
Cash paid for taxes	$3,557	$3,348	$1,782
Cash paid for sales commissions	$5,119	$2,408	$3,231
Noncash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$16,108	$17,713	$9,132
Equipment acquired pursuant to financing lease obligations	$44	$—	$50
See accompanying notes.

Upland Software, Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Upland Software, Inc. (“Upland” or the “Company”) is a provider of cloud-based enterprise work management software that enables organizations to plan, manage and execute projects and work. Upland’s four cloud offerings address a broad range of enterprise work management needs, from strategic planning to task execution in the following functional areas: Customer Experience, Sales and Marketing, Call Center, Project Management, Information Technology, Business Operations, and Human Resources and Legal.
To support continued growth, Upland intends to pursue acquisitions within its core cloud offerings of complementary technologies and businesses. Upland expects that this will expand its product offerings, customer base and market access, resulting in increased benefits of scale. Consistent with Upland’s growth strategy, Upland has made a total of 25 acquisitions in the 8 years ending December 31, 2019.
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
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include those related to revenue recognition, deferred commissions, allowance for doubtful accounts, stock-based compensation, contingent consideration, acquired intangible assets, the useful lives of intangible assets and property and equipment, and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits and liquid investments with original maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.
Accounts Receivable and Allowance for Doubtful Accounts
The Company extends credit to the majority of its customers. Issuance of credit is based on ongoing credit evaluations by the Company of customers’ financial condition and generally requires no collateral. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Invoices generally require payment within 30 to 60 days from the invoice date. The Company generally does not charge interest on past due payments, although the Company's contracts with its customers usually allow it to do so.
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
The following table presents the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$1,405	$1,069	$658
Provision	1,720	875	1,069
Writeoffs, net of recoveries	(1,887)	(539)	(658)
Balance at end of year	$1,238	$1,405	$1,069
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues nor more than 10% of accounts receivable in the years ended December 31, 2019, 2018, or 2017.
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
Significant estimates and assumptions, including fair value estimates, are used to determine the fair value of assets acquired, liabilities assumed, and contingent consideration transferred as well as the useful lives of long-lived assets acquired. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to our initial estimates and assumptions. Upon conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to acquisition related expenses in our consolidated statement of operations.

Tangible assets are valued at their respective carrying amounts, which approximates their estimated fair value. The valuation of identifiable intangible assets reflects management’s estimates based on, among other factors, use of established valuation methods. Customer relationships are valued using the multi-period excess earnings method income approach, which estimates fair value based on the earnings and cash flow capacity of the subject asset. Developed technology and trade names are valued using the relief-from-royalty method, which estimates fair value based on the value the owner of the asset receives from not having to pay a royalty to use the asset.
The purchase price transferred in our acquisitions often contain holdback and contingent consideration provisions. Holdbacks are subject to reduction for indemnification claims and are typically payable within 12 to 18 months of the acquisition date and are recorded in due to sellers in our consolidated balance sheets. Contingent consideration typically includes earnout payments payable within 12 to 18 months of the date of acquisition based on attainment of certain performance goals. Contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. Holdback and contingent consideration liabilities are recorded in due to sellers in our consolidated balance sheet. The estimated fair value of contingent consideration related to potential earnout payments is calculated utilizing a binary option model, and this amount is recorded in due to sellers in the consolidated balance sheets. The fair value of contingent consideration is estimated on a quarterly basis through a collaborative effort by our sales and finance departments. Changes in the fair value of contingent consideration subsequent to the purchase price finalization are recorded as acquisition related expenses or other income (expense) in our consolidated statements of operations based on management’s assessment of the nature of the liability.
Goodwill and Other Intangibles
Goodwill is evaluated for impairment annually in October or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The events and circumstances considered by the Company include the business climate, legal factors, operating performance indicators and competition. The company adopted ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment during the first quarter of 2018 which eliminated step 2 from the goodwill impairment test.
As we operate as one reporting unit, the impairment test is performed at the consolidated entity level by comparing the estimated fair value of the Company to the its carrying value. We have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Based on the qualitative assessment, if it is determined that it is more likely than not that the Company's fair value is less than its carrying value we would compare the carrying value of the Company's single reporting unit to its fair value and recognize any excess carrying value as an impairment loss. We further estimate the fair value of the reporting unit using a fair-value-based approach based on market capitalization to determine if it is more likely than not that the fair value of our reporting unit is less than its carrying amount.
Determining the fair value of goodwill is subjective in nature and often involves the use of estimates and assumptions including, without limitation, use of estimates of future prices and volumes for our products, capital needs, economic trends and other factors which are inherently difficult to forecast. If actual results, or the plans and estimates used in future impairment analyses are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges in a future period. The annual impairment test was performed as of October 31, 2019. No impairment of goodwill was identified during the years ended December 31, 2019, 2018, or 2017.
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
There were no impairments of our intangible assets during the years ended December 31, 2019, 2018 or 2017.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine whether impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or net realizable value. No indicators of impairment were identified during the years ended December 31, 2019, 2018, or 2017.
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
ASC 350-40 also requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. In accordance with ASC 350-40, (i) capitalized implementation costs must are classified in the same balance sheet line item as the amounts prepaid for the related hosting arrangement; (ii) amortization of capitalized implementation costs are presented in the same income statement line item as the service fees for the related hosting arrangement; and (iii) cash flows related to capitalized implementation costs are presented within the same category of cash flow activity as the cash flows for the related hosting arrangement (i.e. operating activity).
As of December 31, 2019 and 2018, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were $0.5 million and $0.1 million, respectively. These costs related primarily to the implementation of a new ERP system. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item in the consolidated statements of operations as the expense for fees for the associated hosting arrangement.
Refundable Tax Credits
Refundable tax credits related to current expenses are accounted for as a reduction of the research and development costs. Such credits relate to the Company's operations in Canada, the United Kingdom, and Ireland and are not dependent upon taxable income. Credits are accrued in the year in which the research and development costs or the capital expenditures are incurred, provided the Company is reasonably certain that the credits will be received. The government credit must be examined and approved by the tax authorities, and it is possible that the amounts granted will differ from the amounts recorded.

Debt Issuance Costs
The Company capitalizes underwriting, legal, and other direct costs incurred related to the issuance of debt, which are recorded as a direct deduction from the carrying amount of the related debt liability and amortized to interest expense over the term of the related debt using the effective interest rate method. Upon the extinguishment of the related debt, any unamortized capitalized deferred financing costs are recorded to interest expense. In 2019 the Company wrote off approximately $2.3 million of deferred financing costs associated with the pay down of its prior credit facility in connection with entering into the Company’s new Credit Agreement as discussed in Note 7. Debt. In 2018 and 2017, the Company had no write offs of deferred financing costs.
Derivatives
The Company has entered into a floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively convert the entire balance of the Company's $540 million term loan (including subsequent incremental term loans as discussed in Note 7. Debt) from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the seven year term of the debt. ASC 815 requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship by comparing changes in fair value or cash flows of the derivative financial instrument with the changes in fair value or cash flows of the designated hedged item or transaction. All derivative financial instruments are recorded at fair value as a net asset or liability in the accompanying Consolidated Balance Sheets. The fair value of interest rate swap recorded in other assets at December 31, 2019 was $2.4 million.
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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and long–term debt. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value, primarily due to short maturities. The carrying values of the Company’s debt instruments approximated their fair value based on rates currently available to the Company.
Revenue Recognition
On January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 13 Revenue Recognition for a detailed discussion of accounting policies related to revenue recognition, including deferred revenue and deferred commissions.

Cost of Revenue
Cost of revenue primarily consists of salaries and related expenses (e.g. bonuses, employee benefits, and payroll taxes) for personnel directly involved in the delivery of services and products directly to customers. Cost of revenue also includes the amortization of acquired technology, and hosting and infrastructure costs related to the delivery of the Company’s products and services.
Customer Relationship Acquisition Costs
Costs associated with the acquisition or origination of customer relationships are capitalized as customer relationship assets as incurred and amortized over the estimated life of the customer relationship. Refer to Note 13. Revenue Recognition for further discussion regarding deferred commissions.
Advertising Costs
Advertising costs are expensed in the period incurred. Advertising expenses were $132,000, $79,000 and $33,000 for the years ended December 31, 2019, 2018, or 2017, respectively. Advertising costs are recorded in sales and marketing expenses in the accompanying consolidated statement of operations.
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
Leases
Effective January 2019, the Company adopted the provisions and expanded disclosure requirements described in Topic 842. The Company adopted the standard using the modified retrospective method. Accordingly, the results for the prior comparable periods were not adjusted to conform to the current period measurement or recognition of results.
The Company determines if an arrangement is a lease at inception. This determination includes the review of contracts with third parties to identify the existence of potential embedded leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and noncurrent operating lease liabilities on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, accrued expenses and other liabilities, and other noncurrent liabilities on the Company’s consolidated balance sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease ROU asset is reduced for tenant incentives and excludes any initial direct costs incurred. As the Company’s leases do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Stock-Based Compensation
We measure all share-based payments, including grants of options to purchase common stock and the issuance of restricted stock or restricted stock units to employees, service providers and board members, using the fair-value at grant date. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period. We value restricted stock and restricted stock units at the closing price of our common stock on the grant date. We value stock option awards using the Black-Scholes option-pricing model. For the years ended December 31, 2019, 2018, and 2017 stock-based compensation awards consisted primarily of restricted stock and restricted stock units.
The following table summarizes the weighted-average grant-date fair value of options granted during 2018 and 2017, and the assumptions used to develop their fair values. No stock options were award during the year ended December 31, 2019.

	Year Ended December 31,
	2018	2017
Weighted average grant-date fair value of options	$11.42	$7.47
Expected volatility	33.4%	35.0%
Risk-free interest rate	2.8%	1.1% - 2.0%
Expected life in years	5.00	5.00
Dividend yield	—	—
Comprehensive Loss
The Company utilizes the guidance in Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar, unrealized translation gains (losses) on foreign currency denominated intercompany loans, and unrealized gains (losses) on interest rate swaps. Refer to Note 12. Stockholders' Equity for a detail of the components of accumulated comprehensive income for the years ended December 31, 2019, 2018, or 2017.
Foreign Currency Transactions
The functional currency of our foreign subsidiaries are the local currencies. Results of operations for foreign subsidiaries are translated in United States dollars using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into United States dollars using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss. Foreign currency transaction gains and losses are included in other income (expense) in our statements of operations. For the year ended December 31, 2019 and 2017 foreign currency transaction losses were $466,000, and $178,000, respectively. For the year ended December 31, 2018 foreign currency transaction gains were $293,000.
We have foreign currency denominated intercompany loans that were used to fund the acquisition of foreign subsidiaries in 2018 and 2019. Due to the long-term nature of the loans, the foreign currency gains (losses) resulting from remeasurement are recognized as a component of accumulated other comprehensive income (loss). During the years ended December 31, 2019 and 2018 a foreign currency translation gain of $2.2 million and loss of $1.4 million, respectively, were recognized as a components of accumulated other comprehensive income (loss) related long-term intercompany loans.

Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, to eliminate, add and modify certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for annual and interim periods beginning after December 15, 2019, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently evaluating how to apply the new guidance. The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. Based on the Company’s evaluation, the adoption of ASU 2016-13 is not expected to have a material impact on the Company’s consolidated financial statements, specifically the amounts we report as accounts receivable in future periods under this guidance relative to current guidance.
Recently adopted accounting pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard will become effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We early adopted ASU 2019-12 during the quarter ended December 31, 2019. The adoption of ASU 2019-12 resulted in no material impact to the Company's financial statements.
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
Adoption of the new standard resulted in the recording operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheets, but did not have an impact on the Company's beginning retained earnings, consolidated statement of operations or statement of cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged. As of December 31, 2019, total right-of-use assets related to our operating leases was $8.1 million and current and non-current operating lease liabilities were approximately $2.5 million and $5.9 million, respectively.
3. Acquisitions
The Company performs quantitative and qualitative analyses to determine the significance of each acquisition, to the consolidated financial statements of the Company. Based on these analyses the below acquisitions were deemed to be insignificant on an individual and cumulative basis, with the exception of Qvidian Corporation, a Delaware corporation (“Qvidian”) and Rapide Communication LTD, a private company limited by shares organized and existing under the laws of England and Wales doing business as Rant & Rave (“Rant & Rave”). Refer to the pro forma disclosed below.
2019 Acquisitions
Acquisitions completed during the year ended December 31, 2019 include the following:
•Postup - On April 18, 2019, the Company completed its purchase of the shares comprising the entire issued share capital of Postup Holdings, LLC, a Texas limited liability company (“Postup Holdings”), and Postup Digital, LLC, a Texas limited liability company (“Postup Digital”), an Austin-based company providing email and audience development solutions for publishing & media brands. Revenues recorded since the acquisition date through December 31, 2019 were approximately $8.2 million.
•Kapost - On May 24, 2019, the Company completed of its purchase of the shares comprising the entire issued share capital of Daily Inches, Inc., d/b/a Kapost, a Delaware corporation (“Kapost”), a content operations platform provider for sales and marketing. Revenues recorded since the acquisition date through December 31, 2019 were approximately $7.6 million.
•Cimpl - On August 21, 2019, the Company completed its purchase of the shares comprising the entire issued share capital of Cimpl, Inc., a Canadian corporation (“Cimpl”), a cloud-based telecom expense management platform. Revenues recorded since the acquisition date through December 31, 2019 were approximately $2.8 million.
•InGenius - On October 1, 2019, the Company completed its purchase of the shares comprising the entire issued share capital of InGenius Software Inc., a Canadian corporation (“InGenius”), a Computer Telephony Integration (CTI) solution for enterprise contact centers. Revenues recorded since the acquisition date through December 31, 2019 were approximately $1.8 million.
•Altify - On October 4, 2019, the Company’s wholly owned subsidiary, PowerSteering Software Limited, a limited company incorporated under the laws of England and Wales (“PowerSteering UK”), entered into an agreement to purchase the shares comprising the entire issued share capital of Altify Ireland Limited, a private company limited by shares organized and existing under the laws of Ireland (“Altify”), a customer revenue optimization (CRO) cloud solution for sales and the extended revenue teams. Revenues recorded since the acquisition date through December 31, 2019 were approximately $4.1 million.
•See Note 17. Subsequent Events for discussion of the acquisition of Localytics, which was completed subsequent to December 31, 2019.

2018 Acquisitions
Acquisitions completed during the year ended December 31, 2018 include the following:
•Interfax - On March 21, 2018, the Company’s wholly owned subsidiary, PowerSteering UK, a limited liability company organized and existing under the laws of England and Wales (“PowerSteering UK”), completed its purchase of the shares comprising the entire issued share capital of Interfax Communications Limited (“Interfax”), an Irish-based software company providing secured cloud-based messaging solutions, including enterprise cloud fax and secure document distribution.
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
2017 Acquisitions

•Omtool - On January 10, 2017, Upland completed its acquisition of Omtool, Ltd., an enterprise document capture, fax, and workflow solution company.
•RightAnswers - On April 21, 2017, the Company acquired RightAnswers, Inc. (“RightAnswers”), a cloud-based knowledge management system.
•Waterfall - On July 12, 2017, the Company acquired Waterfall International Inc. (“Waterfall”), a cloud-based mobile messaging platform.
•Qvidian - On November 16, 2017, Upland Software, Inc., a Delaware corporation (the “Company” or “Upland”) completed its acquisition of the entire issued voting share capital of Qvidian Corporation, a Delaware corporation (“Qvidian”), a Massachusetts-based provider of cloud-based RFP and sales-proposal automation software.
Consideration
The following table summarizes the consideration transferred for the acquisitions described above (in thousands):

	2019 Acquisitions					2018 Acquisitions				2017 Acquisitions
	Altify	InGenius	Cimpl	Kapost	Postup	Adestra	Rant & Rave	RO Innovation	Interfax	Qvidian	Waterfall	RightAnswers	Omtool
Cash	$84,000	$26,428	$23,071	$45,000	$34,825	$55,242	$58,470	$12,469	$35,000	$50,000	$24,400	$17,400	$22,214
Holdback (1)	—	3,000	2,600	5,000	175	4,432	6,500	1,781	5,000	—	1,506	2,491	—
Contingent consideration (2)	—	4,865	—	—	—	—	—	—	—	—	1,226	4,000	—
Working capital adjustment	—	—	—	(601)	—	197	(211)	(87)	—	—	—	—	—
Total consideration	$84,000	$34,293	$25,671	$49,399	$35,000	$59,871	$64,759	$14,163	$40,000	$50,000	$27,132	$23,891	$22,214
(1)Represents cash holdbacks subject to indemnification claims that are payable 12 months from closing for InGenius, Cimpl, Kapost, Postup, Adestra, Rant & Rave, RO Innovation and RightAnswers and 18 months from closing for Interfax and Waterfall.

(2)Contingent consideration consists of the fair value of anticipated earn-out payments which are based on the estimated probability of attainment of the underlying future performance-based conditions at the time of acquisition. Contingent consideration for InGenius was calculated based on management’s estimate of future earn-out payments at the date of acquisition. The maximum potential payout for the InGenius earn-out is $15.0 million. For the year ended December 31, 2018, contingent consideration included potential future earn-out payments related to the acquisition of RO Innovation for up to $7.5 million which was valued at $0.0 million as of the acquisition date based on the probability of attainment of future performance-based goals. In addition to the contingent consideration detailed in the table above, during the year ended December 31, 2018 the Company incurred contingent consideration related to an asset acquisition from a former reseller of Interfax in connection with our acquisition of Interfax as discussed under “Other Acquisitions” below. Refer to Note 4 for further discussion regarding the calculation of fair value of acquisition related earn-outs and subsequent payouts.
Unaudited Pro Forma Information
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
(1)While some recurring adjustments impact the pro forma figures presented, the decrease in pro forma net loss compared to our net loss presented on the consolidated statements of operations for the year ended December 31, 2018 includes nonrecurring adjustment removing acquisition costs from 2018 and reflects these costs in the year ended 2017, the year the acquisition was assumed to be completed for pro forma purposes.
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

2017
Revenue	$115,707
Net loss (1)	$(13,679)
(1)While some recurring adjustments impact the pro forma figures presented, the decrease in pro forma net loss compared to our net loss on the consolidated statements of operations for the year ended December 31, 2017 includes nonrecurring adjustment removing acquisition costs from 2017 and reflects these costs in the year ended 2016, the year the acquisition was assumed to be completed for pro forma purposes.

Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The accounting for the Company’s 2018 acquisitions (as disclosed in the table below) are final. The accounting for the 2019 acquisitions of Cimpl, InGenius and Altify are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects, specifically the valuation of intangible assets. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete its purchase price allocations throughout 2020.
The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions closed in 2018 and 2019 (in thousands):

	Preliminary			Final
	Altify	InGenius	Cimpl	Kapost	Postup	Adestra	Rant & Rave	RO Innovation	Interfax
Year Acquired	2019	2019	2019	2019	2019	2018	2018	2018	2018

Cash	$730	$11	$137	$—	$19	$145	$696	$197	$1,396
Accounts receivable	6,629	1,456	1,041	3,901	1,054	2,724	3,468	1,563	1,587
Other current assets	889	317	279	1,066	1,373	1,395	3,836	1,299	1,341
Tax credits receivable	916	1,515	1,458	—	—	—	—	—	—
Operating lease right-of-use asset	1,085	1,099	230	2,136	—	—	—	—	—
Property and equipment	139	364	233	686	743	796	131	15	286
Customer relationships	50,954	11,208	12,430	23,735	10,667	27,542	29,981	6,688	22,577
Trade name	1,112	424	216	787	468	709	1,099	111	649
Technology	7,648	4,576	3,240	5,756	2,943	6,001	6,565	1,670	5,236
Noncompetes		—	—	—	—	—	—	1,148	—
Goodwill	35,389	24,227	12,873	20,953	21,973	29,442	32,589	7,568	13,862
Other assets	378	—	6	—	—	—	—	—	14
Total assets acquired	105,869	45,197	32,143	59,020	39,240	68,754	78,365	20,259	46,948
Accounts payable	(1,499)	(128)	(304)	(50)	(447)	(543)	(1,577)	(229)	(737)
Accrued expense and other	(4,421)	(2,919)	(1,224)	(3,724)	(530)	(1,524)	(6,114)	(1,921)	(2,847)
Deferred tax liabilities	(8,042)	(4,897)	(4,595)	(1,954)	(3,248)	(5,104)	(3,896)	(2,129)	(3,364)
Deferred revenue	(7,907)	(2,960)	(349)	(3,893)	(15)	(1,712)	(2,019)	(1,817)	—
Total liabilities assumed	(21,869)	(10,904)	(6,472)	(9,621)	(4,240)	(8,883)	(13,606)	(6,096)	(6,948)
Total consideration	$84,000	$34,293	$25,671	$49,399	$35,000	$59,871	$64,759	$14,163	$40,000
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

The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the years ended December 31, 2019 and 2018 (in years):

	Useful Life
	December 31, 2019	December 31, 2018
Customer relationships	9.8	9.8
Trade name	9.2	8.0
Developed technology	7.9	6.7
Noncompete agreements	0.0	3.0
Total weighted-average useful life	9.5	9.1
During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to our estimates and assumptions. The change in the preliminary acquisition-date fair value of assets and liabilities for Adestra during the year ended December 31, 2019 was related primarily to a $3.3 million decrease in intangibles (customer relationships, trade name and technology) due to a change in valuation estimates. During the year ended December 31, 2018 the change in the preliminary acquisition-date fair value of assets and liabilities for Qvidian was primarily related to a $15.7 million increase in the estimated fair value of customer relationships due to a change in estimates upon completion of our final valuation. This change was partially offset by an $8.0 million increase to deferred tax liabilities attributable to completion of the analysis of the deferred tax assets and liabilities at the time of acquisition following finalization of the of the valuation. The change in the preliminary acquisition-date fair value of assets and liabilities for Interfax during the year ended December 31, 2018 was primarily related to a decrease of $5.7 million in the estimated fair value of customer relationships due to changes in estimates upon completion of our final valuation.
The goodwill of $198.9 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes related to the above acquisitions was $11.3 million.
Total transaction costs incurred with respect to acquisition activity in the years ended December 31, 2019, 2018, and 2017 were $11.3 million, $6.1 million, and $3.6 million, respectively. These costs are included in Acquisition-related expenses in our consolidated statement of operations.
Other Acquisitions and Divestitures
From time to time we may purchase or sell customer relationships that meet certain criteria. During the twelve months ended December 31, 2019 we completed customer relationship acquisitions totaling $1.6 million.
In connection with the acquisition of Interfax, the Company acquired certain assets and customer relationships of Interfax's U.S. reseller (“Marketech”) for $2.0 million, excluding potential future earn-out payments of $1.0 million valued at $0.3 million as of the acquisition dated based on the probability of attainment of future performance-based goals. During the year ended December 31, 2019 we paid $0.6 million based on the final valuation of this earn-out. Refer to Note 4. Fair Value Measurements for further discussion regarding the calculation of fair value of acquisition related earn-outs.
In the fourth quarter of 2019, Upland divested of certain minor non-strategic customer contracts and related website management and analytics assets. As a result, during the year ended December 31, 2019 the Company recognized a $2.0 million non-cash expense on divestiture which is included in the Other income (expense), net line item in the Company’s consolidated statement of operations for the year ended December 31, 2019. The assets divested consisted primarily of $2.2 million in deferred commission costs, $1.1 million in intangible assets (customer relationship and related technology), $0.2 million in allocated goodwill, and $1.0 million of liabilities primarily consisting of deferred revenue.

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
As of December 31, 2019 and 2018 the Company has contingent accrued earnout business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels or changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. Any gain (loss) related to subsequent changes in the fair value of contingent consideration is recorded in acquisition-related expense or other income (expense) in the Company's consolidated statements of operations based on management's assessment of the nature of the liability. Earnout consideration liabilities are included in Due to sellers in the Company's consolidated balance sheets.
In connection with entering into, and expanding, the Company's new credit facility, as discussed further in Note 7. Debt, the Company entered into interest rate swaps for the full 7 year term, effectively fixing our interest rate at 5.4% for the full value of the Company’s term loans. The fair value of this swap is measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2.The fair value of the interest rate swap is included in other long term-liabilities on the Company's consolidated balance sheets.
Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap asset	$—	$2,424	$—	$2,424
Liabilities:
Earnout consideration liability	$—	$—	$4,394	$4,394

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout consideration liability	$—	$—	$1,396	$1,396

The decrease in cash earnouts from December 31, 2018 to December 31, 2019 is related primarily to cash settlement of earnouts related to Marketech and RO Innovation.

The following table presents additional information about earnout consideration liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

	December 31,
	2019	2018
Beginning balance	$1,396	$3,576

Remeasurement adjustments:
Loss included in earnings	241	1,627

Acquisitions and settlements:
Acquisitions	4,865	321
Settlements (1)	(2,108)	(4,128)
Ending balance	$4,394	$1,396
(1)For the year ended December 31, 2019 includes a $1.5 million payment for the outstanding balance of earnout liabilities related to the acquisition of RO Innovation and a $0.6 million payment for the outstanding balance of earnout liabilities related to the Marketech asset purchase as describe in Note 3. Acquisitions. For the year ended December 31, 218 includes a $2.0 million earnout paid in February 2018 for RightAnswers and a $2.2 million earnout paid in November 2018 for Waterfall.
Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs
Contingent acquisition consideration: (InGenius)	$4,394	Binary option model	Expected future annual revenue streams and probability of achievement

	Fair Value at December 31, 2018	Valuation Technique	Significant Unobservable Inputs
Contingent acquisition consideration: (Marketech and RO Innovation)	$1,396	Binary option model	Expected future annual revenue streams and probability of achievement
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

Debt
The Company believes the carrying value of its long-term debt at December 31, 2019 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company. The carrying value and estimated fair value of our debt at December 31, 2019 and December 31, 2018 is $538.7 million and $283.2 million, respectively,  based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.
5. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for each of the two years in the period ended December 31, 2019 are summarized in the table below (in thousands):

Balance at December 31, 2017	$154,607
Acquired in business combinations	70,139
Adjustment related to prior year business combinations	(7,051)
Adjustment related to finalization of business combinations	8,685
Foreign currency translation adjustment	(1,058)
Balance at December 31, 2018	$225,322
Acquired in business combinations	117,610
Adjustment related to prior year business combinations (1)	3,123
Adjustment related to finalization of current year business combinations	(2,195)
Foreign currency translation adjustment	2,274
Balance at December 31, 2019	$346,134
(1)Primarily related to changes in the ASC 805 valuation of intangible assets in the prior year business combination of Adestra.
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions purchases and from acquisitions of customer relationships. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2019
Customer relationships	1-10	$283,005	$53,984	$229,021
Trade name	1.5-10	8,827	3,884	4,943
Developed technology	4-9	71,522	23,333	48,189
Non-Compete Agreements	3	$1,148	$574	$574
Total intangible assets		$364,502	$81,775	$282,727

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2018
Customer relationships	1-10	$173,592	$30,650	$142,942
Trade name	1.5-10	6,113	3,334	2,779
Developed technology	4-7	48,943	16,049	32,894
Non-Compete Agreements	3	1,148	191	957
Total intangible assets		$229,796	$50,224	$179,572
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. In the fourth quarter of 2019, management made the decision to sunset and divest certain minor non-strategic customer contracts and related website management and analytics assets. The remaining useful life of certain customer relationship assets included in the sunset asset group were reduced by 1 year to 2.5 years which represents the term left on the current active contracts. Management has determined there have been no other changes in the useful life during the years ended December 31, 2019, 2018, and 2017. No impairment was recorded during the years ended December 31, 2019, 2018, and 2017. Total amortization expense was $32.4 million, $19.0 million, and $9.6 million during the years ended December 31, 2019, 2018, and 2017, respectively.
Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
2020	39,805
2021	37,999
2022	35,567
2023	33,850
2024	31,138
Thereafter	104,368
Total	$282,727

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

The Company's loss from continuing operations before income taxes for the years ended December 31, was as follows (in thousands):

	2019	2018	2017
Loss before provision for income taxes:
United States	$(41,237)	$(23,350)	$(22,748)
Foreign	(10,939)	2,702	5,319
	$(52,176)	$(20,648)	$(17,429)
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	2019	2018	2017
Current
Federal	$(10)	$177	$—
State	395	253	177
Foreign	1,989	2,328	1,381
Total Current	$2,374	$2,758	$1,558

Deferred
Federal	$(5,139)	$(9,866)	$(168)
State	(103)	(1,584)	128
Foreign	(3,937)	(1,117)	(222)
Total Deferred	(9,179)	(12,567)	(262)
(Benefit from) provision for income taxes	$(6,805)	$(9,809)	$1,296
As of December 31, 2019 the Company had total net operating loss carryforwards of approximately $275.7 million consisting of $244.9 million and $30.8 million related to the U.S federal and foreign net operating loss carryforwards, respectively. In addition, as of December 31, 2019, the Company had research and development credit carryforwards of approximately $3.5 million. The U.S. federal net operating loss and credit carryforwards will expire beginning in 2020, if not utilized. Utilization of the U.S. federal net operating losses and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation will result in the expiration of approximately $87.4 million of U.S. federal net operating losses and $3.5 million of credit carryforwards before utilization. Approximately $29.9 million of the foreign net operating loss carryforwards carry forward indefinitely with the remainder expiring beginning in 2039.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	2019	2018	2017
Deferred tax assets:
Accrued expenses and allowances	$2,616	$1,871	$1,715
Deferred revenue	28	4	—
Stock compensation	1,157	743	901
Net operating loss and tax credit carryforwards	45,716	33,579	26,810
Disallowed interest expense carryforwards	6,692	2,888	—
Capital expenses	192	205	294
Tax credit carryforwards	991	—	—
Lease liability	2,177	—	—
Other	696	723	129
Valuation allowance for noncurrent deferred tax assets	(21,179)	(15,507)	(15,730)
Net deferred tax assets	$39,086	$24,506	$14,119

Deferred tax liabilities:
Deferred revenue	—	—	(401)
Prepaid expenses	(210)	(61)	(58)
Intangible assets	(53,737)	(33,518)	(15,298)
Goodwill	(5,187)	(2,012)	(1,214)
Tax credit carryforwards	—	(302)	(410)
Right of use asset	(2,135)	—	—
Unrealized gains	(1,184)	—	—
Deferred commissions	(2,318)	(1,924)	—
Net deferred tax liabilities	$(64,771)	$(35,893)	$(17,381)
Net deferred taxes	$(25,685)	$(11,387)	$(3,262)
Due to the uncertainty surrounding the timing of realizing the benefits of its domestic favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its domestic net deferred tax asset, exclusive of goodwill. During the year ended December 31, 2019 and 2018, the valuation allowance increased by approximately $5.7 million and decreased by approximately $0.2 million, respectively, due primarily to operations, acquisitions, and the impact of changes in tax law. The valuation allowance change included a reduction of $6.3 million due to acquired net deferred tax liabilities as a result of domestic business combinations, which was recorded as an income tax benefit in the year ended December 31, 2019.
At December 31, 2019, we did not provide deferred income taxes on temporary differences resulting from earnings of certain foreign subsidiaries which are indefinitely reinvested. The reversal of these temporary differences could result in additional tax; however, it is not practicable to estimate the amount of any unrecognized deferred income tax liabilities at this time. Deferred income taxes are provided as necessary with respect to earnings that are not indefinitely reinvested.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate to income before taxes due to the following:

	2019	2018	2017
Federal statutory rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	2.7%	4.6%	4.7%
Tax credits	1.4%	0.4%	1.0%
Effect of foreign operations	(1.0)%	(2.1)%	2.1%
Stock compensation	4.1%	12.3%	7.9%
Disallowed excess executive compensation	(2.1)%	—%	—%
Permanent items and other	(2.3)%	(6.6)%	(0.5)%
Effect of Tax Act	—%	—%	(43.7)%
Change in valuation allowance	(10.8)%	17.9%	(12.9)%
	13.0%	47.5%	(7.4)%
Under ASC 740-10, Income Taxes - Overall, the Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. The Company has determined it has the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2019. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months. To the extent the Company is required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability, (in thousands).

Balance at December 31, 2017	$480
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	1,526
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2018	$2,006
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(1,317)
Settlements	—
Balance at December 31, 2019	$689
Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not materially impact the Company’s effective tax rate. If the Company were to recognize unrecognized tax benefits as of December 31, 2019, $0.6 million would impact the effective tax rate. The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019, the Company had $0.2 million accrued interest or penalties related to uncertain tax positions, none of which is expected to reverse in the next 12 months.
The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2016 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2015.  The Company is not currently under audit for federal, state or any foreign jurisdictions. US operating losses generated in years prior to 2016 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

7. Debt
Long-term debt consisted of the following at December 31, 2019 and December 31, 2018 (in thousands):

	December 31,
	2019	2018
Senior secured loans (includes unamortized discount of $13,576 and $3,490 based on an imputed interest rate of 5.8% and 6.8%, at December 31, 2019 and December 31, 2018, respectively)	$525,074	$279,728
Less current maturities	(3,193)	(6,015)
Total long-term debt	$521,881	$273,713
Credit Agreement
On August 6, 2019, the Company entered into a new credit agreement (the “Credit Agreement”) which provides for (i) a fully-drawn $350.0 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a new $60.0 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of December 31, 2019. The Credit Agreement replaced the Company's previous credit agreement. All outstanding balances under our previous credit agreement were paid off using proceeds from our new Credit Agreement.
On November 26, 2019, the Company entered into a First Incremental Assumption Agreement (the “Incremental Assumption Agreement”) which provides for a term loan facility to be established under the Credit Agreement in an aggregate principal amount of $190.0 million (the “2019 Incremental Term Loan”) which is in addition to the existing $350.0 million term loans outstanding under the Credit Agreement and the $60.0 million revolving credit facility under the Credit Agreement.
Payment terms
The Term Loans (including the 2019 Incremental Term Loan) are repayable on a quarterly basis beginning on December 31, 2019 by an amount equal to 0.25% (1.00% per annum) of the aggregate principal amount of such loan. Any amount remaining unpaid is due and payable in full on August 6, 2026 (the “Term Loan Maturity Date”).
At the option of the Company, the Term Loans (including the 2019 Incremental Term Loan) accrue interest at a per annum rate based on (i) the Base Rate plus a margin of 2.75% or (ii) the rate (not less than 0.00%) for Eurodollar deposits quoted on the LIBOR01 or LIBOR02 pages on the Reuters Screen, or as otherwise determined in accordance with the Credit Agreement (based on a period equal to 1, 2, 3 or 6 months or, if available and agreed to by all relevant Lenders and the Agent, 12 months or such period of less than 1 month) plus a margin of 3.75%. The Base Rate for any day is a rate per annum equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate (not less than 0.00%) in effect on such day plus ½ of 1.00%, and (ii) the Eurodollar rate for a one month interest period beginning on such day plus 1.00%.
Accrued interest on the loans will be paid quarterly or, with respect to loans that are accruing interest based on the Eurodollar rate, at the end of the applicable interest rate period.
Lenders under the Credit Agreement are entitled to a premium in the event of certain prepayments or repricings of the Term Loan made within six months of the Closing in an amount equal to 1.00% times the aggregate principal amount of the initial Term Loan prepaid in connection with a repricing transaction or the aggregate principal amount of the initial Term Loan outstanding on such date that is subject to an effective pricing reduction pursuant to a repricing transaction, as applicable.
Interest rate swaps
On August 6, 2019, the Company also entered into an interest rate hedge instrument for the full 7 year term, effectively fixing our interest rate at 5.4% for the Term Loan. In addition, on November 26, 2019, the Company entered into interest rate swap agreements to hedge the interest rate risk associated with the Company’s floating rate obligations under the 2019 Incremental Term Loan. These interest rate swaps fix the Company's interest rate (including the hedge premium) at 5.4% for the term of the Credit Agreement. The interest rate associated with our new $60 million, 5 year, the Revolver remains floating.

The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At December 31, 2019, the fair value of the interest rate swap was a $2.4 million asset as a result of an increase in short term interest rates during the 2019. In the next twelve months, the Company estimates that $0.4 million will be reclassified from Other comprehensive income and recorded as an increase/decrease to Interest expense.

Year Ended December 31, 2019
Gain recognized in Other comprehensive income on derivative financial instruments	$2,424
Gain reclassified from Other comprehensive income to Interest expense	$484
Total Interest expense in which the effects of cash flow hedges are recorded	$(9,255)
Revolver
Loans under the Revolver are available up to $60 million. The Revolver provides a sub facility whereby the Company may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $10.0 million for the Company. The aggregate amount of outstanding Letters of Credit are reserved against the credit availability under the Maximum Revolver Amount. The Company incurs a 0.50% per annum unused line fee on the unborrowed balance of the Revolver which is paid quarterly.
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of December 31, 2019, the Company had no borrowings outstanding under the Revolver or related sub facility.
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

The Credit Agreement also contains a financial covenant that requires the Company to maintain a Total Leverage Ratio (the ratio of funded indebtedness as of such date less the amount of unrestricted cash and cash equivalents of the Company and its guarantors in an amount not to exceed $50.0 million, to adjusted EBITDA (calculated on a pro forma basis including giving effect to any acquisition)), measured on a quarter-end basis for each four consecutive fiscal quarters then ended, of not greater than 6.00 to 1.00. This financial covenant, however, is only in effect if, as of the last day of any fiscal quarter, beginning with the fiscal quarter ended December 31, 2019, the aggregate outstanding amount of all Loans and Letters of Credit under the Revolver facility at such time is equal to or greater than 35% of the aggregate outstanding revolving commitments as of the most recently ended fiscal quarter.
The Credit Agreement contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, change in control, bankruptcy and insolvency defaults and material judgment defaults. The occurrence of an event of default could result in the acceleration of Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate.

The Term Loan and Revolver are secured by substantially all of the Company's assets. As of December 31, 2019 the Company was in compliance with all covenants under the Credit Agreement.
Cash interest costs averaged 6.0% and 6.6% for the twelve months ended December 31, 2019 and for the year ended December 31, 2018, respectively. In addition, the Company incurred $14.2 million of financing costs associated with the Credit Agreement in the year ended December 31, 2019. These financing costs will be amortized to non-cash interest expense over the term of the Credit Agreement. As a result of the paydown of our previous credit facility, the Company was required to write off debt issuance cost of $2.3 million as a loss on debt extinguishment related to the unamortized debt discount on our previous term loan.
Debt Maturities
Under the terms of the Credit Agreement, future debt maturities of long-term debt excluding debt discounts at December 31, 2019 are as follows, (in thousands):

Year ending December 31:
2020	$5,400
2021	5,400
2022	5,400
2023	5,400
2024	5,400
Thereafter	511,650
$538,650
Less unamortized discount	13,576
$525,074

8. Net Loss Per Share
The following table sets for the computations of loss per share (in thousands, except share and per share amounts):

	December 31,
	2019	2018	2017
Numerators:
Net loss	$(45,371)	$(10,839)	$(18,725)
Denominator:
Weighted–average common shares outstanding, basic and diluted	23,099,549	19,985,528	18,411,247
Net loss per common share, basic and diluted	$(1.96)	$(0.54)	$(1.02)

Due to the net losses incurred for the years ended December 31, 2019, 2018, and 2017, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents excluded from the weighted-average shares used to calculate diluted net loss per common share:

	December 31,
	2019	2018	2017
Stock options	329,698	408,899	549,907
Restricted stock awards	371,217	997,014	1,047,480
Restricted stock units	790,807	—	—
Total anti–dilutive common share equivalents	1,491,722	1,405,913	1,597,387
(1)During the year ended December 31, 2019 the Company granted restricted stock units under its 2014 Equity Incentive Plan for the first time in lieu of restricted stock awards. See Note 12. Stockholders' Equity in the notes to our consolidated financial statements for more information.

9. Leases
Operating Leases
The Company leases office space under operating leases that expire between 2020 and 2025. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed rent increases over the term of the lease, rent holidays and provide for additional renewal periods. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis.
Finance Leases
The current and long-term portion of finance lease obligations are recorded in other current liabilities and other long-term liabilities line items on the balance sheet, respectively. The Company's finance lease agreements are generally for four years and contain a bargain purchase option at the end of the lease term.
Total office rent expense for the years ended December 31, 2019, 2018, and 2017 were approximately $2.9 million, $1.9 million, and $3.8 million, respectively. The $3.8 million office rent expense in 2017 includes approximately $2.3 million of transformation charges in conjunction with the closures of the Omtool & RightAnswers offices, the remainder represents $1.5 million in operating rent expense.
The Company has entered into sublease agreements related to excess office space as a result of the Company's transformation activities connected to the Omtool and RightAnswers acquisitions. Both sublease agreements end in 2020. For the years ended December 31, 2019, 2018, and 2017 the Company recognized rental income related to these leases, as offsets to rental expense, of $0.5 million, $0.3 million and $0.3 million, respectively. Operating lease obligations in the future minimum payments table below do not include the impact of future rental income of $0.2 million related to these subleases as of December 31, 2019.
The components of lease expense were as follows (in thousands):

Year Ended December 31,
Operating lease cost	$2,915
Finance lease costs:
Amortization of right-of-use assets	714
Interest on lease liabilities	67
Sublease income	(454)
Total lease costs	$3,242

Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$3,119
Operating cash flows form finance leases	$75
Financing cash flows from finance leases	$553
Right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$5,770
Weighted average remaining lease term (in years):
Operating leases	4.3
Finance leases	1.2
Weighted average discount rate
Operating leases	6.0%
Finance leases	5.6%

Future minimum payments for operating and finance lease obligations and purchase commitments are as follows (in thousands):

	Finance Leases	Operating Leases
2020	$85	$2,664
2021	10	2,111
2022	10	1,794
2023	6	1,700
2024	—	1,301
Thereafter	—	203
Total minimum lease payments	111	9,773
Less amount representing interest	(11)	(1,378)
Present value of lease liabilities	$100	$8,395

Accrued expenses and other current liabilities	$75	$—
Operating lease liabilities, current	—	2,533
Operating lease liabilities, noncurrent	—	5,862
Other long-term liabilities	25	—
Total lease liabilities	$100	$8,395

10. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment. As of December 31, 2019, the remaining aggregate minimum purchase commitment under these arrangements was approximately $6.7 million through 2024.
In addition, the Company has an outstanding purchase commitment in 2020 for software development services from DevFactory FZ-LLC (“DevFactory”) pursuant to a technology services agreement in the amount of $7.3 million. On March 28, 2017, the Company and DevFactory executed an amendment to extend the initial term of the agreement to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment was January 1, 2017. For years after 2020, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2020 total revenues increase by 10% as compared to 2019 total revenues, then the 2021 purchase commitment will increase by approximately $0.8 million from the 2020 purchase commitment amount to approximately $8.1 million.
Future minimum payments for purchase commitments are as follows (in thousands):

Purchase Commitments
2020	$9,387
2021	2,039
2022	985
2023	964
2024	693
Thereafter	—
Total minimum payments	$14,068
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. As of December 31, 2019, the Company is not involved in any current or pending legal proceedings, and does not anticipate any legal proceedings, that may have a material adverse effect on the consolidated financial position or results of operations of the Company.
11. Property and Equipment, Net
Property and equipment consisted of the following (in thousands) at:

	December 31,
	2019	2018
Equipment	$12,936	$10,703
Furniture and fixtures	633	434
Leasehold improvements	2,001	1,012
Accumulated depreciation	(11,653)	(9,322)
Property and equipment, net	$3,917	$2,827

Amortization of assets recorded under financing leases is included with depreciation expense. Depreciation and amortization expense on property and equipment was $2.2 million, $2.3 million and $2.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Company recorded no impairment of property and equipment and recorded no losses on the disposal of property and equipment during the years ended December 31, 2019, 2018, and 2017.
12. Stockholders' Equity
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
•In March 2016, the Company issued 1,000,000 shares of common stock valued at approximately $5,700,000 in connection with the acquisition of HipCricket, Inc.
•In July, 2016, the Company issued 318,302 shares of common stock valued at approximately $2,400,000 in connection with the acquisition of LeadLander, Inc.
•In November, 2016, the Company issued 24,587 shares of common stock valued at approximately $200,000 in connection with the acquisition of Ultriva, Inc.
•On May 12, 2017, the Company filed a registration statement on Form S-3 (File No. 333-217977) (the “S-3”), to register Upland securities in an aggregate amount of up to $75.0 million for offerings from time to time. The S-3 was amended on May 22, 2017 and declared effective on May 26, 2017. On June 6, 2017, the Company completed a registered underwritten public offering pursuant to the S-3. The net proceeds of the offering were approximately $42.7 million, net of issuance costs, in exchange for 2,139,534 shares of common stock.
•On December 12, 2018, the Company filed a registration statement on Form S-3 (File No. 333-228767) (the “Form S-3”), to register Upland securities in an aggregate amount of up to $250.0 million for offerings from time to time. In connection with the filing of the Form S-3 the Company withdrew its previous registration statement filed on May 12, 2017. On May 13, 2019, the Company completed a registered underwritten public offering pursuant to the S-3 of 3,795,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $42.00 per share. This included the 495,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The net proceeds of the offering of $151.1 million, net of issuance costs of $8.3 million, were used for general business purposes, including the funding of acquisitions.
Accumulated Comprehensive Income (Loss)
Comprehensive income consists of two elements, net income and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ equity section of our consolidated balance sheets and excluded from net income. Our other comprehensive income (loss) consists of foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar, unrealized translation gains (losses) on foreign currency denominated intercompany loans, and unrealized gains (losses) on interest rate swaps.

The following table shows the components of accumulated other comprehensive loss, net of income taxes, in the stockholders’ equity section of our consolidated balance sheets at the dates indicated (in thousands):

	December 31,
	2019	2018
Foreign currency translation adjustment	$(4,530)	$(6,165)
Unrealized translation gain (loss) on foreign currency denominated intercompany loans	883	(1,336)
Unrealized gain on interest rate swaps	2,424	—
Total accumulated other comprehensive loss	$(1,223)	$(7,501)
Income tax expense/benefit allocated to each component of other comprehensive income (loss) is not material.
The functional currency of our foreign subsidiaries are the local currencies. Results of operations for foreign subsidiaries are translated in United States dollars using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into United States dollars using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss.
The Company has foreign currency denominated intercompany loans that were used to fund the acquisitions of foreign subsidiaries. Due to the long-term nature of the loan, the foreign currency gains (losses) resulting from re-measurement are recognized as a component of accumulated other comprehensive income (loss). During the years ended December 31, 2019, 2018, and 2017, a foreign currency translation adjustment gain of $2.2 million, loss of$1.3 million and gain of $0.0 million, respectively, was recognized as a component of accumulated other comprehensive income (loss) related to these long-term intercompany loans.
Stock Compensation Plans
The Company maintains two stock-based compensation plans, the 2010 Stock Option Plan (the “2010 Plan”) and the 2014 Stock Option Plan (the “2014 Plan”), which are described below.
2010 Plan
At December 31, 2019, there were 94,853 options outstanding under the 2010 Plan. Following the effectiveness of the Company’s 2014 Plan in November 2014, no further awards have been made under the 2010 Plan, although each option previously granted under the 2010 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2010 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2010 Plan instead will be available for issuance under the 2014 Plan.
2014 Plan
In November 2014, the Company adopted the 2014 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The 2014 Plan also provides for the automatic grant of option awards to our non-employee directors. As of December 31, 2019, there were 234,845 options outstanding under the 2014 Plan, and shares of common stock reserved for issuance under the 2014 Plan consist of 761,968 shares. In addition, the number of shares available for issuance under the 2014 Plan will be increased annually in an amount equal to the least of (i) 4% of the outstanding Shares on the last day of the immediately preceding Fiscal Year or (ii) such number of Shares determined by the Board. At December 31, 2019, there were 371,217 restricted stock shares and 790,807 restricted stock units outstanding under the 2014 Plan.
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

Restricted Stock Awards
A summary of the Company’s restricted stock activity under the 2010 and 2014 Plan is as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2018	997,014	$23.93
Awards granted	—	$—
Awards vested	(616,963)	$21.26
Awards forfeited	(8,834)	$28.12
Unvested balances at December 31, 2019	371,217	$28.26
The total fair value of restricted stock awards vested during the years ended December 31, 2019, 2018, and 2017 was approximately $24.7 million, $26.2 million and $12.6 million , respectively. During 2019, 616,963 restricted stock awards vested with a weighted average grant date fair value of $21.26 per share. For restricted stock awards, grant date fair value is equal to the closing stock price on the day of the event.
Restricted Stock Units
During the twelve months ended December 31, 2019 the Company granted restricted stock units under its 2014 Stock Incentive Plan, in lieu of restricted stock awards, primarily for stock plan administrative purposes. Restricted stock unit activity during the twelve months ended December 31, 2019 was as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2018	—	$—
Units granted	1,079,747	39.28
Units vested	(274,690)	38.37
Awards forfeited	(14,250)	41.73
Unvested balances at December 31, 2019	790,807	$39.55
The total fair value of restricted stock units vested during the years ended December 31, 2019, 2018, and 2017 was approximately $10.6 million, $0.0 million and $0.0 million , respectively. As of December 31, 2019, $37.7 million of unrecognized compensation cost related to unvested restricted stock awards and restricted stock units is expected to be recognized over a weighted-average period of 1.89 years. The vesting of restricted stock during the year ended December 31, 2019 resulted in an excess tax deduction of approximately $3.2 million. The expected tax benefit of approximately $0.9 million is included as part of the deferred tax asset associated with net operating loss carryforwards, currently fully offset by a valuation allowance.

Stock Option Activity
A summary of the Company’s stock option activity under all Plans is as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	408,899	$8.08
Options granted	—	—
Options exercised	78,336	6.08
Options forfeited	556	7.74
Options expired	309	1.49
Outstanding at December 31, 2019	329,698	$8.57	5.64	$8,948
Options vested and expected to vest at December 31, 2019	329,698	$8.57	5.64	$8,948
Options vested and exercisable at December 31, 2019	329,698	$8.57	5.64	$8,948
The aggregate intrinsic value of options exercised at December 31, 2019, 2018, and 2017, was approximately $2.8 million, $3.7 million and $3.5 million , respectively. The total fair value of options vested during the years ended December 31, 2019, 2018, and 2017 was approximately $0.0 million, $0.4 million and $1.0 million , respectively.
As of December 31, 2019, $0 unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0 years.
The Company received approximately $0.5 million in cash from option exercises under the respective Plans in 2019. The Company issued shares from amounts reserved under the respective Plans upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under any of the Company’s stock option Plans. The exercise of stock options during the year ended December 31, 2019 resulted in an excess tax deduction of approximately $1.6 million. The expected tax benefit of approximately $0.4 million is included as part of the deferred tax asset associated with net operating loss carryforwards, currently fully offset by a valuation allowance.
Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$1,000	$654	$436
Research and development	2,310	1,250	796
Sales and marketing	1,543	533	232
General and administrative	20,901	11,693	8,513
Total	$25,754	$14,130	$9,977

13. Revenue Recognition
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
Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for maintenance and other services, as well as initial subscription fees. We recognize deferred revenues as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products our services and customer types, we require payment before the products or services are delivered to the customer.

Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, and deferred revenues. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in unbilled receivables, which are expected to be billed during the succeeding twelve-month period and are recorded in 'Unbilled receivables' in our consolidated balance sheets. A contract liability results when we receive prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. We recognize contract liabilities as revenues upon satisfaction of the underlying performance obligations. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in 'Deferred revenue' and the remaining portion is recorded in 'Deferred revenue noncurrent' on the accompanying consolidated balance sheets at the end of each reporting period.
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. As of December 31, 2019 and 2018 unbilled receivables were $5.1 million and $3.7 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized over the expected life of the customer relationships, which has been determined to be approximately 6 years based on historical data and managements judgment in a pattern similar to how revenue is recognized. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy as described in Note 2. No indicators of impairment were identified during the year ended December 31, 2019.
The following table presents the activity impacting deferred commissions for the year ended December 31, 2019 (in thousands):

December 31,
2019
Deferred commissions beginning balance	$8,925
Deferred commissions divested (see Note 3. Acquisitions)	(2,222)
Capitalized deferred commissions	8,199
Amortization of deferred commissions	(3,080)
Deferred commissions ending balance	$11,822
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.

Deferred revenue is mainly unearned revenue related to subscription and support services. During the twelve months ended December 31, 2019, we recognized $51.7 million and $2.1 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period. In addition, during the twelve months ended December 31, 2019 we recognized $13.8 million in revenue that was included in the acquired deferred revenue balances of our 2019 acquisitions as disclosed in Note 3. Acquisitions.
Remaining Performance Obligations
As of December 31, 2019, approximately $221.5 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 66% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	December 31,
	2019	2018	2017
Revenues:
Subscription and support:
United States	$140,882	$106,628	$72,355
United Kingdom	38,879	11,189	3,127
Canada	10,504	5,395	3,838
Other International	13,601	13,366	6,147
Total subscription and support revenue	203,866	136,578	85,467
Perpetual license:
United States	5,395	2,378	2,099
United Kingdom	42	94	218
Canada	111	303	70
Other International	190	1,127	1,959
Total perpetual license revenue	5,738	3,902	4,346
Professional services:
United States	9,250	7,321	5,388
United Kingdom	2,367	487	494
Canada	536	591	471
Other International	880	1,006	1,786
Total professional service revenue	13,033	9,405	8,139
Total revenue	$222,637	$149,885	$97,952

14. Employee Benefit Plans
The Company has established two voluntary defined contribution retirement plans qualifying under Section 401(k) of the Internal Revenue Code. The Company made no contributions to the 401(k) plans for the years ended December 31, 2019, 2018, and 2017.
15. Segment and Geographic Information
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
Revenue
See Note 13 Revenue Recognition for a detail of revenue by geography.
Identifiable Long-Lived Assets

	December 31,
	2019	2018	2017
Identifiable long-lived assets:
United States	$2,520	$1,648	$2,768
United Kingdom	584	756	14
Canada	663	77	145
Other International	150	346	—
Total identifiable long-lived assets	$3,917	$2,827	$2,927

16. Related Party Transactions
We are a party to three agreements with companies controlled by a non-management investor in the Company:
•On March 28, 2017, the Company and DevFactory executed an amendment to the agreement to extend the initial term to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment was January 1, 2017. DevFactory is an affiliate of ESW Capital LLC, which holds more than 5% of the Company's capital stock. The Company has an outstanding purchase commitment in 2020 for software development services pursuant to a technology services agreement in the amount of $7.3 million. For years after 2020, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2020 total revenues increase by 10% as compared to 2019 total revenues, then the 2021 purchase commitment will increase by approximately $0.8 million from the 2020 purchase commitment amount to approximately $8.1 million. During the years ended December 31, 2019, 2018, and 2017, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC (“DevFactory”), in the amount of $4.9 million, $3.2 million, and $2.4 million, respectively. At December 31, 2019 and December 31, 2018, amounts included in accounts payable owed to this company totaled $1.2 million and $0.0 million, respectively.

•The Company purchased services from Crossover, Inc. (“Crossover”), a company controlled by ESW Capital, LLC (a non-management investor) of approximately $3.5 million, $3.2 million, and $3.0 million during the years ended December 31, 2019, 2018, and 2017, respectively. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. While there are no purchase commitments with Crossover, the Company will continue to use their services in 2020. Invoicing is based on hourly contractor rates that management believes is in line with industry pricing.
The Company has an arrangement with a former subsidiary, Visionael Corporation (“Visionael”), to provide management, human resource/payroll, and administrative services. John T. McDonald, the Company's Chief Executive Officer and Chairman of the Board, beneficially holds an approximate 26.18% interest in Visionael. The Company received fees from this arrangement during the years ended December 31, 2019, 2018, and 2017 totaled $60,000, $60,000, and $285,000, respectively, and are expected to be approximately $60,000 in 2020.
17. Subsequent Events
On February 6, 2020, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Char Software, Inc (dba Localytics), a Delaware corporation (“Localytics”), pursuant to an Agreement and Plan of Merger, by and among Upland, Localytics, Lando Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“MergerSub”), and KallanderGroup, Inc. a Massachusetts corporation, in its capacity as representative of the Stockholders. The purchase price paid for Localytics was $67.7 million in cash at closing and a $345 thousand cash holdback payable in 12 months (subject to indemnification claims) not including contingent consideration with a maximum payout of $1.0 million.

18. Quarterly Results (Unaudited)
The following table sets forth our unaudited quarterly condensed consolidated statements of operations data for each of the last eight quarters through December 31, 2019. The data has been prepared on the same basis as the audited consolidated financial statements and related notes included elsewhere in this Annual Report, and you should read the following tables together with such financial statements. The quarterly results of operations include all normal recurring adjustments necessary for a fair presentation of this data. Results of interim periods are not necessarily indicative of results for the entire year and are not necessarily indicative of future results.

	2019 Quarters				2018 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth
	(dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Subscription and support	$44,983	$48,715	$51,059	$59,109	$27,729	$33,154	$33,919	$41,776
Perpetual license	657	575	975	3,531	1,626	683	915	$678
Total product revenue	45,640	49,290	52,034	62,640	29,355	33,837	34,834	$42,454
Professional services	2,853	3,723	3,031	3,426	2,260	2,109	2,310	$2,726
Total revenue	48,493	53,013	55,065	66,066	31,615	35,946	37,144	$45,180
Cost of revenue:
Subscription and support	13,274	14,622	14,678	18,891	9,249	9,580	10,566	$13,486
Professional services	1,514	1,961	1,995	2,182	1,396	1,269	1,517	$1,526
Total cost of revenue	14,788	16,583	16,673	21,073	10,645	10,849	12,083	$15,012
Gross profit	33,705	36,430	38,392	44,993	20,970	25,097	25,061	$30,168
Operating expenses:
Sales and marketing	6,982	7,989	8,709	11,490	4,408	5,248	5,299	$5,980
Research and development	6,398	7,008	7,434	8,548	4,891	5,286	5,400	$5,743
Refundable tax credits	(86)	(85)	(133)	(47)	(102)	(203)	(99)	$(2)
General and administrative	9,994	12,042	12,196	13,845	7,000	8,464	8,011	$8,566
Depreciation and amortization	5,259	5,744	6,427	8,455	2,130	3,853	3,606	$4,683
Acquisition-related expenses	7,723	9,264	7,457	15,213	3,102	3,140	2,497	$9,989
Total operating expenses	36,270	41,962	42,090	57,504	21,429	25,788	24,714	$34,959
Loss from operations	(2,565)	(5,532)	(3,698)	(12,511)	(459)	(691)	347	$(4,791)
Other expense:
Interest expense, net	(5,116)	(5,246)	(5,517)	(6,434)	(2,494)	(3,143)	(3,118)	$(4,518)
Loss on debt extinguishment	—	—	(2,317)	—	—	—	—	$—
Other expense, net	(761)	(692)	(228)	(1,559)	303	(524)	(744)	$(816)
Total other expense	(5,877)	(5,938)	(8,062)	(7,993)	(2,191)	(3,667)	(3,862)	$(5,334)
Loss before provision for income taxes	(8,442)	(11,470)	(11,760)	(20,504)	(2,650)	(4,358)	(3,515)	$(10,125)
Benefit from (provision for) income taxes (1)	612	6,101	(547)	639	(511)	(872)	(735)	$11,927
Net income (loss)	$(7,830)	$(5,369)	$(12,307)	$(19,865)	$(3,161)	$(5,230)	$(4,250)	$1,802
Net income (loss) per common share:
Basic	$(0.38)	$(0.24)	$(0.50)	$(0.78)	$(0.16)	$(0.26)	$(0.21)	$0.09
Diluted (2)	$(0.38)	$(0.24)	$(0.50)	$(0.78)	$(0.16)	$(0.26)	$(0.21)	$0.09
(1)During the fourth quarter of 2018 we recorded income tax benefits primarily related to our acquisition of companies with deferred tax liabilities that we recorded at the time of acquisition. These deferred tax liabilities enabled us to recognize $10.1 million of our historic deferred tax assets that had previously been offset by our valuation allowance. This reduction in our valuation allowance was recorded as a tax benefit on our consolidated statement of operations.
(2)For all quarters, with the exception of the quarter ended December 31, 2018, basic and diluted net loss per share and weighted average common shares outstanding were the same as any additional common stock equivalents would have been anti-dilutive due to the net losses incurred during these periods.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2019, other than disclosure controls and procedures related to InGenius and Altify. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that because of the material weakness in internal control over financial reporting described below as of December 31, 2019, the Company's disclosure controls and procedures were not effective in ensuring information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Our management does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. Disclosure controls and procedures, no matter how well designed, operated and managed, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations of disclosure controls and procedures, no evaluation of such disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Management Report on Internal Control Over Financial Reporting
Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
We acquired InGenius and Altify in October 2019, and their combined total assets and revenues constituted 16.4% and 2.6%, respectively, of our consolidated total assets and revenues as shown on our consolidated financial statements as of and for the year ended December 31, 2019. We excluded InGenius and Altify internal control over financial reporting from the scope of management’s 2019 annual assessment of the effectiveness of our internal control over financial reporting. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework).
In performing its assessment, management identified a material weakness related to the operating effectiveness of the Company’s income tax provision review process impacting the income tax accounts and related disclosures. Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of the end of the fiscal year. Notwithstanding the material weakness discussed above, our management has concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows (including supplemental disclosures of cash flow information related to cash paid for taxes) for the periods presented in conformity with accounting principles generally accepted in the United States.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, included herein.
Remediation Plans and Other Information
Our management has begun implementing a remediation plan to address the operating effectiveness control deficiencies that led to the material weakness described above. Management’s plan of remediation includes adding additional resources to the Company’s tax and accounting teams and modifying certain internal processes and systems, which management believes will improve the Company’s income tax review process and accelerate the Company’s accounting close process. We believe the remediation will be complete prior to the performance of these annual controls for the fiscal year ending December 31, 2020.
Item 9B.    Other Information
None

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Upland Software, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Upland Software Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Upland Software Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the operating effectiveness of controls related to the Company’s income tax process.
As indicated in the accompanying Management's Annual Report on Internal Control over Financial Reporting in Item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of InGenius or Altify which are included in the 2019 consolidated financial statements of the Company and collectively constituted 16.4% of total assets as of December 31, 2019 and 2.6% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of InGenius or Altify.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Upland Software, Inc. (the “Company“) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 2, 2020, which expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Austin, Texas
March 2, 2020

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
Additional information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Directors and Corporate Governance” and “Executive Officers.”
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders, under the headings “Executive Compensation” and “Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13.    Certain Relationships, and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Party Transactions” and “Directors and Corporate Governance-Director Independence.”
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm.”
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

Schedule II-Valuation and Qualifying Accounts
This schedule has been omitted as the required information has been included in the notes to the consolidated financial statements.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among the Registrant, Steering Wheel Acquisition Corp., PowerSteering Software, Inc. and Michael Pehl, as Stockholder representative, dated February 3, 2012	S-1	333-198574	2.1	September 4, 2014
2.2	Stock Purchase Agreement by and among the Registrant, Tenrox Inc., the stockholders named therein and Novacap II, L.P. and Aramazd Israilian, as representatives, dated February 10, 2012	S-1	333-198574	2.2	September 4, 2014
2.3	Membership Interest Purchase Agreement by and among the Registrant, LMR Solutions, LLC, Joseph Larscheid and Cheryl Larscheid, dated November 13, 2012	S-1	333-198574	2.3	September 4, 2014
2.4	Stock Purchase Agreement by and among the Registrant, Marex Group Inc., FileBound Solutions, Inc., the Selling Stockholders (as defined therein) and Rex Lamb, as representative of the Selling Stockholders, dated May 16, 2013	S-1	333-198574	2.4	September 4, 2014
2.5	Membership Interest Purchase Agreement by and among the Registrant, Upland Software, Inc., ComSci, LLC and Robert Svec, dated November 7, 2013	S-1	333-198574	2.5	September 4, 2014
2.6	Stock Purchase Agreement by and among the Registrant, Clickability, Inc. and Limelight Networks, Inc. dated December 23, 2013	S-1	333-198574	2.6	September 4, 2014
2.7	Agreement and Plan of Merger by and among Upland Software, Inc., Qvidian Corporation, Quest Acquisition Corporation I and Christian Meininger, as Securityholder Representative, dated as of November 16, 2017	8-K	001-36720	10.1	November 16, 2017
2.8	Share Purchase Agreement by and among Powersteering Software Limited, Upland Software, Inc., Nigel Shanahan, Erica Shanahan and other sellers, dated as of October 3, 2018	8-K	001-36720	10.1	October 3, 2018
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	10-K	001-36720	3.1	March 30, 2016
3.2.	Amended and Restated By-laws of Upland Software, Inc., effective February 3, 2020	8-K	001-36720	3.1	February 4, 2020
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated December 20, 2013	S-1	333-198574	4.1	September 4, 2014
4.2*	Description of Capital Stock
10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-198574	10.2	October 27, 2014
10.2+	Amended and Restated 2010 Stock Plan, as amended September 2, 2014	S-1	333-198574	10.3.1	September 4, 2014
10.3+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Standard)	S-1	333-198574	10.4	September 4, 2014
10.3.1+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Former ComSci, LLC Employees)	S-1	333-198574	10.4.1	September 4, 2014
10.3.2+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Executive)	S-1	333-198574	10.4.2	September 4, 2014
10.3.3+	Form of Amendment to Stock Option Agreement under Amended and Restated 2010 Stock Plan with Certain Executives	S-1	333-198574	10.4.3	September 4, 2014

		Incorporated by Reference
10.4+	Form of Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5	September 4, 2014
10.4.1+	Form of Amendment to Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5.1	September 4, 2014
10.5+	2014 Equity Incentive Plan	S-1	333-198574	10.6	October 27, 2014
10.6+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.7	October 27, 2014
10.6.1+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.7.1	October 27, 2014
10.7+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.8	October 27, 2014
10.7.1+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.8.1	October 27, 2014
10.8+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.9	October 27, 2014
10.8.1+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.9.1	October 27, 2014
10.9+	Employment Agreement between the Registrant and John T. McDonald, dated May 9, 2014	S-1	333-198574	10.12	September 4, 2014
10.10+	Offer of Employment between the Registrant and Timothy Mattox, dated July 7, 2014	10-K	001-36720	10.13	March 31, 2015
10.11.2	Second Amendment to Office Lease between Registrant and CSHV-401 Congress LLC	10-K	001-36720	10.11.2	March 15, 2019
10.20+	Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.21	March 30, 2017
10.21+	Employment Agreement between the Registrant and Timothy Mattox, dated March 28, 2017	10-K	001-36720	10.22	March 30, 2017
10.22+	Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.23	March 30, 2017
10.23+	Amendment #1 to Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.23	March 15, 2019
10.24+	Amendment #1 to Employment Agreement between the Registrant and Timothy Mattox, dated March 28, 2017	10-K	001-36720	10.24	March 15, 2019
10.25+	Amendment #1 to Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.25	March 15, 2019
10.26	Credit Agreement by and among, inter alios, Upland Software, Inc., Credit Suisse AG, Cayman Islands Branch and the lenders party thereto Credit Agreement by and among, inter alios, Upland Software, Inc., Credit Suisse AG, Cayman Islands Branch and the lenders party thereto dated as of August 6, 2019 as of August 6, 2019	8-K	001-36720	10.1	August 7, 2019
10.27	First Incremental Assumption Agreement by and among, inter alios, Upland Software, Inc. and Credit Suisse AG, Cayman Islands Branch, as Agent and 2019 Incremental Lender, dated as of November 26, 2019	8-K	001-36720	10.1	November 26, 2019
21.1*	List of subsidiaries of Upland Software, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature pages hereto)
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
Date:   March 2, 2020

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and Chairman	March 2, 2020
John T. McDonald	(Principal Executive Officer)

/s/ Michael D. Hill	Chief Financial Officer, Secretary and Treasurer	March 2, 2020
Michael D. Hill	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joe C. Ross	Director	March 2, 2020
Joe C. Ross

/s/ David May	Director	March 2, 2020
David May

/s/ Stephen E. Courter	Director	March 2, 2020
Stephen E. Courter

Director
Teresa M. Walsh