Form 10-Q
period 2020-03-31
Upland Software, Inc.
filed 2020-05-08
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-36720

UPLAND SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2992077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
401 Congress Ave., Suite 1850
Austin, Texas 78701
(Address, including zip code, of registrant’s principal executive offices)
(512) 960-1010
(Registrant’s telephone number, including area code)

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
As of May 1, 2020, 25,305,427 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,688	$175,024
Accounts receivable (net of allowance of $1,519 and $1,238 at March 31, 2020 and December 31, 2019, respectively)	55,398	50,938
Deferred commissions, current	3,645	3,059
Unbilled receivables	5,689	5,111
Prepaid and other	7,452	4,748
Total current assets	170,872	238,880
Tax credits receivable	4,219	4,186
Property and equipment, net	4,035	3,917
Operating lease right-of-use asset	12,353	8,056
Intangible assets, net	302,948	282,727
Goodwill	377,745	346,134
Deferred commissions, noncurrent	9,427	8,763
Other assets	1,934	4,165
Total assets	$883,533	$896,828
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,794	$5,904
Accrued compensation	5,202	11,559
Accrued expenses and other current liabilities	15,756	15,344
Deferred revenue	87,785	76,558
Due to sellers	14,731	14,276
Operating lease liabilities, current	3,828	2,533
Current maturities of notes payable (includes unamortized discount of $2,209 and $2,207 at March 31, 2020 and December 31, 2019, respectively)	3,191	3,193
Total current liabilities	135,287	129,367
Notes payable, less current maturities (includes unamortized discount of $10,887 and $11,369 at March 31, 2020 and December 31, 2019, respectively)	521,013	521,881
Deferred revenue, noncurrent	2,567	496
Operating lease liabilities, noncurrent	11,515	5,862
Noncurrent deferred tax liability, net	24,472	25,685
Other long-term liabilities	29,587	676
Total liabilities	724,441	683,967
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 25,305,427 and 25,250,120 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	3	3
Additional paid-in capital	353,720	345,127
Accumulated other comprehensive loss	(43,396)	(1,223)
Accumulated deficit	(151,235)	(131,046)
Total stockholders’ equity	159,092	212,861
Total liabilities and stockholders’ equity	$883,533	$896,828
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended March 31,
	2020	2019
Revenue:
Subscription and support	$63,891	$44,983
Perpetual license	361	657
Total product revenue	64,252	45,640
Professional services	3,780	2,853
Total revenue	68,032	48,493
Cost of revenue:
Subscription and support	19,939	13,274
Professional services	2,262	1,514
Total cost of revenue	22,201	14,788
Gross profit	45,831	33,705
Operating expenses:
Sales and marketing	10,931	6,982
Research and development	9,420	6,398
Refundable Canadian tax credits	(302)	(86)
General and administrative	16,676	9,994
Depreciation and amortization	9,271	5,259
Acquisition-related expenses	15,158	7,723
Total operating expenses	61,154	36,270
Loss from operations	(15,323)	(2,565)
Other expense:
Interest expense, net	(7,643)	(5,116)
Other expense, net	(1,402)	(761)
Total other expense	(9,045)	(5,877)
Loss before provision for income taxes	(24,368)	(8,442)
Benefit from income taxes	4,287	612
Net loss	$(20,081)	$(7,830)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.81)	$(0.38)
Weighted-average common shares outstanding, basic and diluted	24,906,932	20,442,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(20,081)	$(7,830)
Foreign currency translation adjustment	(3,459)	(637)
Unrealized translation gain (loss) on foreign currency denominated intercompany loans	(7,313)	3,006
Unrealized loss on interest rate swaps	(31,401)	—
Comprehensive loss	$(62,254)	$(5,461)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	25,250,120	$3	$345,127	$(1,223)	$(131,046)	$212,861
Issuance of stock under Company plans, net of shares withheld for tax	55,307	—	(714)	—	—	(714)
Issuance of stock, net of issuance costs	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	9,320	—	—	9,320
Cumulative adjustment related to adoption of accounting standard	—	—	—	—	(108)	(108)
Foreign currency translation adjustment	—	—	—	(3,459)	—	(3,459)
Unrealized translation loss on foreign currency denominated intercompany loans	—	—	—	(7,313)	—	(7,313)
Unrealized gain loss on interest rate swaps	—	—	—	(31,401)	—	(31,401)
Net loss	—	—	—	—	(20,081)	(20,081)
Balance at March 31, 2020	25,305,427	$3	$353,720	$(43,396)	$(151,235)	$159,092

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	21,489,112	$2	$180,481	$(7,501)	$(85,675)	$87,307
Issuance of common stock in business combination	3,651	—	(30)	—	—	(30)
Issuance of stock under Company plans, net of shares withheld for tax	(49,537)	—	(1,379)	—	—	(1,379)
Stock-based compensation	—	—	4,628	—	—	4,628
Foreign currency translation adjustment	—	—	—	(637)	—	(637)
Unrealized translation gain on foreign currency denominated intercompany loans	—	—	—	3,006	—	3,006
Net loss	—	—	—	—	(7,830)	(7,830)
Balance at March 31, 2019	21,443,226	$2	$183,700	$(5,132)	$(93,505)	$85,065

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(20,081)	$(7,830)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,737	7,387
Deferred income taxes	(4,348)	(2,811)
Amortization of deferred costs	894	801
Foreign currency re-measurement loss	587	(171)
Non-cash interest and other expense	552	283
Non-cash stock compensation expense	9,320	4,628
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	(1,664)	5,980
Prepaids and other	(2,778)	(1,268)
Accounts payable	(3,439)	(269)
Accrued expenses and other liabilities	(5,942)	(766)
Deferred revenue	9,853	(1,087)
Net cash provided by (used in) operating activities	(5,309)	4,877
Investing activities
Purchase of property and equipment	(296)	(173)
Purchase of customer relationships	(201)	—
Purchase business combinations, net of cash acquired	(67,651)	(2,999)
Net cash used in investing activities	(68,148)	(3,172)
Financing activities
Payments on finance leases	(55)	(233)
Proceeds from notes payable, net of issuance costs	(72)	(120)
Payments on notes payable	(1,350)	(1,781)
Taxes paid related to net share settlement of equity awards	(768)	(1,504)
Issuance of common stock, net of issuance costs	41	96
Additional consideration paid to sellers of businesses	(1,000)	(1,258)
Net cash used in financing activities	(3,204)	(4,800)
Effect of exchange rate fluctuations on cash	325	379
Change in cash and cash equivalents	(76,336)	(2,716)
Cash and cash equivalents, beginning of period	175,024	16,738
Cash and cash equivalents, end of period	$98,688	$14,022
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$7,435	$4,854
Cash paid for taxes	$508	$758
Sales commissions paid, net of amortization of deferred commissions	$1,250	$1,184
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$345	$—
Equipment acquired pursuant to financing lease obligations	$—	$44

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Upland Software, Inc. and its wholly owned subsidiaries (collectively referred to as “Upland”, the “Company”, “we” or “us”). All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. There have been no significant changes in the Company’s accounting policies since December 31, 2020, except as discussed below with respect to the Company’s adoption of ASU 2016-13.
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on March 2, 2020.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include those related to revenue recognition, deferred commissions, allowance for credit losses, stock-based compensation, contingent consideration, acquired intangible assets, the useful lives of intangible assets and property and equipment, and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from those estimates.
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 8, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. To manage accounts receivable credit risk, the Company performs periodic credit evaluations of its customers and maintains current expected credit losses which considers such factors as historical loss information, geographic location of customers, current market conditions, and reasonable and supportable forecasts. Changes in the allowance for credit losses were not material for the three months ended March 31, 2020.
No individual customer represented more than 10% of total revenues for the three or three months ended March 31, 2020, or more than 10% of accounts receivable as of March 31, 2020 or December 31, 2019.

Derivatives
The Company entered into a floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively convert the entire balance of the Company's $540 million term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7 year term of the debt. ASC 815 requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship under the hypothetical derivative method and noted that all of the critical terms of the hypothetical derivative and hedging instrument were the same. The hedging relationship continues to limit the Company’s exposure to the variability in interest rates under the Company’s term loans and related cash outflows. As such, the Company has deemed this hedging relationship as highly effective in offsetting cash flows attributable to hedged risk (variability in forecasted monthly interest payments) for the term of the term loans and interest rate swap agreements. All derivative financial instruments are recorded at fair value as a net asset or liability in the accompanying condensed consolidated balance sheets. As of March 31, 2020 the fair value of the interest rate swaps included in Other long term-liabilities in the Company's condensed consolidated balance sheets was $29.0 million. As of December 31, 2019 the fair value of the interest rate swaps included in Other assets in the Company's condensed consolidated balance sheets was $2.4 million.

The change in the fair value of the hedging instruments is recorded in Other comprehensive income. Amounts deferred in Other comprehensive income will be reclassified to Interest expense in the accompanying condensed consolidated statements of operations in the period in which the hedged item affects earnings.
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
Recent Accounting Pronouncements
Recently issued accounting pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company does not anticipate the adoption of this standard to have a material impact on its consolidated financial statements.
Recently adopted accounting pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, to eliminate, add and modify certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for annual and interim periods beginning after December 15, 2019, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company adopted this guidance in the first quarter of 2020 with no material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019 and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The Company adopted this guidance in the first quarter of 2020 and as a result of the adoption recorded a cumulative-effect adjustment to decrease the beginning balance of Accumulated deficit in the amount of $0.1 million, which represents the accelerated recognition of credit losses related to our trade receivables under the expected credit loss model of calculating our current expected credit losses compared to the previous incurred loss model.
2. Acquisitions
The Company performs quantitative and qualitative analyses to determine the significance of each acquisition to the financial statements the Company. Based on these analyses the below acquisitions were deemed to be insignificant on an individual and cumulative basis.
2020 Acquisitions
Acquisitions completed during the three months ended March 31, 2020 include the following:
•Localytics - On February 6, 2020, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Char Software, Inc (dba Localytics), a Delaware corporation (“Localytics”), a provider of mobile app personalization and analytics solutions. Revenues recorded since the acquisition date through March 31, 2020 were approximately $2.5 million.
2019 Acquisitions
Acquisitions completed during the year ended December 31, 2019 include the following:
•Postup - On April 18, 2019, the Company completed its purchase of the shares comprising the entire issued share capital of Postup Holdings, LLC, a Texas limited liability company (“Postup”), and Postup Digital, LLC, a Texas limited liability company, an Austin-based company providing email and audience development solutions for publishing & media brands.
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
•Altify - On October 4, 2019, the Company’s wholly owned subsidiary, Upland Software UK, a limited company incorporated under the laws of England and Wales, entered into an agreement to purchase the shares comprising the entire issued share capital of Altify Ireland Limited, a private company limited by shares organized and existing under the laws of Ireland (“Altify”), a customer revenue optimization (CRO) cloud solution for sales and the extended revenue teams.
Consideration
The following table summarizes the consideration transferred for the acquisitions described above (in thousands):

	Localytics	Altify	InGenius	Cimpl	Kapost	Postup
Cash	$67,655	$84,000	$26,428	$23,071	$45,000	$34,825
Holdback (1)	345	—	3,000	2,600	5,000	175
Contingent consideration (2)	1,000	—	4,865	—	—	—
Working capital adjustment	—	—	—	—	(601)	—
Total consideration	$69,000	$84,000	$34,293	$25,671	$49,399	$35,000

(1)Represents cash holdbacks subject to indemnification claims that are payable 12 months following closing for Localytics, InGenius, Cimpl, Kapost and Postup.
(2)Represents the acquisition date fair value of anticipated earn-out payments, which are based on the estimated probability of attainment of the underlying future performance-based conditions at the time of acquisition. The maximum potential payout for the InGenius and Localytics earn-outs are $15.0 million and $1.0 million, respectively. Refer to Note 3 for further discussion regarding the calculation of fair value of acquisition related earn-outs.
Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase accounting for the 2019 acquisition of Altify and the 2020 acquisition of Localytics are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects, specifically the tax impact not being finalized as of March 31, 2020. In addition, the valuation of intangible assets for Localytics was not finalized as of March 31, 2020. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete its purchase price allocations for these acquisitions in the second half of 2020.
The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions in during the year ended December 31, 2019 and through the three months ended March 31, 2020, as well as assets and liabilities (in thousands):

	Preliminary		Final
	Localytics	Altify	InGenius	Cimpl	Kapost	Postup
Year Acquired	2020	2019	2019	2019	2019	2019

Cash	$—	$730	$11	$142	$—	$19
Accounts receivable	3,648	6,629	1,456	1,041	3,901	1,054
Other current assets	6,325	889	317	278	1,066	1,373
Tax credits receivable	—	916	1,489	1,383	—	—
Operating lease right-of-use asset	7,605	1,085	1,099	230	2,136	—
Property and equipment	409	139	364	233	686	743
Customer relationships	30,500	50,954	11,208	12,430	23,735	10,667
Trade name	300	1,112	424	216	787	468
Technology	6,600	7,648	4,576	3,240	5,756	2,943
Goodwill	39,646	34,426	24,141	12,928	20,953	21,973
Other assets	6	378	—	6	—	—
Total assets acquired	95,039	104,906	45,085	32,127	59,020	39,240
Accounts payable	(2,382)	(1,499)	(128)	(305)	(50)	(447)
Accrued expense and other	(6,752)	(3,901)	(2,807)	(1,206)	(3,724)	(530)
Deferred tax liabilities	(4,258)	(7,083)	(4,897)	(4,595)	(1,954)	(3,248)
Deferred revenue	(4,812)	(7,907)	(2,960)	(350)	(3,893)	(15)
Operating lease liabilities	(7,835)	(516)	—	—	—	—
Total liabilities assumed	(26,039)	(20,906)	(10,792)	(6,456)	(9,621)	(4,240)
Total consideration	$69,000	$84,000	$34,293	$25,671	$49,399	$35,000
The Company uses third party valuation consultants to determine the fair values of assets acquired and liabilities assumed. Tangible assets are valued at their respective carrying amounts, which approximates their estimated fair value. The valuation of identifiable intangible assets reflects management’s estimates based on, among other factors, use of established valuation methods. Customer relationships are valued using the multi-period excess earnings method. Developed technology and trade names are valued using the relief-from-royalty method.

The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the three months ended March 31, 2020 and the year ended December 31, 2019 (in years):

	Useful Life
	March 31, 2020	December 31, 2019
Customer relationships	8.0	9.8
Trade name	2.0	9.2
Developed technology	5.0	7.9
Total weighted-average useful life	7.4	9.5
During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to management's estimates and assumptions. The change in the preliminary acquisition-date fair value of assets and liabilities for Altify during the three months ended March 31, 2020 was related primarily to a $1.0 million decrease in deferred tax liabilities.
The goodwill of $154.1 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes at the time of acquisition was $6.2 million.
Total transaction related expenses incurred with respect to acquisition activity during the three months ended March 31, 2020 and March 31, 2019 were $3.3 million and $0.4 million, respectively. Transaction related expenses, excluding transformation costs, include expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses.
Other Acquisitions and Divestitures
From time to time we may purchase or sell customer relationships that meet certain criteria. During the three months ended March 31, 2020 and year ended December 31, 2019 we completed customer relationship acquisitions totaling $0.2 million and $1.6 million, respectively.
In the fourth quarter of 2019, Upland divested of certain minor non-strategic customer contracts and related website management and analytics assets. As a result, during the year ended December 31, 2019 the Company recognized a $2.0 million non-cash expense on divestiture which is included in the Other income (expense), net line item in the Company’s condensed consolidated statement of operations, for the year ended December 31, 2019. The assets divested consisted primarily of $2.2 million in deferred commission costs, $1.1 million in intangible assets (customer relationship and related technology), $0.2 million in allocated goodwill, and $1.0 million of liabilities primarily consisting of deferred revenue.
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
As of March 31, 2020 and December 31, 2019, the Company has contingent accrued earnout business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels or changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. Any gain (loss) related to subsequent changes in the fair value of contingent consideration is recorded in acquisition-related expense or other income (expense) in the Company's condensed consolidated statement of operations based on management's assessment of the nature of the liability. Earnout consideration liabilities are included in Due to sellers in the Company's condensed consolidated balance sheets.
In connection with entering into, and expanding, the Company's current credit facility, as discussed further in Note 6. Debt, the Company entered into interest rate swaps for the full 7 year term of the Company's term loans, effectively fixing our interest rate at 5.4% for the full value $540 million of the term loans. The fair value of the Company's swaps are measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2. As of March 31, 2020 and December 31, 2019 the fair value of the interest rate swaps are included in Other long term-liabilities and Other assets, respectively, on the Company's condensed consolidated balance sheets.
Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2020
	(unaudited)
	Level 1	Level 2	Level 3	Total
Liabilities
Earnout consideration liability	$—	$—	$4,565	$4,565
Interest rate swap liability	$—	$28,977	$—	$28,977

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap asset	$—	$2,424	$—	$2,424
Liabilities
Earnout consideration liability	$—	$—	$4,394	$4,394
The increase in cash earnouts from December 31, 2019 to March 31, 2020 is related primarily to the change in fair value of earnouts related to InGenius.
The following table presents additional information about earnout consideration liabilities measured at fair value on a recurring basis and for which the Company has utilized significant unobservable (Level 3) inputs to determine fair value (in thousands):

March 31, 2020
(unaudited)
Balance at December 31, 2019	$4,394

Remeasurement adjustments:
Gain included in earnings	171

Acquisitions and settlements:
Acquisitions	1,000
Settlements (1)	(1,000)
Balance at March 31, 2020	$4,565
(1) Includes a $1.0 million payment for the outstanding balance of earnout liabilities related to the acquisition of Localytics as describe in Note 2. Acquisitions.
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

	Fair Value at March 31, 2020	Valuation Technique	Significant Unobservable Inputs
Contingent acquisition consideration: (InGenius)	$4,565	Binary option model	Expected future annual revenue streams and probability of achievement

	Fair Value at December 31, 2019	Valuation Technique	Significant Unobservable Inputs
Contingent acquisition consideration: (InGenius)	$4,394	Binary option model	Expected future annual revenue streams and probability of achievement
Fair value of the InGenius earnout is calculated as the lessor of 1) new annualized recurring revenue ("ARR") added during the earnout valuation period multiplied by a contracted earnout multiplier; or 2) $15.0 million. On a quarterly basis management estimates the new ARR expected to be added during the earnout valuation period as of the reporting date.
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
Debt
The Company believes the carrying value of its long-term debt at March 31, 2020 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.
The estimated fair value and carrying value of the Company's debt, before debt discount, at March 31, 2020 and December 31, 2019 are $537.3 million and $538.7 million, respectively, based on valuation methodologies using interest rates currently available to the Company, which are Level 2 inputs.
4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the three months ended March 31, 2020 are summarized in the table below (in thousands):

Balance at December 31, 2019	$346,134
Acquired in business combinations	39,646
Adjustment related to prior year business combinations	(996)
Foreign currency translation adjustment	(7,039)
Balance at March 31, 2020	$377,745
Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2020:
Customer relationships	1-10	$307,854	$61,530	$246,324
Trade name	1.5-10	8,953	4,042	4,911
Developed technology	4-9	76,577	25,342	51,235
Non-compete agreements	3	1,148	670	478
Total intangible assets		$394,532	$91,584	$302,948

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2019:
Customer relationships	1-10	$283,005	$53,984	$229,021
Trade name	1.5-10	8,827	3,884	4,943
Developed technology	4-9	71,522	23,333	48,189
Non-compete agreements	3	1,148	574	574
Total intangible assets		$364,502	$81,775	$282,727
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. During the three months ended March 31, 2020, the Company considered the current market and economic condition arising from the COVID-19 pandemic to be a potential indicator of impairment of the Company’s intangible assets and goodwill. Based on management’s qualitative review no impairment of intangible assets or goodwill was identified. During the fourth quarter of 2019, management made the decision to sunset and divest certain minor non-strategic customer contracts and related website management and analytics assets. The remaining useful life of certain customer relationship assets included in the sunset asset group were reduced by 1 year to 2.5 years which represents the term left on the current active contracts. Total amortization expense during the three months ended March 31, 2020 and March 31, 2019 was $11.2 million and $6.8 million, respectively.
The Company has historically performed its annual goodwill and indefinite-lived intangible asset impairment test as of October 31st. During the first quarter of 2020 the Company decided to change the date of its annual impairment test to the first day of its fourth fiscal quarter, October 1st. This change was made to improve alignment with our quarterly financial reporting process and our annual planning and budgeting process. In connection with the change in the date of our annual goodwill and indefinite-lived intangible asset impairment test the Company will also perform a qualitative assessment as of October 31, 2020 to ensure the change does not result in the delay, acceleration or avoidance of an impairment charge.
Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2020	$33,275
2021	42,822
2022	40,290
2023	38,244
2024	35,603
2025 and thereafter	112,714
Total	$302,948

5. Income Taxes
The Company’s income tax benefit from (provision for) the three months ended March 31, 2020 and March 31, 2019 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The tax benefit of $4.3 million recorded for the three months ended March 31, 2020 is primarily related to the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with the Localytics business combination, as discussed in Note 2. Acquisitions, and foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards.
The tax benefit of $0.6 million recorded for the three months ended March 31, 2019 is primarily related to foreign income taxes associated with our combined non-U.S. operations, changes in deferred tax liabilities associated with amortization of

United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards.
The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, Upland had $321 million of total net operating loss carryforwards of which approximately $197 million will be available for utilization prior to expiration. These balances include the net operating losses disclosed as of December 31, 2019 and the estimated net operating losses acquired in the current year via acquisitions based on information available as of March 31, 2020. The net operating loss carryforwards available for utilization prior to expiration consist of approximately $166 million and $31 million of U.S. federal and foreign net operating loss carryforwards, respectively.
The Company has reflected any uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets. The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2016 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2015. The Company is not currently under audit for federal, state or any foreign jurisdictions. U.S. operating losses generated in years prior to 2016 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.
6. Debt
Long-term debt consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Senior secured loans (includes unamortized discount of $13,096 and $13,576 based on an imputed interest rate of 5.9% and 5.8%, at March 31, 2020 and December 31, 2019, respectively)	$524,204	$525,074
Less current maturities	(3,191)	(3,193)
Total long-term debt	$521,013	$521,881

Credit Facility
On August 6, 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a new $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of March 31, 2020. The Credit Facility replaced the Company's previous credit agreement. All outstanding balances under our previous credit facility were paid off using proceeds from our new Credit Facility.
On November 26, 2019 (the “Closing Date”), the Company entered into a First Incremental Assumption Agreement (the “Incremental Assumption Agreement”) which provides for a term loan facility to be established under the Credit Facility in an aggregate principal amount of $190.0 million (the “2019 Incremental Term Loan”) which is in addition to the existing $350.0 million term loans outstanding under the Credit Agreement and the $60.0 million revolving credit facility under the Credit Agreement.
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

Lenders under the Credit Facility are entitled to a premium in the event of certain prepayments or repricings of the Term Loan made within six months of the Closing Date in an amount equal to 1.00% times the aggregate principal amount of the initial Term Loan prepaid in connection with a repricing transaction or the aggregate principal amount of the initial Term Loan outstanding on such date that is subject to an effective pricing reduction pursuant to a repricing transaction, as applicable.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At March 31, 2020, the fair value of the interest rate swap was $29.0 million liability as a result of a decline in short term interest rates. In the next twelve months, the Company estimates that $4.7 million will be reclassified from Accumulated other comprehensive income (loss) and recorded as an increase to Interest expense.

Three Months Ended March 31, 2020
(Loss) gain recognized in Other comprehensive income on derivative financial instruments	$(31,401)
(Loss) gain reclassified from Other comprehensive income to Interest expense	$66
Total Interest expense in which the effects of cash flow hedges are recorded	$(7,397)
Revolver
Loans under the Revolver are available up to $60 million. The Revolver provides a sub-facility whereby the Company may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $10.0 million for the Company. The aggregate amount of outstanding Letters of Credit are reserved against the credit availability under the Maximum Revolver Amount. The Company incurs a 0.50% per annum unused line fee on the unborrowed balance of the Revolver which is paid quarterly.
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of March 31, 2020, the Company had no borrowings outstanding under the Revolver or related sub facility.
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

The Credit Facility has no financial covenants as long as less than 35% of the Revolver is drawn as of the last day of any fiscal quarter. If 35% of the Revolver is drawn as of the last day of a given fiscal quarter the Company will be required to maintain a Total Leverage Ratio (the ratio of funded indebtedness as of such date less the amount of unrestricted cash and cash equivalents of the Company and its guarantors in an amount not to exceed $50.0 million, to adjusted EBITDA (calculated on a pro forma basis including giving effect to any acquisition)), measured on a quarter-end basis for each four consecutive fiscal quarters then ended, of not greater than 6.00 to 1.00.
In addition, the Credit Facility contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, change in control, bankruptcy and insolvency defaults and material judgment defaults. The occurrence of an event of default could result in the acceleration of Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate. The Term Loan and Revolver are secured by substantially all of the Company's assets. As of March 31, 2020 the Company was in compliance with all covenants under the Credit Facility.
Cash interest costs averaged 5.4% and 6.0% for the three months ended March 31, 2020 and for the year ended December 31, 2019, respectively. In addition, as of March 31, 2020 and December 31, 2019 the Company had $13.1 million and $13.6 million, respectively, of unamortized deferred financing costs associated with the Credit Facility. These financing costs will be amortized to non-cash interest expense over the remaining term of the Credit Facility. As a result of the paydown of our previous credit facility, the Company was required to write off debt issuance cost of $2.3 million during the year ended December 31, 2019 as Loss on debt extinguishment, related to the unamortized debt discount on our previous term loan.
7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net Loss	$(20,081)	$(7,830)
Denominator:
Weighted–average common shares outstanding, basic and diluted	24,906,932	20,442,626
Net loss per common share, basic and diluted	$(0.81)	$(0.38)
Due to the net losses for the three months ended March 31, 2020 and March 31, 2019, respectively, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents as of March 31, 2020 and March 31, 2019:

	March 31,
	2020	2019
Stock options	320,913	390,754
Restricted stock awards	318,045	939,809
Restricted stock units	1,848,066	380,950
Performance restricted stock units	66,297	—
Total anti–dilutive common share equivalents	2,553,321	1,711,513

8. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment. As of March 31, 2020, the remaining aggregate minimum purchase commitment under these arrangements was approximately $10.8 million through 2024. Obligations under contracts that we can cancel without a significant penalty are not included.
In addition, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC for the three months ended March 31, 2020 and March 31, 2019 totaling $1.9 million and $1.2 million, respectively. The remaining purchase obligation after March 31, 2020 through December 31, 2020 is $5.5 million. See Note 12. Related Party Transactions for more information regarding our purchase commitment to this related party.
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. At this time, the Company is not involved in any current or pending legal proceedings, and does not anticipate any legal proceedings, that may have a material adverse affect on the Company's condensed consolidated balances sheets or condensed consolidated statement of operations.

9. Stockholders' Equity
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
Accumulated Comprehensive Income (Loss)
Comprehensive income consists of two elements, net income and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ equity section of our condensed consolidated balance sheets and excluded from net income. Our other comprehensive income (loss) consists of foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar, unrealized translation gains (losses) on foreign currency denominated intercompany loans, and unrealized gains (losses) on interest rate swaps.
The following table shows the components of accumulated other comprehensive loss, net of income taxes, in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	March 31, 2020	December 31, 2019
Foreign currency translation adjustment	$(7,989)	$(4,530)
Unrealized translation gain (loss) on foreign currency denominated intercompany loans	(6,430)	883
Unrealized gain (loss) on interest rate swaps	(28,977)	2,424
Total accumulated other comprehensive loss	$(43,396)	$(1,223)
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
The Company has foreign currency denominated intercompany loans that were used to fund the acquisitions of foreign subsidiaries. Due to the long-term nature of the loan, the foreign currency gains (losses) resulting from re-measurement are recognized as a component of accumulated other comprehensive income (loss). During the three months ended March 31, 2020 and March 31, 2019, a foreign currency translation adjustment loss of $7.3 million and gain of $3.0 million, respectively, was recognized as a component of accumulated other comprehensive income (loss) related to this long-term intercompany loan.
Stock-Based Compensation
The Company recognized stock-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$318	$160
Research and development	615	322
Sales and marketing	549	139
General and administrative	7,838	4,007
Total	$9,320	$4,628

Restricted Stock Units
Beginning in 2019, the Company began granting restricted stock units under its 2014 Stock Incentive Plan, in lieu of restricted stock awards, primarily for stock plan administrative purposes. Restricted stock unit activity during the three months ended March 31, 2020 was as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2019	790,807	$39.55
Units granted	1,221,273	40.82
Units vested	(104,212)	41.80
Awards forfeited	(59,802)	42.07
Unvested balances at March 31, 2020	1,848,066	$40.18
Performance Based Restricted Stock Units
In 2020 fifty percent of the awards made to our Chief Executive Officer were performance based restricted stock units ("PRSUs"). The PRSU agreement provides that the quantity of units subject to vesting may range from 0% to 300% of the units granted per the table below based on the Company's absolute total shareholder return at the end of the eighteen month performance period. Units granted per the table below are based on a 100% target payout. Compensation expense is recognized over the required service period of the grant and is determined based on the grant date fair value of the award and is not subject to fluctuation due to achievement of the underlying market-based target. The Company did not grant PRSUs prior to 2020.
PRSU activity during the three months ended March 31, 2020 was as follows:

	Number of PRSUs Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2019	—	$—
Units granted	66,297	41.48
Unvested balances at March 31, 2020	66,297	$41.48
Restricted Stock Awards
Restricted share activity during the three months ended March 31, 2020 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2019	371,217	$28.26
Awards vested	(29,502)	28.79
Awards forfeited	(23,670)	28.44
Unvested balances at March 31, 2020	318,045	$28.20
Stock Option Activity
Stock option activity during the three months ended March 31, 2020 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2019	329,698	$8.57
Options exercised	(8,712)	6.13
Options forfeited	—	—
Options expired	(73)	1.79
Outstanding at March 31, 2020	320,913	$8.64

10. Revenue Recognition
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
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, and deferred revenues. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in unbilled receivables, which are expected to be billed during the succeeding twelve-month period and are recorded in 'Unbilled receivables' in our condensed consolidated balance sheets. A contract liability results when we receive prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. We recognize contract liabilities as revenues upon satisfaction of the underlying performance obligations. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in 'Deferred revenue' and the remaining portion is recorded in 'Deferred revenue noncurrent' on the accompanying condensed consolidated balance sheets at the end of each reporting period.
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. As of March 31, 2020 and December 31, 2019, unbilled receivables were $5.7 million and $5.1 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized over the expected life of the customer relationships, which has been determined to be approximately 6 years based on historical data and managements judgment in a pattern similar to how revenue is recognized. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the three months ended March 31, 2020.
The following table presents the activity impacting deferred commissions for the three months ended March 31, 2020 (in thousands):

Balance at December 31, 2019	$11,822
Capitalized deferred commissions	2,144
Amortization of deferred commissions	(894)
Balance at March 31, 2020	$13,072
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the three months ended March 31, 2020, we recognized $30.4 million and $1.6 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period. In addition, during the three months ended March 31, 2020 we recognized $1.7 million in revenue that was included in the acquired deferred revenue balance of our 2020 acquisition as disclosed in Note 2. Acquisitions.
Remaining Performance Obligations
As of March 31, 2020, approximately $245.5 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 67% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
Subscription and support:
United States	$45,971	$29,839
United Kingdom	9,996	9,316
Canada	4,582	2,384
Other International	3,342	3,444
Total subscription and support revenue	63,891	44,983
Perpetual license:
United States	282	568
United Kingdom	16	9
Canada	21	42
Other International	42	38
Total perpetual license revenue	361	657
Professional services:
United States	2,711	1,980
United Kingdom	814	491
Canada	138	120
Other International	117	262
Total professional service revenue	3,780	2,853
Total revenue	$68,032	$48,493

12. Related Party Transactions
We are a party to two agreements with companies controlled by a non-management investor in the Company:
•On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement with DevFactory FZ LLC ("DevFactory") to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017. DevFactory is an affiliate of ESW Capital LLC, which holds more than 5% of the Company's capital stock. The Company has an outstanding purchase commitment in 2020 for software development services pursuant to this agreement in the amount of $7.3 million. For years after 2020, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2020 total revenues increase by 10% as compared to 2019 total revenues, then the 2021 purchase commitment will increase by approximately $0.8 million from the 2020 purchase commitment amount to approximately $8.1 million. The Company purchased software development services pursuant to this agreement with DevFactory of $1.9 million and $1.2 million during the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020 and December 31, 2019 amounts included in accounts payable owed to this company totaled $1.9 million and $1.2 million, respectively.
•The Company purchased services from Crossover, Inc. ("Crossover"), a company controlled by ESW Capital, LLC (a non-management investor) during the three months ended March 31, 2020 and March 31, 2019 of approximately $1.1 million and $1.0 million, respectively. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. While there are no purchase commitments with Crossover, the Company continues to use its services in 2020. As of

March 31, 2020 and December 31, 2019 amounts included in accounts payable owed to this company totaled $0.6 million and $0.4 million, respectively.
The Company has an arrangement with a former subsidiary, Visionael Corporation ("Visionael"), to provide management, human resource, payroll and administrative services. John T. McDonald, the Company's Chief Executive Officer and Chairman of the Board, beneficially holds an approximate 26.18% interest in Visionael. The Company received fees from this arrangement during the three months ended March 31, 2020 and March 31, 2019 totaling $15,000 and $15,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 2, 2020. In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•our plans regarding, and our ability to effectively manage our growth;
•maintaining our senior management team and key personnel;
•our ability to maintain and expand our direct sales organization;
•the performance of our resellers;
•our ability to adapt to changing market conditions and competition;
•our ability to adapt to technological change and continue to innovate;
•the anticipated impact on our business of the COVID-19 pandemic and related public health measures;
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
•our beliefs regarding how our applications benefit customers and what our competitive strengths are; and
•other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020, as updated by this Quarterly Report on Form 10-Q and periodically updated as necessary in our future quarterly reports on Form 10-Q and other filings that we make with the SEC.

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

Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in the product solution categories listed above, each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in 2012 to $222.6 million in 2019 (and to $68.0 million for the three months ended March 31, 2020), representing an approximate 878% growth rate between 2012 and 2019. During the three months ended March 31, 2020 foreign revenue as a percent of total revenue decreased to 28% compared to 30% during the year ended December 31, 2019. See Note 10. Revenue Recognition in the notes to our unaudited condensed consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
In the fourth quarter of 2019, in connection with the periodic review of its business and in light of Upland’s new go-to-market strategy that is centered on thematic solution suites of related products, Upland has determined to divest of and/or sunset certain minor non-strategic customer contracts and related website management and analytics assets (collectively referred to as “Sunset Assets”). Refer to Note 2. Acquisitions and Note 4. Goodwill and Other Intangible Assets in our condensed consolidated financial statements for further discussion.
To support continued growth, we intend to pursue acquisitions within our core enterprise solution suites of complementary technologies and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. Consistent with our growth strategy, we have made twenty-six acquisitions from February 2012 through March 31, 2020.
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We cannot predict the extent to which the COVID-19 outbreak will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. As our platform is offered as a subscription-based service, the effect of the outbreak may not be fully reflected in our operating results until future periods, if at all. As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 outbreak, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.
As a result of the pandemic, Upland has taken certain measures to support the health and well-being of our employees, customers, partners and communities during this time of uncertainty. Prior to the wide-spread implementation of stay-at-home measures last month, approximately 60 percent of our employee and contractor workforce was already remote. This enabled us to quickly convert the entire company to remote work status to ensure the safety of our employees, while still allowing us to continue serving our customers without disruption. In addition, while we typically host virtual user conferences for our customers, we do not anticipate hosting any in person user group meetings until Fall of 2020.
As approximately 94% of our revenue is associated with recurring revenue with minimal organic growth assumptions the disruptions related to the pandemic did not have a material adverse impact on our financial results for the first quarter of fiscal 2020. While we have limited exposure to the industry verticals that have been hardest hit by the pandemic (including the travel, transportation, entertainment and retail industries) we currently expect a moderate reduction in projected revenue for fiscal 2020 as a result of the pandemic. We expect that current cash and cash equivalent balances and cash flows generated from operations will be sufficient to meet our domestic and international working capital needs for at least the next 12 months. We anticipate a slowdown in the pace of our acquisition activities in the second and third quarters of 2020 while we continue to gauge the overall economic impact of the pandemic and related containment measures.
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

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(20,081)	$(7,830)
Add:
Depreciation and amortization expense	11,737	7,387
Interest expense, net	7,643	5,116
Other expense (income), net	1,402	761
Benefit from income taxes	(4,287)	(612)
Stock-based compensation expense	9,320	4,628
Acquisition-related expense	15,158	7,723
Purchase accounting deferred revenue discount	3,701	597
Adjusted EBITDA	$24,593	$17,770
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

	Three Months Ended March 31,
	2020		2019
	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$63,891	94%	$44,983	93%
Perpetual license	361	1%	657	1%
Total product revenue	64,252	95%	45,640	94%
Professional services	3,780	5%	2,853	6%
Total revenue	68,032	100%	48,493	100%
Cost of revenue:
Subscription and support (1)(3)	19,939	29%	13,274	27%
Professional services (1)	2,262	4%	1,514	3%
Total cost of revenue	22,201	33%	14,788	30%
Gross profit	45,831	67%	33,705	70%
Operating expenses:
Sales and marketing (1)	10,931	16%	6,982	14%
Research and development (1)	9,420	14%	6,398	13%
Refundable tax credits	(302)	—%	(86)	—%
General and administrative (1)(2)	16,676	25%	9,994	21%
Depreciation and amortization	9,271	14%	5,259	11%
Acquisition-related expenses	15,158	21%	7,723	16%
Total operating expenses	61,154	90%	36,270	75%
Loss from operations	(15,323)	(23)%	(2,565)	(5)%
Other Expense:
Interest expense, net	(7,643)	(11)%	(5,116)	(11)%
Other income (expense), net	(1,402)	(2)%	(761)	(1)%
Total other expense	(9,045)	(13)%	(5,877)	(12)%
Loss before provision for income taxes	(24,368)	(36)%	(8,442)	(17)%
Benefit from income taxes	4,287	6%	612	1%
Net loss	$(20,081)	(30)%	$(7,830)	(16)%
Net loss per common share, basic and diluted	$(0.81)		$(0.38)
Weighted-average common shares outstanding, basic and diluted	24,906,932		20,442,626

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 10 — Stockholders' Equity.
(2) Includes General and administrative stock-based compensation of $7.8 million and $4.0 million for the three months March 31, 2020 and March 31, 2019, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 13% and 12% for the three months ended March 31, 2020 and March 31, 2019, respectively.

(3) Includes depreciation and amortization of $2.5 million and $2.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,
	2020	2019	% Change

	(dollars in thousands)
Revenue:
Subscription and support	$63,891	$44,983	42%
Perpetual license	361	657	(45)%
Total product revenue	64,252	45,640	41%
Professional services	3,780	2,853	32%
Total revenue	$68,032	$48,493	40%

Percentage of revenue:
Subscription and support	94%	93%
Perpetual license	1%	1%
Total product revenue	95%	94%
Professional services	5%	6%
Total revenue	100%	100%
For the Three Months Ended March 31, 2020
Total revenue was $68.0 million in the three months ended March 31, 2020, compared to $48.5 million in the three months ended March 31, 2019, an increase of $19.5 million, or 40%. The acquisitions not fully in the comparative period contributed $18.2 million to the increase after the reduction of $3.7 million purchase accounting deferred revenue discount in the three months ended March 31, 2020. Total Revenue related to Sunset Assets declined by $0.9 million as a result of decreased sales and marketing focus on those Sunset Assets. Our organic business (the “Organic Business”) excludes acquisitions closed during or subsequent to the prior year comparable period and business operations divested and/or decided to sunset. Therefore, total revenue for our Organic Business increased by $2.2 million, or 5%.
Subscription and support revenue was $63.9 million in the three months ended March 31, 2020, compared to $45.0 million in the three months ended March 31, 2019, an increase of $18.9 million, or 42%. The acquisitions not fully in the comparative period contributed $17.2 million to the increase in subscription and support revenue after the reduction of $3.7 million purchase accounting deferred revenue discount in the three months ended March 31, 2020. Subscription and support revenue related to our Sunset Assets decreased $0.9 million as a result of decreased sales and marketing focus on those Sunset Assets Therefore, subscription and support revenue for our Organic Business increased by $2.6 million, or 6%.
Perpetual license revenue was $0.4 million in the three months ended March 31, 2020, compared to $0.7 million in the three months ended March 31, 2019, a decrease of $0.3 million, or 45%. The acquisitions not fully in the comparative period contributed no perpetual license revenue in the three months ended March 31, 2020. Therefore, perpetual license revenue for our Organic Business decreased by $0.3 million, or 45%.
Professional services revenue was $3.8 million in the three months ended March 31, 2020, compared to $2.9 million in the three months ended March 31, 2019, an increase of $0.9 million, or 32%. The acquisitions not fully in the comparative period contributed $1.0 million to the increase in professional services revenue in the three months ended March 31, 2020. Therefore, professional services revenue for our Organic Business decreased by $0.1 million, or 4%.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended March 31,
	2020	2019	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$19,939	$13,274	50%
Professional services	2,262	1,514	49%
Total cost of revenue	22,201	14,788	50%
Gross profit	$45,831	$33,705	36%

Percentage of total revenue:
Subscription and support (1)	29%	27%
Professional services	4%	3%
Total cost of revenue	33%	30%
Gross profit	67%	70%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$71	$281
Amortization	$2,395	$1,847
Stock Compensation	$318	$160
For the Three Months Ended March 31, 2020
Cost of subscription and support revenue was $19.9 million in the three months ended March 31, 2020, compared to $13.3 million in the three months ended March 31, 2019, an increase of $6.6 million, or 50%. The acquisitions not fully in the comparative period contributed $4.9 million to the increase to cost of subscription and support revenue, primarily related to costs associated with the delivery of the Postup, Localytics, and InGenius products and hosting and infrastructure costs of the acquisitions not fully in the comparative period. Cost of subscription and support revenue related to our Sunset Assets decreased by $0.2 million primarily due to reductions in hosting and infrastructure costs. Therefore, cost of subscription and support revenue for our Organic Business increased by $1.9 million, primarily related to an increase in messaging costs related to our CXM Cloud.
Cost of professional services revenue was $2.3 million in the three months ended March 31, 2020, compared to $1.5 million in the three months ended March 31, 2019, an increase of $0.8 million, or 49%. The acquisitions not fully in the comparative period contributed $0.8 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs in the three months ended March 31, 2020.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2020	2019	% Change

	(dollars in thousands)
Sales and marketing (1)	$10,931	$6,982	57%
Percentage of total revenue	16%	14%

(1) Includes stock compensation expense as follows:
Stock Compensation	$549	$139

For the Three Months Ended March 31, 2020
Sales and marketing expense was $10.9 million in the three months ended March 31, 2020, compared to $7.0 million in the three months ended March 31, 2019, an increase of $3.9 million, or 57%. The acquisitions not fully in the comparative period contributed $3.9 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in the three months ended March 31, 2020. Sales and marketing expense related to our Sunset Assets decreased by $0.2 million primarily due to reductions in personnel costs. Therefore, sales and marketing expense for our Organic Business increased by $0.2 million, primarily related to personnel and related costs.
Research and Development Expense

	Three Months Ended March 31,
	2020	2019	% Change

	(dollars in thousands)
Research and development (1)	$9,420	$6,398	47%
Refundable tax credits	(302)	(86)	251%
Total research and development	$9,118	$6,312	44%

Percentage of total revenue:
Research and development	14%	13%
Refundable tax credits	—%	—%
Total research and development	14%	13%

(1) Includes stock compensation expense as follows:
Stock Compensation	$615	$322
For the Three Months Ended March 31, 2020
Research and development expense was $9.4 million in the three months ended March 31, 2020, compared to $6.4 million in the three months ended March 31, 2019, an increase of $3.0 million, or 47%. The acquisitions not fully in the comparative period contributed $2.6 million to the increase in research and development expense primarily consisting of personnel and related costs in the three months ended March 31, 2020. Therefore, research and development costs for our Organic Business increased by $0.4 million primarily related to an increase in non-cash stock compensation expense.
Refundable tax credits were $0.3 million in the three months ended March 31, 2020, compared to $0.1 million in the three months ended March 31, 2019.
General and Administrative Expense

	Three Months Ended March 31,
	2020	2019	% Change

	(dollars in thousands)
General and administrative (1)	$16,676	$9,994	67%
Percentage of total revenue	25%	21%

(1) Includes stock compensation expense as follows:
Stock Compensation	$7,838	$4,007

For the Three Months Ended March 31, 2020
General and administrative expense was $16.7 million in the three months ended March 31, 2020, compared to $10.0 million in the three months ended March 31, 2019, an increase of $6.7 million, or 67%. An increase in general administrative expense of $1.1 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related costs and administrative expenses in the three months ended March 31, 2020. Therefore, general and administrative expense for our Organic Business increased by $5.6 million, which was driven primarily by non-cash stock compensation expense and personnel related expenses.
Depreciation and Amortization Expense

	Three Months Ended March 31,
	2020	2019	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$461	$269	71%
Amortization	8,810	4,990	77%
Total depreciation and amortization	$9,271	$5,259	76%

Percentage of total revenue:
Depreciation	1%	1%
Amortization	13%	10%
Total depreciation and amortization	14%	11%
For the Three Months Ended March 31, 2020
Depreciation and amortization expense was $9.3 million in the three months ended March 31, 2020, compared to $5.3 million in the three months ended March 31, 2019, an increase of $4.0 million, or 76%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $3.9 million in the three months ended March 31, 2020. Therefore, depreciation and amortization expense for our Organic Business increased by $0.1 million in the comparative periods.
Acquisition-related Expenses

	Three Months Ended March 31,
	2020	2019	% Change

	(dollars in thousands)
Acquisition-related expenses	$15,158	$7,723	96%
Percentage of total revenue	21%	16%
Acquisition-related expenses are one-time expenses typically incurred for up to four quarters after each acquisition, with the majority of these costs being incurred within 6 to 9 months, to transform the acquired business into the Company's unified operating platform. These expenses can vary based on the size, timing and location of each acquisition. These acquisition-related expenses include transaction related expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. These acquisition-related expenses also include transformational expenses such as severance, compensation for transitional personnel, office lease terminations, and vendor cancellations. If the Company ceased acquisition activity today, acquisition-related expenses would reduce in sequential subsequent quarters and within a year these acquisition-related expenses would no longer be incurred.
For the Three Months Ended March 31, 2020
Acquisition-related expense was $15.2 million in the three months ended March 31, 2020, compared to $7.7 million in the three months ended March 31, 2019,an increase of $7.5 million, or 96%. During the three months ended March 31, 2020 and March 31, 2019 transaction related expenses were $3.3 million and $0.4 million, respectively, and transformational expenses were $11.9 million and $7.3 million, respectively.

Acquisition-related expenses incurred during the three months ended March 31, 2020 increased primarily as a result of the increased number of acquisitions, one acquisition closed in the three months ended March 31, 2020 compared to no acquisitions closed during the same period in 2019. In addition, acquisition related expense during the three months ended March 31, 2020 includes approximately $2.5 million of accelerated rent expense incurred in conjunction with the closures of the Localytics, Kapost and Altify offices as we continue to consolidate and integrate these acquisitions.
Other Income (Expense)

	Three Months Ended March 31,
	2020	2019	% Change

	(dollars in thousands)
Other expense:
Interest expense, net	$(7,643)	$(5,116)	49%
Other income (expense), net	(1,402)	(761)	84%
Total other expense	$(9,045)	$(5,877)	54%

Percentage of total revenue:
Interest expense, net	(11)%	(11)%
Other income (expense), net	(2)%	(1)%
Total other expense	(13)%	(12)%
For the Three Months Ended March 31, 2020
Interest expense was $7.6 million in the three months ended March 31, 2020, compared to $5.1 million in the three months ended March 31, 2019, an increase in interest expense of $2.5 million, or 49%. The increase is attributable to increased borrowing under our new credit facility used to fund our acquisitions. See the “Liquidity and Capital Resources” section herein for further discussion regarding our new credit facility.
Other expense was $1.4 million in the three months ended March 31, 2020, compared to other expense of $0.8 million in the three months ended March 31, 2019. Other expense recognized in the three months ended March 31, 2020 was due primarily to a foreign currency exchange losses related primarily to our UK entities.
Benefit from Income Taxes

	Three Months Ended March 31,
	2020	2019	% Change

	(dollars in thousands)
Benefit from income taxes	$4,287	$612	600%
Percentage of total revenue	6%	1%
For the Three Months Ended March 31, 2020
Benefit from income taxes was $4.3 million in the three months ended March 31, 2020, compared to a benefit from income taxes of $0.6 million in the three months ended March 31, 2019, a decrease of $3.7 million. The change in provision was due primarily to the deferred tax benefit attributable to the release of valuation allowance.

Liquidity and Capital Resources
To date, we have financed our operations primarily through the raising of capital including sales of our common stock, cash from operating activities, borrowing under our credit facility, and the issuance of notes to sellers in some of our acquisitions. We believe that current cash and cash equivalents, cash flows from operating activities, availability under our existing credit facility, as discussed below, and the ability to offer and sell securities pursuant to our registration statement, as discussed below, will be sufficient to fund our operations for at least the next twelve months. In addition, we intend to utilize the sources of capital available to us under our Credit Facility and registration statement to support our continued growth via acquisitions within our core enterprise solution suites of complementary technologies and businesses.
As of March 31, 2020, we had cash and cash equivalents of $98.7 million, $60.0 million of available borrowings under our credit facility, as discussed below, and $537.3 million of borrowings outstanding under our credit facility. As of December 31, 2019, we had cash and cash equivalents of $175.0 million, $60.0 million of available borrowings under our Credit Facility, and $538.7 million of borrowings outstanding under our previous credit facility. Our cash and cash equivalents held by our foreign subsidiaries was $23.3 million as of March 31, 2020. If these funds held by our foreign subsidiaries are needed for our domestic operations, a repatriation of these funds would require us to accrue and pay dividend withholding taxes in the foreign jurisdictions where applicable and accrue and pay U.S. taxes to the extent such dividend income exceeds our ability to utilize net operating losses. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of March 31, 2020 and December 31, 2019, we had a working capital surplus of $35.6 million and deficit of $109.5 million, respectively, which included $87.8 million and $76.6 million of deferred revenue recorded as a current liability as of March 31, 2020 and December 31, 2019, respectively. This deferred revenue will be recognized as revenue in future periods in accordance with our revenue recognition policy.
Credit Facility
On August 6, 2019, we entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of March 31, 2020. The Credit Facility replaced our previous credit facility. All outstanding balances under our previous credit facility were paid off using proceeds from our current Credit Facility.
On November 26, 2019, the Company entered into a First Incremental Assumption Agreement (the “Incremental Assumption Agreement”) which provides for a term loan facility to be established under the Credit Agreement in an aggregate principal amount of $190 million (the “2019 Incremental Term Loan”) which is in addition to the existing $350 million term loans outstanding under the Credit Facility and the $60 million Revolver under the Credit Facility.
The Credit Facility has no financial covenants as long as less than 35% of the Revolver is drawn as of the last day of any fiscal quarter. The credit facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The Credit Facility contains certain non-financial restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of March 31, 2020 we were in compliance with all covenants under the Credit Facility. See Note 6. Debt for more information regarding our Credit Facility and outstanding debt as of March 31, 2020.
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

On May 13, 2019, we completed a registered underwritten public offering pursuant to the S-3 of 3,795,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $42.00 per share. This included the 495,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The net proceeds of the offering of $151.1 million, net of issuance costs of $8.3 million, will be used for general business purposes, including the funding of future acquisitions. As of March 31, 2020 an aggregate amount of up to $90.6 million of Upland securities remain available for issuance under the S-3.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019

	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(5,309)	$4,877
Net cash used in investing activities	(68,148)	(3,172)
Net cash used in financing activities	(3,204)	(4,800)
Effect of exchange rate fluctuations on cash	325	379
Change in cash and cash equivalents	(76,336)	(2,716)
Cash and cash equivalents, beginning of period	175,024	16,738
Cash and cash equivalents, end of period	$98,688	$14,022
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
Our cash provided by operating activities for the three months ended March 31, 2020 primarily reflects our net loss of $20.1 million, which includes $15.2 million of acquisition-related expenses, and includes non-cash items comprised of $11.7 million of depreciation and amortization expense, $9.3 million of non-cash stock compensation expense, $0.9 million of amortization of deferred commissions, and $0.6 million of non-cash interest and other expense, and $0.6 million of foreign currency re-measurement losses which were partially offset by $4.3 million of deferred income taxes, Working capital sources of cash included a $9.9 million increase in deferred revenue which was related primarily to timing of collections on annual billings related to recent acquisitions. Working capital uses of cash included a $2.8 million increase in prepaids and other related primarily to payments of annual software/hosting fees, a $1.7 million increase in accounts receivable, a $3.4 million decrease in accounts payable, and a $5.9 million decrease in accrued expenses, which is attributable primarily to the payment of the Company’s annual bonus during the current quarter.
A substantial source of cash is invoicing for subscriptions and support fees in advance, which is recorded as deferred revenue, and is included on our condensed consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of booked fees for our software subscriptions and support, which is amortized into revenue in accordance with our revenue recognition policy. We assess our liquidity, in part, through an analysis of new subscriptions invoiced, expected cash receipts on new and existing subscriptions, and our ongoing operating expense requirements.
Cash Flows from Investing Activities
Our primary investing activities have consisted of acquisitions of complementary technologies, products and businesses. As our business grows, we expect our primary investing activities to continue to further expand our family of software applications and infrastructure and support additional personnel.
For the three months ended March 31, 2020, cash used in investing activities consisted of $67.7 million associated with the acquisition of Localytics which closed during the three months ended March 31, 2020, the purchases of property and equipment of $0.3 million, and the purchase of customer relationships of $0.2 million.

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
During the three months ended March 31, 2020, we made payments on our notes payable balance of $1.4 million, paid $1.0 million in additional consideration to sellers of acquired businesses related to earnout payments, paid $0.8 million in taxes related to net share settlements of restricted stock vesting events, and made principal payments of $0.1 million on finance leases.
Contractual Obligations and Commitments
There have been no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020.
Off-Balance Sheet Arrangements
During the three months ended March 31, 2020 and March 31, 2019, respectively, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and the Use of Estimates
We prepare our condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States. The preparation of our condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
The following critical accounting policies reflect significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
• revenue recognition and deferred revenue;
• stock-based compensation;
• deferred sales commissions and sales commission expense;
• income taxes; and
• business combinations and the recoverability of goodwill and long-lived assets.
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 8, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three months ended March 31, 2020, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 9, 2020. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.

We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, refer to Note 1. Significant Accounting Policies to our condensed consolidated financial statements.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. In conjunction with our new $350 million, 7 year, term loan, and subsequent entry into an additional $190 million in incremental term loans under the Credit Facility, we entered into interest rate hedge instruments for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our new $60 million, 5 year, revolving credit facility remains floating. As of March 31, 2020, we had a principal balance of $537.3 under our Credit Agreement. As there was no debt outstanding under our revolving credit facility as of March 31, 2020, a hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $0.0 million annually.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, which expose us to foreign exchange rate risk. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $1.7 million for the three months ended March 31, 2020. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
The non-financial assets and liabilities of our foreign subsidiaries are translated into United States dollars using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss. In addition, we have a foreign currency denominated intercompany loans that were used to fund the acquisition of a foreign subsidiaries during the years ended December 31, 2019 and December 31, 2018. Due to the long-term nature of these loans, the foreign currency gains (losses) resulting from remeasurement are recognized as a component of accumulated other comprehensive income (loss).

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date as a result of the material weakness in our internal control over financial reporting related to our annual accounting for income taxes as described in Part II, Item 9A, "Controls and Procedures", of our most recently filed Annual Report on Form 10-K.
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
Status of Remediation Plan
Our management has begun implementing a remediation plan to address the operating effectiveness control deficiencies that led to the material weakness described above. Management’s plan of remediation includes adding additional resources to the Company’s tax and accounting teams and streamlining certain internal processes and systems, which management believes will improve the Company’s annual income tax review process and accelerate the Company’s accounting close process. We believe the remediation will be complete prior to the performance of these annual controls for the fiscal year ending December 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. With the exception of the risk factor included below, there have been no material changes during 2020 to the risk factors that were included in the Company's Form 10-K filed with the SEC on March 2, 2020.
Risks Related to Our Business
The ongoing COVID-19 pandemic could adversely affect our business, results of operations and financial condition.
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world. The COVID-19 pandemic has resulted in travel restrictions prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets.
We cannot predict the extent to which the COVID-19 pandemic will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. As our platform is offered as a subscription-based service, the effect of the outbreak may not be fully reflected in our operating results until future periods, if at all. As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the coronavirus outbreak, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.
Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*      Filed herewith.

**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: May 8, 2020	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer