Form 10-Q
period 2020-06-30
Upland Software, Inc.
filed 2020-08-07
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
As of July 31, 2020, 25,368,192 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,910	$175,024
Accounts receivable (net of allowance of $1,771 and $1,238 at June 30, 2020 and December 31, 2019, respectively)	48,656	50,938
Deferred commissions, current	4,150	3,059
Unbilled receivables	5,508	5,111
Prepaid and other	6,604	4,748
Total current assets	152,828	238,880
Tax credits receivable	4,378	4,186
Property and equipment, net	3,951	3,917
Operating lease right-of-use asset	13,598	8,056
Intangible assets, net	292,316	282,727
Goodwill	379,486	346,134
Deferred commissions, noncurrent	10,160	8,763
Other assets	2,666	4,165
Total assets	$859,383	$896,828
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,976	$5,904
Accrued compensation	5,933	11,559
Accrued expenses and other current liabilities	14,118	15,344
Deferred revenue	81,032	76,558
Due to sellers	5,712	14,276
Operating lease liabilities, current	3,756	2,533
Current maturities of notes payable (includes unamortized discount of $2,216 and $2,207 at June 30, 2020 and December 31, 2019, respectively)	3,184	3,193
Total current liabilities	115,711	129,367
Notes payable, less current maturities (includes unamortized discount of $10,395 and $11,369 at June 30, 2020 and December 31, 2019, respectively)	520,155	521,881
Deferred revenue, noncurrent	2,244	496
Operating lease liabilities, noncurrent	11,217	5,862
Noncurrent deferred tax liability, net	24,577	25,685
Other long-term liabilities	33,242	676
Total liabilities	707,146	683,967
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 25,365,735 and 25,250,120 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)	3	3
Additional paid-in capital	363,328	345,127
Accumulated other comprehensive loss	(45,700)	(1,223)
Accumulated deficit	(165,394)	(131,046)
Total stockholders’ equity	152,237	212,861
Total liabilities and stockholders’ equity	$859,383	$896,828
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Subscription and support	$67,699	$48,715	$131,590	$93,698
Perpetual license	491	575	852	1,232
Total product revenue	68,190	49,290	132,442	94,930
Professional services	3,125	3,723	6,905	6,576
Total revenue	71,315	53,013	139,347	101,506
Cost of revenue:
Subscription and support	21,200	14,622	41,139	27,896
Professional services	2,472	1,961	4,734	3,475
Total cost of revenue	23,672	16,583	45,873	31,371
Gross profit	47,643	36,430	93,474	70,135
Operating expenses:
Sales and marketing	11,820	7,989	22,751	14,971
Research and development	10,488	7,008	19,908	13,406
Refundable Canadian tax credits	(194)	(85)	(496)	(171)
General and administrative	17,655	12,042	34,331	22,036
Depreciation and amortization	9,037	5,744	18,308	11,003
Acquisition-related expenses	5,781	9,264	20,939	16,987
Total operating expenses	54,587	41,962	115,741	78,232
Loss from operations	(6,944)	(5,532)	(22,267)	(8,097)
Other expense:
Interest expense, net	(7,873)	(5,246)	(15,516)	(10,362)
Other expense, net	(15)	(692)	(1,417)	(1,453)
Total other expense	(7,888)	(5,938)	(16,933)	(11,815)
Loss before provision for income taxes	(14,832)	(11,470)	(39,200)	(19,912)
Benefit from income taxes	673	6,101	4,960	6,713
Net loss	$(14,159)	$(5,369)	$(34,240)	$(13,199)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.57)	$(0.24)	$(1.37)	$(0.61)
Weighted-average common shares outstanding, basic and diluted	25,032,996	22,619,805	25,057,715	21,531,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(14,159)	$(5,369)	$(34,240)	$(13,199)
Foreign currency translation adjustment	1,219	1,249	(2,240)	612
Unrealized translation gain (loss) on foreign currency denominated intercompany loans	132	(3,006)	(7,181)	—
Unrealized loss on interest rate swaps	(3,655)	—	(35,056)	—
Comprehensive loss	$(16,463)	$(7,126)	$(78,717)	$(12,587)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	25,305,427	$3	$353,720	$(43,396)	$(151,235)	$159,092
Issuance of stock under Company plans, net of shares withheld for tax	60,308	—	(1,372)	—	—	(1,372)
Stock-based compensation	—	—	10,980	—	—	10,980
Foreign currency translation adjustment	—	—	—	1,219	—	1,219
Unrealized translation gain on foreign currency denominated intercompany loans	—	—	—	132	—	132
Unrealized gain loss on interest rate swaps	—	—	—	(3,655)	—	(3,655)
Net loss	—	—	—	—	(14,159)	(14,159)
Balance at June 30, 2020	25,365,735	$3	$363,328	$(45,700)	$(165,394)	$152,237

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	25,250,120	$3	$345,127	$(1,223)	$(131,046)	$212,861
Issuance of stock under Company plans, net of shares withheld for tax	115,615	—	(2,086)	—	—	(2,086)
Issuance of stock, net of issuance costs	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	20,300	—	—	20,300
Cumulative adjustment related to adoption of accounting standard	—	—	—	—	(108)	(108)
Foreign currency translation adjustment	—	—	—	(2,240)	—	(2,240)
Unrealized translation loss on foreign currency denominated intercompany loans	—	—	—	(7,181)	—	(7,181)
Unrealized gain loss on interest rate swaps	—	—	—	(35,056)	—	(35,056)
Net loss	—	—	—	—	(34,240)	(34,240)
Balance at June 30, 2020	25,365,735	$3	$363,328	$(45,700)	$(165,394)	$152,237

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	21,443,226	$2	$183,700	$(5,132)	$(93,505)	$85,065
Issuance of stock under Company plans, net of shares withheld for tax	9,481	—	(3,021)	—	—	(3,021)
Issuance of stock, net of issuance costs	3,795,000	1	151,152	—	—	151,153
Stock-based compensation	—	—	6,901	—	—	6,901
Foreign currency translation adjustment	—	—	—	1,249	—	1,249
Unrealized translation gain on foreign currency denominated intercompany loans	—	—	—	(3,006)	—	(3,006)
Net loss	—	—	—	—	(5,369)	(5,369)
Balance at June 30, 2019	25,247,707	$3	$338,732	$(6,889)	$(98,874)	$232,972

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	21,489,112	$2	$180,481	$(7,501)	$(85,675)	$87,307
Issuance of common stock in business combination	3,651	—	(30)	—	—	(30)
Issuance of stock under Company plans, net of shares withheld for tax	(40,056)	—	(4,400)	—	—	(4,400)
Issuance of stock, net of issuance costs	3,795,000	1	151,152	—	—	151,153
Stock-based compensation	—	—	11,529	—	—	11,529
Foreign currency translation adjustment	—	—	—	612	—	612
Net loss	—	—	—	—	(13,199)	(13,199)
Balance at June 30, 2019	25,247,707	$3	$338,732	$(6,889)	$(98,874)	$232,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(34,240)	$(13,199)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,395	15,152
Deferred income taxes	(4,985)	(12,024)
Amortization of deferred costs	1,920	1,735
Foreign currency re-measurement loss	497	(212)
Non-cash interest and other expense	1,108	565
Non-cash stock compensation expense	20,300	11,529
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	5,188	8,410
Prepaids and other	(6,743)	2,415
Accounts payable	(6,258)	(483)
Accrued expenses and other liabilities	(7,101)	(5,756)
Deferred revenue	2,415	(2,736)
Net cash provided by (used in) operating activities	(4,504)	5,396
Investing activities
Purchase of property and equipment	(696)	(364)
Purchase of customer relationships	(201)	—
Purchase business combinations, net of cash acquired	(67,651)	(82,824)
Net cash used in investing activities	(68,548)	(83,188)
Financing activities
Payments on finance leases	(83)	(357)
Proceeds from notes payable, net of issuance costs	(142)	39,339
Payments on notes payable	(2,700)	(13,749)
Taxes paid related to net share settlement of equity awards	(2,140)	(4,811)
Issuance of common stock, net of issuance costs	41	151,535
Additional consideration paid to sellers of businesses	(9,580)	(3,340)
Net cash provided by (used in) financing activities	(14,604)	168,617
Effect of exchange rate fluctuations on cash	542	798
Change in cash and cash equivalents	(87,114)	91,623
Cash and cash equivalents, beginning of period	175,024	16,738
Cash and cash equivalents, end of period	$87,910	$108,361
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$14,861	$10,298
Cash paid for taxes	$1,260	$1,691
Sales commissions paid, net of amortization of deferred commissions	$2,488	$1,184
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$345	$5,175
Equipment acquired pursuant to financing lease obligations	$—	$44

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Upland Software, Inc. and its wholly owned subsidiaries (collectively referred to as “Upland”, the “Company”, “we” or “us”). All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. There have been no significant changes in the Company’s accounting policies since December 31, 2019, except as discussed below with respect to the Company’s adoption of ASU 2016-13.
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other period.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 7, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. To manage accounts receivable credit risk, the Company performs periodic credit evaluations of its customers and maintains current expected credit losses which considers such factors as historical loss information, geographic location of customers, current market conditions, and reasonable and supportable forecasts. The $0.5 million increase in the allowance for credit losses as of June 30, 2020, compared to December 31, 2019, was primarily related to CXM sales which have higher historical write-off rates compared to the Company’s other product revenue streams.
No individual customer represented more than 10% of total revenues for the three or six months ended June 30, 2020, or more than 10% of accounts receivable as of June 30, 2020 or December 31, 2019.

Derivatives
The Company entered into a floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively convert the entire balance of the Company's $540 million term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7 year term of the debt. ASC 815 requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship under the hypothetical derivative method and noted that all of the critical terms of the hypothetical derivative and hedging instrument were the same. The hedging relationship continues to limit the Company’s exposure to the variability in interest rates under the Company’s term loans and related cash outflows. As such, the Company has deemed this hedging relationship as highly effective in offsetting cash flows attributable to hedged risk (variability in forecasted monthly interest payments) for the term of the term loans and interest rate swap agreements. All derivative financial instruments are recorded at fair value as a net asset or liability in the accompanying condensed consolidated balance sheets. As of June 30, 2020 the fair value of the interest rate swaps included in Other long term-liabilities in the Company's condensed consolidated balance sheets was $32.6 million. As of December 31, 2019, the fair value of the interest rate swaps included in Other assets in the Company's condensed consolidated balance sheet was $2.4 million.

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
2020 Acquisitions
Acquisitions completed during the six months ended June 30, 2020 include the following:
•Localytics - On February 6, 2020, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Char Software, Inc (dba Localytics), a Delaware corporation (“Localytics”), a provider of mobile app personalization and analytics solutions. Revenues recorded since the acquisition date through June 30, 2020 were approximately $7.1 million.
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
(2)Represents the acquisition date fair value of anticipated earn-out payments, which are based on the estimated probability of attainment of the underlying future performance-based conditions at the time of acquisition. The maximum potential payout for the InGenius and Localytics earn-outs were $15.0 million and $1.0 million, respectively. Refer to Note 3 for further discussion regarding the calculation of fair value of acquisition related earn-outs.
Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase accounting for the 2019 acquisition of Altify and the 2020 acquisition of Localytics are preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects, specifically the tax impact not being finalized as of June 30, 2020. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete its purchase price allocations for these acquisitions in the second half of 2020.
The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions in during the year ended December 31, 2019 and through the six months ended June 30, 2020, as well as assets and liabilities (in thousands):

	Preliminary		Final
	Localytics	Altify	InGenius	Cimpl	Kapost	Postup
Year Acquired	2020	2019	2019	2019	2019	2019

Cash	$—	$730	$11	$142	$—	$19
Accounts receivable	3,648	6,629	1,456	1,041	3,901	1,054
Other current assets	6,325	889	317	278	1,066	1,373
Tax credits receivable	—	916	1,489	1,383	—	—
Operating lease right-of-use asset	7,605	1,085	1,099	230	2,136	—
Property and equipment	409	139	364	233	686	743
Customer relationships	30,500	50,954	11,208	12,430	23,735	10,667
Trade name	300	1,112	424	216	787	468
Technology	6,600	7,648	4,576	3,240	5,756	2,943
Goodwill	40,109	34,426	24,141	12,928	20,953	21,973
Other assets	6	378	—	6	—	—
Total assets acquired	95,502	104,906	45,085	32,127	59,020	39,240
Accounts payable	(2,382)	(1,499)	(128)	(305)	(50)	(447)
Accrued expense and other	(6,752)	(3,901)	(2,807)	(1,206)	(3,724)	(530)
Deferred tax liabilities	(4,721)	(7,083)	(4,897)	(4,595)	(1,954)	(3,248)
Deferred revenue	(4,812)	(7,907)	(2,960)	(350)	(3,893)	(15)
Operating lease liabilities	(7,835)	(516)	—	—	—	—
Total liabilities assumed	(26,502)	(20,906)	(10,792)	(6,456)	(9,621)	(4,240)
Total consideration	$69,000	$84,000	$34,293	$25,671	$49,399	$35,000
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

The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the six months ended June 30, 2020 and the year ended December 31, 2019 (in years):

	Useful Life
	June 30, 2020	December 31, 2019
Customer relationships	8.0	9.8
Trade name	2.0	9.2
Developed technology	5.0	7.9
Total weighted-average useful life	7.4	9.5
During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to management's estimates and assumptions. The change in the preliminary acquisition-date fair value of assets and liabilities for Altify during the six months ended June 30, 2020 was related primarily to a $1.0 million decrease in deferred tax liabilities.
The goodwill of $154.5 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes at the time of acquisition was $6.2 million.
Total transaction related expenses incurred with respect to acquisition activity during the three months ended June 30, 2020 and June 30, 2019 were $0.2 million and $3.6 million, respectively, and during the six months ended June 30, 2020 and June 30, 2019 were $3.5 million and $4.0 million, respectively. Transaction related expenses, excluding transformation costs, include expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses.
Other Acquisitions and Divestitures
From time to time we may purchase or sell customer relationships that meet certain criteria. During the six months ended June 30, 2020 and year ended December 31, 2019, we completed customer relationship acquisitions totaling $0.2 million and $1.6 million, respectively.
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
As of December 31, 2019, the Company has contingent accrued earnout business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels or changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. Any gain (loss) related to subsequent changes in the fair value of contingent consideration is recorded in acquisition-related expense or other income (expense) in the Company's condensed consolidated statement of operations based on management's assessment of the nature of the liability. Earnout consideration liabilities are included in Due to sellers in the Company's condensed consolidated balance sheets.
In connection with entering into, and expanding, the Company's current credit facility, as discussed further in Note 6. Debt, the Company entered into interest rate swaps for the full 7 year term of the Company's term loans, effectively fixing our interest rate at 5.4% for the full value $540 million of the term loans. The fair value of the Company's swaps are measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2. As of June 30, 2020 and December 31, 2019 the fair value of the interest rate swaps are included in Other long term-liabilities and Other assets, respectively, on the Company's condensed consolidated balance sheets.

Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2020
	(unaudited)
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap liability	$—	$32,632	$—	$32,632

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap asset	$—	$2,424	$—	$2,424
Liabilities:
Earnout consideration liability	$—	$—	$4,394	$4,394

The following table presents additional information about earnout consideration liabilities measured at fair value on a recurring basis and for which the Company has utilized significant unobservable (Level 3) inputs to determine fair value (in thousands):

June 30, 2020
(unaudited)
Balance at December 31, 2019	$4,394

Remeasurement adjustments:
Gain included in earnings	155

Acquisitions and settlements:
Acquisitions	1,000
Settlements (1)	(5,549)
Balance at June 30, 2020	$—
(1) Includes payments of $1.0 million and $4.5 million for the outstanding balance of earnout liabilities related to the acquisition of Localytics and InGenius, respectively, as describe in Note 2. Acquisitions.
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
Debt
The Company believes the carrying value of its long-term debt at June 30, 2020 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.
The estimated fair value and carrying value of the Company's debt, before debt discount, at June 30, 2020 and December 31, 2019 are $536.0 million and $538.7 million, respectively, based on valuation methodologies using interest rates currently available to the Company, which are Level 2 inputs.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the six months ended June 30, 2020 are summarized in the table below (in thousands):

Balance at December 31, 2019	$346,134
Acquired in business combinations	39,646
Adjustment related to prior year business combinations	(996)
Adjustment related to finalization of current year business combinations	463
Foreign currency translation adjustment	(5,761)
Balance at June 30, 2020	$379,486
Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2020:
Customer relationships	1-10	$308,385	$69,974	$238,411
Trade name	1.5-10	8,966	4,255	4,711
Developed technology	4-9	76,800	27,989	48,811
Non-compete agreements	3	1,148	765	383
Total intangible assets		$395,299	$102,983	$292,316

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2019:
Customer relationships	1-10	$283,005	$53,984	$229,021
Trade name	1.5-10	8,827	3,884	4,943
Developed technology	4-9	71,522	23,333	48,189
Non-compete agreements	3	1,148	574	574
Total intangible assets		$364,502	$81,775	$282,727
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. During the six months ended June 30, 2020, the Company considered whether the current market and economic conditions arising from the COVID-19 pandemic could be a potential indicator of impairment of the Company’s intangible assets and goodwill. Based on management’s qualitative review no impairment of intangible assets or goodwill was identified. During the fourth quarter of 2019, management made the decision to sunset and divest certain minor non-strategic customer contracts and related website management and analytics assets. The remaining useful life of certain customer relationship assets included in the sunset asset group were reduced by 1 year to 2.5 years which represents the term left on the current active contracts. Total amortization expense during the three months ended June 30, 2020 and June 30, 2019 was $11.2 million and $7.2 million, respectively, and the six months ended June 30, 2020 and June 30, 2019 was $22.4 million and $14.0 million, respectively.
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

Estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2020	$22,079
2021	42,822
2022	40,290
2023	38,244
2024	35,603
2025 and thereafter	113,278
Total	$292,316

5. Income Taxes
The Company’s income tax benefit from (provision for) the three and six months ended June 30, 2020 and June 30, 2019 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The tax benefit of $0.7 million and $5.0 million recorded for the three and six months ended June 30, 2020, respectively, is primarily related to the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with the Localytics business combination, as discussed in Note 2. Acquisitions, and foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The release of valuation allowance is attributable to ASC 805-740-30-3 and acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $4.4 million that had previously been offset by a valuation allowance. Approximately $0.5 million of this benefit was recognized for the three months ended June 30, 2020.
The tax benefit of $6.1 million and $6.7 million recorded for the three and six months ended June 30, 2019, respectively, is primarily related to the deferred tax benefit attributable to the release of valuation allowance and the deferred tax benefit of losses expected to be generated in the United Kingdom by entities acquired during the fourth quarter of 2018. These deferred tax benefits are offset by current income tax expense associated with our Canadian, Irish and Israeli operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The release of valuation allowance is attributable to ASC 805-740-30-3 and acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $5.9 million that had previously been offset by a valuation allowance. This entire benefit was recognized for the three month period ended June 30, 2019.
The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at June 30, 2020 and June 30, 2019, respectively. As of June 30, 2020, Upland had $353 million of total net operating loss carryforwards of which approximately $211 million will be available for utilization prior to expiration. These balances include the net operating losses disclosed as of December 31, 2019 and the estimated net operating losses acquired in the current year via acquisitions based on information available as of June 30, 2020. The net operating loss carryforwards available for utilization prior to expiration consist of approximately $180 million and $31 million of U.S. federal and foreign net operating loss carryforwards, respectively.
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

6. Debt
Long-term debt consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Senior secured loans (includes unamortized discount of $12,611 and $13,576 based on an imputed interest rate of 5.8% and 5.8%, at June 30, 2020 and December 31, 2019, respectively)	$523,339	$525,074
Less current maturities	(3,184)	(3,193)
Total long-term debt	$520,155	$521,881

Credit Facility
On August 6, 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a new $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of June 30, 2020. The Credit Facility replaced the Company's previous credit agreement. All outstanding balances under our previous credit facility were paid off using proceeds from our new Credit Facility.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At June 30, 2020, the fair value of the interest rate swap was $32.6 million liability as a result of a decline in short term interest rates. In the next twelve months, the Company estimates that $5.4 million will be reclassified from Accumulated other comprehensive income (loss) and recorded as an increase to Interest expense.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
(Loss) gain recognized in Other comprehensive income on derivative financial instruments	$(3,655)	$(35,056)
(Loss) gain reclassified from Other comprehensive income to Interest expense	$1,520	$1,454
Total Interest expense in which the effects of cash flow hedges are recorded	$5,794	$13,191
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
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of June 30, 2020, the Company had no borrowings outstanding under the Revolver or related sub-facility.
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
In addition, the Credit Facility contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, change in control, bankruptcy and insolvency defaults and material judgment defaults. The occurrence of an event of default could result in the acceleration of Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate. The Term Loan and Revolver are secured by substantially all of the Company's assets. As of June 30, 2020 the Company was in compliance with all covenants under the Credit Facility.
Cash interest costs averaged 5.4% and 6.0% for the six months ended June 30, 2020 and for the year ended December 31, 2019, respectively. In addition, as of June 30, 2020 and December 31, 2019 the Company had $12.6 million and $13.6 million, respectively, of unamortized deferred financing costs associated with the Credit Facility. These financing costs will be amortized to non-cash interest expense over the remaining term of the Credit Facility.

7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net Loss	$(14,159)	$(5,369)	$(34,240)	$(13,199)
Denominator:
Weighted–average common shares outstanding, basic and diluted	25,032,996	22,619,805	25,057,715	21,531,216
Net loss per common share, basic and diluted	$(0.57)	$(0.24)	$(1.37)	$(0.61)
Due to the net losses for the three and six months ended June 30, 2020 and June 30, 2019, respectively, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti–dilutive. The following table sets forth the anti–dilutive common share equivalents as of June 30, 2020 and June 30, 2019:

	June 30,
	2020	2019
Stock options	320,840	345,792
Restricted stock awards	197,623	773,860
Restricted stock units	1,778,557	891,329
Performance restricted stock units	66,297	—
Total anti–dilutive common share equivalents	2,363,317	2,010,981

8. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment. As of June 30, 2020, the remaining aggregate minimum purchase commitment under these arrangements was approximately $8.3 million through 2024. Obligations under contracts that we can cancel without a significant penalty are not included.
In addition, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC for the three months ended June 30, 2020 and June 30, 2019 totaling $1.8 million and $1.2 million, respectively, and for the six months ended June 30, 2020 and June 30, 2019 were approximately $3.7 million and $2.5 million, respectively. The remaining purchase obligation after June 30, 2020 through December 31, 2020 is $3.7 million. See Note 12. Related Party Transactions for more information regarding our purchase commitment to this related party.
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
In addition, when we acquire companies, we require that the sellers provide industry standard indemnification for breaches of representations and warranties contained in the acquisition agreement and we will withhold payment of a portion of the purchase price for a period of time in order to satisfy any claims that we may make for indemnification. In certain transactions, we agree with the sellers to purchase a representation and warranty insurance policy that will pay such claims for indemnification. From time to time we may have one or more claims for indemnification pending. Similarly, we may have one or more ongoing negotiation related to the amount of an earnout. Gain contingencies related to indemnification claims are not recognized in our condensed consolidated financial statements until realized.

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
The following table shows the components of accumulated other comprehensive loss, net of income taxes, in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2020	December 31, 2019
Foreign currency translation adjustment	$(6,770)	$(4,530)
Unrealized translation gain (loss) on foreign currency denominated intercompany loans	(6,298)	883
Unrealized gain (loss) on interest rate swaps	(32,632)	2,424
Total accumulated other comprehensive loss	$(45,700)	$(1,223)
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
The Company has foreign currency denominated intercompany loans that were used to fund the acquisitions of foreign subsidiaries. Due to the long-term nature of the loan, the foreign currency gains (losses) resulting from re-measurement are recognized as a component of accumulated other comprehensive income (loss). As of April 1, 2020 the Company amended the loan agreements to be denominated in U.S dollar.
Stock-Based Compensation
The Company recognized stock-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$570	$353	$888	$513
Research and development	1,019	632	1,634	953
Sales and marketing	898	365	1,447	504
General and administrative	8,493	5,551	16,331	9,559
Total	$10,980	$6,901	$20,300	$11,529

Restricted Stock Units
Beginning in 2019, the Company began granting restricted stock units under its 2014 Stock Incentive Plan, in lieu of restricted stock awards, primarily for stock plan administrative purposes. Restricted stock unit activity during the six months ended June 30, 2020 was as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2019	790,807	$39.55
Units granted	1,281,523	40.30
Units vested	(205,053)	40.55
Awards forfeited	(88,720)	42.09
Unvested balances at June 30, 2020	1,778,557	$39.85
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
PRSU activity during the six months ended June 30, 2020 was as follows:

	Number of PRSUs Outstanding	Weighted-Average Grant Date Fair Value (1)
Unvested balances at December 31, 2019	—	$—
Units granted	66,297	79.72
Unvested balances at June 30, 2020	66,297	$79.72
(1) Fair value is calculated based on the grant closing stock price of $41.48 as of February 24, 2020 multiplied by a fair value factor of 192.20% as determined using a Monte Carlo simulation.
Significant assumptions used in the Monte Carlo simulation model for the PRSUs granted during the six months ended June 30, 2020 are as follows:

June 30, 2020
Expected volatility	45.1%
Risk-free interest rate	1.3%
Remaining performance period (in years)	1.35
Dividend yield	—

Restricted Stock Awards
Restricted share activity during the six months ended June 30, 2020 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2019	371,217	$28.26
Awards vested	(149,590)	27.20
Awards forfeited	(24,004)	28.45
Unvested balances at June 30, 2020	197,623	$29.03
Stock Option Activity
Stock option activity during the six months ended June 30, 2020 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2019	329,698	$8.57
Options exercised	(8,712)	6.13
Options expired	(146)	1.79
Outstanding at June 30, 2020	320,840	$8.64

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
Messaging-related Revenue
The Company recognizes subscription revenue for its digital engagement application which provides short code connectivity for its two-way SMS programs and campaigns. The Company evaluates whether it is appropriate to recognize revenue based on the gross amount billed to its customers for these services or net of telecom messaging costs incurred from third parties in fulfilling the Company’s service obligations. Since the Company is primarily obligated in these transactions, has latitude in establishing prices associated with its messaging program management services, is responsible for fulfillment of the transaction, and has credit risk, revenue is recorded on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, the Company places the most weight on the analysis of whether or not it is the primary obligor in the arrangement.
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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but billed in arrears and for which the Company believes it has an unconditional right to payment. As of June 30, 2020 and December 31, 2019, unbilled receivables were $5.5 million and $5.1 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized over the expected life of the customer relationships, which has been determined to be approximately 6 years based on historical data and managements judgment in a pattern similar to how revenue is recognized. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the six months ended June 30, 2020.
The following table presents the activity impacting deferred commissions for the six months ended June 30, 2020 (in thousands):

Balance at December 31, 2019	$11,822
Capitalized deferred commissions	4,388
Amortization of deferred commissions	(1,900)
Balance at June 30, 2020	$14,310

Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the six months ended June 30, 2020, we recognized $51.1 million and $2.3 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period. In addition, during the six months ended June 30, 2020 we recognized $3.3 million in revenue that was included in the acquired deferred revenue balance of our 2020 acquisition as disclosed in Note 2. Acquisitions.
Remaining Performance Obligations
As of June 30, 2020, approximately $242.8 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Subscription and support:
United States	$50,619	$34,436	$96,590	$64,275
United Kingdom	9,350	9,432	19,346	18,748
Canada	3,360	1,348	7,942	3,732
Other International	4,370	3,499	7,712	6,943
Total subscription and support revenue	67,699	48,715	131,590	93,698
Perpetual license:
United States	222	484	504	1,052
United Kingdom	—	8	16	17
Canada	36	15	57	57
Other International	233	68	275	106
Total perpetual license revenue	491	575	852	1,232
Professional services:
United States	2,197	2,555	4,907	4,535
United Kingdom	375	693	1,189	1,184
Canada	96	172	234	292
Other International	457	303	575	565
Total professional service revenue	3,125	3,723	6,905	6,576
Total revenue	$71,315	$53,013	$139,347	$101,506

12. Related Party Transactions
We are a party to two agreements with companies controlled by a non-management investor in the Company:
•On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement with DevFactory FZ LLC ("DevFactory") to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017. DevFactory is an affiliate of ESW Capital LLC, which holds more than 5% of the Company's capital stock. The Company has an outstanding purchase commitment in 2020 for software development services pursuant to this agreement in the amount of $7.3 million. For years after 2020, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2020 total revenues increase by 10% as compared to 2019 total revenues, then the 2021 purchase commitment will increase by approximately $0.8 million from the 2020 purchase commitment amount to approximately $8.1 million. The Company purchased software development services pursuant to this agreement with DevFactory of $1.8 million and $1.2 million during the three months ended June 30, 2020 and June 30, 2019, respectively, and for the six months ended June 30, 2020 and June 30, 2019 were approximately $3.7 million and $2.5 million, respectively. As of June 30, 2020 and December 31, 2019 amounts included in accounts payable owed to this company totaled $1.8 million and $1.2 million, respectively.
•The Company purchased services from Crossover, Inc. ("Crossover"), a company controlled by ESW Capital, LLC (a non-management investor) during the three months ended June 30, 2020 and June 30, 2019 of approximately $1.4 million and $0.9 million, respectively, and for the six months ended June 30, 2020 and June 30, 2019 were approximately $2.5 million and $1.9 million, respectively. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. While there are no purchase commitments with Crossover, the Company continues to use its services in 2020. As of June 30, 2020 and December 31, 2019 amounts included in accounts payable owed to this company totaled $1.4 million and $0.4 million, respectively.
The Company has an arrangement with a former subsidiary, Visionael Corporation ("Visionael"), to provide management, human resource, payroll and administrative services. John T. McDonald, the Company's Chief Executive Officer and Chairman of the Board, beneficially holds an approximate 26.18% interest in Visionael. The Company received fees from this arrangement of $15,000 and $15,000 during the three months ended June 30, 2020 and June 30, 2019, respectively, and $30,000 and $30,000 for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in the product solution categories listed above, each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in 2012 to $222.6 million in 2019 (and to $139.3 million for the six months ended June 30, 2020), representing an approximate 878% growth rate between 2012 and 2019. During the six months ended June 30, 2020 foreign revenue as a percent of total revenue decreased to 27% compared to 30% during the year ended December 31, 2019. See Note 10. Revenue Recognition in the notes to our unaudited condensed consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
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
To support continued growth, we intend to pursue acquisitions within our core enterprise solution suites of complementary technologies and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. Consistent with our growth strategy, we have made twenty-six acquisitions from February 2012 through June 30, 2020.
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
As a result of the pandemic, Upland has taken certain measures to support the health and well-being of our employees, customers, partners and communities during this time of uncertainty. Prior to the wide-spread implementation of stay-at-home measures, approximately 60 percent of our employee and contractor workforce was already remote. This enabled us to quickly convert the entire company to remote work status to ensure the safety of our employees, while still allowing us to continue serving our customers without disruption. In addition, while we typically host virtual user conferences for our customers, we do not anticipate hosting any in person user group meetings for the remainder of 2020.
As approximately 95% of our revenue is associated with recurring revenue with minimal organic growth assumptions the disruptions related to the pandemic did not have a material adverse impact on our financial results for the six months ended June 30, 2020. While we have limited exposure to the industry verticals that have been hardest hit by the pandemic (including the travel, transportation, entertainment and retail industries) we have seen an impact to new bookings and churn which we attribute to COVID-19. We currently expect to see a continued impact to new bookings and churn during the second half of 2020 as a result of the pandemic, which may be partially mitigated by strength in our cloud offerings that enable our customers to digitally transform their organizations at a time when they must adapt to remote work and digital engagement even more quickly. We expect that current cash and cash equivalent balances and cash flows generated from operations will be sufficient to meet our domestic and international working capital needs for at least the next 12 months. We anticipate a pause in the pace of our acquisition activity until, at least, the fourth quarter of 2020 while we continue to gauge the overall economic impact of the pandemic and focus on evaluating our pipeline of opportunities. As a result, we anticipate acquisition related costs to continue to decrease for the remainder of 2020.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(14,159)	$(5,369)	$(34,240)	$(13,199)
Add:
Depreciation and amortization expense	11,658	7,765	23,395	15,152
Interest expense, net	7,873	5,246	15,516	10,362
Other expense (income), net	15	692	1,417	1,453
Benefit from income taxes	(673)	(6,101)	(4,960)	(6,713)
Stock-based compensation expense	10,980	6,901	20,300	11,529
Acquisition-related expense	5,781	9,264	20,939	16,987
Purchase accounting deferred revenue discount	2,272	685	5,973	1,282
Adjusted EBITDA	$23,747	$19,083	$48,340	$36,853
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$67,699	95%	$48,715	92%	$131,590	94%	$93,698	92%
Perpetual license	491	1%	575	1%	852	1%	1,232	1%
Total product revenue	68,190	96%	49,290	93%	132,442	95%	94,930	93%
Professional services	3,125	4%	3,723	7%	6,905	5%	6,576	7%
Total revenue	71,315	100%	53,013	100%	139,347	100%	101,506	100%
Cost of revenue:
Subscription and support (1)(3)	21,200	30%	14,622	28%	41,139	30%	27,896	27%
Professional services (1)	2,472	3%	1,961	3%	4,734	3%	3,475	4%
Total cost of revenue	23,672	33%	16,583	31%	45,873	33%	31,371	31%
Gross profit	47,643	67%	36,430	69%	93,474	67%	70,135	69%
Operating expenses:
Sales and marketing (1)	11,820	17%	7,989	15%	22,751	16%	14,971	15%
Research and development (1)	10,488	15%	7,008	13%	19,908	14%	13,406	13%
Refundable tax credits	(194)	—%	(85)	—%	(496)	—%	(171)	—%
General and administrative (1)(2)	17,655	25%	12,042	23%	34,331	25%	22,036	22%
Depreciation and amortization	9,037	13%	5,744	11%	18,308	13%	11,003	11%
Acquisition-related expenses	5,781	7%	9,264	17%	20,939	15%	16,987	16%
Total operating expenses	54,587	77%	41,962	79%	115,741	83%	78,232	77%
Loss from operations	(6,944)	(10)%	(5,532)	(10)%	(22,267)	(16)%	(8,097)	(8)%
Other Expense:
Interest expense, net	(7,873)	(11)%	(5,246)	(10)%	(15,516)	(11)%	(10,362)	(10)%
Other income (expense), net	(15)	—%	(692)	(1)%	(1,417)	(1)%	(1,453)	(2)%
Total other expense	(7,888)	(11)%	(5,938)	(11)%	(16,933)	(12)%	(11,815)	(12)%
Loss before provision for income taxes	(14,832)	(21)%	(11,470)	(21)%	(39,200)	(28)%	(19,912)	(20)%
Benefit from income taxes	673	1%	6,101	11%	4,960	3%	6,713	7%
Net loss	$(14,159)	(20)%	$(5,369)	(10)%	$(34,240)	(25)%	$(13,199)	(13)%
Net loss per common share, basic and diluted	$(0.57)		$(0.24)		$(1.37)		$(0.61)
Weighted-average common shares outstanding, basic and diluted	25,032,996		22,619,805		25,057,715		21,531,216

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 9 — Stockholders' Equity.
(2) Includes General and administrative stock-based compensation of $8.5 million and $5.6 million for the three months June 30, 2020 and June 30, 2019, respectively, and $16.3 million and $9.6 million for the six months ended June 30, 2020 and June 30, 2019, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 13% and 12% for the three months ended June 30, 2020 and June 30, 2019, respectively, and 13% and 12% for the six months ended June 30, 2020 and June 30, 2019, respectively..

(3) Includes depreciation and amortization of $2.6 million and $2.0 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $5.1 million and $4.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Revenue:
Subscription and support	$67,699	$48,715	39%	$131,590	$93,698	40%
Perpetual license	491	575	(15)%	852	1,232	(31)%
Total product revenue	68,190	49,290	38%	132,442	94,930	40%
Professional services	3,125	3,723	(16)%	6,905	6,576	5%
Total revenue	$71,315	$53,013	35%	$139,347	$101,506	37%

Percentage of revenue:
Subscription and support	95%	92%		94%	92%
Perpetual license	1%	1%		1%	1%
Total product revenue	96%	93%		95%	93%
Professional services	4%	7%		5%	7%
Total revenue	100%	100%		100%	100%
For the Three Months Ended June 30, 2020
Total revenue was $71.3 million in the three months ended June 30, 2020, compared to $53.0 million in the three months ended June 30, 2019, an increase of $18.3 million, or 35%. The acquisitions not fully in the comparative period contributed $17.2 million to the increase after the reduction of $2.2 million purchase accounting deferred revenue discount in the three months ended June 30, 2020. Total revenue related to Sunset Assets declined by $1.1 million as a result of decreased sales and marketing focus on those Sunset Assets. Our organic business (the “Organic Business”) excludes acquisitions closed during or subsequent to the prior year comparable period and business operations related to Sunset Assets. Therefore, total revenue for our Organic Business increased by $2.2 million , or 5%. The increase in revenue from our Organic Business was primarily driven by an increase in CXM usage across verticals from election-year political campaigns and advocacy to media and retail.
Subscription and support revenue was $67.7 million in the three months ended June 30, 2020, compared to $48.7 million in the three months ended June 30, 2019, an increase of $19.0 million, or 39%. The acquisitions not fully in the comparative period contributed $16.6 million to the increase in subscription and support revenue after the reduction of $2.2 million purchase accounting deferred revenue discount in the three months ended June 30, 2020. Subscription and support revenue related to our Sunset Assets decreased $0.9 million as a result of decreased sales and marketing focus on those Sunset Assets. Therefore, subscription and support revenue for our Organic Business increased by $3.3 million, or 8%.
Perpetual license revenue was $0.5 million in the three months ended June 30, 2020, compared to $0.6 million in the three months ended June 30, 2019, a decrease of $0.1 million, or 15%. The acquisitions not fully in the comparative period contributed no perpetual license revenue in the three months ended June 30, 2020. Therefore, perpetual license revenue for our Organic Business decreased by $0.1 million, or 15%.
Professional services revenue was $3.1 million in the three months ended June 30, 2020, compared to $3.7 million in the three months ended June 30, 2019, a decrease of $0.6 million, or 16%. The acquisitions not fully in the comparative period contributed $0.6 million to the increase in professional services revenue in the three months ended June 30, 2020. Professional services revenue related to our Sunset Assets decreased $0.2 million as a result of decreased sales and marketing focus on those Sunset Assets. Therefore, professional services revenue for our Organic Business decreased by $1.0 million, or 31%.

For the Six Months Ended June 30, 2020
Total revenue was $139.3 million in the six months ended June 30, 2020, compared to $101.5 million in the six months ended June 30, 2019, an increase of $37.8 million, or 37%. The acquisitions not fully in the comparative period contributed $35.4 million to the increase after the reduction of $5.9 million purchase accounting deferred revenue discount in the six months ended June 30, 2020. Total Revenue related to Sunset Assets declined by $2.0 million as a result of decreased sales and marketing focus on those Sunset Assets. Therefore, total revenue for the Organic Business increased by $4.4 million, or 5%. The increase in revenue from our Organic Business was primarily driven by an increase in CXM usage across verticals from election-year political campaigns and advocacy to media and retail.
Subscription and support revenue was $131.6 million in the six months ended June 30, 2020, compared to $93.7 million in the six months ended June 30, 2019, an increase of $37.9 million, or 40%. The acquisitions not fully in the comparative period contributed $33.7 million to the increase in subscription and support revenue after the reduction of $5.9 million purchase accounting deferred revenue discount in the six months ended June 30, 2020. Subscription and support revenue related to our Sunset Assets decreased $1.7 million as a result of decreased sales and marketing focus on those Sunset Assets. Therefore, subscription and support revenue for the Organic Business increased by $5.9 million, or 7%.
Perpetual license revenue was $0.9 million in the six months ended June 30, 2020, compared to $1.2 million in the six months ended June 30, 2019, a decrease of $0.3 million, or 31%. The acquisitions not fully in the comparative period contributed no perpetual license revenue in the six months ended June 30, 2020. Therefore, perpetual license revenue for the Organic Business decreased by $0.3 million, or 31%.
Professional services revenue was $6.9 million in the six months ended June 30, 2020, compared to $6.6 million in the six months ended June 30, 2019, an increase of $0.3 million, or 5%. The acquisitions not fully in the comparative period contributed $1.7 million to the increase in professional services revenue in the six months ended June 30, 2020. Professional services revenue related to our Sunset Assets decreased by $0.3 million as a result of decreased sales and marketing focus on those Sunset Assets. Therefore, professional services revenue for the Organic Business decreased by $1.1 million, or 18%.
Cost of Revenue and Gross Profit Percentage

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$21,200	$14,622	45%	$41,139	$27,896	47%
Professional services	2,472	1,961	26%	4,734	3,475	36%
Total cost of revenue	23,672	16,583	43%	45,873	31,371	46%
Gross profit	$47,643	$36,430	31%	$93,474	$70,135	33%

Percentage of total revenue:
Subscription and support (1)	30%	28%		30%	27%
Professional services	3%	3%		3%	4%
Total cost of revenue	33%	31%		33%	31%
Gross profit	67%	69%		67%	69%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$45	$238		$116	$519
Amortization	$2,576	$1,783		$4,971	$3,630
Stock Compensation	$570	$353		$888	$513
For the Three Months Ended June 30, 2020
Cost of subscription and support revenue was $21.2 million in the three months ended June 30, 2020, compared to $14.6 million in the three months ended June 30, 2019, an increase of $6.6 million, or 45%. The acquisitions not fully in the comparative period contributed $5.4 million to the increase to cost of subscription and support revenue, primarily related to costs associated with the delivery of the Postup, InGenius, Altify, and Localytics products. Cost of subscription and support revenue related to our Sunset Assets remained flat in the comparative periods. Therefore, cost of subscription and support revenue for our Organic Business increased by $1.2 million, primarily related to an increase in telecom messaging costs related to an increase in CXM usage across verticals from election-year political campaigns and advocacy to media and retail.
Cost of professional services revenue was $2.5 million in the three months ended June 30, 2020, compared to $2.0 million in the three months ended June 30, 2019, an increase of $0.5 million, or 26%. The acquisitions not fully in the comparative period contributed $0.6 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs in the three months ended June 30, 2020. Therefore, cost of professional services revenue for our Organic Business decreased by $0.1 million, primarily related to personnel and related expenses, most of which were the result of our planned operating efficiencies.
For the Six Months Ended June 30, 2020
Cost of subscription and support revenue was $41.1 million in the six months ended June 30, 2020, compared to $27.9 million in the six months ended June 30, 2019, an increase of $13.2 million, or 47%. The acquisitions not fully in the comparative period contributed $10.4 million to the increase to cost of subscription and support revenue, costs associated with the delivery of the Postup, Kapost, CIMPL, InGenius, Altify, and Localytics products. Cost of subscription and support revenue related to our Sunset Assets decreased $0.3 million primarily related to hosting and infrastructure costs. Therefore, cost of subscription and support revenue for the organic portion of our business increased by $3.1 million, primarily related to an increase in messaging costs related to an increase in CXM usage across verticals from election-year political campaigns and advocacy to media and retail.
Cost of professional services revenue was $4.7 million in the six months ended June 30, 2020, compared to $3.5 million in the six months ended June 30, 2019, an increase of $1.2 million, or 36%. The acquisitions not fully in the comparative period contributed $1.3 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs in the six months ended June 30, 2020. Therefore, cost of professional services revenue for our Organic Business decreased by $0.1 million.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Sales and marketing (1)	$11,820	$7,989	48%	$22,751	$14,971	52%
Percentage of total revenue	17%	15%		16%	15%

(1) Includes stock compensation expense as follows:
Stock Compensation	$898	$365		$1,447	$504
For the Three Months Ended June 30, 2020
Sales and marketing expense was $11.8 million in the three months ended June 30, 2020, compared to $8.0 million in the three months ended June 30, 2019, an increase of $3.8 million, or 48%. The acquisitions not fully in the comparative period contributed $4.0 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in the three months ended June 30, 2020. Sales and marketing expense related to our Sunset Assets decreased by $0.2 million primarily due to reductions in personnel costs. Therefore, sales and marketing expense for our Organic Business remained flat in the comparative periods.

For the Six Months Ended June 30, 2020
Sales and marketing expense was $22.8 million in the six months ended June 30, 2020, compared to $15.0 million in the six months ended June 30, 2019, an increase of $7.8 million, or 52%. The acquisitions not fully in the comparative period contributed $7.9 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in the six months ended June 30, 2020. Sales and marketing expense related to our Sunset Assets decreased by $0.4 million primarily due to reductions in personnel costs. Therefore, sales and marketing expense for the organic portion of our business increased by $0.3 million, primarily related to personnel and related costs.
Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Research and development (1)	$10,488	$7,008	50%	$19,908	$13,406	49%
Refundable tax credits	(194)	(85)	128%	(496)	(171)	190%
Total research and development	$10,294	$6,923	49%	$19,412	$13,235	47%

Percentage of total revenue:
Research and development	15%	13%		14%	13%
Refundable tax credits	—%	—%		—%	—%
Total research and development	15%	13%		14%	13%

(1) Includes stock compensation expense as follows:
Stock Compensation	$1,019	$632		$1,634	$953
For the Three Months Ended June 30, 2020
Research and development expense was $10.5 million in the three months ended June 30, 2020, compared to $7.0 million in the three months ended June 30, 2019, an increase of $3.5 million, or 50%. The acquisitions not fully in the comparative period contributed $3.2 million to the increase in research and development expense primarily consisting of personnel and related costs in the three months ended June 30, 2020. Research and development expense related to our Sunset Assets decreased by $0.1 million primarily due to reductions in personnel costs. Therefore, research and development costs for our Organic Business increased by $0.4 million primarily related to an increase in non-cash stock compensation expense.
Refundable tax credits were $0.2 million in the three months ended June 30, 2020, compared to $0.1 million in the three months ended June 30, 2019.
For the Six Months Ended June 30, 2020
Research and development expense was $19.9 million in the six months ended June 30, 2020, compared to $13.4 million in the six months ended June 30, 2019, an increase of $6.5 million, or 49%. The acquisitions not fully in the comparative period contributed $5.9 million to the increase in research and development expense primarily consisting of personnel and related costs in the six months ended June 30, 2020. Research and development expense related to our Sunset Assets decreased by $0.1 million primarily due to reductions in personnel costs. Therefore, research and development costs for our Organic Business increased by $0.7 million primarily related to an increase in non-cash stock compensation expense.
Refundable Canadian tax credits were $0.5 million in the six months ended June 30, 2020, compared to $0.2 million in the six months ended June 30, 2019.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
General and administrative (1)	$17,655	$12,042	47%	$34,331	$22,036	56%
Percentage of total revenue	25%	23%		25%	22%

(1) Includes stock compensation expense as follows:
Stock Compensation	$8,493	$5,551		$16,331	$9,559
For the Three Months Ended June 30, 2020
General and administrative expense was $17.7 million in the three months ended June 30, 2020, compared to $12.0 million in the three months ended June 30, 2019, an increase of $5.7 million, or 47%. An increase in general administrative expense of $0.6 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related costs and administrative expenses in the three months ended June 30, 2020. Therefore, general and administrative expense for our Organic Business increased by $5.1 million, which was driven primarily by non-cash stock compensation expense and personnel related expenses and costs incurred related to the implementation of our new enterprise resource management (“ERP”) system.
For the Six Months Ended June 30, 2020
General and administrative expense was $34.3 million in the six months ended June 30, 2020, compared to $22.0 million in the six months ended June 30, 2019, an increase of $12.3 million, or 56%. An increase in general administrative expense of $1.6 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related costs and administrative expenses in the six months ended June 30, 2020. Therefore, general and administrative expense for our Organic Business increased by $10.7 million, which was driven primarily by non-cash stock compensation expense and personnel related expenses and costs incurred related to the implementation of our new ERP system.
Depreciation and Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$453	$323	40%	$914	$592	54%
Amortization	8,584	5,421	58%	17,394	10,411	67%
Total depreciation and amortization	$9,037	$5,744	57%	$18,308	$11,003	66%

Percentage of total revenue:
Depreciation	1%	1%		1%	2%
Amortization	12%	10%		12%	10%
Total depreciation and amortization	13%	11%		13%	11%
For the Three Months Ended June 30, 2020
Depreciation and amortization expense was $9.0 million in the three months ended June 30, 2020, compared to $5.7 million in the three months ended June 30, 2019, an increase of $3.3 million, or 57%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $3.4 million in the three months ended June 30, 2020. Therefore, depreciation and amortization expense for our Organic Business decreased by $0.1 million in the comparative periods.

For the Six Months Ended June 30, 2020
Depreciation and amortization expense was $18.3 million in the six months ended June 30, 2020, compared to $11.0 million in the six months ended June 30, 2019, an increase of $7.3 million, or 66%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $7.3 million in the six months ended June 30, 2020.
Acquisition-related Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Acquisition-related expenses	$5,781	$9,264	(38)%	$20,939	$16,987	23%
Percentage of total revenue	7%	17%		15%	16%
Acquisition-related expenses are one-time expenses typically incurred for up to four quarters after each acquisition, with the majority of these costs being incurred within 6 to 9 months, to transform the acquired business into the Company's unified operating platform. These expenses can vary based on the size, timing and location of each acquisition. These acquisition-related expenses include transaction related expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. These acquisition-related expenses also include transformational expenses such as severance, compensation for transitional personnel, office lease terminations, and vendor cancellations. Generally, without new acquisition activity, acquisition related expenses decline in subsequent sequential quarters and are no longer incurred after the first anniversary of the last closed acquisition.
For the Three Months Ended June 30, 2020
Acquisition-related expense was $5.8 million in the three months ended June 30, 2020, compared to $9.3 million in the three months ended June 30, 2019, a decrease of $3.5 million, or 38%. During the three months ended June 30, 2020 and June 30, 2019 transaction related expenses were $0.2 million and $3.6 million, respectively, and transformational expenses were $5.6 million and $5.7 million, respectively. Transaction costs decreased compared to the same period in 2019 as a result of a slowdown in our acquisition activity in 2020 as a result of the COVID-19 pandemic. We closed no transactions during the three months ended June 30, 2020 compared to two transactions during the same period in prior year.
For the Six Months Ended June 30, 2020
Acquisition related expense was $20.9 million in the six months ended June 30, 2020, compared to $17.0 million in the six months ended June 30, 2019, an increase of $3.9 million, or 23%. During the six months ended June 30, 2020 and June 30, 2019 transaction related expenses were $3.5 million and $4.0 million, respectively, and transformational expenses were $17.4 million and $13.0 million, respectively. Transformational expenses for the six months ended June 30, 2020 includes approximately $2.8 million of accelerated rent expense incurred in conjunction with the closures of offices related to recently acquired companies as we continue to consolidate and integrate these acquisitions.
Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Other expense:
Interest expense, net	$(7,873)	$(5,246)	50%	$(15,516)	$(10,362)	50%
Other income (expense), net	(15)	(692)	(98)%	(1,417)	(1,453)	(2)%
Total other expense	$(7,888)	$(5,938)	33%	$(16,933)	$(11,815)	43%

Percentage of total revenue:
Interest expense, net	(11)%	(10)%		(11)%	(10)%
Other income (expense), net	—%	(1)%		(1)%	(2)%
Total other expense	(11)%	(11)%		(12)%	(12)%

For the Three Months Ended June 30, 2020
Interest expense was $7.9 million in the three months ended June 30, 2020, compared to $5.2 million in the three months ended June 30, 2019, an increase in interest expense of $2.7 million, or 50%. The increase is attributable to increased borrowing under our new credit facility used to fund our acquisitions. See the “Liquidity and Capital Resources” section herein for further discussion regarding our new credit facility.
Other expense was $0.0 million in the three months ended June 30, 2020, compared to other expense of $0.7 million in the three months ended June 30, 2019. Other expense recognized in the three months ended June 30, 2019 was due primarily to foreign currency exchange losses related primarily to our UK entities.
For the Six Months Ended June 30, 2020
Interest expense was $15.5 million in the six months ended June 30, 2020, compared to $10.4 million in the six months ended June 30, 2019, an increase in interest expense of $5.1 million, or 50%. The increase is attributable to increased borrowing under our expanded term loan used to fund our acquisitions. Our interest rate swap, which fixes our interest rate at 5.4%, accounted for $1.5 million of the interest expense for the period as a result of the decrease in market interest rates resulting from the economic impact of the COVID-19 pandemic during the six months ended June 30, 2020.
Other expense was $1.4 million in the six months ended June 30, 2020, compared to other expense of $1.5 million in the six months ended June 30, 2019. Other expense was recognized in the six months ended June 30, 2020 and June 30, 2019 related primarily to foreign currency exchange losses from our UK entities.
Benefit from Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Benefit from income taxes	$673	$6,101	(89)%	$4,960	$6,713	(26)%
Percentage of total revenue	1%	11%		3%	7%
For the Three Months Ended June 30, 2020
Benefit from income taxes was $0.7 million in the three months ended June 30, 2020, compared to a benefit from income taxes of $6.1 million in the three months ended June 30, 2019, a decrease of $5.4 million. The change in provision was due primarily to the deferred tax benefit attributable to the release of valuation allowance attributable to acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance.
For the Six Months Ended June 30, 2020
Benefit from income taxes was $5.0 million in the six months ended June 30, 2020, compared to a benefit from income taxes of $6.7 million in the six months ended June 30, 2019, a decrease of $1.7 million. The change in provision was due primarily to decreases related the release of valuation allowance attributable to acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets that had previously been offset by a valuation allowance. The entire benefit for the six months ended June 30, 2019 was recognized for the three months ended June 30, 2019.

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
As of June 30, 2020, we had cash and cash equivalents of $87.9 million, $60.0 million of available borrowings under our credit facility, as discussed below, and $536.0 million of borrowings outstanding under our credit facility. As of December 31, 2019, we had cash and cash equivalents of $175.0 million, $60.0 million of available borrowings under our Credit Facility, and $538.7 million of borrowings outstanding under our previous credit facility. The $87.1 million decrease in cash and cash equivalents from December 31, 2019 to June 30, 2020 includes a $67.7 million cash payment for an acquisition in the period. Our cash and cash equivalents held by our foreign subsidiaries was $26.2 million as of June 30, 2020. If these funds held by our foreign subsidiaries are needed for our domestic operations, a repatriation of these funds would require us to accrue and pay dividend withholding taxes in the foreign jurisdictions where applicable and accrue and pay U.S. taxes to the extent such dividend income exceeds our ability to utilize net operating losses. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of June 30, 2020 and December 31, 2019, we had a working capital surplus of $37.1 million and surplus of $109.5 million, respectively, which included $81.0 million and $76.6 million of deferred revenue recorded as a current liability as of June 30, 2020 and December 31, 2019, respectively. This deferred revenue will be recognized as revenue in future periods in accordance with our revenue recognition policy.
Credit Facility
On August 6, 2019, we entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of June 30, 2020. The Credit Facility replaced our previous credit facility. All outstanding balances under our previous credit facility were paid off using proceeds from our current Credit Facility.
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
The Credit Facility has no financial covenants as long as less than 35% of the Revolver is drawn as of the last day of any fiscal quarter. The credit facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The Credit Facility contains certain non-financial restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of June 30, 2020 we were in compliance with all covenants under the Credit Facility. See Note 6. Debt for more information regarding our Credit Facility and outstanding debt as of June 30, 2020.
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

On May 13, 2019, we completed a registered underwritten public offering pursuant to the S-3 of 3,795,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $42.00 per share. This included the 495,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The net proceeds of the offering of $151.1 million, net of issuance costs of $8.3 million, will be used for general business purposes, including the funding of future acquisitions. As of June 30, 2020 an aggregate amount of up to $90.6 million of Upland securities remain available for issuance under the S-3.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019

	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(4,504)	$5,396
Net cash used in investing activities	(68,548)	(83,188)
Net cash provided by (used in) financing activities	(14,604)	168,617
Effect of exchange rate fluctuations on cash	542	798
Change in cash and cash equivalents	(87,114)	91,623
Cash and cash equivalents, beginning of period	175,024	16,738
Cash and cash equivalents, end of period	$87,910	$108,361
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
Our cash provided by operating activities for the six months ended June 30, 2020 primarily reflects our net loss of $34.2 million, which includes $20.9 million of acquisition-related expenses, and includes non-cash items comprised of $23.4 million of depreciation and amortization expense, $20.3 million of non-cash stock compensation expense, $1.9 million of amortization of deferred commissions, and $1.1 million of non-cash interest and other expense, and $0.5 million of foreign currency re-measurement losses which were partially offset by $5.0 million of deferred income taxes. Working capital sources of cash included a $5.2 million decrease in accounts receivable and a $2.4 million increase in deferred revenue which was related primarily to the timing of collections. Working capital uses of cash included a $6.7 million increase in prepaids and other related primarily to payments of annual software/hosting fees, a $6.3 million decrease in accounts payable, and a $7.1 million decrease in accrued expenses, which is attributable primarily to the payment of the Company’s annual bonus and severance payments related to acquisitions completed in prior periods.
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
For the six months ended June 30, 2020, cash used in investing activities consisted of $67.7 million associated with the acquisition of Localytics which closed during the six months ended June 30, 2020, the purchases of property and equipment of $0.7 million, and the purchase of customer relationships of $0.2 million.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced applications and professional service offerings, and acquisitions of complementary technologies, products and businesses.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our acquisitions, proceeds from debt obligations incurred to finance our acquisitions, repayments of our debt obligations, and share based tax payment activity.
During the six months ended June 30, 2020, we made payments on our notes payable balance of $2.7 million, paid $9.6 million in additional consideration to sellers of acquired businesses related to holdback and earnout payments, paid $2.1 million in taxes related to net share settlements of restricted stock vesting events, and made principal payments of $0.1 million on finance leases.
Contractual Obligations and Commitments
There have been no material changes to the contractual obligations table included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020.
Off-Balance Sheet Arrangements
During the six months ended June 30, 2020 and June 30, 2019, respectively, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and six months ended June 30, 2020, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 9, 2020. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. In conjunction with our new $350 million, 7 year, term loan, and subsequent entry into an additional $190 million in incremental term loans under the Credit Facility, we entered into interest rate hedge instruments for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our new $60 million, 5 year, revolving credit facility remains floating. As of June 30, 2020, we had a principal balance of $536.0 under our Credit Agreement. As there was no debt outstanding under our revolving credit facility as of June 30, 2020, a hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $0.0 million annually.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, which expose us to foreign exchange rate risk. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $3.2 million for the six months ended June 30, 2020. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date as a result of the material weakness in our internal control over financial reporting related to our annual accounting for income taxes as described in Part II, Item 9A, "Controls and Procedures", of our most recently filed Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2020, we implemented a new global enterprise resource planning (“ERP”) system, which is expected to improve our transactional processing and financial reporting by providing more automation and standardization. While we believe that the implementation of the ERP system and related changes to internal controls will strengthen our ability to continue to scale our business and enhance our internal controls over financial reporting, there are inherent risks in implementing a new ERP system. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the system change and will continue to monitor the impact of this implementation on our processes and procedures, as well as the impact on our internal controls over financial reporting.
There were no other changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

UPLAND SOFTWARE, INC.
Dated: August 7, 2020	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer