Form 10-Q
period 2020-09-30
Upland Software, Inc.
filed 2020-11-06
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
As of October 30, 2020, 29,464,254 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	September 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$232,972	$175,024
Accounts receivable (net of allowance of $1,579 and $1,238 at September 30, 2020 and December 31, 2019, respectively)	41,126	50,938
Deferred commissions, current	4,758	3,059
Unbilled receivables	6,912	5,111
Prepaid and other	8,064	4,748
Total current assets	293,832	238,880
Tax credits receivable	4,175	4,186
Property and equipment, net	3,181	3,917
Operating lease right-of-use asset	10,831	8,056
Intangible assets, net	285,312	282,727
Goodwill	383,336	346,134
Deferred commissions, noncurrent	11,259	8,763
Other assets	2,394	4,165
Total assets	$994,320	$896,828
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,469	$5,904
Accrued compensation	6,912	11,559
Accrued expenses and other current liabilities	13,228	15,344
Deferred revenue	78,503	76,558
Due to sellers	3,494	14,276
Operating lease liabilities, current	3,233	2,533
Current maturities of notes payable (includes unamortized discount of $2,215 and $2,207 at September 30, 2020 and December 31, 2019, respectively)	3,185	3,193
Total current liabilities	115,024	129,367
Notes payable, less current maturities (includes unamortized discount of $9,861 and $11,369 at September 30, 2020 and December 31, 2019, respectively)	519,339	521,881
Deferred revenue, noncurrent	1,493	496
Operating lease liabilities, noncurrent	9,224	5,862
Noncurrent deferred tax liability, net	27,299	25,685
Interest rate swap liabilities	33,073	—
Other long-term liabilities	624	676
Total liabilities	706,076	683,967
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 29,460,588 and 25,250,120 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	3	3
Additional paid-in capital	504,425	345,127
Accumulated other comprehensive loss	(39,480)	(1,223)
Accumulated deficit	(176,704)	(131,046)
Total stockholders’ equity	288,244	212,861
Total liabilities and stockholders’ equity	$994,320	$896,828
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Subscription and support	$70,992	$51,059	$202,582	$144,757
Perpetual license	411	975	1,263	2,207
Total product revenue	71,403	52,034	203,845	146,964
Professional services	2,781	3,031	9,686	9,607
Total revenue	74,184	55,065	213,531	156,571
Cost of revenue:
Subscription and support	23,562	14,678	64,701	42,574
Professional services	2,021	1,995	6,755	5,470
Total cost of revenue	25,583	16,673	71,456	48,044
Gross profit	48,601	38,392	142,075	108,527
Operating expenses:
Sales and marketing	11,760	8,709	34,511	23,680
Research and development	10,400	7,434	30,308	20,840
Refundable Canadian tax credits	(433)	(133)	(929)	(304)
General and administrative	16,864	12,196	51,195	34,232
Depreciation and amortization	9,117	6,427	27,425	17,430
Acquisition-related expenses	3,574	7,457	24,513	24,444
Total operating expenses	51,282	42,090	167,023	120,322
Loss from operations	(2,681)	(3,698)	(24,948)	(11,795)
Other expense:
Interest expense, net	(8,078)	(5,517)	(23,594)	(15,879)
Loss on debt extinguishment	—	(2,317)	—	(2,317)
Other income (expense), net	598	(228)	(819)	(1,681)
Total other expense	(7,480)	(8,062)	(24,413)	(19,877)
Loss before benefit from (provision for) income taxes	(10,161)	(11,760)	(49,361)	(31,672)
Benefit from (provision for) income taxes	(1,149)	(547)	3,811	6,166
Net loss	$(11,310)	$(12,307)	$(45,550)	$(25,506)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.42)	$(0.50)	$(1.77)	$(1.13)
Weighted-average common shares outstanding, basic and diluted	27,220,134	24,568,483	25,725,495	22,550,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(11,310)	$(12,307)	$(45,550)	$(25,506)
Foreign currency translation adjustment	2,734	(1,293)	494	(681)
Unrealized translation gain (loss) on foreign currency denominated intercompany loans	3,927	(3,610)	(3,254)	(3,610)
Unrealized loss on interest rate swaps	(441)	(3,379)	(35,497)	(3,379)
Comprehensive loss	$(5,090)	$(20,589)	$(83,807)	$(33,176)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	25,365,735	$3	$363,328	$(45,700)	$(165,394)	$152,237
Issuance of stock under Company plans, net of shares withheld for tax	69,853	—	20	—	—	20
Issuance of stock, net of issuance costs	4,025,000	—	130,114	—	—	130,114
Stock-based compensation	—	—	10,963	—	—	10,963
Foreign currency translation adjustment	—	—	—	2,734	—	2,734
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—	—	3,927	—	3,927
Unrealized loss on interest rate swaps	—	—	—	(441)	—	(441)
Net loss	—	—	—	—	(11,310)	(11,310)
Balance at September 30, 2020	29,460,588	$3	$504,425	$(39,480)	$(176,704)	$288,244

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	25,250,120	$3	$345,127	$(1,223)	$(131,046)	$212,861
Issuance of stock under Company plans, net of shares withheld for tax	185,468	—	(2,066)	—	—	(2,066)
Issuance of stock, net of issuance costs	4,025,000	—	130,101	—	—	130,101
Stock-based compensation	—	—	31,263	—	—	31,263
Cumulative adjustment related to adoption of accounting standard	—	—	—	—	(108)	(108)
Foreign currency translation adjustment	—	—	—	494	—	494
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	(3,254)	—	(3,254)
Unrealized loss on interest rate swaps	—	—	—	(35,497)	—	(35,497)
Net loss	—	—	—	—	(45,550)	(45,550)
Balance at September 30, 2020	29,460,588	$3	$504,425	$(39,480)	$(176,704)	$288,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	25,247,707	$3	$338,732	$(6,889)	$(98,874)	$232,972
Issuance of common stock in business combination	4,247	—	—	—	—	—
Issuance of stock under Company plans, net of shares withheld for tax	9,139	—	(1,243)	—	—	(1,243)
Issuance of stock, net of issuance costs	—	—	(39)	—	—	(39)
Stock-based compensation	—	—	7,187	—	—	7,187
Foreign currency translation adjustment	—	—	—	(1,293)	—	(1,293)
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	(3,610)	—	(3,610)
Unrealized loss on interest rate swaps	—	—	—	(3,379)	—	(3,379)
Net loss	—	—	—	—	(12,307)	(12,307)
Balance at September 30, 2019	25,261,093	$3	$344,637	$(15,171)	$(111,181)	$218,288

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	21,489,112	$2	$180,481	$(7,501)	$(85,675)	$87,307
Issuance of common stock in business combination	7,898	—	(30)	—	—	(30)
Issuance of stock under Company plans, net of shares withheld for tax	(30,917)	—	(5,643)	—	—	(5,643)
Issuance of stock, net of issuance costs	3,795,000	1	151,113	—	—	151,114
Stock-based compensation	—	—	18,716	—	—	18,716
Foreign currency translation adjustment	—	—	—	(681)	—	(681)
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	(3,610)	—	(3,610)
Unrealized loss on interest rate swaps	—	—	—	(3,379)	—	(3,379)
Net loss	—	—	—	—	(25,506)	(25,506)
Balance at September 30, 2019	25,261,093	$3	$344,637	$(15,171)	$(111,181)	$218,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(45,550)	$(25,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,091	23,722
Deferred income taxes	(3,346)	(11,176)
Amortization of deferred costs	3,172	2,555
Foreign currency re-measurement loss	311	155
Non-cash interest and other expense	1,669	979
Non-cash stock compensation expense	31,263	18,716
Non-cash loss on retirement of fixed assets	473	—
Non-cash loss on debt extinguishment	—	2,317
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	13,140	6,405
Prepaids and other	(10,093)	(4,280)
Accounts payable	(1,782)	(903)
Accrued expenses and other liabilities	(8,789)	(5,037)
Deferred revenue	(1,407)	(2,893)
Net cash provided by operating activities	14,152	5,054
Investing activities
Purchase of property and equipment	(833)	(723)
Purchase of customer relationships	(201)	(438)
Purchase business combinations, net of cash acquired	(67,651)	(105,771)
Net cash used in investing activities	(68,685)	(106,932)
Financing activities
Payments on finance leases	(86)	(499)
Proceeds from notes payable, net of issuance costs	(169)	382,306
Payments on notes payable	(4,050)	(323,218)
Taxes paid related to net share settlement of equity awards	(2,140)	(6,108)
Issuance of common stock, net of issuance costs	130,174	151,549
Additional consideration paid to sellers of businesses	(11,652)	(5,886)
Net cash provided by financing activities	112,077	198,144
Effect of exchange rate fluctuations on cash	404	302
Change in cash and cash equivalents	57,948	96,568
Cash and cash equivalents, beginning of period	175,024	16,738
Cash and cash equivalents, end of period	$232,972	$113,306
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$22,456	$17,554
Cash paid for taxes	$2,220	$2,185
Sales commissions paid, net of amortization of deferred commissions	$4,195	$3,712
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$345	$7,926
Equipment acquired pursuant to financing lease obligations	$—	$44
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of Upland Software, Inc. and its wholly owned subsidiaries (collectively referred to as “Upland”, the “Company”, “we” or “us”). All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. There have been no significant changes in the Company’s accounting policies since December 31, 2019, except as discussed below with respect to the Company’s adoption of ASU 2016-13.
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other period.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 6, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. To manage accounts receivable credit risk, the Company performs periodic credit evaluations of its customers and maintains current expected credit losses which considers such factors as historical loss information, geographic location of customers, current market conditions, and reasonable and supportable forecasts. The $0.3 million increase in the allowance for credit losses as of September 30, 2020, compared to December 31, 2019, was primarily related to CXM sales which have higher historical write-off rates compared to the Company’s other product revenue streams.
No individual customer represented more than 10% of total revenues for the three or nine months ended September 30, 2020, or more than 10% of accounts receivable as of September 30, 2020 or December 31, 2019.

Derivatives
The Company entered into a floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively converted the entire balance of the Company's $540 million term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for a 7 year term of debt. ASC 815 requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship under the hypothetical derivative method and noted that all of the critical terms of the hypothetical derivative and hedging instrument were the same. The hedging relationship continues to limit the Company’s exposure to the variability in interest rates under the Company’s term loans and related cash outflows. As such, the Company has deemed this hedging relationship as highly effective in offsetting cash flows attributable to hedged risk (variability in forecasted monthly interest payments) for the term of the term loans and interest rate swap agreements. All derivative financial instruments are recorded at fair value as a net asset or liability in the accompanying condensed consolidated balance sheets. As of September 30, 2020 the fair value of the interest rate swaps included in Interest rate swap liabilities in the Company's condensed consolidated balance sheets was $33.1 million. As of December 31, 2019, the fair value of the interest rate swaps included in Other assets in the Company's condensed consolidated balance sheet was $2.4 million.

The change in the fair value of the hedging instruments is recorded in Other comprehensive income. Amounts deferred in Other comprehensive income will be reclassified to Interest expense in the accompanying condensed consolidated statements of operations in the period in which the hedged item affects earnings.
Fair Value of Financial Instruments
The Company recognizes financial instruments in accordance with the authoritative guidance on fair value measurements and disclosures for financial assets and liabilities. This guidance defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The guidance also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
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
Recent Accounting Pronouncements
Recently issued accounting pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company does not anticipate the adoption of this standard to have a material impact on its consolidated financial statements.
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
2020 Acquisitions
Acquisitions completed during the nine months ended September 30, 2020 include the following:
•Localytics - On February 6, 2020, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Char Software, Inc (dba Localytics), a Delaware corporation (“Localytics”), a provider of mobile app personalization and analytics solutions. Revenues recorded since the acquisition date through September 30, 2020 were approximately $11.8 million.
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
•Kapost - On May 24, 2019, the Company completed its purchase of the shares comprising the entire issued share capital of Daily Inches, Inc., d/b/a Kapost, a Delaware corporation (“Kapost”), a leading content operations platform provider for sales and marketing.
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
(2)Represents the acquisition date fair value of anticipated earn-out payments, which are based on the estimated probability of attainment of the underlying future performance-based conditions at the time of acquisition. The maximum potential payout for the InGenius and Localytics earn-outs were $15.0 million and $1.0 million, respectively. These earn-outs were paid in full during the nine months ended September 30, 2020 based on their ending fair values of $4.5 million and $1.0 million, respectively. Refer to Note 3 for further discussion regarding the calculation of fair value of acquisition related earn-outs.
Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase accounting for the 2020 acquisition of Localytics is preliminary as the Company has not finalized the purchase price allocation. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete its purchase price allocation for Localytics no later than the first quarter of 2021.
The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions during the year ended December 31, 2019 and through the nine months ended September 30, 2020, as well as assets and liabilities (in thousands):

	Preliminary	Final
	Localytics	Altify	InGenius	Cimpl	Kapost	Postup
Year Acquired	2020	2019	2019	2019	2019	2019

Cash	$—	$730	$11	$142	$—	$19
Accounts receivable	3,648	6,629	1,456	1,041	3,901	1,054
Other current assets	6,325	889	317	278	1,066	1,373
Tax credits receivable	—	916	1,489	1,383	—	—
Operating lease right-of-use asset	7,605	1,085	1,099	230	2,136	—
Property and equipment	409	139	364	233	686	743
Customer relationships	30,500	50,954	11,208	12,430	23,735	10,667
Trade name	300	1,112	424	216	787	468
Technology	6,600	7,648	4,576	3,240	5,756	2,943
Goodwill	39,919	34,426	24,141	12,928	20,953	21,973
Other assets	6	378	—	6	—	—
Total assets acquired	95,312	104,906	45,085	32,127	59,020	39,240
Accounts payable	(2,382)	(1,499)	(128)	(305)	(50)	(447)
Accrued expense and other	(6,752)	(3,901)	(2,807)	(1,206)	(3,724)	(530)
Deferred tax liabilities	(4,531)	(7,083)	(4,897)	(4,595)	(1,954)	(3,248)
Deferred revenue	(4,812)	(7,907)	(2,960)	(350)	(3,893)	(15)
Operating lease liabilities	(7,835)	(516)	—	—	—	—
Total liabilities assumed	(26,312)	(20,906)	(10,792)	(6,456)	(9,621)	(4,240)
Total consideration	$69,000	$84,000	$34,293	$25,671	$49,399	$35,000
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

The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the nine months ended September 30, 2020 and the year ended December 31, 2019 (in years):

	Useful Life
	September 30, 2020	December 31, 2019
Customer relationships	8.0	9.8
Trade name	2.0	9.2
Developed technology	5.0	7.9
Total weighted-average useful life	7.4	9.5
During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to management's estimates and assumptions. The change in the preliminary acquisition-date fair value of assets and liabilities for Altify during the nine months ended September 30, 2020 was related primarily to a $1.0 million decrease in deferred tax liabilities.
The goodwill of $154.3 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes at the time of acquisition was $6.2 million.
Total transaction related expenses incurred with respect to acquisition activity during the three months ended September 30, 2020 and September 30, 2019 were $0.0 million and $2.2 million, respectively, and during the nine months ended September 30, 2020 and September 30, 2019 were $3.5 million and $6.2 million, respectively. Transaction related expenses, excluding transformation costs, include expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses.
Other Acquisitions and Divestitures
From time to time we may purchase or sell customer relationships that meet certain criteria. During the nine months ended September 30, 2020 and year ended December 31, 2019, we completed customer relationship acquisitions totaling $0.2 million and $1.6 million, respectively.
In the fourth quarter of 2019, Upland divested certain minor non-strategic customer contracts and related website management and analytics assets. As a result, during the year ended December 31, 2019 the Company recognized a $2.0 million non-cash expense on divestiture which is included in the Other income (expense), net line item in the Company’s condensed consolidated statement of operations. The assets divested consisted primarily of $2.2 million in deferred commission costs, $1.1 million in intangible assets (customer relationship and related technology), $0.2 million in allocated goodwill, and $1.0 million of liabilities, primarily deferred revenue.
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
As of December 31, 2019, the Company had contingent accrued earnout business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels or changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. Any gain (loss) related to subsequent changes in the fair value of contingent consideration is recorded in acquisition-related expense or other income (expense) in the Company's condensed consolidated statement of operations based on management's assessment of the nature of the liability. Earnout consideration liabilities are included in Due to sellers in the Company's condensed consolidated balance sheets.
In connection with entering into, and expanding, the Company's current credit facility, as discussed further in Note 6. Debt, the Company entered into interest rate swaps for the full 7 year term of the Company's term loans, effectively fixing our interest rate at 5.4% for the full value $540 million of the term loans. The fair value of the Company's swaps are measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2. As of September 30, 2020 and December 31, 2019 the fair value of the interest rate swaps are included in Interest rate swap liabilities and Other assets, respectively, on the Company's condensed consolidated balance sheets.

Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2020
	(unaudited)
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap liabilities	$—	$33,073	$—	$33,073

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap assets	$—	$2,424	$—	$2,424
Liabilities:
Earnout consideration liability	$—	$—	$4,394	$4,394

The following table presents additional information about earnout consideration liabilities measured at fair value on a recurring basis and for which the Company has utilized significant unobservable (Level 3) inputs to determine fair value (in thousands) (unaudited):

Balance at December 31, 2019	$4,394

Remeasurement adjustments:
Gain included in earnings	155

Acquisitions and settlements:
Acquisitions	1,000
Settlements (1)	(5,549)
Balance at September 30, 2020	$—
(1)    Includes payments of $1.0 million and $4.5 million for the outstanding balance of earnout liabilities related to the acquisition of Localytics and InGenius, respectively, as describe in Note 2. Acquisitions.
Debt
The Company believes the carrying value of its long-term debt at September 30, 2020 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company.
The estimated fair value and carrying value of the Company's debt, before debt discount, at September 30, 2020 and December 31, 2019 are $534.6 million and $538.7 million, respectively, based on valuation methodologies using interest rates currently available to the Company, which are Level 2 inputs.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the nine months ended September 30, 2020 are summarized in the table below (in thousands):

Balance at December 31, 2019	$346,134
Acquired in business combinations	39,646
Adjustment related to prior year business combinations	(996)
Adjustment related to finalization of current year business combinations	273
Foreign currency translation adjustment	(1,721)
Balance at September 30, 2020	$383,336
Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, developed technology, and non-compete agreements that the Company recorded as part of its business acquisitions.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2020:
Customer relationships	1-10	$312,603	$79,161	$233,442
Trade name	1.5-10	9,093	4,495	4,598
Developed technology	4-9	77,807	30,821	46,986
Non-compete agreements	3	1,148	862	286
Total intangible assets		$400,651	$115,339	$285,312

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2019:
Customer relationships	1-10	$283,005	$53,984	$229,021
Trade name	1.5-10	8,827	3,884	4,943
Developed technology	4-9	71,522	23,333	48,189
Non-compete agreements	3	1,148	574	574
Total intangible assets		$364,502	$81,775	$282,727
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. During the nine months ended September 30, 2020, the Company considered whether the current market and economic conditions arising from the COVID-19 pandemic could be a potential indicator of impairment of the Company’s intangible assets and goodwill. Based on management’s qualitative review, no impairment of intangible assets or goodwill was identified. During the fourth quarter of 2019, management made the decision to sunset and divest certain minor non-strategic customer contracts and related website management and analytics assets. The remaining useful life of certain customer relationship assets included in the sunset asset group were reduced by 1 year to 2.5 years which represents the term left on the current active contracts. Total amortization expense during the three months ended September 30, 2020 and September 30, 2019 was $11.2 million and $8.0 million, respectively, and the nine months ended September 30, 2020 and September 30, 2019 was $33.6 million and $22.1 million, respectively.
The Company has historically performed its annual goodwill and indefinite-lived intangible asset impairment test as of October 31st. During the first quarter of 2020, the Company changed the date of its annual impairment test to the first day of its fourth fiscal quarter, October 1st. This change was made to improve alignment with our quarterly financial reporting process and our annual planning and budgeting process. In connection with the change in the date of our annual goodwill and indefinite-lived intangible asset impairment test, the Company will also perform a qualitative assessment as of October 31, 2020 to ensure the change does not result in the delay, acceleration or avoidance of an impairment charge.

As of September 30, 2020, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2020	$10,933
2021	42,822
2022	40,290
2023	38,244
2024	35,603
2025 and thereafter	117,420
Total	$285,312

5. Income Taxes
The Company’s income tax benefit from (provision for) the three and nine months ended September 30, 2020 and September 30, 2019 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The tax provision of $1.1 million and benefit of $3.8 million recorded for the three and nine months ended September 30, 2020, respectively, is primarily related to the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with the Localytics business combination, as discussed in Note 2. Acquisitions, and foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards, and an increase in net deferred tax liabilities in the UK associated with the change in the applicable UK tax rate. The release of valuation allowance is attributable to ASC 805-740-30-3 and acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $4.2 million during the nine months ended September 30, 2020 that had previously been offset by a valuation allowance. An adjustment reducing the benefit by approximately $0.2 million was recognized during the three months ended September 30, 2020.
The tax provision of $0.5 million and tax benefit of $6.2 million recorded for the three and nine months ended September 30, 2019, respectively, is primarily related to the deferred tax benefit attributable to the release of valuation allowance and the deferred tax benefit of losses expected to be generated in the United Kingdom by entities acquired during the fourth quarter of 2018. These deferred tax benefits are offset by current income tax expense associated with our Canadian, Irish and Israeli operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The release of valuation allowance is attributable to ASC 805-740-30-3 and acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $5.9 million that had previously been offset by a valuation allowance. This entire benefit was recognized for the nine month period ended September 30, 2019.
The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at September 30, 2020 and September 30, 2019, respectively. As of September 30, 2020, Upland had $351 million of total net operating loss carryforwards of which approximately $211 million will be available for utilization prior to expiration. These balances include the net operating losses disclosed as of December 31, 2019 and the estimated net operating losses acquired in the current year via acquisitions based on information available as of September 30, 2020. The net operating loss carryforwards available for utilization prior to expiration consist of approximately $180 million and $31 million of U.S. federal and foreign net operating loss carryforwards, respectively.
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
6. Debt
Long-term debt consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Senior secured loans (includes unamortized discount of $12,076 and $13,576 based on an imputed interest rate of 5.8% and 5.8%, at September 30, 2020 and December 31, 2019, respectively)	$522,524	$525,074
Less current maturities	(3,185)	(3,193)
Total long-term debt	$519,339	$521,881

Credit Facility
On August 6, 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a new $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of September 30, 2020. The Credit Facility replaced the Company's previous credit agreement. All outstanding balances under our previous credit facility were paid off using proceeds from our new Credit Facility.
On November 26, 2019 (the “Closing Date”), the Company entered into a First Incremental Assumption Agreement (the “Incremental Assumption Agreement”) which provides for a term loan facility to be established under the Credit Facility in an aggregate principal amount of $190.0 million (the “2019 Incremental Term Loan”) which is in addition to the existing $350.0 million term loans outstanding under the Credit Facility and the $60.0 million revolving credit facility under the Credit Facility.
Payment terms
The Term Loans (including the 2019 Incremental Term Loan) are repayable on a quarterly basis beginning on December 31, 2019 by an amount equal to 0.25% (1.00% per annum) of the aggregate principal amount of such loan. Any amount remaining unpaid is due and payable in full on August 6, 2026 (the “Term Loan Maturity Date”).
At the option of the Company, the Term Loans (including the 2019 Incremental Term Loan) accrue interest at a per annum rate based on (i) the Base Rate plus a margin of 2.75% or (ii) the rate (not less than 0.00%) for Eurodollar deposits quoted on the LIBOR01 or LIBOR02 pages on the Reuters Screen, or as otherwise determined in accordance with the Credit Facility (based on a period equal to 1, 2, 3 or 6 months or, if available and agreed to by all relevant Lenders and the Agent, 12 months or such period of less than 1 month) plus a margin of 3.75%. The Base Rate for any day is a rate per annum equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate (not less than 0.00%) in effect on such day plus ½ of 1.00%, and (ii) the Eurodollar rate for a one month interest period beginning on such day plus 1.00%.
Accrued interest on the loans will be paid quarterly or, with respect to loans that are accruing interest based on the Eurodollar rate, at the end of the applicable interest rate period.
Interest rate swaps
On August 6, 2019, the Company also entered into an interest rate hedge instrument for the full 7 year term, effectively fixing our interest rate at 5.4% for the Term Loan. In addition, on November 26, 2019, the Company entered into interest rate swap agreements to hedge the interest rate risk associated with the Company’s floating rate obligations under the 2019 Incremental Term Loan. These interest rate swaps fix the Company's interest rate (including the hedge premium) at 5.4% for the term of the Credit Facility. The interest rate associated with our new $60 million, 5 year, Revolver remains floating.
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At September 30, 2020, the fair value of the interest rate swap was $33.1 million liability as a result of a decline in short term interest rates. In the next twelve months, the Company estimates that $5.8 million will be reclassified from Accumulated other comprehensive income (loss) and recorded as an increase to Interest expense.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
(Loss) gain recognized in Other comprehensive income on derivative financial instruments	$(441)	$(35,497)
(Loss) gain reclassified from Other comprehensive income to Interest expense	$2,013	$3,467
Total Interest expense in which the effects of cash flow hedges are recorded	$5,362	$18,553
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
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of September 30, 2020, the Company had no borrowings outstanding under the Revolver or related sub-facility.
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
In addition, the Credit Facility contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, change in control, bankruptcy and insolvency defaults and material judgment defaults. The occurrence of an event of default could result in the acceleration of Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate. The Term Loan and Revolver are secured by substantially all of the Company's assets. As of September 30, 2020 the Company was in compliance with all covenants under the Credit Facility.
Cash interest costs averaged 5.4% and 6.0% for the nine months ended September 30, 2020 and for the year ended December 31, 2019, respectively. In addition, as of September 30, 2020 and December 31, 2019 the Company had $12.1 million and $13.6 million, respectively, of unamortized deferred financing costs associated with the Credit Facility. These financing costs will be amortized to non-cash interest expense over the remaining term of the Credit Facility.

7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net Loss	$(11,310)	$(12,307)	$(45,550)	$(25,506)
Denominator:
Weighted–average common shares outstanding, basic and diluted	27,220,134	24,568,483	25,725,495	22,550,232
Net loss per common share, basic and diluted	$(0.42)	$(0.50)	$(1.77)	$(1.13)
Due to the net losses for the three and nine months ended September 30, 2020 and September 30, 2019, respectively, basic and diluted loss per share were the same. The following table sets forth the anti–dilutive common share equivalents as of September 30, 2020 and September 30, 2019:

	September 30,
	2020	2019
Stock options	314,310	330,590
Restricted stock awards	168,124	709,444
Restricted stock units	1,744,595	903,643
Performance restricted stock units	66,297	—
Total anti–dilutive common share equivalents	2,293,326	1,943,677

8. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment. The Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC for the three months ended September 30, 2020 and September 30, 2019 totaling $1.8 million and $1.2 million, respectively, and for the nine months ended September 30, 2020 and September 30, 2019 were approximately $5.5 million and $3.7 million, respectively. The remaining purchase obligation after September 30, 2020 through December 31, 2020 is $1.8 million. See Note 11. Related Party Transactions for more information regarding our purchase commitment to this related party.
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
In addition, when we acquire companies, we require that the sellers provide industry standard indemnification for breaches of representations and warranties contained in the acquisition agreement and we will withhold payment of a portion of the purchase price for a period of time in order to satisfy any claims that we may make for indemnification. In certain transactions, we agree with the sellers to purchase a representation and warranty insurance policy that will pay such claims for indemnification. From time to time we may have one or more claims for indemnification pending. Similarly, we may have one or more ongoing negotiations related to the amount of an earnout. Gain contingencies related to indemnification claims are not recognized in our condensed consolidated financial statements until realized.

9. Stockholders' Equity
Registration Statement
On December 12, 2018, the Company filed a registration statement on Form S-3 (File No. 333-228767) (the “2018 S-3”), to register Upland securities in an aggregate amount of up to $250.0 million for offerings from time to time. On May 13, 2019, the Company completed a registered underwritten public offering pursuant to the 2018 S-3 of 3,795,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $42.00 per share. This included the 495,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The net proceeds of the offering of $151.1 million, net of issuance costs of $8.3 million, were used for general business purposes, including the funding of acquisitions.
On August 10, 2020, we filed an additional registration statement on Form S-3 (File No. 333-243728) (the “2020 S-3”). Upon the effectiveness date of the 2020 S-3, the offering of the $90.6 million remaining unsold securities under the 2018 S-3 was deemed terminated. On August 14, 2020, we completed a registered underwritten public offering pursuant to the 2020 S-3 of 3,500,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $34.00 per share. In addition, on August 27, 2020 we closed the sale of an additional 525,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The total net proceeds of the offering, including shares issued pursuant to the fully exercised option, of $130.1 million, net of issuance costs of $6.8 million, will be used for general business purposes, including the funding of future acquisitions.
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of two elements, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ equity section of our condensed consolidated balance sheets and excluded from net income (loss). Our other comprehensive income (loss) consists primarily of foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar, unrealized translation gains (losses) on intercompany loans with foreign subsidiaries, and unrealized gains (losses) on interest rate swaps.
The following table shows the components of accumulated other comprehensive loss, net of income taxes, (“AOCI”) in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2020	December 31, 2019
Foreign currency translation adjustment	$(4,036)	$(4,530)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	(2,371)	883
Unrealized gain (loss) on interest rate swaps	(33,073)	2,424
Total accumulated other comprehensive loss	$(39,480)	$(1,223)
The unrealized translation loss on intercompany loans with foreign subsidiaries as of September 30, 2020 is net of income tax expense of $0.8 million. The income tax expense/benefit allocated to each component of other comprehensive income (loss) for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
The functional currency of our foreign subsidiaries are primarily the local currencies. Results of operations for foreign subsidiaries are translated in United States dollars using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into United States dollars using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss.
The Company had foreign currency denominated intercompany loans that were used to fund the acquisitions of foreign subsidiaries. As of April 1, 2020 the Company amended the loan agreements to be denominated in U.S dollars. Due to the long-term nature of the loans, the unrealized translation gains (losses) resulting from re-measurement are recognized as a component of accumulated other comprehensive income (loss).

Stock-Based Compensation
The Company recognizes stock-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$624	$250	$1,512	$763
Research and development	1,005	683	2,639	1,637
Sales and marketing	968	508	2,415	1,012
General and administrative	8,366	5,746	24,697	15,304
Total	$10,963	$7,187	$31,263	$18,716
Restricted Stock Units
Beginning in 2019, the Company began granting restricted stock units under its 2014 Stock Incentive Plan, in lieu of restricted stock awards, primarily for stock plan administrative purposes. Restricted stock unit activity during the nine months ended September 30, 2020 was as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2019	790,807	$39.55
Units granted	1,320,041	40.24
Units vested	(268,449)	39.77
Awards forfeited	(97,804)	41.60
Unvested balances at September 30, 2020	1,744,595	$39.93
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
PRSU activity during the nine months ended September 30, 2020 was as follows:

	Number of PRSUs Outstanding	Weighted-Average Grant Date Fair Value (1)
Unvested balances at December 31, 2019	—	$—
Units granted	66,297	79.72
Unvested balances at September 30, 2020	66,297	$79.72
(1)    Fair value is calculated based on the grant closing stock price of $41.48 as of February 24, 2020 multiplied by a fair value factor of 192.20% as determined using a Monte Carlo simulation.

Significant assumptions used in the Monte Carlo simulation model for the PRSUs granted during the nine months ended September 30, 2020 are as follows:

September 30, 2020
Expected volatility	45.1%
Risk-free interest rate	1.3%
Remaining performance period (in years)	1.35
Dividend yield	—
Restricted Stock Awards
Restricted share activity during the nine months ended September 30, 2020 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2019	371,217	$28.26
Awards vested	(179,089)	27.47
Awards forfeited	(24,004)	28.45
Unvested balances at September 30, 2020	168,124	$29.08
Stock Option Activity
Stock option activity during the nine months ended September 30, 2020 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2019	329,698	$8.57
Options exercised	(15,169)	5.77
Options expired	(219)	1.79
Outstanding at September 30, 2020	314,310	$8.71

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

Subscription and Support Revenues
The Company's software solutions are available for use as hosted application arrangements under subscription fee agreements without licensing perpetual rights to the software. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company's solution is made available to the customer. As our customers have access to use our solutions over the term of the contract agreement we believe this method of revenue recognition provides a faithful depiction of the transfer of services provided. Our subscription contracts are generally 1 to 3 years in length. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or subscription and support revenues, depending on whether the revenue recognition criteria have been met. Additional fees for monthly usage above the levels included in the standard subscription fee are recognized as subscription and support revenue at the end of each month and is invoiced concurrently. Subscription and support revenue includes revenue related to the Company’s digital engagement application which provides short code connectivity for its two-way short message service (“SMS”) programs and campaigns. As discussed further in the “Principal vs. Agent Considerations” section below, the Company recognizes revenue related to these messaging-related subscription contracts on a gross basis.
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
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including professional services sold with either individual or multiple subscriptions or perpetual licenses. For these contracts, the Company records individual performance obligations separately if they are distinct by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price (“SSP”), of each distinct good or service in the contract.
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
Principal vs. Agent Considerations
The Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) for vendor reseller agreements and messaging-related subscription agreements. Where the Company is the principal, it first obtains control of the inputs to the specific good or service and directs their use to create the combined output. The Company's control is evidenced by its involvement in the integration of the good or service on its platform before it is transferred to its customers, and is further supported by the Company being primarily responsible to its customers and having a level of discretion in establishing pricing. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, the Company places the most weight on the analysis of whether or not it is the primary obligor in the arrangement.
Generally, the Company reports revenues from vendor reseller agreements on a gross basis, meaning the amounts billed to customers are recorded as revenues, and expenses incurred are recorded as cost of revenues. As the Company is primarily obligated in its messaging-related subscription contracts, has latitude in establishing prices associated with its messaging program management services, is responsible for fulfillment of the transaction, and has credit risk, revenue is recorded on a gross basis with related telecom messaging costs incurred from third parties recorded as cost of revenues. Revenues provided from agreements in which the Company is an agent are immaterial.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, and deferred revenues. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in unbilled receivables, which are expected to be billed during the succeeding twelve-month period and are recorded in Unbilled receivables in our condensed consolidated balance sheets. A contract liability results when we receive prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. We recognize contract liabilities as revenues upon satisfaction of the underlying performance obligations. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in Deferred revenue and the remaining portion is recorded in 'Deferred revenue noncurrent' on the accompanying condensed consolidated balance sheets at the end of each reporting period.
Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for maintenance and other services, as well as initial subscription fees. We recognize deferred revenues as revenues when the services are performed, and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of September 30, 2020 and December 31, 2019, unbilled receivables were $6.9 million and $5.1 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized over the expected life of the customer relationships, which has been determined to be approximately 6 years based on historical data and management’s estimate in a pattern similar to how revenue is recognized. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the nine months ended September 30, 2020.
The following table presents the activity impacting deferred commissions for the nine months ended September 30, 2020 (in thousands):

Balance at December 31, 2019	$11,822
Capitalized deferred commissions	7,284
Amortization of deferred commissions	(3,089)
Balance at September 30, 2020	$16,017

Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the nine months ended September 30, 2020, we recognized $63.3 million and $2.6 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period. In addition, during the nine months ended September 30, 2020 we recognized $4.4 million in revenue that was included in the acquired deferred revenue balance of our 2020 acquisition as disclosed in Note 2, Acquisitions.
Remaining Performance Obligations
As of September 30, 2020, approximately $234.5 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 71% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Subscription and support:
United States	$53,356	$36,503	$149,946	$100,778
United Kingdom	9,518	9,334	28,864	28,082
Canada	3,318	2,501	11,260	6,233
Other International	4,800	2,721	12,512	9,664
Total subscription and support revenue	70,992	51,059	202,582	144,757
Perpetual license:
United States	345	830	849	1,882
United Kingdom	—	20	16	37
Canada	14	37	71	94
Other International	52	88	327	194
Total perpetual license revenue	411	975	1,263	2,207
Professional services:
United States	1,865	2,229	6,773	6,764
United Kingdom	432	525	1,621	1,709
Canada	137	114	371	406
Other International	347	163	921	728
Total professional service revenue	2,781	3,031	9,686	9,607
Total revenue	$74,184	$55,065	$213,531	$156,571

11. Related Party Transactions
We are a party to two agreements with companies controlled by a non-management investor in the Company:
•On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement with DevFactory FZ LLC ("DevFactory") to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017. DevFactory is an affiliate of ESW Capital LLC, which holds more than 5% of the Company's capital stock. The Company has an outstanding purchase commitment in 2020 for software development services pursuant to this agreement in the amount of $7.3 million. For years after 2020, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2020 total revenues increase by 10% as compared to 2019 total revenues, then the 2021 purchase commitment will increase by approximately $0.8 million from the 2020 purchase commitment amount to approximately $8.1 million. The Company purchased software development services pursuant to this agreement with DevFactory of $1.8 million and $1.2 million during the three months ended September 30, 2020 and September 30, 2019, respectively, and for the nine months ended September 30, 2020 and September 30, 2019 were approximately $5.5 million and $3.7 million, respectively. As of September 30, 2020 and December 31, 2019 amounts included in accounts payable owed to this company totaled $0.0 million and $1.2 million, respectively.
•The Company purchased services from Crossover, Inc. ("Crossover"), a company controlled by ESW Capital, LLC (a non-management investor) during the three months ended September 30, 2020 and September 30, 2019 of approximately $1.2 million and $0.8 million, respectively, and for the nine months ended September 30, 2020 and September 30, 2019 were approximately $3.7 million and $2.7 million, respectively. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. While there are no purchase commitments with Crossover, the Company continues to use its services in 2020. As of September 30, 2020 and December 31, 2019 amounts included in accounts payable and accrued liabilities owed to this company totaled $1.1 million and $0.4 million, respectively.
The Company has an arrangement with a former subsidiary, Visionael Corporation ("Visionael"), to provide management, human resource, payroll and administrative services. John T. McDonald, the Company's Chief Executive Officer and Chairman of the Board, beneficially holds approximately 26.18% interest in Visionael. The Company received fees from this arrangement of $15,000 for each of the three months ended September 30, 2020 and September 30, 2019, respectively, and $45,000 for each of the nine months ended September 30, 2020 and September 30, 2019, respectively. In connection with its arrangement with Visionael, the Company has provided advances to Visionael to help cover short term working capital needs. As of September 30, 2020 and December 31, 2019 advances to Visionael included in Prepaid and other on the Company’s condensed consolidated balance sheets totaled $0.5 million and $0.3 million, respectively.

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
In response to these changes, we are providing organizations and their knowledge workers with software applications that better align resources with business objectives and increase visibility, governance, collaboration, quality of customer experience, and responsiveness to changes in the business environment. This results in increased work capacity, higher productivity, better execution, and greater levels of customer engagement. Our applications are easy-to-use, scalable, and offer real-time collaboration for knowledge workers distributed on a local or global scale. Our software applications address diverse enterprise work challenges and our four cloud offerings are as follows:
•Customer Experience Management Cloud. The Upland Customer Experience Management Cloud (“CXM Cloud”), enables organizations to manage the complete customer lifecycle from awareness to acquisition to advocacy across multiple channels - including email, short message service (“SMS”), multimedia messaging service (“MMS”), web, social, and mobile apps.
•Enterprise Sales and Marketing Cloud. The Upland Enterprise Sales and Marketing Cloud (“ESM Cloud”) enables sales and marketing organizations to optimize sales activities, digital content production, automate key proposal and reference processes, and track key metrics to more effectively and predictably drive revenue retention and growth.
•Project and IT Management Cloud. The Upland Project and IT Management Cloud (“PITM Cloud”) enables professional services and information technology (“IT”) organizations to better manage services delivery, project portfolios, enterprise knowledge sharing and spending across projects and IT/telecom infrastructure.
•Document Workflow Cloud. The Upland Document Workflow Cloud (“DW Cloud) enables enterprises to manage and automate document intensive business processes with data security through scan and fax platforms, data monitoring and breach prevention capabilities, and the automated routing of content to its final destination.
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
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. We have more than 10,000 customers with over 1,000,000 users across a broad range of industries, including financial services, retail, technology, manufacturing, legal, education, consumer goods, media, telecommunications, government, non-profit, food and beverage, healthcare and life sciences.

Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in the product solution categories listed above, each of which addresses a specific enterprise work management need. Our revenue has grown from $22.8 million in 2012 to $222.6 million in 2019 (and to $213.5 million for the nine months ended September 30, 2020), representing an approximate 878% growth rate between 2012 and 2019. During the nine months ended September 30, 2020 foreign revenue as a percent of total revenue decreased to 26% compared to 30% during the year ended December 31, 2019. See Note 10. Revenue Recognition in the notes to our unaudited condensed consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
In the fourth quarter of 2019, in connection with the periodic review of its business and in light of Upland’s new go-to-market strategy that is centered on thematic solution suites of related products, Upland decided to divest of and/or sunset certain minor non-strategic customer contracts and related website management and analytics assets (collectively referred to as “Sunset Assets”). Refer to Note 2, Acquisitions and Note 4, Goodwill and Other Intangible Assets in our condensed consolidated financial statements for further discussion.
To support continued growth, we intend to pursue acquisitions within our core enterprise solution suites of complementary technologies and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. Consistent with our growth strategy, we have made twenty-six acquisitions from February 2012 through September 30, 2020.
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
As approximately 96% of our revenue is associated with recurring revenue, with minimal organic growth assumptions, the disruptions related to the pandemic did not have a material adverse impact on our financial results for the nine months ended September 30, 2020. While we have limited exposure to the industry verticals that have been hardest hit by the pandemic (including the travel, transportation, entertainment and retail industries) we have seen an impact to new bookings and churn which we attribute to COVID-19. We currently expect to see a continued impact to new bookings and churn during the fourth quarter of 2020 as a result of the pandemic. To date in 2020, the impact to new bookings and churn attributable to Covid-19 has been more than offset by strength in our cloud offerings that enable our customers to digitally transform their organizations at a time when they must adapt to remote work and digital engagement even more quickly. We expect that current cash and cash equivalent balances and cash flows generated from operations will be sufficient to meet our domestic and international working capital needs for at least the next 12 months.
During the second and third quarters of 2020 we paused our acquisition activity in order to gauge the overall economic impact of the pandemic and focus on evaluating our pipeline of opportunities. This resulted in a steady decrease in acquisition related expenses over this period. When acquisition activity picks up in future quarters, this downward trend in quarterly acquisition related expenses could flatten and potentially increase depending upon the size, timing and complexity of future acquisitions.
Key Metrics
In addition to the GAAP financial measures described below in “Components of Operating Results,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions.

Adjusted EBITDA
We monitor our Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), calculated in accordance with GAAP, plus depreciation and amortization expense, interest expense, net, other expense (income), net, provision for (benefit from) income taxes, stock-based compensation expense, acquisition-related expenses, and purchase accounting adjustments for deferred revenue.
The following table represents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(11,310)	$(12,307)	$(45,550)	$(25,506)
Add:
Depreciation and amortization expense	11,696	8,570	35,091	23,722
Interest expense, net	8,078	5,517	23,594	15,879
Loss on debt extinguishment	—	2,317	—	2,317
Other expense (income), net	(598)	228	819	1,681
Provision for (benefit from) income taxes	1,149	547	(3,811)	(6,166)
Stock-based compensation expense	10,963	7,187	31,263	18,716
Acquisition-related expense	3,574	7,457	24,513	24,444
Purchase accounting deferred revenue discount	1,408	1,176	7,381	2,458
Adjusted EBITDA	$24,960	$20,692	$73,300	$57,545
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$70,992	96%	$51,059	93%	$202,582	95%	$144,757	92%
Perpetual license	411	1%	975	2%	1,263	1%	2,207	1%
Total product revenue	71,403	97%	52,034	95%	203,845	96%	146,964	93%
Professional services	2,781	3%	3,031	5%	9,686	4%	9,607	7%
Total revenue	74,184	100%	55,065	100%	213,531	100%	156,571	100%
Cost of revenue:
Subscription and support (1)(3)	23,562	32%	14,678	27%	64,701	30%	42,574	27%
Professional services (1)	2,021	2%	1,995	3%	6,755	3%	5,470	4%
Total cost of revenue	25,583	34%	16,673	30%	71,456	33%	48,044	31%
Gross profit	48,601	66%	38,392	70%	142,075	67%	108,527	69%
Operating expenses:
Sales and marketing (1)	11,760	16%	8,709	16%	34,511	16%	23,680	15%
Research and development (1)	10,400	14%	7,434	14%	30,308	14%	20,840	13%
Refundable tax credits	(433)	(1)%	(133)	—%	(929)	—%	(304)	—%
General and administrative (1)(2)	16,864	23%	12,196	22%	51,195	24%	34,232	22%
Depreciation and amortization	9,117	12%	6,427	12%	27,425	13%	17,430	11%
Acquisition-related expenses	3,574	5%	7,457	12%	24,513	11%	24,444	16%
Total operating expenses	51,282	69%	42,090	76%	167,023	78%	120,322	77%
Loss from operations	(2,681)	(3)%	(3,698)	(6)%	(24,948)	(11)%	(11,795)	(8)%
Other Expense:
Interest expense, net	(8,078)	(11)%	(5,517)	(10)%	(23,594)	(11)%	(15,879)	(10)%
Loss on debt extinguishment	—	—%	(2,317)	(4)%	—	—%	(2,317)	(1)%
Other income (expense), net	598	1%	(228)	(1)%	(819)	—%	(1,681)	(2)%
Total other expense	(7,480)	(10)%	(8,062)	(15)%	(24,413)	(11)%	(19,877)	(13)%
Loss before provision for income taxes	(10,161)	(13)%	(11,760)	(21)%	(49,361)	(22)%	(31,672)	(21)%
Benefit from (provision for) income taxes	(1,149)	(2)%	(547)	(1)%	3,811	1%	6,166	5%
Net loss	$(11,310)	(15)%	$(12,307)	(22)%	$(45,550)	(21)%	$(25,506)	(16)%
Net loss per common share, basic and diluted	$(0.42)		$(0.50)		$(1.77)		$(1.13)
Weighted-average common shares outstanding, basic and diluted	27,220,134		24,568,483		25,725,495		22,550,232

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 9 — Stockholders' Equity.
(2) Includes General and administrative stock-based compensation of $8.4 million and $5.7 million for the three months September 30, 2020 and September 30, 2019, respectively, and $24.7 million and $15.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 11% and 12% for the three months ended September 30, 2020 and September 30, 2019, respectively, and 12% and 12% for the nine months ended September 30, 2020 and September 30, 2019, respectively..

(3) Includes depreciation and amortization of $2.6 million and $2.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $7.7 million and $6.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Revenue:
Subscription and support	$70,992	$51,059	39%	$202,582	$144,757	40%
Perpetual license	411	975	(58)%	1,263	2,207	(43)%
Total product revenue	71,403	52,034	37%	203,845	146,964	39%
Professional services	2,781	3,031	(8)%	9,686	9,607	1%
Total revenue	$74,184	$55,065	35%	$213,531	$156,571	36%

Percentage of revenue:
Subscription and support	96%	93%		95%	92%
Perpetual license	1%	2%		1%	1%
Total product revenue	97%	95%		96%	93%
Professional services	3%	5%		4%	7%
Total revenue	100%	100%		100%	100%
For the Three Months Ended September 30, 2020
Total revenue was $74.2 million in the three months ended September 30, 2020, compared to $55.1 million in the three months ended September 30, 2019, an increase of $19.1 million, or 35%. The acquisitions not fully in the comparative period contributed $14.6 million to the increase after the reduction of $1.4 million purchase accounting deferred revenue discount in the three months ended September 30, 2020. Total revenue related to Sunset Assets declined by $1.2 million as a result of decreased sales and marketing focus on those Sunset Assets. Our organic business (the “Organic Business”) excludes acquisitions closed during or subsequent to the prior year comparable period and business operations related to Sunset Assets. Therefore, total revenue for our Organic Business increased by $5.7 million , or 11%. The increase in revenue from our Organic Business was primarily driven by an increase in CXM usage from US election-year presidential campaigns.
Subscription and support revenue was $71.0 million in the three months ended September 30, 2020, compared to $51.1 million in the three months ended September 30, 2019, an increase of $19.9 million, or 39%. The acquisitions not fully in the comparative period contributed $14.1 million to the increase in subscription and support revenue after the reduction of $1.4 million purchase accounting deferred revenue discount in the three months ended September 30, 2020. Subscription and support revenue related to our Sunset Assets decreased $1.1 million as a result of decreased sales and marketing focus on those Sunset Assets. Therefore, subscription and support revenue for our Organic Business increased by $6.9 million, or 14%. The increase in subscription and support revenue from our Organic Business was primarily driven by an increase in CXM usage from US election-year presidential campaigns.
Perpetual license revenue was $0.4 million in the three months ended September 30, 2020, compared to $1.0 million in the three months ended September 30, 2019, a decrease of $0.6 million, or 58%. The entire decrease relates to our Organic Business, as we continue to focus on growth in subscription and support revenue.
Professional services revenue was $2.8 million in the three months ended September 30, 2020, compared to $3.0 million in the three months ended September 30, 2019, a decrease of $0.2 million, or 8%. The acquisitions not fully in the comparative period contributed $0.5 million to the increase in professional services revenue in the three months ended September 30, 2020. Professional services revenue related to our Sunset Assets decreased $0.1 million as a result of decreased sales and marketing focus on those Sunset Assets. Therefore, professional services revenue for our Organic Business decreased by $0.6 million, or 23%, due primarily to a reduction in on-site professional service work as a result of COVID-19 related travel impacts and restrictions.

For the Nine Months Ended September 30, 2020
Total revenue was $213.5 million in the nine months ended September 30, 2020, compared to $156.6 million in the nine months ended September 30, 2019, an increase of $56.9 million, or 36%. The acquisitions not fully in the comparative period contributed $49.8 million to the increase after the reduction of $7.4 million purchase accounting deferred revenue discount in the nine months ended September 30, 2020. Total Revenue related to Sunset Assets decreased by $3.2 million as a result of decreased sales and marketing focus on those Sunset Assets. Therefore, total revenue for the Organic Business increased by $10.3 million, or 7%. The increase in revenue from our Organic Business was primarily driven by an increase in CXM usage from US election-year presidential campaigns.
Subscription and support revenue was $202.6 million in the nine months ended September 30, 2020, compared to $144.8 million in the nine months ended September 30, 2019, an increase of $57.8 million, or 40%. The acquisitions not fully in the comparative period contributed $47.9 million to the increase in subscription and support revenue after the reduction of $7.4 million purchase accounting deferred revenue discount in the nine months ended September 30, 2020. Subscription and support revenue related to our Sunset Assets decreased $2.9 million as a result of decreased sales and marketing focus on those Sunset Assets. Therefore, subscription and support revenue from our Organic Business increased by $12.8 million, or 10%. The increase in subscription and support revenue from our Organic Business was primarily driven by an increase in CXM usage from US election-year presidential campaigns.
Perpetual license revenue was $1.3 million in the nine months ended September 30, 2020, compared to $2.2 million in the nine months ended September 30, 2019, a decrease of $1.0 million, or 43%. The entire decrease relates to our Organic Business, as we continue to focus on growth in subscription and support revenue.
Professional services revenue was $9.7 million in the nine months ended September 30, 2020, compared to $9.6 million in the nine months ended September 30, 2019, an increase of $0.1 million, or 1%. The acquisitions not fully in the comparative period contributed $1.9 million to the increase in professional services revenue in the nine months ended September 30, 2020. Professional services revenue related to our Sunset Assets decreased by $0.3 million as a result of decreased sales and marketing focus on those Sunset Assets. Therefore, professional services revenue from our Organic Business decreased by $1.5 million, or 18%, due primarily to COVID-19 related travel impacts.
Cost of Revenue and Gross Profit Percentage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$23,562	$14,678	61%	$64,701	$42,574	52%
Professional services	2,021	1,995	1%	6,755	5,470	23%
Total cost of revenue	25,583	16,673	53%	71,456	48,044	49%
Gross profit	$48,601	$38,392		$142,075	$108,527

Percentage of total revenue:
Subscription and support (1)	32%	27%		30%	27%
Professional services	2%	3%		3%	4%
Total cost of revenue	34%	30%		33%	31%
Gross profit	66%	70%		67%	69%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$37	$197		$153	$716
Amortization	$2,542	$1,946		$7,513	$5,576
Stock Compensation	$624	$250		$1,512	$763
For the Three Months Ended September 30, 2020
Cost of subscription and support revenue was $23.6 million in the three months ended September 30, 2020, compared to $14.7 million in the three months ended September 30, 2019, an increase of $8.9 million, or 61%. The acquisitions not fully in the comparative period contributed $4.5 million to the increase to cost of subscription and support revenue, primarily related to costs associated with the delivery of the CIMPL, InGenius, Altify, and Localytics products. Cost of subscription and support revenue related to our Sunset Assets decreased $0.1 million. Therefore, cost of subscription and support revenue for our Organic Business increased by $4.5 million, primarily related to an increase in telecom messaging costs related to an increase in CXM usage from US election-year presidential campaigns.
Cost of professional services revenue remained flat at $2.0 million for the comparable periods. The acquisitions not fully in the comparative period resulted in a $0.3 million increase in the cost of professional services revenue, primarily related to personnel and related costs. Therefore, cost of professional services revenue for our Organic Business decreased by $0.3 million, primarily related to personnel and related expenses, most of which were the result of our planned operating efficiencies.
For the Nine Months Ended September 30, 2020
Cost of subscription and support revenue was $64.7 million in the nine months ended September 30, 2020, compared to $42.6 million in the nine months ended September 30, 2019, an increase of $22.1 million, or 52%. The acquisitions not fully in the comparative period contributed $14.9 million to the increase to cost of subscription and support revenue, primarily related to costs associated with the delivery of the CIMPL, InGenius, Altify, and Localytics products. Cost of subscription and support revenue related to our Sunset Assets decreased $0.3 million primarily related to hosting and infrastructure costs. Therefore, cost of subscription and support revenue for the organic portion of our business increased by $7.5 million, primarily related to an increase in messaging costs related to an increase in CXM usage from US election-year presidential campaigns.
Cost of professional services revenue was $6.8 million in the nine months ended September 30, 2020, compared to $5.5 million in the nine months ended September 30, 2019, an increase of $1.3 million, or 23%. The acquisitions not fully in the comparative period contributed $1.4 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs. Therefore, cost of professional services revenue for our Organic Business decreased by $0.1 million.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Sales and marketing (1)	$11,760	$8,709	35%	$34,511	$23,680	46%
Percentage of total revenue	16%	16%		16%	15%

(1) Includes stock compensation expense as follows:
Stock Compensation	$968	$508		$2,415	$1,012
For the Three Months Ended September 30, 2020
Sales and marketing expense was $11.8 million in the three months ended September 30, 2020, compared to $8.7 million in the three months ended September 30, 2019, an increase of $3.1 million, or 35%. The acquisitions not fully in the comparative period contributed $2.9 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs. Sales and marketing expense related to our Sunset Assets decreased by $0.1 million primarily due to reductions in personnel costs. Therefore, sales and marketing expense for our Organic Business increased $0.3 million in the comparative periods, primarily attributable to personnel and related costs associated with our new and ongoing go-to-market investments.

For the Nine Months Ended September 30, 2020
Sales and marketing expense was $34.5 million in the nine months ended September 30, 2020, compared to $23.7 million in the nine months ended September 30, 2019, an increase of $10.8 million, or 46%. The acquisitions not fully in the comparative period contributed $10.9 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in the nine months ended September 30, 2020. Sales and marketing expense related to our Sunset Assets decreased by $0.5 million primarily due to reductions in personnel costs. Therefore, sales and marketing expense for the organic portion of our business increased by $0.4 million, primarily attributable to personnel and related costs associated with our new and ongoing go-to-market investments.
Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Research and development (1)	$10,400	$7,434	40%	$30,308	$20,840	45%
Refundable tax credits	(433)	(133)	226%	(929)	(304)	206%
Total research and development	$9,967	$7,301	37%	$29,379	$20,536	43%

Percentage of total revenue:
Research and development	14%	14%		14%	13%
Refundable tax credits	(1)%	—%		—%	—%
Total research and development	13%	14%		14%	13%

(1) Includes stock compensation expense as follows:
Stock Compensation	$1,005	$683		$2,639	$1,637
For the Three Months Ended September 30, 2020
Research and development expense was $10.4 million in the three months ended September 30, 2020, compared to $7.4 million in the three months ended September 30, 2019, an increase of $3.0 million, or 40%. The acquisitions not fully in the comparative period contributed $2.3 million to the increase in research and development expense primarily consisting of personnel and related costs. Research and development expense related to our Sunset Assets decreased by $0.1 million primarily due to reductions in personnel costs. Therefore, research and development costs for our Organic Business increased by $0.8 million primarily related to an increase in non-cash stock compensation expense and outsourced technology services costs.
For the Nine Months Ended September 30, 2020
Research and development expense was $30.3 million in the nine months ended September 30, 2020, compared to $20.8 million in the nine months ended September 30, 2019, an increase of $9.5 million, or 45%. The acquisitions not fully in the comparative period contributed $8.5 million to the increase in research and development expense primarily consisting of personnel and related costs. Research and development expense related to our Sunset Assets decreased by $0.2 million primarily due to reductions in personnel costs. Therefore, research and development costs for our Organic Business increased by $1.2 million primarily related to an increase in non-cash stock compensation expense and outsourced technology services costs.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
General and administrative (1)	$16,864	$12,196	38%	$51,195	$34,232	50%
Percentage of total revenue	23%	22%		24%	22%

(1) Includes stock compensation expense as follows:
Stock Compensation	$8,366	$5,746		$24,697	$15,304
For the Three Months Ended September 30, 2020
General and administrative expense was $16.9 million in the three months ended September 30, 2020, compared to $12.2 million in the three months ended September 30, 2019, an increase of $4.7 million, or 38%. An increase in general administrative expense of $0.3 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related costs and administrative expenses. Therefore, general and administrative expense for our Organic Business increased by $4.4 million, which was driven primarily by increased non-cash stock compensation expense, and also includes investment in our new go-to-market leadership team and other personnel related expenses, and costs incurred related to the implementation of our new enterprise resource planning (“ERP”) system.
For the Nine Months Ended September 30, 2020
General and administrative expense was $51.2 million in the nine months ended September 30, 2020, compared to $34.2 million in the nine months ended September 30, 2019, an increase of $17.0 million, or 50%. An increase in general administrative expense of $1.6 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related costs and administrative expenses. Therefore, general and administrative expense for our Organic Business increased by $15.4 million, which was driven primarily by increased non-cash stock compensation expense, and also includes investment in our new go-to-market leadership team and other personnel related expenses, and costs incurred related to the implementation of our new ERP system.
Depreciation and Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$437	$361	21%	$1,351	$953	42%
Amortization	8,680	6,066	43%	26,074	16,477	58%
Total depreciation and amortization	$9,117	$6,427	42%	$27,425	$17,430	57%

Percentage of total revenue:
Depreciation	—%	1%		1%	2%
Amortization	12%	11%		12%	11%
Total depreciation and amortization	12%	12%		13%	11%
For the Three Months Ended September 30, 2020
Depreciation and amortization expense was $9.1 million in the three months ended September 30, 2020, compared to $6.4 million in the three months ended September 30, 2019, an increase of $2.7 million, or 42%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $2.9 million, primarily related to acquired intangible assets such as customer relationships, developed technology and tradenames. Therefore, depreciation and amortization expense for our Organic Business decreased by $0.2 million in the comparative periods.

For the Nine Months Ended September 30, 2020
Depreciation and amortization expense was $27.4 million in the nine months ended September 30, 2020, compared to $17.4 million in the nine months ended September 30, 2019, an increase of $10.0 million, or 57%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $10.2 million, primarily related to acquired intangible assets such as customer relationships, developed technology and tradenames. . Therefore, depreciation and amortization expense for our Organic Business decreased by $0.2 million in the comparative periods.
Acquisition-related Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Acquisition-related expenses	$3,574	$7,457	(52)%	$24,513	$24,444	—%
Percentage of total revenue	5%	12%		11%	16%
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
For the Three Months Ended September 30, 2020
Acquisition-related expense was $3.6 million in the three months ended September 30, 2020, compared to $7.5 million in the three months ended September 30, 2019, a decrease of $3.9 million, or 52%. During the three months ended September 30, 2020 and September 30, 2019 transaction related expenses were $0.0 million and $2.2 million, respectively, and transformational expenses were $3.6 million and $5.3 million, respectively. Transaction costs decreased compared to the same period in 2019 as a result of a slowdown in our new acquisition activity in 2020 as a result of the COVID-19 pandemic. We closed no transactions during the three months ended September 30, 2020 compared to one transaction during the same period in prior year. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel and related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. These accelerated rent related expenses increased $0.5 million to $0.8 million during the three months ended September 30, 2020 from $0.3 million during the same period in 2019.
For the Nine Months Ended September 30, 2020
Acquisition related expense was $24.5 million the nine months ended September 30, 2020, compared to $24.4 million in the nine months ended September 30, 2019 an increase of $0.1 million, or 0%. During the nine months ended September 30, 2020 and September 30, 2019 transaction related expenses were $3.5 million and $6.2 million, respectively, and transformational expenses were $20.9 million and $18.2 million, respectively. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel and related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. These accelerated rent related expenses increased $3.4 million to $4.0 million during the nine months ended September 30, 2020 from $0.6 million during the same period in 2019.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Other expense:
Interest expense, net	$(8,078)	$(5,517)	46%	$(23,594)	$(15,879)	49%
Loss on debt extinguishment	—	(2,317)	(100)	—	(2,317)	(100)
Other income (expense), net	598	(228)	(362)%	(819)	(1,681)	(51)%
Total other expense	$(7,480)	$(8,062)	(7)%	$(24,413)	$(19,877)	23%

Percentage of total revenue:
Interest expense, net	(11)%	(10)%		(11)%	(10)%
Loss on debt extinguishment	—%	(4)%		—%	(1)%
Other income (expense), net	1%	(1)%		—%	(2)%
Total other expense	(10)%	(15)%		(11)%	(13)%
For the Three Months Ended September 30, 2020
Interest expense was $8.1 million in the three months ended September 30, 2020, compared to $5.5 million in the three months ended September 30, 2019, an increase in interest expense of $2.6 million, or 46%. The increase is primarily attributable to increased borrowing under our credit facility used to fund our acquisitions. As of September 30, 2020 debt outstanding under our credit facility was $534.6 million compared to $350.0 million in debt outstanding as of September 30, 2019.
During the three months ended September 30, 2019, we recorded a $2.3 million loss on debt extinguishment related to the successful completion of our new credit facility, which resulted in the write-off of the remaining deferred debt offering costs from our previous credit facility. See the “Liquidity and Capital Resources” section herein for further discussion regarding our new credit facility.
Other income was $0.6 million in the three months ended September 30, 2020, compared to other expense of $0.2 million in the three months ended September 30, 2019. Other income recognized in the three months ended September 30, 2020 was due primarily to foreign currency exchange gains in our UK entities.
For the Nine Months Ended September 30, 2020
Interest expense was $23.6 million in the nine months ended September 30, 2020, compared to $15.9 million in the nine months ended September 30, 2019, an increase in interest expense of $7.7 million, or 49%. The increase is primarily attributable to increased borrowing under our credit facility used to fund our acquisitions. As of September 30, 2020 debt outstanding under our credit facility was $534.6 million compared to $350.0 million in debt outstanding as of September 30, 2019.
During the nine months ended September 30, 2019, we recorded a $2.3 million loss on debt extinguishment related to the successful completion of our new credit facility, which resulted in the write-off of the remaining deferred debt offering costs from our previous credit facility. See the “Liquidity and Capital Resources” section herein for further discussion regarding our new credit facility.
Other expense was $0.8 million in the nine months ended September 30, 2020, compared to other expense of $1.7 million in the nine months ended September 30, 2019. Other expense recognized in the nine months ended September 30, 2020 and September 30, 2019 related primarily to foreign currency exchange losses in our UK entities.

Benefit from (Provision for) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change

	(dollars in thousands)
Benefit from (provision for) income taxes	$(1,149)	$(547)	110%	$3,811	$6,166	(38)%
Percentage of total revenue	(2)%	(1)%		1%	5%
For the Three Months Ended September 30, 2020
Provision for income taxes was $1.1 million in the three months ended September 30, 2020, compared to a provision for income taxes of $0.5 million in the three months ended September 30, 2019, an increase of $0.6 million. The change in provision was due primarily to the increase in deferred tax liabilities in our UK entities associated with the change in the applicable UK tax rate.
For the Nine Months Ended September 30, 2020
The benefit from income taxes was $3.8 million in the nine months ended September 30, 2020, compared to a benefit from income taxes of $6.2 million in the nine months ended September 30, 2019, a decrease of $2.4 million. This decrease was due primarily to an increase in deferred tax liabilities during the current period in our UK entities associated with the change in the applicable UK tax rate, and decreased benefits recognized during the current period attributable to the release of valuation allowances associated with acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allow us to recognize certain deferred tax assets that had previously been offset by a valuation allowances.
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
As of September 30, 2020, we had cash and cash equivalents of $233.0 million, $60.0 million of available borrowings under our credit facility, as discussed below, and $534.6 million of borrowings outstanding under our credit facility. As of December 31, 2019, we had cash and cash equivalents of $175.0 million, $60.0 million of available borrowings under our Credit Facility, and $538.7 million of borrowings outstanding under our credit facility. The $57.9 million increase in cash and cash equivalents from December 31, 2019 to September 30, 2020 includes $130.1 million in proceeds from our August 2020 secondary stock offering and a $67.7 million cash payment for an acquisition in February 2020. Our cash and cash equivalents held by our foreign subsidiaries was $26.0 million as of September 30, 2020. If these funds held by our foreign subsidiaries are needed for our domestic operations, a repatriation of these funds would require us to accrue and pay dividend withholding taxes in the foreign jurisdictions where applicable and accrue and pay U.S. taxes to the extent such dividend income exceeds our ability to utilize net operating losses. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of September 30, 2020 and December 31, 2019, we had a working capital surplus of $178.8 million and surplus of $109.5 million, respectively, which includes $78.5 million and $76.6 million of deferred revenue recorded as a current liability as of September 30, 2020 and December 31, 2019, respectively. This deferred revenue will be recognized as revenue in future periods in accordance with our revenue recognition policy.
Credit Facility
On August 6, 2019, we entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of September 30, 2020. The Credit Facility replaced our previous credit facility. All outstanding balances under our previous credit facility were paid off using proceeds from our current Credit Facility.
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
The Credit Facility has no financial covenants as long as less than 35% of the Revolver is drawn as of the last day of any fiscal quarter. The credit facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The Credit Facility contains certain non-financial restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of September 30, 2020 we were in compliance with all covenants under the Credit Facility. See Note 6. Debt for more information regarding our Credit Facility and outstanding debt as of September 30, 2020.
Registration Statements
On December 12, 2018, the Company filed a registration statement on Form S-3 (File No. 333-228767) (the “2018 S-3”), to register Upland securities in an aggregate amount of up to $250.0 million for offerings from time to time. In connection with the filing of the S-3 the Company withdrew its previous registration statement filed on May 12, 2017 which registered Upland securities in an aggregate amount of up to $75.0 million of which $29.0 million in aggregate offering price remained available for issuance at the time of withdrawal.
In May 13, 2019, we completed a registered underwritten public offering pursuant to the 2018 S-3 of 3,795,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $42.00 per share. This included the 495,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The net proceeds of the offering of $151.1 million, net of issuance costs of $8.3 million, will be used for general business purposes, including the funding of future acquisitions. As of September 30, 2020 an aggregate amount of up to $90.6 million of Upland securities remain available for issuance under the S-3.
On August 10, 2020, we filed an additional registration statement on Form S-3 (File No. 333-243728) (the “2020 S-3”). Upon the effectiveness date of the 2020 S-3, the offering of the $90.6 million remaining unsold securities under the 2018 S-3 was deemed terminated.
On August 14, 2020, we completed a registered underwritten public offering pursuant to the 2020 S-3 of 3,500,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $34.00 per share. In addition, on August 27, 2020 we closed the sale of an additional 525,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The total net proceeds of the offering, including shares issued pursuant to the fully exercised option, of $130.1 million, net of issuance costs of $6.8 million, will be used for general business purposes, including the funding of future acquisitions.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019

	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$14,152	$5,054
Net cash used in investing activities	(68,685)	(106,932)
Net cash provided by financing activities	112,077	198,144
Effect of exchange rate fluctuations on cash	404	302
Change in cash and cash equivalents	57,948	96,568
Cash and cash equivalents, beginning of period	175,024	16,738
Cash and cash equivalents, end of period	$232,972	$113,306
Cash Flows from Operating Activities
Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Included in net cash provided by operations are one-time acquisition related expenses incurred for up to four quarters after each acquisition to transact and transform the acquired business into the Company's unified operating platform. Additionally, operating cash flows includes the impact of earn-outs payments in excess of original purchase accounting estimates. Our working capital consists primarily of cash, receivables from customers, prepaid assets, unbilled professional services, deferred commissions, accounts payable, accrued compensation and other accrued expenses, acquisition related earnout and holdback liabilities, lease liabilities, and deferred revenues. The volume of professional services rendered, the volume and timing of customer bookings and contract renewals, and the related timing of collections on those bookings and renewals, as well as the timing of spending commitments and payments of our accounts payable, accrued expenses, accrued payroll and related benefits, all affect these account balances.
Cash provided by operating activities was $14.2 million for the nine months ended September 30, 2020 compared to $5.1 million for the nine months ended September 30, 2019, an increase of $9.1 million. This increase in operating cash flow is generally attributable to the Company’s increased size and scale. This year-over-year increase in operating cash flow is in spite of net working capital uses of cash of $8.9 million for the nine months ended September 30, 2020 compared to $6.7 million for the same period in 2019. Working capital sources of cash for the nine months ended September 30, 2020 included a $13.1 million decrease in accounts receivable related to the timing of collections. Working capital uses of cash for the nine months ended September 30, 2020 included a $10.1 million increase in prepaids and other related primarily to an increase in capitalized commissions related to our acquisitions, a $1.8 million decrease in accounts payable, a $1.4 million decrease in deferred revenue, and a $8.8 million decrease in accrued expenses, which is attributable primarily to the payment of the Company’s annual bonus at the beginning of the year and timing differences.
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
For the nine months ended September 30, 2020, cash used in investing activities consisted of $67.7 million associated with the acquisition of Localytics which closed during the nine months ended September 30, 2020, the purchases of property and equipment of $0.8 million, and the purchase of customer relationships of $0.2 million. Cash used in investing activities decreased $38.2 million for the nine months ended September 30, 2020 compared to the same period in 2019 primarily as a result of a pause in acquisition activity in 2020 due to the COVID-19 pandemic.
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
Cash provided by financing activities decreased $86.1 million for the nine months ended September 30, 2020 compared to the same period in 2019. During the nine months ended September 30, 2020, we made net payments on our notes payable balance of $4.2 million compared to a net increase in our notes payable balance of $59.1 million in 2019 as a result of the paydown of our previous credit facility and entry into our new expanded credit facility. During the nine months ended September 30, 2020, we received net proceeds from the issuance of common stock of $130.2 million compared to $151.5 million in 2019. During the nine months ended September 30, 2020, we paid $11.7 million in additional consideration to sellers of acquired businesses related to holdback and earnout payments compared to $5.9 million in 2019. During the nine months ended September 30, 2020, we paid $2.1 million in taxes on behalf of employees related to net share settlements of restricted stock vesting events which decreased from the $6.1 million in net share settlement payments in 2019 as a result of the election in 2020 to sell shares to cover employee taxes on stock compensation vestings. During the nine months ended September 30, 2020, we made principal payments of $0.1 million on finance leases compared to $0.5 million in 2019 as a result of certain finance leases expiring in 2020.
Off-Balance Sheet Arrangements
During the nine months ended September 30, 2020 and September 30, 2019, respectively, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 6, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and nine months ended September 30, 2020, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 2, 2020. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. The statement of operations impact is mitigated by having an offsetting liability in deferred revenue to partially or completely offset against the outstanding receivable if an account should become uncollectible. Our cash balances are kept in customary operating accounts, a portion of which are insured by the Federal Deposit Insurance Corporation, and uninsured money market accounts. The majority of our cash balances in money market accounts are with the lender under our Credit Facility. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We also have not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. In conjunction with our $350 million, 7 year, term loan, and subsequent entry into an additional $190 million in incremental term loans under the Credit Facility, we entered into interest rate hedge instruments for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our new $60 million, 5 year, revolving credit facility remains floating. As of September 30, 2020, we had a principal balance of $534.6 million under our Credit Facility. As there was no debt outstanding under our revolving credit facility as of September 30, 2020, a hypothetical change of 100 basis points would result in no change to interest expense.
Foreign Currency Exchange Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, which expose us to foreign exchange rate risk. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. In addition, our customers are generally invoiced in the currency of the country in which they are located. We are exposed to foreign exchange rate fluctuations as the financial results of our international operations are translated from the local functional currency into U.S. dollars upon consolidation. A decline in the U.S. dollar relative to foreign functional currencies would increase our non-U.S. revenue and improve our operating results. Conversely, if the U.S. dollar strengthens relative to foreign functional currencies, our revenue and operating results would be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $4.6 million for the nine months ended September 30, 2020. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of such date as a result of the material weakness in our internal control over financial reporting related to our annual accounting for income taxes as described in Part II, Item 9A, "Controls and Procedures", of our most recently filed Annual Report on Form 10-K.
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
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

UPLAND SOFTWARE, INC.
Dated: November 6, 2020	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer