Form 10-K
period 2020-12-31
Upland Software, Inc.
filed 2021-02-25
CIK 1505155

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $738 million based upon the closing price of $34.76 of such common stock on the Nasdaq Global Market on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2020 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 19, 2021, 29,987,114 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:
Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2021 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

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
•our ability to expand our go to market operations, including our marketing and sales organization, and successfully increase sales of our products;
•our ability to obtain financing in the future on acceptable terms or at all;
•our expectations with respect to revenue, cost of revenue and operating expenses in future periods;
•our ability to adapt to the impacts on the global economy associated with the ongoing COVID-19 pandemic;
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
•the operation, reliability and security of our third-party data centers;
•the risk that we did not consider another contingency included in this list;
•our expectations as to the payment of dividends; and
•other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

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
All references to “Upland,” “we,” “us” or “our” mean Upland Software, Inc.

Item 1.    Business
Upland provides cloud-based software that enables our customers to drive digital transformation in the following business functions:
•Marketing. Digital marketing, e-commerce, and customer service teams use our applications to interact with consumers across multiple channels to acquire new customers, drive product and service utilization, resolve issues, and build brand loyalty. Our applications deliver value to the customer experience, or CX, focused organizations across a variety of use cases including mobile messaging, mobile application marketing, Voice of Customer engagement, or VoC, email marketing, knowledge management and call center productivity. Our teams bring deep industry experience in orchestrating campaigns and interactions that consumers want and value.
•Sales. Sales teams employ our applications to drive growth through deeper customer engagement, reduced sales cycle times, and overall improved collaboration between sales, marketing, and other customer-facing functions. We offer applications that help organizations optimize their sales opportunity and account management processes, coordinate proposal and reference activities, collaborate on the creation and publication of digital content, and gain increased control over key sales and marketing workflows, activities, and budgets.
•Contact Center. Customer service and support environments use our applications to enable agents to resolve issues and engage customers. We offer applications that improve customer experience and reduce call volume and cycle times through customer self-service products and VoC technology that captures customer sentiment in real-time. Upland also offers products that improve call center agent productivity by providing more direct access to knowledge and to customer sentiment thereby improving both inbound call outcomes and proactive outbound success. Additional solutions help call center leadership to manage agent performance and measure real-time performance relative to call resolution and customer sentiment, improve performance through gamification, and gather agent feedback to keep employee engagement high.
•Project Management. Business leaders and Project Management Offices, or PMOs, use our applications to optimize project portfolios, balance capacity against demand, improve financial-based decision making, align execution of projects to strategy across large organizations, and manage the entire project delivery lifecycle. Our applications deliver value to project management across a variety of use cases including continuous improvement, enterprise information technology, or IT, new product development, and services departments along with industry depth in higher education, public sector, and healthcare IT.
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
Through a series of acquisitions and integrations, we have built a diverse family of software applications under the Upland brand. For the twelve months ended December 31, 2020, compared to the twelve months ended December 31, 2019, our total revenue grew from $222.6 million to $291.8 million, representing a 31% period-over-period growth rate. For the twelve months ended December 31, 2020, compared to the twelve months ended December 31, 2019, our subscription and support revenue grew from $203.9 million to $277.5 million, representing a 36% period-over-period growth rate. See Note 13 Revenue Recognition, in the notes to consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.

To support continued growth, we intend to continue to pursue acquisitions within our core cloud offerings of complementary technologies and businesses. We expect that this will expand our customer base and market access, resulting in increased benefits of scale. Consistent with our growth strategy, we have made a total of 26 acquisitions in the 9 years ending December 31, 2020.
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
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license, and professional services revenue. For the twelve months ended December 31, 2020, 2019 and 2018, our subscription and support revenue represented 95%, 92%, and 91% of total revenue, respectively. Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the twelve months ended December 31, 2020, 2019, and 2018, our perpetual license revenue represented 1%, 3%, and 3% of total revenue, respectively. The support agreements related to our perpetual licenses are typically one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration, and training on our applications. For the twelve months ended December 31, 2020, 2019, and 2018, our professional services revenue represented 4%, 5%, and 6% of total revenue, respectively.
Our Competitive Strengths
We believe the following competitive strengths are keys to our success:
•Large, diversified customer base. Our customer base is highly diverse and spans a broad array of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government and political, non-profit, healthcare and life sciences, retail, and hospitality. We service customers of varying size, ranging from large global corporations and government agencies to medium-sized businesses. We have more than 10,000 customers, with no customer representing more than 10% of our revenue.

•Diversified family of cloud applications. We offer a family of cloud-based enterprise work management applications that addresses a broad range of enterprise needs. We believe this benefits our customers as compared to many of our cloud-based competitors who offer only a single point solution for a more limited and discrete need.
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
•Proven M&A capability. We have a proven ability to successfully identify, acquire, and integrate complementary businesses to grow our company, as evidenced by the 26 acquisitions we have completed since the beginning of 2012 through December 31, 2020. We believe that our acquisition experience and strategy give us a competitive advantage in identifying additional opportunities to expand our family of software applications to better serve our customers.
•Experienced, proven management team. Our management team has significant operating experience and previously occupied key leadership roles at both private and public companies. In addition, our management’s extensive knowledge of the industry and experience in building businesses has enabled us to establish a leading position within the enterprise software market.
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
•Commitment to customer success. We have a dedicated customer success organization whose mission is to drive adoption, value realization, retention, and loyalty across our customer base. Our focus on enabling our customers’ success is a key reason our annual net dollar retention rate, as defined in “Item 7. - Management's Discussion and Analysis” herein, was 94% as of December 31, 2020. Our commitment to customer success has enabled us to expand our footprint within customer organizations and facilitate the ongoing adoption of our enterprise software applications. We utilize NPS methodology to track our progress and drive continuous improvement.
Our Strategy for Growth
We believe the key elements of our strategy for growth are as follows:
▪Acquire complementary software businesses. We intend to continue to pursue acquisitions of complementary technologies, products, and businesses to expand our product families and customer base, and to provide access to new markets and increased benefits of scale. Our experienced corporate development team continually monitors a pipeline of potential acquisition candidates. We believe that our acquisition experience and strategy give us a competitive advantage in identifying additional opportunities to expand our family of cloud-based applications to better serve our customers. We intend to prioritize acquisitions within the solution categories we currently offer.
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

▪Improve and enhance applications. We intend to continue to invest in research and development and work closely with our customers to identify and improve applications, features and functionalities that address customer requirements across the enterprise spectrum. We also intend to continue to expand the breadth of our applications with additional analytics, third-party integrations, and social and mobile capabilities to meet the evolving needs of today’s knowledge workers.
Customers
We service customers ranging from large global corporations and various government agencies as well as medium-sized businesses. Our customers operate in a wide variety of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government and political, non-profit, healthcare and life sciences, retail, and hospitality. For the year ended December 31, 2020, approximately 90% of our recurring revenue was generated from what we consider to be major accounts, those customers with contracted annual recurring revenue of $25,000 or more.
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
Marketing
Our marketing activities are designed to build awareness of the Upland brand and the solutions we offer, generate thought leadership, and create demand, resulting in leads and opportunities for our sales organizations. We focus a significant portion of our marketing activities on our existing customers to drive expansion and cross-sell opportunities. Our marketing programs target decision makers and influencers who participate in a buying cycle, including the chief information officer, the chief procurement officer, the chief marketing officer, the chief digital officer, the chief financial officer, the director of process excellence, and other key technology and business managers. Our principal marketing programs include:
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
Customer Success
Our customer success organization is structured to manage all aspects of our post-sale customer lifecycle. This organization consists of dedicated teams with a mission to drive adoption of our products, value realization, retention, and loyalty across our customer base. Our customer success organization has three core functional areas with strategic focus on customer relationship management:
•Customer Success Management. Our CSM team partners with customers throughout their lifecycle with the Upland family of products to ensure the customer is getting the most out of their technology investment. CSMs are experts in matching use of Upland products to a customer’s individual business context – sometimes bringing in or coordinating across other teams and internal resources where necessary to achieve the customer’s goals.

•Professional Services. Our professional services team provides critical expertise in Upland’s product areas throughout the customer journey. During implementation, this team is responsible for coordinating all activities relating to the implementation, transition, and on-boarding of new customers and assisting new customers with the addition of new products to their accounts. Typical implementation professional services engagements vary in length from a few weeks to several months depending on the size and scope of the engagement and are in addition to services provided under our standard customer agreement and are fee-based. Beyond implementation, this team also provides advisory and consulting services, integration services and configuration change services as a customer’s business needs change over time.
•Customer Support. Our customer support team is conveniently available through multiple channels to help our customers maximize the return on their investment in our technology. We also provide 24/7/365 coverage to help ensure our software products maintain global availability. In addition, our customer support team manages and administers the Upland customer community to provide an outstanding knowledge base and self-service experience.
Our customer success organization manages programs to reinforce the ongoing business value of our applications. These service offerings include:
•Health checks and business reviews where we engage core users and business buyer sponsors to deliver a detailed scorecard and recommendations on driving product adoption and business value.
▪Consumption review and recommendations designed to deliver best practice recommendations for implementation strategy and a roadmap proposal for aligning the system with customers’ evolving process maturity to increase application usage.
▪Premier success plans that provide a bundled services, support, and product experience offering with two tiers (gold and platinum) designed to provide maximum customer value.
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
▪brand awareness and reputation;
▪capability for configuration, integration, scalability, and reliability of applications;
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
Human Capital
We believe that our ability to attract and retain highly skilled employees is critical to our success. As of December 31, 2020, we had 810 employees, with the majority of our employees located in the United States, Canada, Ireland and the United Kingdom. None of our employees are covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good. Human capital measures and objectives Upland focuses on in managing its business include the following:
•Recognition of Collaborative Problem Solvers. We have clearly defined company values that highlight the importance of collaboration, clear communication, and solving problems. We have annual awards that celebrate these values with both peer and management nominations at the business unit, function, and company-wide levels.
•Employee Talent Acquisition and Retention. Upland has always supported a “work anywhere” philosophy that allows us to recruit and retain top talent throughout the world. Our team members have the flexibility to work remotely, in an office where available, or a hybrid according to their preferences. Our total compensation and benefits packages are market competitive. Additionally, we maintain a system for providing our personnel an opportunity to express grievances or concerns, which includes an anonymous whistleblower hotline.
•Development and Promotion of Leaders. Upland’s high annual growth provides consistent promotion opportunities for our team members. In addition, team members that join us through regular acquisitions have access to career development and promotion opportunities that would not have been available at their smaller companies. We are in the process of deploying management training as part of our 2021 Development initiatives.
•Creating a Culture of Customer Value and Improvement. Delivering customer value is core to the Upland mission. Our UplandOne operating processes focus on quantifying customer satisfaction through Net Promoter Score (NPS)surveys, maintaining customer-driven software roadmaps, and empowering our team members to leverage expert resources from across the company to drive business success for our customers.

As a result of the COVID-19 pandemic, Upland has taken certain measures to support the health and well-being of our employees, customers, partners and communities during this time of uncertainty. Prior to the wide-spread implementation of stay-at-home measures, approximately 60 percent of our employee and contractor workforce was already remote. This enabled us to quickly convert the entire company to remote work status to ensure the safety of our employees, while still allowing us to continue serving our customers without disruption.
Available Information
We were incorporated in Delaware in 2010. Our principal executive offices are located at 401 Congress Avenue, Suite 1850, Austin, TX 78701. Our main telephone number is (512) 960-1010. Our website address is www.uplandsoftware.com. Information on our website is not part of this report and should not be relied upon in determining whether to make an investment decision. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.
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

Item 1A. Risk Factors
Risk Factor Summary
Our business is subject to numerous risks. You should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Annual Report, together with any other documents we file with the SEC. Any of the following risks could have a material adverse effect on our business, operating results and financial condition and cause the trading price of our common stock to decline. Among these important risks are the following:
•Our growth depends on our ability to retain existing customers and secure additional subscriptions and cross-sell opportunities from existing customers.
•Any failure to offer high-quality customer service may adversely affect our relationships with our customers and our financial results.
•If we fail to manage our growth effectively, we may be unable to execute our business plan and maintain high levels of customer satisfaction.
•We have made, and expect to continue to make, acquisitions as a primary component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.
•Failure to maintain and expand our sales organization may negatively impact our revenue growth.
•We depend on our senior management team and the loss of one or more key personnel, or an inability to attract and retain highly skilled personnel may impair our ability to grow our business.
•We depend on our senior management team and the loss of one or more key personnel, or an inability to attract and retain highly skilled personnel may impair our ability to grow our business.
•Our growth and long-term success depends, in part, on our ability to expand our international sales and operations.
•Our sales cycles can be lengthy and variable, which may cause changes in our operating results.
•Perpetual license revenue is unpredictable, and a material increase or decrease in perpetual license revenue from period to period can produce substantial variation in the total revenue and earnings we recognize in a given period.
•We may be forced to change the prices we charge for our applications or the pricing models upon which they are based.
•Any disruption of service at the data centers that house our equipment and deliver our applications or with our hosting service provider could harm our business.
•Actual or perceived security vulnerabilities in our solutions and services or cyberattacks on our networks could have a material adverse impact on our business, results of operations and financial condition.
•Our success depends on our ability to adapt to technological change and continue to innovate.
•If our applications contain serious errors or defects, we may lose revenue and market acceptance, and we may incur costs to defend or settle product-related claims.
•If we fail to integrate our applications with other software applications and competitive or adjacent offerings that are developed by others, or fail to make our applications available on mobile and other handheld devices, our applications may become less marketable, less competitive or obsolete, and our operating results could be harmed.
•Our use of open source software could negatively affect our ability to sell our applications and subject us to possible litigation.
•Certain of our operating results and financial metrics are difficult to predict as a result of seasonality.
•We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.
•We could incur substantial costs in protecting our intellectual property from infringement, and any failure to protect our intellectual property could impair our business.
•We rely on third-party software that is required for the development and deployment of our applications, which may be difficult to obtain or which could cause errors or failures of our applications.
•The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.

•Mergers of, or other strategic transactions by, our competitors could weaken our competitive position or reduce our revenue.
•Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline, and you may lose part or all of your investment.
•We may need financing in the future, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders. We may seek to renegotiate or refinance our loan facility, and we may be unable to do so on acceptable terms or at all.
•Our loan facility contains operating and financial covenants that may restrict our business and financing activities.
•Fluctuations in the exchange rate of foreign currencies could result in losses on currency transactions.
•If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be negatively affected.
•Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
•Unanticipated challenges by tax authorities could harm our future results.
•Taxing authorities may successfully assert that we should have collected or, in the future, should collect additional sales and use taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
•Our operating results could be adversely affected by an increase in our effective tax rate as a result of U.S. and foreign tax law changes, outcomes of current or future tax examinations, or by material differences between our forecasted and actual effective tax rates.
•Tax laws, regulations, and compliance practices are evolving and may have a material adverse effect on our results of operations, cash flows and financial position.
•Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability.
•We are subject to privacy and data security obligations in the United States, United Kingdom and other foreign jurisdictions. Any failure to comply with applicable laws, regulations or contractual obligations may harm our business, results of operations and financial condition.
•Any failure to comply with governmental export and import control laws and regulations could adversely affect our business.
•Our business is subject to complex and evolving foreign laws and regulations regarding privacy, data protection and other matters relating to information collection.
•The uncertainty surrounding the implementation and effect of Brexit may cause increased economic volatility, affecting our operations and business.
•The ongoing COVID-19 pandemic could adversely affect our business, results of operations and financial condition.
•Adverse economic conditions, including those related to the COVID-19 pandemic, may reduce our customers’ ability to spend money on information technology or enterprise work management software, or our customers may otherwise choose to reduce their spending on information technology or enterprise work management software, which may adversely impact our business.
•The market price of our common stock may be volatile, which could result in substantial losses for investors.
•If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, if they publish negative evaluations of our stock, or if we fail to meet the expectations of analysts, the price of our stock and trading volume could decline.
•Because we do not expect to pay any dividends on our common stock for the foreseeable future, our investors may never receive a return on their investment.
•Anti-takeover provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, as well as provisions of Delaware law, might discourage, delay or prevent a change in control of our company or changes in our board of directors or management and, therefore, depress the trading price of our common stock.

Risks Related to Our Business
Our growth depends on our ability to retain existing customers and secure additional subscriptions and cross-sell opportunities from existing customers.
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
A primary component of our growth strategy has been to acquire complementary businesses to grow our company. We have completed 26 acquisitions since 2012 through December 31, 2020. We intend to continue to pursue acquisitions of complementary technologies, products, and businesses as a primary component of our growth strategy to enhance the features and functionality of our applications, expand our customer base, provide access to new markets, and increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. Generally, our acquisition activity presents three areas of risk to our business, risks related to:

identifying the correct candidates for acquisition, completing the acquisition of identified targets, and integrating acquired companies following closing of the acquisition.
Acquisition Candidate Identification
As we seek to find the best candidates for acquisition:
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
Consummation of Targeted Acquisitions
If we fail to conduct due diligence on our potential targets effectively, we may not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Additionally, the consummation of acquisition transactions involves the coordination of multiple personnel within Upland and at the third party partners that assist our acquisition strategy. If we are unable to properly coordinate amongst these groups and individuals, our ability to effectively manage our acquisition activity may be compromised.
Further, in the course of acquiring companies, we may:
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
Integration of Acquired Companies
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
Our success depends, in part, upon the continued service of our key executive officers, as well as other key personnel. The employment agreements with our executive officers and other key personnel do not require them to continue to work for us for any specified period; therefore, they may terminate employment with us at any time with no advance notice. The replacement of our senior management team or other key personnel likely would involve significant time and costs, and the loss of these employees may significantly delay or prevent the achievement of our business objectives.
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
We recognize revenue from customer agreements over the terms of these agreements. As a result, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods, which is reflected as deferred revenue on our balance sheet. Consequently, a decline in new or renewed agreements, or a downgrade of renewed agreements to fewer seats or less minimum contracted volume, in any one quarter may not be fully reflected in our revenue in that quarter. Such a decline, however, will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our applications, and potential changes in our pricing policies or rates of renewals, may not be fully reflected in our results of operations until future periods. Similarly, it would be difficult for us to rapidly increase our revenue through new sales, renewals, and upgrades of existing customer agreements, or through additional cross-selling opportunities, in a given period due to the timing of revenue recognition inherent in our subscription model.
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
•uncertain political and economic climates, including those related to the COVID-19 pandemic;

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
Perpetual license revenue reflects the revenue recognized from sales of perpetual licenses relating to our workflow automation and enterprise content management applications to new customers and additional licenses for such applications to existing customers. We generally recognize the license fee portion of the arrangement at the time of delivery. Perpetual licenses of our workflow automation and enterprise content management applications are sold through third-party resellers, and as such, the timing of sales of perpetual licenses is difficult to predict with the timing of recognition of associated revenue unpredictable. A material increase or decrease in the sale of perpetual licenses from period to period could produce substantial variation in the revenue we recognize. Accordingly, comparing our perpetual license revenue on a period to period basis may not be a meaningful indicator of a trend or future results.
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
Our reputation and ability to attract, retain, and serve our customer is dependent upon the reliable performance of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures, vendor limitations, computer viruses, computer denial of service attacks, or other attempts to harm these systems. Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver application data to our customers. Service interruptions, errors in our software, or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our applications to existing and potential customers.
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
Our applications involve the storage and transmission of our customers’ proprietary and confidential information, including personal or identifying information regarding their employees and customers. Any security breaches, unauthorized access, unauthorized usage, virus, or similar breach or disruption could result in loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations, indemnity obligations, or other liabilities. If our security measures or those of our third-party software providers and data centers (such as Amazon Web Services) are breached as a result of third-party action, employee error, malfeasance or otherwise, resulting in unauthorized access to customer data, our reputation will be damaged, our business may suffer, and we could incur significant liability. Unauthorized parties may attempt to misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that directly or indirectly attack our products, services or infrastructure (including our third party cloud service providers). Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect not to renew or upgrade their subscriptions, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, or other action or liability, which could adversely affect our operating results. In addition, to the extent we are diverting our resources to address and mitigate these vulnerabilities, it may hinder our ability to deliver and support our solutions and customers in a timely manner. Despite our efforts to build secure services, we can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security breaches.
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

Market Risks
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
Financial Risks
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
Our facility is comprised of $540.0 million in term loans and a $60.0 million revolving credit facility.

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
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future, as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets.
If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be negatively affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and that our independent registered public accounting firm issue an attestation report annually regarding the effectiveness of our internal control over financial reporting. We have identified material weaknesses in our internal controls over financial reporting in the past and if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. We may need additional finance and accounting personnel with certain skill sets to assist us with the reporting requirements we will encounter as a public company and to support our anticipated growth. In addition, implementing internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete.
If we identify material weaknesses in our internal controls over financial reporting, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports; the market price of our common stock could be negatively affected; and we could become subject to investigations by the stock exchange on which our securities are listed, the Securities and Exchange

Commission (the “SEC”), or other regulatory authorities, which could require additional financial and management resources.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2020 the Company had total net operating loss carryforwards of approximately $344.5 million consisting of $318.6 million and $25.9 million related to the U.S federal and foreign net operating loss carryforwards, respectively. In addition, as of December 31, 2020, the Company had research and development credit carryforwards of approximately $3.0 million. The U.S. federal net operating loss and credit carryforwards will expire beginning in 2021, if not utilized. Approximately $23.8 million of the foreign net operating loss carryforwards carry forward indefinitely with the remainder expiring beginning in 2039.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Based on analysis of acquired net operating losses and credits, utilization of our net operating losses and research and development credits will be subject to annual limitations. The annual limitation will result in the expiration of $133.9 million of federal net operating losses and $3.0 million of research and development credit carryforwards before utilization. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, and operating results.
Legal and Regulatory Risks
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
We have not historically filed sales and use tax returns or collected sales and use taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. While operations of these jurisdictions are managed based on our interpretation of local regulations, a change in regulations or interpretations of legislation may result in an obligation that we are not aware of. Taxing authorities may seek to impose such taxes on us, including for past sales, which could result in penalties and interest. Any such tax assessments may adversely affect the results of our operations.
Our operating results could be adversely affected by an increase in our effective tax rate as a result of U.S. and foreign tax law changes, outcomes of current or future tax examinations, or by material differences between our forecasted and actual effective tax rates.
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Canada, Ireland and the United Kingdom. Any significant change in our future effective tax rates could adversely impact our results of operations for future periods. Our future effective tax rates could be adversely affected by the following:
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
Forecasts of our annual effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of estimating our annual income or loss, the mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates, as well as benefits from available deferred tax assets, the impact of various accounting rules, our interpretations of changes in tax laws and results of tax audits. Forecasts of our annual effective tax rate do not include the anticipation of future tax law changes. In addition, we report for certain tax benefits from stock-based compensation in the period the stock compensation vests or is settled, which may cause increased variability in our quarterly effective tax rates. If there were a material difference between forecasted and actual tax rates, it could have a material impact on our results of operations.
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
We are subject to privacy and data security obligations in the United States, United Kingdom and other foreign jurisdictions. Any failure to comply with applicable laws, regulations or contractual obligations may harm our business, results of operations and financial condition. If we are subject to an investigation or suffer a breach, we may incur costs or be subject to forfeitures and penalties that could reduce our profitability.
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
We cannot predict the extent to which the COVID-19 pandemic will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. As our software applications are offered as subscription-based services, the effect of the outbreak may not be fully reflected in our operating results until future periods, if at all. As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the coronavirus outbreak, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.
Adverse economic conditions, including those related to the COVID-19 pandemic, may reduce our customers’ ability to spend money on information technology or enterprise work management software, or our customers may otherwise choose to reduce their spending on information technology or enterprise work management software, which may adversely impact our business.
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
•fluctuations in the trading volume of our shares or the size of our public float; and
•general economic, legal, industry and market conditions and trends, including those related to the COVID-19 pandemic, unrelated to our performance.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal corporate offices are located in Austin, Texas, where we occupy approximately 9,900 square feet of space under a lease that expires in June 2025. We also lease office facilities domestically, some of which we sublease, located in Massachusetts, Nebraska, Ohio, Texas and Washington. Internationally we lease office space in Australia, Canada, Ireland, Israel and the United Kingdom. We believe that our properties are generally suitable to meet our needs for the foreseeable future.

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
As of February 19, 2021, the last reported sales price of our common stock on the Nasdaq Global Market was $51.89 and there were 31 stockholders of record of our common stock, including Broadridge Financial Solutions, Inc., which holds shares of our common stock on behalf of an indeterminate number of beneficial owners.
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
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the Nasdaq Computer Technology Index (the “Computer Technology Index”) and the S&P 500 Composite Index during the period commencing on November 6, 2014, the initial trading day of our common stock, and ending on December 31, 2020. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the S&P 500 Composite Index and the stocks represented in Computer Technology Index, and reinvestment of any dividends. The Computer Technology Index is designed to represent a cross section of widely-held U.S. corporations involved in various phases of the computer industry. The Computer Technology Index is market-value (capitalization) weighted, based on the aggregate market value of its 27 component stocks. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Comparison of Cumulative Total Return of Upland Software, Inc.

$750
$600
$450
$300
$150
12/31/15
12/30/16
12/29/17
12/31/18
12/31/19
12/31/20
Upland Software, Inc.
NASDAQ Computer Index
S&P 500 Index

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Equity Compensation Plan Information
For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.
Item 6.    Selected Financial Data
Not applicable.

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
In response to these changes, we are providing organizations and their knowledge workers with software applications that better align resources with business objectives and increase visibility, governance, collaboration, quality of customer experience, and responsiveness to changes in the business environment. This results in increased work capacity, higher productivity, better execution, and greater levels of customer engagement. Our applications are easy-to-use, scalable, and offer real-time collaboration for knowledge workers distributed on a local or global scale. Our software applications address diverse enterprise work challenges and our customers currently use our applications in the following functional areas:
•Marketing. Digital marketing, e-commerce, and customer service teams use our applications to interact with consumers across multiple channels to acquire new customers, drive product and service utilization, resolve issues, and build brand loyalty. Our applications deliver value to CX-focused organizations across a variety of use cases including mobile messaging, mobile application marketing, VoC, email marketing, knowledge management and call center productivity. Our teams bring deep industry experience in orchestrating campaigns and interactions that consumers want and value.
•Sales. Sales teams employ our applications to drive growth through deeper customer engagement, reduced sales cycle times, and overall improved collaboration between sales, marketing, and other customer-facing functions. We offer applications that help organizations optimize their sales opportunity and account management processes, coordinate proposal and reference activities, collaborate on the creation and publication of digital content, and gain increased control over key sales and marketing workflows, activities, and budgets.

•Contact Center. Customer service and support environments use our applications to enable agents to resolve issues and engage customers. We offer applications that improve customer experience and reduce call volume and cycle times through customer self-service products and VoC technology that captures customer sentiment in real-time. Upland also offers products that improve call center agent productivity by providing more direct access to knowledge and to customer sentiment thereby improving both inbound call outcomes and proactive outbound success. Additional solutions help call center leadership to manage agent performance and measure real-time performance relative to call resolution and customer sentiment, improve performance through gamification, and gather agent feedback to keep employee engagement high.
•Project Management. Business leaders and PMOs use our applications to optimize project portfolios, balance capacity against demand, improve financial-based decision making, align execution of projects to strategy across large organizations, and manage the entire project delivery lifecycle. Our applications deliver value to project management across a variety of use cases including continuous improvement, enterprise IT, new product development, and services departments along with industry depth in higher education, public sector, and healthcare IT.
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
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. We have more than 10,000 customers with over 1,000,000 users across a broad range of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government and political, non-profit, healthcare and life sciences, retail, and hospitality.
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in the product solution categories listed above, each of which addresses a specific enterprise work management need. Our revenue has grown from $98.0 million in 2017 to $291.8 million in 2020, representing a cumulative annual growth rate of 44%. During the year ended December 31, 2020 domestic revenue as a percent of total revenue increased to 74% compared to 70% during the year ended December 31, 2019. See Note 13 Revenue Recognition in the notes to consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.

Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the years ended December 31, 2020, 2019 and 2018, our subscription and support revenue accounted for 95%, 92%, and 91%, respectively of our total revenue. Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the years ended December 31, 2020, 2019 and 2018, our perpetual license revenue accounted for 1%, 3%, and 3% of our total revenue, respectively. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the years ended December 31, 2020, 2019 and 2018, our professional services revenue accounted for 4%, 5%, and 6%, respectively.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, customer base, and market access, resulting in increased benefits of scale. We will prioritize acquisitions within our current enterprise solution categories as described in Item 1. Business herein. Consistent with our growth strategy, we have made a total of 26 acquisitions from February 2012 through December 31, 2020.
Acquisitions completed during the years ended December 31, 2020, 2019 and 2018 include the following:
2020 Acquisitions
•Localytics - On February 6, 2020, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Char Software, Inc (dba Localytics), a Delaware corporation (“Localytics”), a provider of mobile app personalization and analytics solutions. Revenues recorded since the acquisition date through December 31, 2020 were approximately $16.3 million.
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
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. We cannot predict the extent to which the COVID-19 outbreak will impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. As our software applications are offered as subscription-based services, the effect of the outbreak may not be fully reflected in our operating results until future periods, if at all. As of the date of this report, we do not yet know the extent of the negative impact on our ability to attract, serve, retain or upsell customers. Furthermore, existing and potential customers may choose to reduce or delay technology spending in response to the COVID-19 outbreak, or attempt to renegotiate contracts and obtain concessions, which may materially and negatively impact our operating results, financial condition and prospects.
As a result of the pandemic, Upland has taken certain measures to support the health and well-being of our employees, customers, partners and communities during this time of uncertainty. Prior to the wide-spread implementation of stay-at-home measures, approximately 60 percent of our employee and contractor workforce was already remote. This enabled us to quickly convert the entire company to remote work status to ensure the safety of our employees, while still allowing us to continue serving our customers without disruption. In addition, while we typically host virtual user conferences for our customers, we do not anticipate hosting any in person user group meetings for at least the first half of 2021.
As approximately 95% of our revenue is associated with recurring revenue, with minimal organic growth assumptions, the disruptions related to the pandemic did not have a material adverse impact on our financial results for the year ended December 31, 2020. While we have limited exposure to the industry verticals that have been hardest hit by the pandemic (including the travel, transportation, entertainment and retail industries) we have seen an impact to new bookings and churn which we attribute to COVID-19. The continued impacted to bookings and churn is uncertain. In 2020, the impact to new bookings and churn attributable to COVID-19 has been more than offset by strength in our cloud offerings that enable our customers to digitally transform their organizations at a time when they must adapt to remote work and digital engagement even more quickly and strong sales into political campaigns in the US, which will decrease in 2021. We expect that current cash and cash equivalent balances and cash flows generated from operations will be sufficient to meet our domestic and international working capital needs for at least the next 12 months.
During the second, third and fourth quarters of 2020 we paused our acquisition activity in order to gauge the overall economic impact of the pandemic and focus on evaluating our pipeline of opportunities. This resulted in a steady decrease in acquisition related expenses over this period. With acquisition activity picking up again in the first quarter of 2021, including the acquisition of Second Street in January 2021, these quarterly acquisition related expenses will increase in proportion to the size, timing and complexity of future acquisitions.

Key Metrics
In addition to the GAAP financial measures described below in “Components of Operating Results,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions (in thousands of dollars, except %):

	Year Ended December 31,
	2020	2019	2018
Other Financial Data:
Annualized recurring revenue value at year-end(1)	$220,535	$209,700	$131,919
Annual net dollar retention rate(2)	94%	97%	98%
Adjusted EBITDA(3)	$99,903	$82,520	$53,105
(1)Annualized recurring revenue value at year-end. The value as of December 31 equals the monthly value of our recurring revenue contracts measured as of December 31 multiplied by 12. This measure excludes the revenue value of uncontracted overage fees, on-demand service fees and certain divested and/or sunseted minor non-strategic customer contracts and related website management and analytics assets (collectively referred to as the “Sunset Assets”). Refer to Note 3, Acquisitions and Note 5, Goodwill and Other Intangible Assets in our consolidated financial statements for further discussion.
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
Adjusted EBITDA
The following table presents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated (in thousands).

	Year Ended December 31,
	2020	2019	2018
Net loss	$(51,219)	$(45,371)	$(10,839)
Depreciation and amortization expense	47,164	34,621	21,347
Interest expense, net	31,529	22,313	13,273
Loss on debt extinguishment	—	2,317	—
Other expense, net	111	3,240	1,781
Benefit from income taxes	(4,234)	(6,805)	(9,809)
Stock-based compensation expense	41,692	25,754	14,130
Acquisition-related expense	27,075	39,657	18,728
Purchase accounting deferred revenue discount	7,785	6,794	4,494
Adjusted EBITDA	$99,903	$82,520	$53,105
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
The use of Adjusted EBITDA as an analytical tool has limitations such as:
•depreciation and amortization are non-cash charges, and the assets being depreciated or amortized, which contribute to the generation of revenue, will often have to be replaced in the future and Adjusted EBITDA does not reflect cash requirements for such replacements; however, much of the depreciation and amortization currently reflected relates to amortization of acquired intangible assets as a result of business combination purchase accounting adjustments, which will not need to be replaced in the future;
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
Operating Expenses
Our operating expenses are classified into five categories: sales and marketing, research and development, general and administrative, depreciation and amortization and acquisition-related expenses. For each category, other than depreciation and amortization, the largest expense component is personnel and related costs, which includes salaries, employee benefit costs, bonuses, commissions, stock-based compensation, and payroll taxes. Operating expenses also include allocated overhead costs for facilities, which are allocated to each department based on relative department headcount. Operating expenses are generally recognized as incurred.

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

Income Taxes
Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. We have historically not recorded any material provision for federal or state income taxes, other than deferred taxes related to tax deductible goodwill and current taxes in certain separate company filing states. The balance of the tax provision for the years ended December 31, 2020, 2019, and 2018, outside of tax deductible goodwill and current taxes in separate filing states, is related to foreign income taxes, primarily operations of our Canadian, UK, and Ireland subsidiaries, and to the release of valuation allowances associated with acquisitions of domestic entities with deferred tax liabilities. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited.
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

	Year Ended December 31,
	2020		2019		2018
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue:
Subscription and support	$277,504	95%	$203,866	92%	$136,578	91%
Perpetual license	1,884	1%	5,738	3%	3,902	3%
Total product revenue	279,388	96%	209,604	95%	140,480	94%
Professional services	12,390	4%	13,033	5%	9,405	6%
Total revenue	291,778	100%	222,637	100%	149,885	100%
Cost of revenue:
Subscription and support (1)(2)	89,880	31%	61,465	28%	42,881	29%
Professional services	8,566	3%	7,652	3%	5,708	3%
Total cost of revenue	98,446	34%	69,117	31%	48,589	32%
Gross profit	193,332	66%	153,520	69%	101,296	68%
Operating expenses:
Sales and marketing (1)	46,077	16%	35,170	16%	20,935	14%
Research and development (1)	39,002	13%	29,037	13%	20,914	14%
General and administrative (1)	68,072	23%	48,077	22%	32,041	21%
Depreciation and amortization	36,919	13%	25,885	12%	14,272	10%
Acquisition-related expenses	27,075	9%	39,657	17%	18,728	12%
Total operating expenses	217,145	74%	177,826	80%	106,890	71%
Loss from operations	(23,813)	(8)%	(24,306)	(11)%	(5,594)	(3)%
Other Expense:
Interest expense, net	(31,529)	(11)%	(22,313)	(10)%	(13,273)	(9)%
Loss on debt extinguishment	—	—%	(2,317)	(1)%	—	—%
Other expense, net	(111)	—%	(3,240)	(2)%	(1,781)	(1)%
Total other expense	(31,640)	(11)%	(27,870)	(13)%	(15,054)	(10)%
Loss before benefit from income taxes	(55,453)	(19)%	(52,176)	(24)%	(20,648)	(13)%
Benefit from income taxes	4,234	1%	6,805	4%	9,809	6%
Net loss	(51,219)	(18)%	(45,371)	(20)%	(10,839)	(7)%
Net loss per common share:
Loss from continuing operations per common share, basic and diluted (3)	$(1.92)		$(1.96)		$(0.54)
Weighted-average common shares outstanding, basic and diluted (3)	26,632,116		23,099,549		19,985,528
(1)Includes stock-based compensation. See tables below for stock based compensation by operating expense line item.
(2)Includes depreciation and amortization of $10.2 million, $8.7 million, and $7.1 million in 2020, 2019, and 2018, respectively.

(3)See Note 8 Net Loss Per Share, in the notes to consolidated financial statements included elsewhere in this 10-K for a discussion and reconciliation of historical net loss attributable to common stockholders and weighted average shares outstanding for historical basic and diluted net loss per share calculations.
The following tables present stock-based compensation included in the respective line items in our Consolidated Statement of Operations:

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Stock-based compensation:
Cost of revenue	$1,951	$1,000	$654
Research and development	3,391	2,310	1,250
Sales and marketing	3,450	1,543	533
General and administrative	32,900	20,901	11,693
Total	$41,692	$25,754	$14,130

Comparison of Years Ended December 31, 2020 and December 31, 2019
Revenue

	2020		2019		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$277,504	95%	$203,866	92%	$73,638	36%
Perpetual license	1,884	1%	5,738	3%	(3,854)	(67)%
Total product revenue	279,388	96%	209,604	95%	69,784	33%
Professional services	12,390	4%	13,033	5%	(643)	(5)%
Total revenue	$291,778	100%	$222,637	100%	$69,141	31%
Total revenue was $291.8 million in 2020, compared to $222.6 million in 2019, an increase of $69.2 million, or 31%. The acquisitions not fully in the comparative period contributed $58.9 million to the increase after the reduction of $7.8 million purchase accounting deferred revenue discount in 2020. Total Revenue related to Sunset Assets decreased by $4.0 million as a result of decreased sales and marketing focus on those Sunset Assets. Our organic business excludes acquisitions closed during or subsequent to the prior year comparable period and business operations related to Sunset Assets (the “Organic Business”). Therefore, total revenue for the Organic Business increased by $14.3 million. The increase in revenue from our Organic Business was primarily driven by an increase in mobile messaging usage from US election-year presidential campaigns.
Subscription and support revenue was $277.5 million in 2020, compared to $203.9 million in 2019, an increase of $73.6 million, or 36%. The acquisitions not fully in the comparative period contributed $57.3 million to the increase in subscription and support revenue after the reduction of $7.8 million purchase accounting deferred revenue discount in 2020. Subscription and support revenue related to our Sunset Assets decreased $3.7 million as a result of decreased sales and marketing focus on those Sunset Assets. Therefore, subscription and support revenue from our Organic Business increased by $20.0 million. The increase in subscription and support revenue from our Organic Business was primarily driven by an increase in mobile messaging usage from US election-year presidential campaigns.
Perpetual license revenue was $1.9 million in 2020, compared to $5.7 million in 2019, a decrease of $3.8 million, or 67%. The acquisitions we closed after January 1, 2019 contributed no perpetual license revenue. The entire decrease relates to our Organic Business, as we continue to focus on growth in subscription and support revenue.

Professional services revenue was $12.4 million in 2020, compared to $13.0 million in 2019, a decrease of $0.6 million, or 5%. The acquisitions not fully in the comparative period contributed to a $1.5 million increase in professional services revenue in 2020. Professional services revenue related to our Sunset Assets decreased by $0.3 million as a result of decreased sales and marketing focus on those Sunset Assets. Therefore, professional services revenue from our Organic Business decreased by $1.8 million due primarily to COVID-19 related travel impacts and a higher proportion of expansion bookings versus new bookings which tend to have more professional services associated with them.
Cost of Revenue and Gross Profit Margin

	2020		2019		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$89,880	31%	$61,465	28%	$28,415	46%
Professional services	8,566	3%	7,652	3%	914	12%
Total cost of revenue	98,446	34%	69,117	31%	29,329	42%
Gross profit	$193,332	66%	$153,520	69%	$39,812	26%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$170	—%	$834	—%	$(664)	(80)%
Amortization	$10,075	3%	$7,903	4%	$2,172	27%
Cost of subscription and support revenue was $89.9 million in 2020, compared to $61.5 million in 2019, an increase of $28.4 million, or 46%. The acquisitions not fully in the comparative period contributed $17.6 million to the increase to cost of subscription and support revenue, primarily related to costs associated with the delivery of the Postup, Kapost, Cimpl, InGenius, Altify, and Localytics products. Cost of subscription and support revenue related to our Sunset Assets decreased $0.4 million primarily related to hosting and infrastructure costs. Therefore, cost of subscription and support revenue for our Organic Business increased by $11.2 million, primarily related to an increase in messaging costs related to an increase in mobile messaging usage from US election-year presidential campaigns.
Cost of professional services revenue was $8.6 million in 2020, compared to $7.7 million in 2019, an increase of $0.9 million, or 12%. The acquisitions not fully in the comparative period contributed $1.6 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs. Cost of professional services revenue related to our Sunset Assets decreased $0.2 million. Therefore, cost of professional services revenue for our Organic Business decreased by $0.5 million which corresponds with the reduction in professional services revenue as a result of COVID-19 related travel impacts.
Operating Expenses
Sales and Marketing Expense

	2020		2019		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Sales and marketing	$46,077	16%	$35,170	16%	$10,907	31%
Sales and marketing expense was $46.1 million in 2020, compared to $35.2 million in 2019, an increase of $10.9 million, or 31%. The acquisitions not fully in the comparative period contributed $11.8 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in 2020. Sales and marketing expense related to our Sunset Assets decreased by $0.7 million primarily due to reductions in personnel costs. Therefore, sales and marketing expense for our Organic Business decreased by $0.2 million, primarily as a result of decreased travel and discretionary marketing expenses which were partially offset by a $1.0 million increase in personnel costs associated with additional headcount related to our new and ongoing go-to-market investments.

Research and Development Expense

	2020		2019		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Research and development	$39,002	13%	$29,037	13%	$9,965	34%
Research and development expense was $39.0 million in 2020, compared to $29.0 million in 2019, an increase of $10.0 million, or 34%. The acquisitions not fully in the comparative period contributed $10.1 million to the increase in research and development expense primarily consisting of personnel and related costs. Research and development expense related to our Sunset Assets decreased by $0.2 million primarily due to reductions in personnel costs. Therefore, research and development costs for our Organic Business increased by $0.9 million primarily related to an increase in non-cash stock compensation expense and outsourced technology services costs.
Refundable tax credits were $1.2 million in 2020, compared to $0.4 million in 2019, an increase of $0.8 million. This increase was predominately driven by tax credits related to our newly acquired companies.
General and Administrative Expense

	2020		2019		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
General and administrative	$68,072	23%	$48,077	22%	$19,995	42%
General and administrative expense was $68.1 million in 2020, compared to $48.1 million in 2019, an increase of $20.0 million, or 42%. An increase in general administrative expense of $6.9 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related costs and administrative expenses. Therefore, general and administrative expense for our Organic Business increased by $13.1 million, which was driven primarily by increased non-cash stock compensation expense, and also includes investment in our new go-to-market leadership team and other personnel related expenses, and costs incurred related to the implementation of our new enterprise resource planning (“ERP”) system.
Depreciation and Amortization Expense

	2020		2019		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$2,057	1%	$1,392	1%	$665	48%
Amortization	34,862	12%	24,492	11%	10,370	42%
Total depreciation and amortization	$36,919	13%	$25,884	12%	$11,035	43%
Depreciation and amortization expense was $36.9 million in 2020, compared to $25.9 million in 2019, an increase of $11.0 million, or 43%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $11.5 million, primarily related to acquired intangible assets such as customer relationships, developed technology and tradenames. Therefore, depreciation and amortization expense for our Organic Business decreased by $0.5 million in the comparative periods due to assets becoming fully depreciated or amortized during the period.
Acquisition-related Expense

	2020		2019		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Acquisition-related expense	$27,075	9%	$39,657	17%	$(12,582)	(32)%

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
Acquisition related expense was $27.1 million in 2020, compared to $39.7 million for 2019, a decrease of $12.6 million, or 32%. During the twelve months ended December 31, 2020 and December 31, 2019 transaction related expenses were $4.3 million and $11.3 million, respectively, and transformational expenses were $22.8 million and $28.4 million, respectively. Transformational and transaction costs decreased in 2020 as a result of the Company temporarily pausing its acquisition activity due to the COVID-19 pandemic. As a result, we completed one acquisition in 2020 compared to 5 acquisitions in 2019. The transformational expenses in both the 2020 and 2019 were primarily related to temporary transitional personnel and related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. These accelerated rent related expenses increased $3.5 million to $4.3 million during 2020 from $0.8 million during 2019.
Other Expense, net

	2020		2019		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Other Expense:
Interest expense, net	$(31,529)	(11)%	$(22,313)	(10)%	$(9,216)	41%
Loss on debt extinguishment	—	—%	(2,317)	(1)%	2,317	NA
Other expense, net	(111)	—%	(3,240)	(3)%	3,129	(97)%
Total other expense	$(31,640)	(11)%	$(27,870)	(13)%	$(3,770)	14%
Interest expense was $31.5 million in 2020, compared to $22.3 million for 2019, an increase of $9.2 million, or 41%. The increase is primarily attributable to increased average borrowing under our credit facility used to fund our acquisitions.
During 2019, we recorded a $2.3 million loss on debt extinguishment related to the successful completion of our new credit facility, which resulted in the write-off of the remaining deferred debt offering costs from our previous credit facility. See the “Liquidity and Capital Resources” section herein for further discussion regarding our new credit facility.
Other expense was $0.1 million in 2020, compared to other expense of $3.2 million in 2019, a decrease of $3.1 million, or 97%. The difference in other expense is primarily due to a decrease in foreign currency exchange losses compared to 2019 and the 2019 non-cash loss of $2.0 million on divestiture of Sunset Assets which consisted primarily of non-cash expense for deferred sales commissions.
Benefit from Income Taxes

	2020		2019		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Loss before provision for income taxes	(55,453)	(19)%	(52,176)	(24)%	(3,277)	(6)%
Benefit from (provision for) income taxes	$4,234	1%	$6,805	4%	$(2,571)	(38)%
Effective income tax rate	(7.6)%		(13.0)%
Benefit from income taxes was $4.2 million in 2020, compared to a benefit for income taxes of $6.8 million in 2019, a decrease in the benefit from income taxes of $2.6 million, or 38%. This decrease was due primarily to an decrease in deferred tax liabilities during the year in our foreign entities associated with the amortization of acquired intangibles and losses generated from continuing operations at certain UK and Canada entities, and decreased benefits recognized during the year attributable to the release of valuation allowances associated with acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allow us to recognize certain deferred tax assets that had previously been offset by a valuation allowances.
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
Comparison of Years Ended December 31, 2019 and December 31, 2018
For a comparison of years ended December 31, 2019 and December 31, 2018 refer to “Item 7. Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020.

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
As of December 31, 2020, we had cash and cash equivalents of $250.0 million, $60.0 million of available borrowings under our Credit Facility, as discussed below, and $533.3 million of borrowings outstanding under our Credit Facility. As of December 31, 2019, we had cash and cash equivalents of $175.0 million, $60.0 million of available borrowings under our Credit Facility, and $538.7 million of borrowings outstanding under our Credit Facility. The $75.0 million increase in cash and cash equivalents from December 31, 2019 to December 31, 2020 includes $130.1 million in net proceeds from our August 2020 secondary stock offering partially offset by a $67.7 million cash payment for an acquisition in February 2020. Our cash and cash equivalents held by our foreign subsidiaries was $15.3 million as of December 31, 2020. If these funds held by our foreign subsidiaries are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds to the U.S. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of December 31, 2020 and 2019, we had a working capital surplus of $196.1 million and $109.5 million, respectively.
Credit Facility
Our facility is comprised of $540.0 million in term loans and a $60.0 million revolving credit facility.
On August 6, 2019, we entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of December 31, 2020. The Credit Facility replaced our previous credit facility. All outstanding balances under our previous credit facility were paid off using proceeds from our current Credit Facility.
On November 26, 2019, the Company entered into a First Incremental Assumption Agreement (the “Incremental Assumption Agreement”) which provides for a term loan facility to be established under the Credit Agreement in an aggregate principal amount of $190 million (the “2019 Incremental Term Loan”) which is in addition to the existing $350 million term loans outstanding under the Credit Agreement and the $60 million Revolver under the Credit Agreement.
The Credit Facility has no financial covenants as long as less than 35% of the Revolver is drawn as of the last day of any fiscal quarter. The Credit Facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The Credit Facility contains certain non-financial restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of December 31, 2020, we were in compliance with all covenants under the Credit Facility. See Note 7. Debt for more information regarding our Credit Facility and outstanding debt as of December 31, 2020.
Registration Statement
On December 12, 2018, we filed a registration statement on Form S-3 (File No. 333-228767) (the “2018 S-3”), to register Upland securities in an aggregate amount of up to $250.0 million for offerings from time to time. In connection with the filing of the Form S-3 we withdrew our previous registration statement filed on May 12, 2017. On May 13, 2019, we completed a registered underwritten public offering pursuant to the 2018 S-3 of 3,795,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $42.00 per share. This included the 495,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The net proceeds of the offering of $151.1 million, net of issuance costs of $8.3 million, will be used for general business purposes, including the funding of future acquisitions.

On August 10, 2020, we filed a registration statement on Form S-3 (File No. 333-243728) (the “2020 S-3”), which became effective automatically upon its filing and covers an unlimited amount of securities. The 2020 S-3 will remain effective through August 2023. On August 14, 2020, we completed a registered underwritten public offering pursuant to the 2020 S-3 of 3,500,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $34.00 per share. In addition, on August 27, 2020 we closed the sale of an additional 525,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The total net proceeds of the offering, including shares issued pursuant to the fully exercised option, of $130.1 million, net of issuance costs of $6.8 million, will be used for general business purposes, including the funding of future acquisitions. There are no outstanding security offerings at this time.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$35,620	$12,076	$7,347
Net cash used in investing activities	(68,970)	(217,761)	(161,686)
Net cash provided by financing activities	107,899	363,768	149,923
Effect of exchange rate fluctuations on cash	456	203	(1,172)
Change in cash and cash equivalents	75,005	158,286	(5,588)
Cash and cash equivalents, beginning of period	175,024	16,738	22,326
Cash and cash equivalents, end of period	$250,029	$175,024	$16,738
Cash Flows from Operating Activities
Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Included in net cash provided by operations are one-time acquisition related expenses incurred for up to four quarters after each acquisition to transact and transform the acquired business into the Company's unified operating platform. Additionally, operating cash flows includes the impact of earn-outs payments in excess of original purchase accounting estimates. Our working capital consists primarily of cash, receivables from customers, prepaid assets, unbilled professional services, deferred commissions, accounts payable, accrued compensation and other accrued expenses, acquisition related earnout and holdback liabilities, lease liabilities and deferred revenues. The volume of professional services rendered, the volume and timing of customer bookings and contract renewals, and the related timing of collections and renewals on those bookings, as well as the timing of spending commitments and payments of our accounts payable, accrued expenses, accrued payroll and related benefits, all affect these account balances.
Cash provided by operating activities was $35.6 million for 2020 compared to $12.1 million for 2019, an increase of $23.4 million. This increase in operating cash flow is generally attributable to the Company’s increased size and scale and a $12.6 million decrease in acquisition-related expenses in 2020 as a result of a slow down in acquisition related activity due to the COVID-19 pandemic. This year-over-year increase in operating cash flow is in spite of net working capital uses of cash of $2.3 million for 2020 compared to $2.7 million for 2019. Working capital sources of cash for 2020 included a $10.4 million decrease in accounts receivable and a $6.8 million increase in deferred revenue related to the timing of collections and billings. Working capital uses of cash for 2020 included a $8.6 million increase in prepaids and other related primarily to an increase in capitalized commissions, a $3.1 million decrease in accounts payable, and a $7.8 million decrease in accrued expenses, which is attributable primarily to the payment of acquisition related expenses accrued in 2019 and paid in 2020.
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

For 2020, cash used in investing activities consisted of $67.7 million associated with the acquisition of Localytics which closed in February 2020, the purchases of property and equipment of $1.1 million, and the purchase of customer relationships of $0.2 million. Cash used in investing activities decreased $148.8 million in 2020 compared to 2019 primarily as a result of a pause in acquisition activity in 2020 due to the COVID-19 pandemic.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our acquisitions, proceeds from debt obligations incurred to finance our acquisitions, repayments of our debt obligations, and share based tax payment activity.
Cash provided by financing activities decreased $255.9 million in 2020 compared to 2019. During 2020, we received net proceeds from the issuance of common stock, including proceeds from the exercise of employee stock options, of $130.5 million compared to $151.6 million in 2019. During 2020, we made net payments on our notes payable balance of $5.7 million compared to a net increase in our notes payable balance of $242.1 million in 2019 as a result of the paydown of our previous credit facility and entry into our new expanded credit facility. During 2020, we paid $14.7 million in additional consideration to sellers of acquired businesses related to holdback and earnout payments compared to $16.7 million in 2019. During 2020, we paid $2.1 million in taxes on behalf of employees related to net share settlements of restricted stock vesting events which decreased from the $12.7 million in net share settlement payments in 2019 as a result of the election in 2020 to sell shares to cover employee taxes on stock compensation vestings. During 2020, we made principal payments of $0.1 million on finance leases compared to $0.5 million in 2019 as a result of certain finance leases expiring in 2020.
Contractual Payment Obligations
The following table summarizes our future contractual obligations as of December 31, 2020 (in thousands):

	Payment Due by Period
	Less than 1 Year	1-3 Years	>3-5 Years	More Than 5 Years
Debt Obligations (1)	$5,400	$10,800	$10,800	$506,250
Interest on Debt Obligations (2)	$29,001	$56,963	$56,170	$16,475
Financing Lease Obligations (3)	$7	$9	$—	$—
Operating Lease Obligations (4)	$3,785	$6,280	$2,987	$547
Purchase Commitments (5)	$19,409	$21,035	$18,073	$—
Total	$57,602	$95,087	$88,030	$523,272
(1)Consists of contractual principal payments on our Credit Facility. See “Liquidity and Capital Resources” above for further discussion regarding our Credit Facility.
(2)Future interest on debt obligations is calculated using the interest rate effective as of December 31, 2020. We have entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively converted the entire balance of the Company's $540 million term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7 year term of the debt. In conjunction with our new $350 million, 7 year, term credit facility and our $190 million 2019 Incremental Term Loan we entered into interest rate hedge instruments for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our new $60 million, 5 year, undrawn revolving credit facility remains floating. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.
(3)We lease office equipment under capital leases that expire between 2021 and 2023.
(4)We lease office space under operating leases that expire between 2021 and 2026. Operating lease obligations above do not include the impact of future rental income related to agreements we have entered into to sublet excess office space as a result of our transformation activities.
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
We have an outstanding purchase commitment in 2021 for software development services from DevFactory FZ-LLC (“DevFactory”) pursuant to a technology services agreement in the amount of $9.6 million. See Note 16. Related Party Transactions, in the notes to consolidated financial statements for more information regarding our purchase commitment to this related party.
Off-Balance Sheet Arrangements
During the years ended December 31, 2020, 2019, and 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
• deferred sales commissions and sales commission expense;
• stock-based compensation;
• income taxes; and
• business combinations and the recoverability of goodwill and long-lived assets.
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of February 25, 2021, the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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

Subscription and Support Revenues
Our software solutions are available for use as hosted application arrangements under subscription fee agreements without licensing perpetual rights to the software. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the our solution is made available to the customer. As our customers have access to use our solutions over the term of the contract agreement we believe this method of revenue recognition provides a faithful depiction of the transfer of services provided. Our subscription contracts are generally 1 to 3 years in length. Amounts that have been invoiced are recorded in accounts receivable and deferred revenues or subscription and support revenues, depending on whether the revenue recognition criteria have been met. Additional fees for monthly usage above the levels included in the standard subscription fee are recognized as subscription and support revenue at the end of each month and is invoiced concurrently. Subscription and support revenue includes revenue related to the our digital engagement application which provides short code connectivity for its two-way short message service (“SMS”) programs and campaigns. As discussed further in the “Principal vs. Agent Considerations” section below, we recognize revenue related to these messaging-related subscription contracts on a gross basis.
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
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We have contracts with customers that often include multiple performance obligations, usually including professional services sold with either individual or multiple subscriptions or perpetual licenses. For these contracts, we record individual performance obligations separately if they are distinct by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, (“SSP”), of each distinct good or service in the contract. We only include estimated amounts of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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
Principal vs. Agent Considerations
We evaluate whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) for vendor reseller agreements and messaging-related agreements. Where we are the principal, we first obtain control of the inputs to the specific good or service and direct their use to create the combined output. Our control is evidenced by our involvement in the integration of the good or service on its platform before it is transferred to its customers, and is further supported by the Company being primarily responsible to our customers and having a level of discretion in establishing pricing. Revenues provided from agreements in which we are an agent are immaterial. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, we place the most weight on the analysis of whether or not it is the primary obligor in the arrangement.

Generally, we report revenues from vendor reseller agreements on a gross basis, meaning the amounts billed to customers are recorded as revenues, and expenses incurred are recorded as cost of revenues. As we are primarily obligated in our messaging-related subscription contracts, have latitude in establishing prices associated with our messaging program management services, are responsible for fulfillment of the transaction, and have credit risk, we have concluded it is appropriate to record revenue on a gross basis with related telecom messaging costs incurred from third parties recorded as cost of revenues. Revenues provided from agreements in which we are an agent are immaterial.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, and deferred revenues. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in unbilled receivables, which are expected to be billed during the succeeding twelve-month period and are recorded in Unbilled receivables in our consolidated balance sheets. A contract liability results when we receive prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. We recognize contract liabilities as revenues upon satisfaction of the underlying performance obligations. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in Deferred revenue and the remaining portion is recorded in Deferred revenue noncurrent on the accompanying consolidated balance sheets at the end of each reporting period.
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
Deferred Sales Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized over the expected life of the customer relationships, which has been determined to be approximately 6 years based on historical data and management’s estimate in a pattern similar to how revenue is recognized. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated contractual renewal term of 18 months. We utilized the ‘portfolio approach’ practical expedient, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy.
Stock-Based Compensation
We measure all share-based payments, including grants of options to purchase common stock and the issuance of restricted stock or restricted stock units to employees, service providers and board members, using the fair-value at grant date. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period. We value restricted stock and restricted stock units at the closing price of our common stock on the grant date. We value stock option awards using the Black-Scholes option-pricing model. For the years ended December 31, 2020, 2019, and 2018 stock-based compensation awards consisted primarily of restricted stock and restricted stock units.

From time to time, we grant restricted stock units that also include performance or market-based conditions (“PRSUs”). For PRSUs granted with a market condition, we use a Monte Carlo simulation analysis to value the award. Compensation expense for awards with marked-based conditions is recognized over the required service period of the grant based on the grant date fair value of the award and is not subject to fluctuation due to achievement of the underlying market-based condition.
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
A valuation allowance is established against our deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. As of December 31, 2020 we recorded a valuation allowance of $35.7 million against our deferred tax assets. If, in the future, we evaluate that our deferred tax assets are not likely to be realized, an increase in the related valuation allowance could result in a material income tax expense in the period such determination is made.
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
The purchase price transferred in our acquisitions often contain holdback and contingent consideration provisions. Holdbacks are subject to reduction for indemnification claims and are typically payable within 12 to 18 months of the acquisition date and are recorded in due to sellers in our consolidated balance sheets. Contingent consideration typically includes earnout payments payable within 6 to 18 months of the date of acquisition based on attainment of certain performance goals. The estimated fair value of contingent consideration related to potential earnout payments is calculated utilizing a binary option model, and this amount is recorded in due to sellers in the consolidated balance sheets. The fair value of contingent consideration is estimated on a quarterly basis through a collaborative effort by our sales and finance departments. Changes in the fair value of contingent consideration subsequent to the purchase price finalization are recorded as acquisition related expenses or other income (expense) in our consolidated statements of operations based on management’s assessment of the nature of the liability.
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
We have historically performed our annual goodwill and indefinite-lived intangible asset impairment test as of October 31st. During the first quarter of 2020, we changed the date of our annual impairment test to the first day of its fourth fiscal quarter, October 1st. This change was made to improve alignment with our quarterly financial reporting process and our annual planning and budgeting process. In connection with the change in the date of our annual goodwill and indefinite-lived intangible asset impairment test, we also performed a qualitative assessment as of October 31, 2020 to ensure the change did not result in the delay, acceleration or avoidance of an impairment charge. No impairment of goodwill was identified during the years ended December 31, 2020, 2019, or 2018.
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
In conjunction with entering into our $350 million, 7 year, term credit facility, and subsequent entry into an additional $190 million in incremental term loans under the Credit Facility, we entered into interest rate hedge instruments for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our $60 million, 5 year, Revolver remains floating. As of December 31, 2020, we had a principal balance of $533.3 million under our Credit Facility. As there was no debt outstanding under our Revolver as of December 31, 2020, a hypothetical change of 100 basis points would result in no change to interest expense.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future, as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $6.0 million for the year ended December 31, 2020. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
The non-financial assets and liabilities of our foreign subsidiaries are translated into United States dollars using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss. In addition, we have intercompany loans that were used to fund the acquisition of foreign subsidiaries during the years ended December 31, 2019 and 2018. Due to the long-term nature of these loans, the foreign currency gains (losses) resulting from remeasurement are recognized as a component of accumulated other comprehensive income (loss).
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

Item 8.    Financial Statements and Supplementary Data
UPLAND SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Upland Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Upland Software, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021, expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Measurement of Income Tax Provision
Description of the Matter
As more fully described in Notes 2 and 6 to the consolidated financial statements, the Company operates in domestic and international markets and is subject to tax law in the U.S., U.K., and other foreign tax jurisdictions. The income tax provision is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction. The Company’s accounting for income taxes involves the application of complex and changing tax laws, regulations, and case law in multiple jurisdictions as it relates to non-routine transactions such as acquisitions. The Company utilizes judgment in the interpretation of tax laws, regulations, and case law as they apply to its tax positions. For the year ended December 31, 2020, income tax benefit was $4.2 million.

Auditing management’s calculation of the provision for income taxes was complex because the provision for income taxes involved auditor judgment, due to the interpretation of tax laws, regulations, and case law across multiple jurisdictions, the application of those laws, regulations, and case law as it relates to non-routine transactions such as acquisitions, and evaluation of the application of such tax laws, regulations, and case law to the Company’s tax positions. These matters are subject to legal and factual interpretation. Our audit procedures required significant audit effort, including the use of our tax professionals to assist in evaluating the audit evidence obtained from our procedure

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls relating to the provision for income taxes, inclusive of management’s review of the provision for income taxes and interpretation of tax laws, regulations, and case law. For example, we tested the Company’s controls over management’s review of the underlying data used in the provision for income tax calculations and controls over management’s review of the analysis provided by advisors utilized in the application of tax law to the Company’s tax positions.

Among other audit procedures performed, we assessed the Company’s evaluation of tax laws, regulations, and case law, and tested the provision for income tax calculations including the completeness and accuracy of underlying data used in the calculations. We involved our tax matter professionals to evaluate the Company’s interpretation and application of tax laws, regulations, and case law to the Company’s tax positions. This included evaluating advice obtained by the Company. We have also evaluated the Company’s income tax disclosures included in Notes 2 and 6 of the consolidated financial statements in relation to these matters.

Revenue recognition for new products and services
Description of the Matter
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's internal controls over the process to evaluate the application of the Company’s revenue recognition policy to newly added products and services. This included the controls related to the determination of distinct performance obligations, transaction price, and pattern of revenue recognition.

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

Austin, Texas
February 25, 2021

Upland Software, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$250,029	$175,024
Accounts receivable, net of allowance for credit losses	44,472	50,938
Deferred commissions, current	5,784	3,059
Unbilled receivables	4,561	5,111
Prepaid and other	12,694	4,748
Total current assets	317,540	238,880
Tax credits receivable	2,427	4,186
Property and equipment, net	2,778	3,917
Operating lease right-of-use asset	10,124	8,056
Intangible assets, net	279,975	282,727
Goodwill	383,598	346,134
Deferred commissions, noncurrent	12,962	8,763
Other assets	1,816	4,165
Total assets	$1,011,220	$896,828
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,395	$5,904
Accrued compensation	8,138	11,559
Accrued expenses and other current liabilities	13,438	15,344
Deferred revenue	87,552	76,558
Due to sellers	416	14,276
Operating lease liabilities, current	3,315	2,533
Current maturities of notes payable (includes unamortized discount of $2,234 and $2,207 at December 31, 2020 and December 31, 2019, respectively)	3,166	3,193
Total current liabilities	121,420	129,367
Notes payable, less current maturities (includes unamortized discount of $9,414 and $11,369 at December 31, 2020 and December 31, 2019, respectively)	518,437	521,881
Deferred revenue, noncurrent	1,587	496
Operating lease liabilities, noncurrent	8,387	5,862
Noncurrent deferred tax liability, net	24,092	25,685
Interest rate swap liabilities	30,032	—
Other long-term liabilities	650	676
Total liabilities	704,605	683,967
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2020; no shares issued and outstanding as of December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized: 29,987,114 and 25,250,120 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively)	3	3
Additional paid-in capital	515,219	345,127
Accumulated other comprehensive loss	(26,234)	(1,223)
Accumulated deficit	(182,373)	(131,046)
Total stockholders’ equity	306,615	212,861
Total liabilities and stockholders’ equity	$1,011,220	$896,828
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Operations

(in thousands, except share and per share amounts)	Year Ended December 31,
	2020	2019	2018
Revenue:
Subscription and support	$277,504	$203,866	$136,578
Perpetual license	1,884	5,738	3,902
Total product revenue	279,388	209,604	140,480
Professional services	12,390	13,033	9,405
Total revenue	291,778	222,637	149,885
Cost of revenue:
Subscription and support	89,880	61,465	42,881
Professional services	8,566	7,652	5,708
Total cost of revenue	98,446	69,117	48,589
Gross profit	193,332	153,520	101,296
Operating expenses:
Sales and marketing	46,077	35,170	20,935
Research and development	39,002	29,037	20,914
General and administrative	68,072	48,077	32,041
Depreciation and amortization	36,919	25,885	14,272
Acquisition-related expenses	27,075	39,657	18,728
Total operating expenses	217,145	177,826	106,890
Loss from operations	(23,813)	(24,306)	(5,594)
Other expense:
Interest expense, net	(31,529)	(22,313)	(13,273)
Loss on debt extinguishment	—	(2,317)	—
Other income (expense), net	(111)	(3,240)	(1,781)
Total other expense	(31,640)	(27,870)	(15,054)
Loss before benefit from income taxes	(55,453)	(52,176)	(20,648)
Benefit from income taxes	4,234	6,805	9,809
Net loss	$(51,219)	$(45,371)	$(10,839)
Net loss per common share:
Net loss per common share, basic and diluted	$(1.92)	$(1.96)	$(0.54)
Weighted-average common shares outstanding, basic and diluted	26,632,116	23,099,549	19,985,528
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Comprehensive Loss

(in thousands)	Year Ended December 31,
	2020	2019	2018
Net loss	$(51,219)	$(45,371)	$(10,839)
Foreign currency translation adjustment	5,173	1,635	(3,762)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	2,271	2,219	(1,336)
Unrealized gain (loss) on interest rate swaps	(32,455)	2,424	—
Comprehensive loss	$(76,230)	$(39,093)	$(15,937)
See accompanying notes.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	20,768,401	$2	$174,944	$(2,403)	$(81,128)	$91,415
Issuance of common stock in business combination	911	—	(61)	—	—	(61)
Issuance of stock under Company plans, net of shares withheld for tax	719,800	—	(8,511)	—	—	(8,511)
Issuance of stock, net of issuance costs	—	—	(21)	—	—	(21)
Stock-based compensation	—	—	14,130	—	—	14,130
Cumulative ASC 606 adjustments	—	—	—	—	6,292	6,292
Foreign currency translation adjustment	—	—	—	(3,762)	—	(3,762)
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—	—	(1,336)	—	(1,336)
Net loss	—	—	—	—	(10,839)	(10,839)
Balance at December 31, 2018	21,489,112	$2	$180,481	$(7,501)	$(85,675)	$87,307
Issuance of common stock in business combination	7,898	—	(30)	—	—	(30)
Issuance of stock under Company plans, net of shares withheld for tax	(41,890)	—	(12,191)	—	—	(12,191)
Issuance of stock, net of issuance costs	3,795,000	1	151,113	—	—	151,114
Stock-based compensation	—	—	25,754	—	—	25,754
Foreign currency translation adjustment	—	—	—	1,635	—	1,635
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—	—	2,219	—	2,219
Unrealized gain on interest rate swaps	—	—	—	2,424	—	2,424
Net loss	—	—	—	—	(45,371)	(45,371)
Balance at December 31, 2019	25,250,120	$3	$345,127	$(1,223)	$(131,046)	$212,861
Issuance of stock under Company plans, net of shares withheld for tax	711,994	—	(1,673)	—	—	(1,673)
Issuance of stock, net of issuance costs	4,025,000	—	130,073	—	—	130,073
Stock-based compensation	—	—	41,692	—	—	41,692
Cumulative adjustment related to adoption of accounting standard	—	—	—	—	(108)	(108)
Foreign currency translation adjustment	—	—	—	5,173	—	5,173
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—	—	2,271	—	2,271
Unrealized loss on interest rate swaps	—	—	—	(32,455)	—	(32,455)
Net loss	—	—	—	—	(51,219)	(51,219)
Balance at December 31, 2020	29,987,114	$3	$515,219	$(26,234)	$(182,373)	$306,615
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(51,219)	$(45,371)	$(10,839)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,164	34,621	21,347
Deferred income taxes	(7,533)	(9,432)	268
Amortization of deferred costs	4,684	3,476	2,367
Foreign currency re-measurement (gain) loss	272	58	305
Non-cash interest and other expense	2,233	1,398	874
Non-cash stock compensation expense	41,692	25,754	14,130
Non-cash loss on divestiture of assets	—	1,988	—
Non-cash loss on retirement of fixed assets	635	—	—
Non-cash loss on debt extinguishment	—	2,317	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	10,355	3,160	(5,212)
Prepaids and other	(8,582)	(5,532)	(2,798)
Accounts payable	(3,081)	(73)	(3,399)
Accrued expenses and other liabilities	(7,825)	(4,153)	(17,615)
Deferred revenue	6,825	3,865	7,919
Net cash provided by operating activities	35,620	12,076	7,347
Investing activities
Purchase of property and equipment	(1,114)	(1,040)	(935)
Purchase of customer relationships	(201)	(696)	—
Purchase business combinations, net of cash acquired	(67,655)	(216,025)	(160,751)
Net cash used in investing activities	(68,970)	(217,761)	(161,686)
Financing activities
Payments on finance leases	(88)	(529)	(1,136)
Proceeds from notes payable, net of issuance costs	(303)	625,666	172,397
Payments on notes payable	(5,400)	(383,568)	(4,689)
Taxes paid related to net share settlement of equity awards	(2,139)	(12,659)	(9,400)
Issuance of common stock, net of issuance costs	130,539	151,551	807
Additional consideration paid to sellers of businesses	(14,710)	(16,693)	(8,056)
Net cash provided by financing activities	107,899	363,768	149,923
Effect of exchange rate fluctuations on cash	456	203	(1,172)
Change in cash and cash equivalents	75,005	158,286	(5,588)
Cash and cash equivalents, beginning of period	175,024	16,738	22,326
Cash and cash equivalents, end of period	$250,029	$175,024	$16,738
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$29,919	$23,862	$12,429
Cash paid for taxes	$3,185	$3,557	$3,348
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$(4,893)	$16,108	$17,713
Equipment acquired pursuant to financing lease obligations	$—	$44	$—
See accompanying notes.

Upland Software, Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Upland Software, Inc. (“Upland” or the “Company”) is a provider of cloud-based enterprise work management software that enables organizations to plan, manage and execute projects and work. Upland’s four cloud offerings address a broad range of enterprise work management needs, from strategic planning to task execution in the following functional areas: Sales, Marketing, Contact Center, Project Management, Information Technology, Business Operations, and Human Resources and Legal.
To support continued growth, Upland intends to pursue acquisitions within its core cloud offerings of complementary technologies and businesses. Upland expects that this will expand its product offerings, customer base and market access, resulting in increased benefits of scale. Consistent with Upland’s growth strategy, Upland has made a total of 26 acquisitions in the 9 years ending December 31, 2020.
2. Summary of Significant Accounting Policies
Basis of Presentation
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, or GAAP. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. There have been no changes in the Company’s accounting policies since December 31, 2019, except as discussed below with respect to the Company’s adoption of ASU 2016-13.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of February 25, 2021, the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits and liquid investments with original maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.
Accounts Receivable and Allowance for Credit Losses
The Company extends credit to the majority of its customers. Issuance of credit is based on ongoing credit evaluations by the Company of customers’ financial condition and generally requires no collateral. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Invoices generally require payment within 30 to 60 days from the invoice date. The Company generally does not charge interest on past due payments, although the Company's contracts with its customers usually allow it to do so.

To manage accounts receivable credit risk, the Company performs periodic credit evaluations of its customers and maintains current expected credit losses which considers such factors as historical loss information, geographic location of customers, current market conditions, and reasonable and supportable forecasts.
The following table presents the changes in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$1,238	$1,405	$1,069
Cumulative adjustment related to adoption of ASU 2016-13	108	—	—
Provision	1,115	1,720	875
Writeoffs, net of recoveries	(996)	(1,887)	(539)
Balance at end of year	$1,465	$1,238	$1,405
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues nor more than 10% of accounts receivable in the years ended December 31, 2020, 2019, or 2018.
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
The purchase price transferred in our acquisitions often contain holdback and contingent consideration provisions. Holdbacks are subject to reduction for indemnification claims and are typically payable within 12 to 18 months of the acquisition date and are recorded in due to sellers in our consolidated balance sheets. Contingent consideration typically includes earnout payments payable within 6 to 18 months of the date of acquisition based on attainment of certain performance goals. Contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. Holdback and contingent consideration liabilities are recorded in due to sellers in our consolidated balance sheet. The estimated fair value of contingent consideration related to potential earnout payments is calculated utilizing a binary option model, and this amount is recorded in due to sellers in the consolidated balance sheets. The fair value of contingent consideration is estimated on a quarterly basis through a collaborative effort by our sales and finance departments. Changes in the fair value of contingent consideration subsequent to the purchase price finalization are recorded as acquisition related expenses or other income (expense) in our consolidated statements of operations based on management’s assessment of the nature of the liability.
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
The Company has historically performed its annual goodwill and indefinite-lived intangible asset impairment test as of October 31st. During the first quarter of 2020, the Company changed the date of its annual impairment test to the first day of its fourth fiscal quarter, October 1st. This change was made to improve alignment with our quarterly financial reporting process and our annual planning and budgeting process. In connection with the change in the date of our annual goodwill and indefinite-lived intangible asset impairment test, the Company also performed a qualitative assessment as of October 31, 2020 to ensure the change did not result in the delay, acceleration or avoidance of an impairment charge. No impairment of goodwill was identified during the years ended December 31, 2020, 2019, or 2018.
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
There were no impairments of our intangible assets during the years ended December 31, 2020, 2019 or 2018.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine whether impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or net realizable value. No indicators of impairment were identified during the years ended December 31, 2020, 2019, or 2018.
Software Development Costs
Software development costs are expensed as incurred until the point the Company establishes technological feasibility. Technological feasibility is established upon the completion of a working model. Costs incurred by the Company between establishment of technological feasibility and the point at which the product is ready for general release are capitalized, subject to their recoverability, and amortized over the economic life of the related products. Because the Company believes its current process for developing its software products essentially results in the completion of a working product concurrent with the establishment of technological feasibility, no software development costs have been capitalized to date. There were no software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed. Software development costs associated with internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Eligible internal and external costs associated with significant upgrades and enhancements incurred during the application development stage are capitalized as property and equipment. During the fiscal years ended December 31, 2020, 2019, and 2018, there were no internal use software development costs capitalized under ASC 350-40, Internal-Use Software.
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
As of December 31, 2020 and 2019, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were $0.6 million and $0.5 million, respectively. These costs related primarily to the implementation of a new ERP system. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item in the consolidated statements of operations as the expense for fees for the associated hosting arrangement.
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

Debt Issuance Costs
The Company capitalizes underwriting, legal, and other direct costs incurred related to the issuance of debt, which are recorded as a direct deduction from the carrying amount of the related debt liability and amortized to interest expense over the term of the related debt using the effective interest rate method. Upon the extinguishment of the related debt, any unamortized capitalized deferred financing costs are recorded to interest expense. In 2019 the Company wrote off approximately $2.3 million of deferred financing costs associated with the pay down of its prior credit facility in connection with entering into the Company’s new Credit Agreement as discussed in Note 7. Debt. In 2020 and 2018, the Company had no write offs of deferred financing costs.
Derivatives
The Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively converted the entire balance of the Company's $540 million term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7 year term of the debt. ASC 815 requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship under the hypothetical derivative method and noted that all of the critical terms of the hypothetical derivative and hedging instrument were the same. The hedging relationship continues to limit the Company’s exposure to the variability in interest rates under the Company’s term loans and related cash outflows. As such, the Company has deemed this hedging relationship as highly effective in offsetting cash flows attributable to hedged risk (variability in forecasted monthly interest payments) for the term of the term loans and interest rate swap agreements. All derivative financial instruments are recorded at fair value as a net asset or liability in the accompanying Consolidated Balance Sheets. The fair value of interest rate swaps included in Interest rate swap liabilities in the Company's consolidated balance sheets was December 31, 2020 was $30.0 million. As of December 31, 2019, the fair value of the interest rate swaps included in Other assets in the Company's consolidated balance sheet was $2.4 million.
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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and long–term debt. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value, primarily due to short maturities. The carrying values of the Company’s debt instruments approximated their fair value based on rates currently available to the Company.
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
Advertising Costs
Advertising costs are expensed in the period incurred. Advertising expenses were $87,000, $132,000 and $79,000 for the years ended December 31, 2020, 2019, or 2018, respectively. Advertising costs are recorded in sales and marketing expenses in the accompanying consolidated statement of operations.
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
The Company accounts for uncertainty of income taxes based on a “more likely than not” threshold for the recognition and derecognition of tax positions. Interest and penalties are recorded as a component of income tax expense.
Leases
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

Stock-Based Compensation
We measure all share-based payments, including grants of options to purchase common stock and the issuance of restricted stock or restricted stock units to employees, service providers and board members, using the fair-value at grant date. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period. We value restricted stock and restricted stock units at the closing price of our common stock on the grant date. We value stock option awards using the Black-Scholes option-pricing model. For the years ended December 31, 2020, 2019, and 2018 stock-based compensation awards consisted primarily of restricted stock and restricted stock units.
From time to time, we grant restricted stock units that also include performance or market-based conditions (“PRSUs”). For PRSUs granted with a market condition, we use a Monte Carlo simulation analysis to value the award. Compensation expense for awards with marked-based conditions is recognized over the required service period of the grant based on the grant date fair value of the award and is not subject to fluctuation due to achievement of the underlying market-based condition.
Significant assumptions used in the Monte Carlo simulation model for the PRSUs granted during the twelve months ended December 31, 2020 are as follows. No PRSUs were granted during the years ended December 31, 2019 and 2018, respectively.

Year Ended December 31,
2020
Expected volatility	45.1%
Risk-free interest rate	1.3%
Remaining performance period (in years)	1.35
Dividend yield	—
The following table summarizes the weighted-average grant-date fair value of options granted during 2018 and the assumptions used to develop their fair values. No stock options were awarded during the years ended December 31, 2020 and 2019.

Year Ended December 31,
2018
Weighted average grant-date fair value of options	$11.42
Expected volatility	33.4%
Risk-free interest rate	2.8%
Expected life in years	5.00
Dividend yield	—
Comprehensive Loss
The Company utilizes the guidance in Accounting Standards Codification (ASC) Topic 220, Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar, unrealized translation gains (losses) on foreign currency denominated intercompany loans, and unrealized gains (losses) on interest rate swaps. Refer to Note 12. Stockholders' Equity for a detail of the components of accumulated comprehensive income for the years ended December 31, 2020, 2019, or 2018.

Foreign Currency Transactions
The functional currency of our foreign subsidiaries are the local currencies. Results of operations for foreign subsidiaries are translated in United States dollars using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into United States dollars using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss. Assets and liabilities denominated in currencies other than the functional currency are remeasured using the current exchange rate for monetary accounts and historical exchange rates for nonmonetary accounts, with exchange differences on remeasurement included in other income (expense) in our statements of operations. For the years ended December 31, 2020 and 2018 net gains related to remeasurement of foreign currency transactions of $0.2 million, and $0.3 million, respectively, were recorded in other income (expense) in our statements of operations. For the year ended December 31, 2019 net losses related to remeasurement of foreign currency transactions of $0.5 million were recorded in other income (expense) in our statements of operations.
We have foreign currency denominated intercompany loans that were used to fund the acquisition of foreign subsidiaries in 2018 and 2019. Due to the long-term nature of the loans, the foreign currency gains (losses) resulting from remeasurement are recognized as a component of accumulated other comprehensive income (loss). During the year ended December 31, 2020 the balances of these intercompany loans were converted to US dollars. During the years ended December 31, 2020, 2019 and 2018 a translation gain of $2.3 million, gain of $2.2 million, and loss of $1.4 million, respectively, were recognized as a component of accumulated other comprehensive income (loss) related to long-term intercompany loans.
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
2020 Acquisitions
Acquisitions completed during the twelve months ended December 31, 2020 include the following:
•Localytics - On February 6, 2020, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Char Software, Inc (dba Localytics), a Delaware corporation (“Localytics”), a provider of mobile app personalization and analytics solutions. Revenues recorded since the acquisition date through December 31, 2020 were approximately $16.3 million. We determined that disclosing the amount of Localytics related earnings included in the consolidated statements of operations is impracticable, as certain operations of Localytics were integrated into the operations of the Company from the date of acquisition.
•See Note 17. Subsequent Events for discussion of the acquisition of Second Street Media, Inc., which was completed subsequent to December 31, 2020.
2019 Acquisitions
Acquisitions completed during the year ended December 31, 2020 include the following:
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

Consideration
The following table summarizes the consideration transferred for the acquisitions described above (in thousands):

	Localytics	Altify	InGenius	Cimpl	Kapost	Postup	Adestra	Rant & Rave	RO Innovation	Interfax
Cash	$67,655	$84,000	$26,428	$23,071	$45,000	$34,825	$55,242	$58,470	$12,469	$35,000
Holdback(1)	345	—	3,000	2,600	5,000	175	4,432	6,500	1,781	5,000
Contingent consideration(2)	1,000	—	4,865	—	—	—	—	—	—	—
Working capital and other adjustments (3)	(5,238)	—	—	—	(601)	—	197	(211)	(87)	—
Total consideration	$63,762	$84,000	$34,293	$25,671	$49,399	$35,000	$59,871	$64,759	$14,163	$40,000
(1)Represents cash holdbacks subject to indemnification claims that are payable 12 months from closing for Localytics, InGenius, Cimpl, Kapost, Postup, Adestra, Rant & Rave and RO Innovation and 18 months from closing for Interfax.
(2)Represents the acquisition date fair value of anticipated earn-out payments which are based on the estimated probability of attainment of the underlying future performance-based conditions at the time of acquisition. The maximum potential payout for the InGenius earn-out was $15.0 million. For the year ended December 31, 2018, contingent consideration included potential future earn-out payments related to the acquisition of RO Innovation for up to $7.5 million which was valued at $0.0 million as of the acquisition date based on the probability of attainment of future performance-based goals. In addition to the contingent consideration detailed in the table above, during the year ended December 31, 2018 the Company incurred contingent consideration related to an asset acquisition from a former reseller of Interfax in connection with our acquisition of Interfax as discussed under “Other Acquisitions” below. Refer to Note 4 for further discussion regarding the calculation of fair value of acquisition related earn-outs and subsequent payouts.
(3)Working capital and other adjustments includes a $5.2 million reduction in total consideration for Localytics related to a representation and warranty insurance settlement which is included in prepaids and other current assets on the Company’s consolidated balance sheets as of December 31, 2020.
Unaudited Pro Forma Information
The pro forma statements of operations data for year ended December 31, 2018, shown in table below, give effect to the Rant & Rave acquisition, described above, as if it had occurred at January 1, 2017. These amounts have been calculated after applying our accounting policies and adjusting the results of Rant & Rave to reflect: the reversal and deferral of commissions expense, the costs of debt financing incurred to acquire Rant & Rave, the additional intangible amortization and the adjustments to acquired deferred revenue that would have been recognized assuming the fair value adjustments had been applied and incurred since January 1, 2017. This pro forma data is presented for informational purposes only and does not purport to be indicative of our future results of operations.
The table below shows the Pro forma statements of operations data for the respective years ending December 31 (in thousands):

2018
Revenue	$167,450
Net loss (1)	$(14,086)
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

Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The accounting for the Company’s 2020, 2019 and 2018 acquisitions (as disclosed in the table below) are final.

The following condensed table presents the finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions closed in 2019 and 2020 (in thousands):

	Final
	Localytics	Altify	InGenius	Cimpl	Kapost	Postup
Year Acquired	2020	2019	2019	2019	2019	2019

Cash	$—	$730	$11	$142	$—	$19
Accounts receivable	3,648	6,629	1,456	1,041	3,901	1,054
Other current assets	6,323	889	317	278	1,066	1,373
Tax credits receivable	—	916	1,489	1,383	—	—
Operating lease right-of-use asset	7,605	1,085	1,099	230	2,136	—
Property and equipment	409	139	364	233	686	743
Customer relationships	30,500	50,954	11,208	12,430	23,735	10,667
Trade name	300	1,112	424	216	787	468
Technology	6,600	7,648	4,576	3,240	5,756	2,943
Goodwill	33,543	34,426	24,141	12,928	20,953	21,973
Other assets	6	378	—	6	—	—
Total assets acquired	88,934	104,906	45,085	32,127	59,020	39,240
Accounts payable	(2,382)	(1,499)	(128)	(305)	(50)	(447)
Accrued expense and other	(6,761)	(3,901)	(2,807)	(1,206)	(3,724)	(530)
Deferred tax liabilities	(3,382)	(7,083)	(4,897)	(4,595)	(1,954)	(3,248)
Deferred revenue	(4,812)	(7,907)	(2,960)	(350)	(3,893)	(15)
Operating lease liabilities	(7,835)	(516)	—	—	—	—
Total liabilities assumed	(25,172)	(20,906)	(10,792)	(6,456)	(9,621)	(4,240)
Total consideration	$63,762	$84,000	$34,293	$25,671	$49,399	$35,000
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
The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the years ended December 31, 2020 and 2019 (in years):

	Useful Life
	December 31, 2020	December 31, 2019
Customer relationships	8.0	9.8
Trade name	2.0	9.2
Developed technology	5.0	7.9
Total weighted-average useful life	7.4	9.5
During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to management’s estimates and assumptions. The change in the preliminary acquisition-date fair value of assets and liabilities for Altify during the twelve months ended December 31, 2020 was related primarily to a $1.0 million decrease in deferred tax liabilities. The change in the preliminary acquisition-date fair value of assets and liabilities for Localytics during the twelve months ended December 31, 2020 was related primarily to a $0.9 million decrease in deferred tax liabilities.
The goodwill of $148.0 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes related to the above acquisitions was $6.2 million.
Total transaction costs incurred with respect to acquisition activity in the years ended December 31, 2020, 2019, and 2018 were $4.3 million, $11.3 million, and $6.1 million, respectively. These costs are included in Acquisition-related expenses in our consolidated statement of operations.

Other Acquisitions and Divestitures
From time to time we may purchase or sell customer relationships that meet certain criteria. During the twelve months ended December 31, 2020 and 2019 we completed customer relationship acquisitions totaling $0.2 million and $1.6 million, respectively.
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
In the fourth quarter of 2019, Upland divested of certain minor non-strategic customer contracts and related website management and analytics assets. As a result, during the year ended December 31, 2019 the Company recognized a $2.0 million non-cash expense on divestiture which is included in the Other income (expense), net line item in the Company’s consolidated statement of operations for the year ended December 31, 2019. The assets divested consisted primarily of $2.2 million in deferred commission costs, $1.1 million in intangible assets (customer relationship and related technology), $0.2 million in allocated goodwill, and $1.0 million of liabilities primarily deferred revenue.

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
As of December 31, 2020 and 2019 the Company had contingent accrued earnout business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels or changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. Any gain (loss) related to subsequent changes in the fair value of contingent consideration is recorded in acquisition-related expense or other income (expense) in the Company's consolidated statements of operations based on management's assessment of the nature of the liability. Earnout consideration liabilities are included in Due to sellers in the Company's consolidated balance sheets.
In connection with entering into, and expanding, the Company's credit facility, as discussed further in Note 7. Debt, the Company entered into interest rate swaps for the full 7 year term of the Company’s term loans, effectively fixing our interest rate at 5.4% for the full value of the Company’s term loans. The fair value of this swap is measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2. As of December 31, 2020 and 2019 the fair value of the interest rate swaps are included in Interest rate swap liabilities and Other assets, respectively, on the Company's consolidated balance sheets.

Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap liability	$—	$30,032	$—	$30,032

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
	$—	$2,424	$—	$2,424
Liabilities:
Earnout consideration liability	$—	$—	$4,394	$4,394

The decrease in cash earnouts from December 31, 2019 to December 31, 2020 is related to cash settlement of earnouts related to Localytics and InGenius.

The following table presents additional information about earnout consideration liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

	December 31,
	2020	2019
Beginning balance	$4,394	$1,396

Remeasurement adjustments:
Loss included in earnings	155	241

Acquisitions and settlements:
Acquisitions	1,000	4,865
Settlements (1)	(5,549)	(2,108)
Ending balance	$—	$4,394
(1)The year ended December 31, 2020 includes payments of $1.0 million and $4.5 million for the outstanding balance of earnout liabilities related to the acquisition of Localytics and InGenius, respectively, as described in Note 3. Acquisitions.The year ended December 31, 2019 includes payments of $1.5 million and $0.6 million for the outstanding balance of earnout liabilities related to the acquisition of RO Innovation and the Marketech asset purchase, respectively, as describe in Note 3. Acquisitions.
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
As of December 31, 2020 the Company had no contingent consideration liabilities outstanding.
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

Debt
The Company believes the carrying value of its long-term debt at December 31, 2020 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company. The estimated fair value and carrying value of the Company's debt, before debt discount, at December 31, 2020 and December 31, 2019 are $533.3 million and $538.7 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.
5. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for each of the two years in the period ended December 31, 2020 are summarized in the table below (in thousands):

Balance at December 31, 2018	$225,322
Acquired in business combinations	117,610
Adjustment related to prior year business combinations	3,123
Adjustment related to finalization of business combinations	(2,195)
Foreign currency translation adjustment	2,274
Balance at December 31, 2019	$346,134
Acquired in business combinations	39,646
Adjustment related to prior year business combinations (1)	(996)
Adjustment related to finalization of current year business combinations	(6,103)
Foreign currency translation adjustment	4,917
Balance at December 31, 2020	$383,598
(1)Related to changes in the ASC 805 valuation of intangible assets in the prior year business combination of Altify.
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions purchases and from acquisitions of customer relationships. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2020
Customer relationships	1-10	$318,941	$89,131	$229,810
Trade name	1.5-10	9,283	4,763	4,520
Developed technology	4-9	79,382	33,929	45,453
Non-compete agreements	3	$1,148	$956	$192
Total intangible assets		$408,754	$128,779	$279,975

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2019
Customer relationships	1-10	$283,005	$53,984	$229,021
Trade name	1.5-10	8,827	3,884	4,943
Developed technology	4-9	71,522	23,333	48,189
Non-compete agreements	3	1,148	574	574
Total intangible assets		$364,502	$81,775	$282,727

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. During the twelve months ended December 31, 2020, the Company considered whether the current market and economic conditions arising from the COVID-19 pandemic could be a potential indicator of impairment of the Company’s intangible assets and goodwill. Based on management’s qualitative review, no impairment of intangible assets or goodwill was identified. During the fourth quarter of 2019, management made the decision to sunset and divest certain minor non-strategic customer contracts and related website management and analytics assets. The remaining useful life of certain customer relationship assets included in the sunset asset group were reduced by 1 year to 2.5 years which represents the term left on the current active contracts. Management has determined there have been no other changes in the useful life during the years ended December 31, 2020, 2019, and 2018. No impairment was recorded during the years ended December 31, 2020, 2019, and 2018. Total amortization expense was $44.9 million, $32.4 million, and $19.0 million during the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
2021	$44,243
2022	41,377
2023	39,234
2024	36,915
2025	33,592
Thereafter	84,614
Total	$279,975

6. Income Taxes
The Company's loss from continuing operations before income taxes for the years ended December 31, was as follows (in thousands):

	2020	2019	2018
Loss before provision for income taxes:
United States	$(43,851)	$(41,237)	$(23,350)
Foreign	(11,602)	(10,939)	2,702
	$(55,453)	$(52,176)	$(20,648)

The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	2020	2019	2018
Current
Federal	$—	$(10)	$177
State	402	395	253
Foreign	2,449	1,989	2,328
Total Current	$2,851	$2,374	$2,758

Deferred
Federal	$(2,275)	$(5,139)	$(9,866)
State	(137)	(103)	(1,584)
Foreign	(4,673)	(3,937)	(1,117)
Total Deferred	(7,085)	(9,179)	(12,567)
(Benefit from) provision for income taxes	$(4,234)	$(6,805)	$(9,809)
As of December 31, 2020 the Company had total net operating loss carryforwards of approximately $344.5 million consisting of $318.6 million and $25.9 million related to the U.S federal and foreign net operating loss carryforwards, respectively. In addition, as of December 31, 2020, the Company had research and development credit carryforwards of approximately $3.0 million. The U.S. federal net operating loss and credit carryforwards will expire beginning in 2021, if not utilized. Utilization of the U.S. federal net operating losses and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation will result in the expiration of approximately $133.9 million of U.S. federal net operating losses and $3.0 million of credit carryforwards before utilization. Approximately $23.8 million of the foreign net operating loss carryforwards carry forward indefinitely with the remainder expiring beginning in 2039.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	2020	2019	2018
Deferred tax assets:
Accrued expenses and allowances	$2,095	$2,616	$1,871
Deferred revenue	613	28	4
Stock compensation	1,151	1,157	743
Net operating loss and tax credit carryforwards	53,157	45,716	33,579
Disallowed interest expense carryforwards	11,599	6,692	2,888
Capital expenses	286	192	205
Tax credit carryforwards	600	991	—
Lease liability	3,054	2,177	—
Unrealized losses	7,617	—	—
Other	658	696	723
Valuation allowance for noncurrent deferred tax assets	(35,701)	(21,179)	(15,507)
Net deferred tax assets	$45,129	$39,086	$24,506

Deferred tax liabilities:
Prepaid expenses	(260)	(210)	(61)
Intangible assets	(56,541)	(53,737)	(33,518)
Goodwill	(5,954)	(5,187)	(2,012)
Tax credit carryforwards	—	—	(302)
Right of use asset	(2,597)	(2,135)	—
Unrealized gains	—	(1,184)	—
Deferred commissions	(3,869)	(2,318)	(1,924)
Net deferred tax liabilities	$(69,221)	$(64,771)	$(37,817)
Net deferred taxes	$(24,092)	$(25,685)	$(13,311)
Due to the uncertainty surrounding the timing of realizing the benefits of its domestic favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its domestic net deferred tax asset, exclusive of goodwill. During the year ended December 31, 2020 and 2019, the valuation allowance increased by approximately $14.5 million and increased by approximately $5.7 million, respectively, due primarily to operations and acquisitions. The valuation allowance change included a reduction of $2.4 million due to acquired net deferred tax liabilities as a result of domestic business combinations, which was recorded as an income tax benefit in the year ended December 31, 2020.
At December 31, 2020, we did not provide deferred income taxes on temporary differences resulting from earnings of certain foreign subsidiaries which are indefinitely reinvested. The reversal of these temporary differences could result in additional tax; however, it is not practicable to estimate the amount of any unrecognized deferred income tax liabilities at this time. Deferred income taxes are provided as necessary with respect to earnings that are not indefinitely reinvested.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate to income before taxes due to the following:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.6%	2.7%	4.6%
Tax credits	(0.1)%	1.4%	0.4%
Effect of foreign operations	(1.1)%	(1.0)%	(2.1)%
Stock compensation	(0.3)%	4.1%	12.3%
Disallowed excess executive compensation	(4.0)%	(2.1)%	—%
Permanent items and other	(0.7)%	(2.3)%	(6.6)%
Change in valuation allowance	(8.8)%	(10.8)%	17.9%
	7.6%	13.0%	47.5%
Under ASC 740-10, Income Taxes - Overall, the Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. The Company has determined it has the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2020. The Company does not anticipate any significant changes in such uncertainties and judgments during the next 12 months. To the extent the Company is required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability, (in thousands).

Balance at December 31, 2018	$2,006
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(1,317)
Settlements	—
Balance at December 31, 2019	$689
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(79)
Settlements	—
Balance at December 31, 2020	$610
If the Company were to recognize unrecognized tax benefits as of December 31, 2020, $0.6 million would impact the effective tax rate. The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020, the Company had $0.2 million accrued interest or penalties related to uncertain tax positions, none of which is expected to reverse in the next 12 months.
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

7. Debt
Long-term debt consisted of the following at December 31, 2020 and December 31, 2019 (in thousands):

	December 31,
	2020	2019
Senior secured loans (includes unamortized discount of $11,648 and $13,576 based on an imputed interest rate of 5.8% and 5.8%, at December 31, 2020 and December 31, 2019, respectively)	$521,603	$525,074
Less current maturities	(3,166)	(3,193)
Total long-term debt	$518,437	$521,881
Credit Facility
On August 6, 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a new $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of December 31, 2020. The Credit Facility replaced the Company's previous credit agreement. All outstanding balances under our previous credit agreement were paid off using proceeds from our Credit Facility.
On November 26, 2019 (the “Closing Date”), the Company entered into a First Incremental Assumption Agreement (the “Incremental Assumption Agreement”) which provides for a term loan facility to be established under the Credit Facility in an aggregate principal amount of $190.0 million (the “2019 Incremental Term Loan”), which is in addition to the existing $350 million term loans outstanding under the Credit Facility and the $60 million revolving credit facility under the Credit Facility.
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
Interest rate swaps
On August 6, 2019, the Company entered into an interest rate hedge instrument for the full 7 year term, effectively fixing our interest rate at 5.4% for the Term Loan. In addition, on November 26, 2019, the Company entered into interest rate swap agreements to hedge the interest rate risk associated with the Company’s floating rate obligations under the 2019 Incremental Term Loan. These interest rate swaps fix the Company's interest rate (including the hedge premium) at 5.4% for the term of the Credit Facility. The interest rate associated with our new $60 million, 5 year, Revolver remains floating.
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At December 31, 2020, the fair value of the interest rate swap was a $30.0 million liability as a result of a decline in short term interest rates during 2020. In the next twelve months, the Company estimates that $5.5 million will be reclassified from Accumulated other comprehensive income (loss) and recorded as an increase/decrease to Interest expense.

	Year Ended December 31
	2020	2019
Gain (loss) recognized in Other comprehensive income on derivative financial instruments	$(32,455)	$2,424
Gain (loss) on interest rate swap (included in Interest expense on our consolidated statement of operations)	$(5,500)	$484

Revolver
Loans under the Revolver are available up to $60 million, of which none is currently outstanding. The Revolver provides a sub facility whereby the Company may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $10.0 million for the Company. The aggregate amount of outstanding Letters of Credit are reserved against the credit availability under the Maximum Revolver Amount. The Company incurs a 0.50% per annum unused line fee on the unborrowed balance of the Revolver which is paid quarterly.
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of December 31, 2020, the Company had no borrowings outstanding under the Revolver or related sub facility.
Covenants
The Credit Facility contains customary affirmative and negative covenants. The negative covenants limit the ability of the Loan Parties to, among other things (in each case subject to customary exceptions for a credit facility of this size and type):
•Incur additional indebtedness or guarantee indebtedness of others;
•Create liens on our assets;
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
The Credit Agreement contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, change in control, bankruptcy and insolvency defaults and material judgment defaults. The occurrence of an event of default could result in the acceleration of Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate. The Term Loan and Revolver are secured by substantially all of the Company's assets. As of December 31, 2020 the Company was in compliance with all covenants under the Credit Agreement.
Cash interest costs averaged 5.4% and 6.0% for the years ended December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020 the Company had incurred $11.6 million of unamortized financing costs associated with the Credit Facility. These financing costs will be amortized to non-cash interest expense over the term of the Credit Agreement. During the year ended December 31, 2019, as a result of the paydown of our previous credit facility, the Company was required to write off debt issuance cost of $2.3 million as a loss on debt extinguishment related to the unamortized debt discount on our previous term loan.

Debt Maturities
Under the terms of the Credit Agreement, future debt maturities of long-term debt excluding debt discounts at December 31, 2020 are as follows, (in thousands):

Year ending December 31:
2021	$5,400
2022	5,400
2023	5,400
2024	5,400
2025	5,400
Thereafter	506,251
$533,251
Less unamortized discount	11,648
$521,603

8. Net Loss Per Share
The following table sets for the computations of loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerators:
Net loss	$(51,219)	$(45,371)	$(10,839)
Denominator:
Weighted–average common shares outstanding, basic and diluted	26,632,116	23,099,549	19,985,528
Net loss per common share, basic and diluted	$(1.92)	$(1.96)	$(0.54)
Due to the net losses incurred for the years ended December 31, 2020, 2019, and 2018, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents excluded from the weighted-average shares used to calculate diluted net loss per common share:

	Year Ended December 31,
	2020	2019	2018
Stock options	264,002	329,698	408,899
Restricted stock awards	34,508	371,217	997,014
Restricted stock units	1,261,290	790,807	—
Performance restricted stock units	66,297	—	—
Total anti–dilutive common share equivalents	1,626,097	1,491,722	1,405,913

9. Leases
Operating Leases
The Company leases office space under operating leases that expire between 2021 and 2026. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed rent increases over the term of the lease, rent holidays and provide for additional renewal periods. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis.

Finance Leases
The current and long-term portion of finance lease obligations are recorded in other current liabilities and other long-term liabilities line items on the balance sheet, respectively. The Company's finance lease agreements are generally for four years and contain a bargain purchase option at the end of the lease term.
Total office rent expense for the years ended December 31, 2020, 2019, and 2018 were approximately $5.9 million, $2.9 million, and $1.9 million, respectively. The $5.9 million office rent expense in 2020 includes approximately $3.6 million of transformation charges in conjunction with the closures of the Localytics, Kapost and Altify offices as we continue to consolidate and integrate these acquisitions.
The Company has entered into sublease agreements related to excess office space as a result of the Company's transformation activities related to its acquisitions. The Company’s current sublease agreements terminate in 2023. For the years ended December 31, 2020, 2019, and 2018 the Company recognized rental income on subleases, as offsets to rental expense, of $0.8 million, $0.5 million and $0.3 million, respectively. Operating lease obligations in the future minimum payments table below do not include the impact of future rental income of $3.3 million related to these subleases as of December 31, 2020.
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$6,681	2,915
Finance lease costs:
Amortization of right-of-use assets	139	714
Interest on lease liabilities	10	67
Sublease income	(798)	(454)
Total lease costs	$6,032	3,242
Other information about lease amounts recognized in our consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$4,160	$3,119
Operating cash flows from finance leases	$10	$75
Financing cash flows from finance leases	$88	$529
Right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$8,915	$5,770
Weighted average remaining lease term (in years):
Operating leases	4.1	4.3
Finance leases	2.6	1.2
Weighted average discount rate
Operating leases	5.6%	6.0%
Finance leases	5.1%	5.6%

Future minimum payments for operating and finance lease obligations and purchase commitments are as follows (in thousands):

	Finance Leases	Operating Leases
2021	$7	$3,785
2022	7	3,406
2023	2	2,874
2024	—	1,861
2025	—	1,126
Thereafter	—	547
Total minimum lease payments	16	13,599
Less amount representing interest	(2)	(1,897)
Present value of lease liabilities	$14	$11,702

Accrued expenses and other current liabilities	$9	$—
Operating lease liabilities, current	—	3,315
Operating lease liabilities, noncurrent	—	8,387
Other long-term liabilities	5	—
Total lease liabilities	$14	$11,702

10. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment. As of December 31, 2020, the remaining aggregate minimum purchase commitment under these arrangements was approximately $48.9 million through 2025.
In addition, the Company has an outstanding purchase commitment in 2021 for software development services from DevFactory FZ-LLC (“DevFactory”) pursuant to a technology services agreement in the amount of $9.6 million. On March 28, 2017, the Company and DevFactory executed an amendment to extend the initial term of the agreement to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment was January 1, 2017. For years after 2021, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2021 total revenues increase by 10% as compared to 2020 total revenues, then the 2022 purchase commitment will increase by approximately $1.0 million from the 2021 purchase commitment amount to approximately $10.6 million.
Future minimum payments for purchase commitments are as follows (in thousands):

Purchase Commitments
2021	$19,409
2022	9,765
2023	11,270
2024	11,379
2025	6,694
Thereafter	—
Total minimum payments	$58,517

Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. As of December 31, 2020, the Company is not involved in any current or pending legal proceedings, and does not anticipate any legal proceedings, that may have a material adverse effect on the consolidated financial position or results of operations of the Company.
11. Property and Equipment, Net
Property and equipment consisted of the following (in thousands) at:

	December 31,
	2020	2019
Equipment	$13,515	$12,936
Furniture and fixtures	645	633
Leasehold improvements	1,751	2,001
Accumulated depreciation	(13,133)	(11,653)
Property and equipment, net	$2,778	$3,917
Amortization of assets recorded under financing leases is included with depreciation expense. Depreciation and amortization expense on property and equipment was $2.2 million, $2.2 million and $2.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. During 2020 we recognized a $0.6 million loss on disposal of assets related primarily to leasehold improvements associated with the consolidation and integration of our recent acquisitions.The Company recorded no impairment of property and equipment and recorded no losses on the disposal of property and equipment during the years ended December 31, 2019, and 2018.
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

On August 10, 2020, we filed a registration statement on Form S-3 (File No. 333-243728) (the “2020 S-3”), which became effective automatically upon its filing and covers an unlimited amount of securities. The 2020 S-3 will remain effective through August 2023. On August 14, 2020, we completed a registered underwritten public offering pursuant to the 2020 S-3 of 3,500,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $34.00 per share. In addition, on August 27, 2020 we closed the sale of an additional 525,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The total net proceeds of the offering, including shares issued pursuant to the fully exercised option, of $130.1 million, net of issuance costs of $6.8 million, will be used for general business purposes, including the funding of future acquisitions. There are no open outstanding security offerings at this time.
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
The following table shows the components of accumulated other comprehensive loss, net of income taxes, (“AOCI”) in the stockholders’ equity section of our consolidated balance sheets at the dates indicated (in thousands):

	December 31,
	2020	2019
Foreign currency translation adjustment	$644	$(4,530)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	3,154	883
Unrealized gain (loss) on interest rate swaps	(30,032)	2,424
Total accumulated other comprehensive loss	$(26,234)	$(1,223)
The unrealized translation loss on intercompany loans with foreign subsidiaries as of December 31, 2020 is net of unrealized income tax expense of $2.0 million. The income tax expense/benefit allocated to each component of other comprehensive income (loss) for all other periods and components is not material.
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
2010 Plan
At December 31, 2020, there were 85,114 options outstanding under the 2010 Plan. Following the effectiveness of the Company’s 2014 Plan in November 2014, no further awards have been made under the 2010 Plan, although each option previously granted under the 2010 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2010 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2010 Plan instead will be available for issuance under the 2014 Plan.

2014 Plan
In November 2014, the Company adopted the 2014 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The 2014 Plan also provides for the automatic grant of option awards to our non-employee directors. As of December 31, 2020, there were 178,888 options outstanding under the 2014 Plan, and shares of common stock reserved for issuance under the 2014 Plan consist of 588,742 shares. In addition, the number of shares available for issuance under the 2014 Plan will be increased annually in an amount equal to the least of (i) 4% of the outstanding Shares on the last day of the immediately preceding Fiscal Year or (ii) such number of Shares determined by the Board. At December 31, 2020, there were 34,508 restricted stock awards, 1,261,290 restricted stock units and 66,297 performance based restricted stock units outstanding under the 2014 Plan.
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
Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$1,951	$1,000	$654
Research and development	3,391	2,310	1,250
Sales and marketing	3,450	1,543	533
General and administrative	32,900	20,901	11,693
Total	$41,692	$25,754	$14,130

Restricted Stock Units
During the twelve months ended December 31, 2020 the Company granted restricted stock units under its 2014 Stock Incentive Plan, in lieu of restricted stock awards, primarily for stock plan administrative purposes. Restricted stock unit activity during the year ended December 31, 2020 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2019	790,807	$39.55
Units granted	1,353,791	40.30
Units vested	(751,668)	39.99
Awards forfeited	(131,640)	41.26
Unvested balances at December 31, 2020	1,261,290	$39.92
The total fair value of restricted stock units vested during the years ended December 31, 2020, 2019, and 2018 was approximately $31.0 million, $10.6 million and $0.0 million , respectively. As of December 31, 2020, $49.5 million of unrecognized compensation cost related to unvested restricted stock awards and restricted stock units (including performance based awards) is expected to be recognized over a weighted-average period of 1.73 years. The vesting of restricted stock during the year ended December 31, 2020 resulted in an excess tax deduction of approximately $4.7 million. The expected tax benefit of approximately $3.6 million is included as part of the deferred tax asset associated with net operating loss carryforwards, currently fully offset by a valuation allowance.

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
PRSU activity during the year ended December 31, 2020 is as follows:

	Number of PRSUs Outstanding	Weighted-Average Grant Date Fair Value (1)
Unvested balances at December 31, 2019	—	$—
Units granted	66,297	79.72
Unvested balances at December 31, 2020	66,297	$79.72
(1)    Fair value is calculated based on the grant closing stock price of $41.48 as of February 24, 2020 multiplied by a fair value factor of 192.20% as determined using a Monte Carlo simulation.
Restricted Stock Awards
Restricted stock activity during the year ended December 31, 2020 is as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2019	371,217	$28.26
Awards granted	—	$—
Awards vested	(305,704)	$28.02
Awards forfeited	(31,005)	$28.54
Unvested balances at December 31, 2020	34,508	$30.13
The total fair value of restricted stock awards vested during the years ended December 31, 2020, 2019, and 2018 was approximately $11.7 million, $24.7 million and $26.2 million , respectively.

Stock Option Activity
Stock option activity during the year ended December 31, 2020 is as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	329,698	$8.57
Options granted	—	—
Options exercised	65,477	7.14
Options forfeited	—	—
Options expired	219	1.79
Outstanding at December 31, 2020	264,002	$8.93	4.6	$9,757
Options vested and expected to vest at December 31, 2020	264,002	$8.93	4.6	$9,757
Options vested and exercisable at December 31, 2020	264,002	$8.93	4.6	$9,757
The aggregate intrinsic value of options exercised at December 31, 2020, 2019, and 2018, was approximately $2.3 million, $2.8 million and $3.7 million , respectively. The total fair value of options vested during the years ended December 31, 2020, 2019, and 2018 was approximately $0.0 million, $0.0 million and $0.4 million , respectively.
As of December 31, 2020, $0 unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0 years.
The Company received approximately $0.5 million in cash from option exercises under the respective Plans in 2020. The Company issued shares from amounts reserved under the respective Plans upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under any of the Company’s stock option Plans. The exercise of stock options during the year ended December 31, 2020 resulted in an excess tax deduction of approximately $1.9 million. The expected tax benefit of approximately $0.8 million is included as part of the deferred tax asset associated with net operating loss carryforwards, currently fully offset by a valuation allowance.
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
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including professional services sold with either individual or multiple subscriptions or perpetual licenses. For these contracts, the Company records individual performance obligations separately if they are distinct by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, (“SSP”), of each distinct good or service in the contract. We only include estimated amounts of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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
Principal vs. Agent Considerations
The Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) for vendor reseller agreements and messaging-related agreements. Where the Company is the principal, it first obtains control of the inputs to the specific good or service and directs their use to create the combined output. The Company's control is evidenced by its involvement in the integration of the good or service on its platform before it is transferred to its customers, and is further supported by the Company being primarily responsible to its customers and having a level of discretion in establishing pricing. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, the Company places the most weight on the analysis of whether or not it is the primary obligor in the arrangement.

Generally, the Company reports revenues from vendor reseller agreements on a gross basis, meaning the amounts billed to customers are recorded as revenues, and expenses incurred are recorded as cost of revenues. As the Company is primarily obligated in its messaging-related subscription contracts, has latitude in establishing prices associated with its messaging program management services, is responsible for fulfillment of the transaction, and has credit risk, we have concluded it is appropriate to record revenue on a gross basis with related telecom messaging costs incurred from third parties recorded as cost of revenues. Revenues provided from agreements in which the Company is an agent are immaterial.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, and deferred revenues. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in unbilled receivables, which are expected to be billed during the succeeding twelve-month period and are recorded in Unbilled receivables in our consolidated balance sheets. A contract liability results when we receive prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. We recognize contract liabilities as revenues upon satisfaction of the underlying performance obligations. Contract liabilities that are expected to be recognized as revenues during the succeeding twelve-month period are recorded in Deferred revenue and the remaining portion is recorded in Deferred revenue noncurrent on the accompanying consolidated balance sheets at the end of each reporting period.
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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of December 31, 2020 and 2019 unbilled receivables were $4.6 million and $5.1 million, respectively.

Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized over the expected life of the customer relationships, which has been determined to be approximately 6 years based on historical data and management’s estimate in a pattern similar to how revenue is recognized. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy as described in Note 2. No indicators of impairment were identified during the year ended December 31, 2020.
The following table presents the activity impacting deferred commissions for the year ended December 31, 2020 (in thousands):

December 31,
2020
Deferred commissions beginning balance	$11,822
Capitalized deferred commissions	11,464
Amortization of deferred commissions	(4,540)
Deferred commissions ending balance	$18,746
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the twelve months ended December 31, 2020, we recognized $69.6 million and $3.3 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period. In addition, during the twelve months ended December 31, 2020 we recognized $4.6 million in revenue that was included in the acquired deferred revenue balance of our 2020 acquisition as disclosed in Note 3. Acquisitions.
Remaining Performance Obligations
As of December 31, 2020, approximately $239.9 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 68% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues:
Subscription and support:
United States	$206,320	$140,882	$106,628
United Kingdom	39,032	38,879	11,189
Canada	14,830	10,504	5,395
Other International	17,322	13,601	13,366
Total subscription and support revenue	277,504	203,866	136,578
Perpetual license:
United States	1,396	5,395	2,378
United Kingdom	16	42	94
Canada	76	111	303
Other International	396	190	1,127
Total perpetual license revenue	1,884	5,738	3,902
Professional services:
United States	8,721	9,250	7,321
United Kingdom	2,059	2,367	487
Canada	504	536	591
Other International	1,106	880	1,006
Total professional service revenue	12,390	13,033	9,405
Total revenue	$291,778	$222,637	$149,885

14. Employee Benefit Plans
The Company has established one voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code. The Company made no contributions to the 401(k) plans for the years ended December 31, 2020, 2019, and 2018.
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

Revenue
See Note 13 Revenue Recognition for a detail of revenue by geography.
Identifiable Long-Lived Assets

	December 31,
	2020	2019
Identifiable long-lived assets:
United States	$1,454	$2,520
United Kingdom	429	584
Canada	606	663
Other International	289	150
Total identifiable long-lived assets	$2,778	$3,917

16. Related Party Transactions
We are a party to two agreements with companies controlled by a non-management investor in the Company:
•On March 28, 2017, the Company and DevFactory executed an amendment to the agreement to extend the initial term to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment was January 1, 2017. DevFactory is an affiliate of ESW Capital LLC, which holds more than 5% of the Company's capital stock. The Company has an outstanding purchase commitment in 2021 for software development services pursuant to a technology services agreement in the amount of $9.6 million. For years after 2021, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2021 total revenues increase by 10% as compared to 2020 total revenues, then the 2022 purchase commitment will increase by approximately $1.0 million from the 2021 purchase commitment amount to approximately $10.6 million. During the years ended December 31, 2020, 2019, and 2018, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC (“DevFactory”), in the amount of $7.4 million, $4.9 million, and $3.2 million, respectively. At December 31, 2020 and December 31, 2019, amounts included in accounts payable owed to this company totaled $0.0 million and $1.2 million, respectively.
•The Company purchased services from Crossover, Inc. (“Crossover”), a company controlled by ESW Capital, LLC (a non-management investor) of approximately $4.8 million, $3.5 million, and $3.2 million during the years ended December 31, 2020, 2019, and 2018, respectively. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. While there are no purchase commitments with Crossover, the Company will continue to use their services in 2021. As of December 31, 2020 and December 31, 2019 amounts included in accounts payable and accrued liabilities owed to this company totaled $0.6 million and $0.4 million, respectively.
The Company has an arrangement with a former subsidiary, Visionael Corporation (“Visionael”), to provide management, human resource/payroll, and administrative services. John T. McDonald, the Company's Chief Executive Officer and Chairman of the Board, beneficially holds an approximate 26.18% interest in Visionael. Fees earned from this arrangement during the years ended December 31, 2020, 2019, and 2018 were $45,000, $60,000, and $60,000, respectively. In connection with its arrangement with Visionael, the Company has provided advances to Visionael to help cover short term working capital needs. As of December 31, 2020 and December 31, 2019 advances to Visionael included in Prepaid and other on the Company’s condensed consolidated balance sheets totaled $0.4 million and $0.3 million, respectively, net of an allowance for credit losses of $0.3 million and $0.0 million respectively.

17. Subsequent Events
On January 19, 2021, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Second Street Media, Inc., a Missouri corporation (“Second Street”), pursuant to a Share Purchase Agreement dated January 19, 2021 (“Purchase Agreement”), by and among Upland, Second Street, and the company’s selling shareholders. Second Street will be integrated into and expand on the functionality offered in Upland’s Customer Experience Management product suite. The purchase price paid for Second Street was $25.4 million in cash at closing and a $5.0 million cash holdback payable in 12 months (subject to indemnification claims). The foregoing excludes any potential future earn-out payments tied to additional performance based goals with a maximum payout of $3.0 million.
The Company recorded the purchase of the acquisition described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocation for the 2021 acquisition is preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. Management expects to finalize its purchase price allocation for this acquisition in the last half of 2021.
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after December 31, 2020 through the date the consolidated financial statements were available for issuance. During this period the Company did not have any material reportable subsequent events other than the acquisitions disclosed above.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of December 31, 2020.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020 based on those criteria.
The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, included herein.
Remediation Plans and Other Information
As discussed in “Part II Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, management identified a material weakness related to the operating effectiveness of the Company’s income tax provision review process impacting the income tax accounts and related disclosures. Management implemented a remediation plan to address the operating effectiveness of control deficiencies that led to the material weakness described above. Management’s plan of remediation included adding additional resources to the Company’s tax and accounting teams and modifying certain internal processes and systems, which improved the Company’s income tax review process and accelerate the Company’s accounting close process. We believe we have designed, implemented and evaluated the processes, procedures and controls necessary to conclude that the material weakness identified in our Annual Report on Form 10-K filed for the year ended December 31, 2019 have been remediated.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2020, we implemented a new global enterprise resource planning (“ERP”) system, which is expected to improve our transactional processing and financial reporting by providing more automation and standardization. While we believe that the implementation of the ERP system and related changes to internal controls will strengthen our ability to continue to scale our business and enhance our internal controls over financial reporting, there are inherent risks in implementing a new ERP system. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during the system change and will continue to monitor the impact of this implementation on our processes and procedures, as well as the impact on our internal controls over financial reporting.
Except for the implementation of our new ERP system and the remediation plan as discussed above, there were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Upland Software, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Upland Software, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Upland Software, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Upland Software, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021, expressed an unqualified opinion thereon.

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
February 25, 2021

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
Additional information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders, to be held in 2021, under the headings “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Directors and Corporate Governance” and “Executive Officers.”
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
Schedule II-Valuation and Qualifying Accounts
This schedule has been omitted as the required information has been included in the notes to the consolidated financial statements.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger by and among the Registrant, Steering Wheel Acquisition Corp., PowerSteering Software, Inc. and Michael Pehl, as Stockholder representative, dated February 3, 2012	S-1	333-198574	2.1	September 4, 2014
2.2	Stock Purchase Agreement by and among the Registrant, Tenrox Inc., the stockholders named therein and Novacap II, L.P. and Aramazd Israilian, as representatives, dated February 10, 2012	S-1	333-198574	2.2	September 4, 2014
2.3	Membership Interest Purchase Agreement by and among the Registrant, LMR Solutions, LLC, Joseph Larscheid and Cheryl Larscheid, dated November 13, 2012	S-1	333-198574	2.3	September 4, 2014
2.4	Stock Purchase Agreement by and among the Registrant, Marex Group Inc., FileBound Solutions, Inc., the Selling Stockholders (as defined therein) and Rex Lamb, as representative of the Selling Stockholders, dated May 16, 2013	S-1	333-198574	2.4	September 4, 2014
2.5	Membership Interest Purchase Agreement by and among the Registrant, Upland Software, Inc., ComSci, LLC and Robert Svec, dated November 7, 2013	S-1	333-198574	2.5	September 4, 2014
2.6	Stock Purchase Agreement by and among the Registrant, Clickability, Inc. and Limelight Networks, Inc. dated December 23, 2013	S-1	333-198574	2.6	September 4, 2014
2.7	Agreement and Plan of Merger by and among Upland Software, Inc., Qvidian Corporation, Quest Acquisition Corporation I and Christian Meininger, as Securityholder Representative, dated as of November 16, 2017	8-K	001-36720	10.1	November 16, 2017
2.8	Share Purchase Agreement by and among Powersteering Software Limited, Upland Software, Inc., Nigel Shanahan, Erica Shanahan and other sellers, dated as of October 3, 2018	8-K	001-36720	10.1	October 3, 2018
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	10-K	001-36720	3.1	March 30, 2016
3.2.	Amended and Restated By-laws of Upland Software, Inc., effective February 3, 2020	8-K	001-36720	3.1	February 4, 2020
4.1	Amended and Restated Investors’ Rights Agreement among the Registrant and certain stockholders, dated December 20, 2013	S-1	333-198574	4.1	September 4, 2014
4.2*	Description of Capital Stock
10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-198574	10.2	October 27, 2014
10.2+	Amended and Restated 2010 Stock Plan, as amended September 2, 2014	S-1	333-198574	10.3.1	September 4, 2014
10.3+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Standard)	S-1	333-198574	10.4	September 4, 2014
10.3.1+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Former ComSci, LLC Employees)	S-1	333-198574	10.4.1	September 4, 2014
10.3.2+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Executive)	S-1	333-198574	10.4.2	September 4, 2014
10.3.3+	Form of Amendment to Stock Option Agreement under Amended and Restated 2010 Stock Plan with Certain Executives	S-1	333-198574	10.4.3	September 4, 2014
10.4+	Form of Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5	September 4, 2014
10.4.1+	Form of Amendment to Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5.1	September 4, 2014
10.5+	2014 Equity Incentive Plan	S-1	333-198574	10.6	October 27, 2014
10.6+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.7	October 27, 2014
10.6.1+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.7.1	October 27, 2014
10.7+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.8	October 27, 2014

		Incorporated by Reference
10.7.1+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.8.1	October 27, 2014
10.8+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.9	October 27, 2014
10.8.1+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.9.1	October 27, 2014
10.9+	Employment Agreement between the Registrant and John T. McDonald, dated May 9, 2014	S-1	333-198574	10.12	September 4, 2014
10.10+	Offer of Employment between the Registrant and Timothy Mattox, dated July 7, 2014	10-K	001-36720	10.13	March 31, 2015
10.11.2	Second Amendment to Office Lease between Registrant and CSHV-401 Congress LLC	10-K	001-36720	10.11.2	March 15, 2019
10.20+	Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.21	March 30, 2017
10.21+	Employment Agreement between the Registrant and Timothy Mattox, dated March 28, 2017	10-K	001-36720	10.22	March 30, 2017
10.22+	Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.23	March 30, 2017
10.23+	Amendment #1 to Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.23	March 15, 2019
10.24+	Amendment #1 to Employment Agreement between the Registrant and Timothy Mattox, dated March 28, 2017	10-K	001-36720	10.24	March 15, 2019
10.25+	Amendment #1 to Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.25	March 15, 2019
10.26	Credit Agreement by and among, inter alios, Upland Software, Inc., Credit Suisse AG, Cayman Islands Branch and the lenders party thereto Credit Agreement by and among, inter alios, Upland Software, Inc., Credit Suisse AG, Cayman Islands Branch and the lenders party thereto dated as of August 6, 2019 as of August 6, 2019	8-K	001-36720	10.1	August 7, 2019
10.27	First Incremental Assumption Agreement by and among, inter alios, Upland Software, Inc. and Credit Suisse AG, Cayman Islands Branch, as Agent and 2019 Incremental Lender, dated as of November 26, 2019	8-K	001-36720	10.1	November 26, 2019
10.28*	Employment Agreement between Registrant and Rodney C. Favaron, dated March 1, 2020
10.29*	Amendment #2 to Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017
10.30*	Amendment #2 to Employment Agreement between the Registrant and Timothy Mattox, dated March 28, 2017
10.31*	Amendment #2 to Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017
10.32*	Amendment #1 to Employment Agreement between the Registrant and Rodney C. Favaron, dated March 1, 2020
21.1*	List of subsidiaries of Upland Software, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature pages hereto)
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
Date:   February 25, 2021

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and Chairman	February 25, 2021
John T. McDonald	(Principal Executive Officer)

/s/ Michael D. Hill	Chief Financial Officer and Treasurer	February 25, 2021
Michael D. Hill	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joe C. Ross	Director	February 25, 2021
Joe C. Ross

/s/ David May	Director	February 25, 2021
David May

/s/ Stephen E. Courter	Director	February 25, 2021
Stephen E. Courter

/s/ Teresa M. Walsh	Director	February 25, 2021
Teresa M. Walsh