Form 10-Q
period 2021-03-31
Upland Software, Inc.
filed 2021-05-05
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
As of April 30, 2021, 30,100,217 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	March 31, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$186,672	$250,029
Accounts receivable (net of allowance of $1,203 and $1,465 at March 31, 2021 and December 31, 2020, respectively)	43,547	44,472
Deferred commissions, current	6,976	5,784
Unbilled receivables	5,088	4,561
Prepaid and other	8,540	12,694
Total current assets	250,823	317,540
Tax credits receivable	2,607	2,427
Property and equipment, net	3,429	2,778
Operating lease right-of-use asset	8,720	10,124
Intangible assets, net	305,877	279,975
Goodwill	448,558	383,598
Deferred commissions, noncurrent	13,327	12,962
Other assets	1,776	1,816
Total assets	$1,035,117	$1,011,220
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,912	$5,395
Accrued compensation	8,761	8,138
Accrued expenses and other current liabilities	13,076	13,438
Deferred revenue	94,693	87,552
Due to sellers	11,172	416
Operating lease liabilities, current	3,461	3,315
Current maturities of notes payable (includes unamortized discount of $2,230 and $2,234 at March 31, 2021 and December 31, 2020, respectively)	3,170	3,166
Total current liabilities	147,245	121,420
Notes payable, less current maturities (includes unamortized discount of $8,864 and $9,414 at March 31, 2021 and December 31, 2020, respectively)	517,636	518,437
Deferred revenue, noncurrent	1,339	1,587
Operating lease liabilities, noncurrent	8,859	8,387
Noncurrent deferred tax liability, net	26,607	24,092
Interest rate swap liabilities	14,581	30,032
Other long-term liabilities	1,190	650
Total liabilities	717,457	704,605
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 30,091,665 and 29,987,114 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	3	3
Additional paid-in capital	533,044	515,219
Accumulated other comprehensive loss	(12,330)	(26,234)
Accumulated deficit	(203,057)	(182,373)
Total stockholders’ equity	317,660	306,615
Total liabilities and stockholders’ equity	$1,035,117	$1,011,220
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription and support	$70,653	$63,891
Perpetual license	352	361
Total product revenue	71,005	64,252
Professional services	2,964	3,780
Total revenue	73,969	68,032
Cost of revenue:
Subscription and support	22,682	19,939
Professional services and other	1,745	2,262
Total cost of revenue	24,427	22,201
Gross profit	49,542	45,831
Operating expenses:
Sales and marketing	12,432	10,931
Research and development	10,940	9,118
General and administrative	24,369	16,676
Depreciation and amortization	9,743	9,271
Acquisition-related expenses	9,586	15,158
Total operating expenses	67,070	61,154
Loss from operations	(17,528)	(15,323)
Other expense:
Interest expense, net	(7,787)	(7,643)
Other income (expense), net	237	(1,402)
Total other expense	(7,550)	(9,045)
Loss before benefit from income taxes	(25,078)	(24,368)
Benefit from income taxes	4,394	4,287
Net loss	$(20,684)	$(20,081)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.69)	$(0.81)
Weighted-average common shares outstanding, basic and diluted	29,970,050	24,906,932

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(20,684)	$(20,081)
Foreign currency translation adjustment	(2,387)	(3,459)
Unrealized translation gain (loss) on foreign currency denominated intercompany loans	840	(7,313)
Unrealized gain (loss) on interest rate swaps	15,451	(31,401)
Comprehensive loss	$(6,780)	$(62,254)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	29,987,114	$3	$515,219	$(26,234)	$(182,373)	$306,615
Issuance of stock under Company plans, net of shares withheld for tax	104,551	—	1	—	—	1
Stock-based compensation	—	—	17,824	—	—	17,824
Foreign currency translation adjustment	—	—	—	(2,387)	—	(2,387)
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—	—	840	—	840
Unrealized gain on interest rate swaps	—	—	—	15,451	—	15,451
Net loss	—	—	—	—	(20,684)	(20,684)
Balance at March 31, 2021	30,091,665	$3	$533,044	$(12,330)	$(203,057)	$317,660

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	25,250,120	$3	$345,127	$(1,223)	$(131,046)	$212,861
Issuance of stock under Company plans, net of shares withheld for tax	55,307	—	(714)	—	—	(714)
Issuance of stock, net of issuance costs	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	9,320	—	—	9,320
Cumulative adjustment related to adoption of accounting standard	—	—	—	—	(108)	(108)
Foreign currency translation adjustment	—	—	—	(3,459)	—	(3,459)
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	(7,313)	—	(7,313)
Unrealized loss on interest rate swaps	—	—	—	(31,401)	—	(31,401)
Net loss	—	—	—	—	(20,081)	(20,081)
Balance at March 31, 2020	25,305,427	$3	$353,720	$(43,396)	$(151,235)	$159,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(20,684)	$(20,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,468	11,737
Deferred income taxes	(5,340)	(4,348)
Amortization of deferred costs	1,767	894
Foreign currency re-measurement loss	14	587
Non-cash interest and other expense	554	552
Non-cash stock compensation expense	17,824	9,320
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	3,575	(1,664)
Prepaids and other	(1,015)	(2,778)
Accounts payable	4,540	(3,439)
Accrued expenses and other liabilities	(1,776)	(5,942)
Deferred revenue	576	9,853
Net cash provided by (used in) operating activities	12,503	(5,309)
Investing activities
Purchase of property and equipment	(282)	(296)
Purchase of customer relationships	—	(201)
Purchase business combinations, net of cash acquired	(72,618)	(67,651)
Net cash used in investing activities	(72,900)	(68,148)
Financing activities
Payments on finance leases	(4)	(55)
Proceeds from notes payable, net of issuance costs	—	(72)
Payments on notes payable	(1,350)	(1,350)
Taxes paid related to net share settlement of equity awards	—	(768)
Issuance of common stock, net of issuance costs	1	41
Additional consideration paid to sellers of businesses	(742)	(1,000)
Net cash used in financing activities	(2,095)	(3,204)
Effect of exchange rate fluctuations on cash	(865)	325
Change in cash and cash equivalents	(63,357)	(76,336)
Cash and cash equivalents, beginning of period	250,029	175,024
Cash and cash equivalents, end of period	$186,672	$98,688
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$7,282	$7,435
Cash paid for taxes	$493	$508
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$11,061	$345

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include those related to revenue recognition, deferred commissions, allowance for credit losses, stock-based compensation, contingent consideration, acquired intangible assets, the useful lives of intangible assets and property and equipment, the fair value of the Company’s interest rate swaps and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from those estimates.
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 5, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable and the Company’s interest rate swap hedges. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. To manage accounts receivable credit risk, the Company performs periodic credit evaluations of its customers and maintains current expected credit losses which considers such factors as historical loss information, geographic location of customers, current market conditions, and reasonable and supportable forecasts.
No individual customer represented more than 10% of total revenues three months ended March 31, 2021, or more than 10% of accounts receivable as of March 31, 2021 or December 31, 2020.

Derivatives
In connection with borrowing funds under the Company’s credit facility the Company has entered into a floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively converted the entire balance of the Company's $540 million term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for a 7 year term of debt. ASC 815 requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship under the hypothetical derivative method and noted that all of the critical terms of the hypothetical derivative and hedging instrument were the same. The hedging relationship continues to limit the Company’s exposure to the variability in interest rates under the Company’s term loans and related cash outflows. As such, the Company has deemed this hedging relationship as highly effective in offsetting cash flows attributable to hedged risk (variability in forecasted monthly interest payments) for the term of the term loans and interest rate swap agreements. All derivative financial instruments are recorded at fair value as a net asset or liability in the accompanying condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020 the fair value of the interest rate swaps included in Interest rate swap liabilities in the Company's condensed consolidated balance sheets was $14.6 million and $30.0 million, respectively.

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
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is evaluating the impact of this standard on our consolidated financial statements.
2. Acquisitions
The Company performs quantitative and qualitative analyses to determine the significance of each acquisition to the financial statements the Company. Based on these analyses the below acquisitions were deemed to be insignificant on an individual and cumulative basis.

2021 Acquisitions
Acquisitions completed during the three months ended March 31, 2021 include the following:
•BlueVenn - On February 28, 2021 the Company entered into an agreement to purchase the shares comprising the entire issued share capital of BlueVenn Group Limited, a company limited by shares organized and existing under the laws of England and Wales (“BlueVenn”), a cloud-based customer data platform. Revenues recorded since the acquisition date through March 31, 2021 were approximately $1.0 million.
•Second Street - On January 19, 2021, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Second Street Media, Inc., a Missouri corporation (“Second Street”), an audience engagement platform. Revenues recorded since the acquisition date through March 31, 2021 were approximately $2.0 million.
2020 Acquisition
The acquisition completed during the year ended December 31, 2020 were:
•Localytics - On February 6, 2020, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Char Software, Inc (dba Localytics), a Delaware corporation (“Localytics”), a provider of mobile app personalization and analytics solutions.
Consideration
The following table summarizes the consideration transferred for the acquisitions described above (in thousands):

	BlueVenn	Second Street	Localytics
Cash	$53,535	$25,436	$67,655
Holdback (1)	2,429	5,000	345
Contingent consideration (2)	2,742	1,650	1,000
Working capital adjustment (3)	—	104	(5,238)
Total consideration	$58,706	$32,190	$63,762
(1)Represents the cash holdbacks subject to indemnification claims that are payable 12 months following closing for Second Street and Localytics and 18 months following closing for BlueVenn.
(2)Represents the acquisition date fair value of anticipated earn-out payments, which are based on the estimated probability of attainment of the underlying future performance-based conditions at the time of acquisition. The maximum potential payout for the BlueVenn, Second Street and Localytics earn-outs were $22.4 million, $3.0 million and $1.0 million, respectively. The earn-out for Localytics was paid in full during the year ended December 31, 2020 based on an ending fair value of $1.0 million. Refer to Note 3 for further discussion regarding the calculation of fair value of acquisition related earn-outs.
(3)Working capital and other adjustments includes a $5.2 million settlement in total consideration for Localytics related to a representation and warranty insurance settlement which is included in prepaids and other current assets on the Company’s consolidated balance sheets as of December 31, 2020.
Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase accounting for the 2021 acquisitions of BlueVenn and Second Street are preliminary as the Company has not finalized the purchase price allocations for these acquisitions and have not finalized the valuation of the earnout related to BlueVenn. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete its purchase price allocation for BlueVenn and Second Street no later than the first quarter of 2022.

The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions during the year ended December 31, 2020 and through the three months ended March 31, 2021, as well as assets and liabilities (in thousands):

	Preliminary		Final
	BlueVenn	Second Street	Localytics
Year Acquired	2021	2021	2020

Cash	$1,115	$—	$—
Accounts receivable	1,491	1,105	3,648
Other current assets	1,413	89	6,323
Operating lease right-of-use asset	1,357	489	7,605
Property and equipment	676	156	409
Customer relationships	15,530	14,600	30,500
Trade name	224	200	300
Technology	4,337	3,400	6,600
Goodwill	47,136	18,054	33,543
Other assets	24	13	6
Total assets acquired	73,303	38,106	88,934
Accounts payable	(2,783)	(230)	(2,382)
Accrued expense and other	(1,956)	(372)	(6,761)
Deferred tax liabilities	(3,404)	(4,325)	(3,382)
Deferred revenue	(5,097)	(500)	(4,812)
Operating lease liabilities	(1,357)	(489)	(7,835)
Total liabilities assumed	(14,597)	(5,916)	(25,172)
Total consideration	$58,706	$32,190	$63,762
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
The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the three months ended March 31, 2021 and the year ended December 31, 2020 (in years):

	Useful Life
	March 31, 2021	December 31, 2020
Customer relationships	7.0	8.0
Trade name	2.0	2.0
Developed technology	5.0	5.0
Total weighted-average useful life	6.5	7.4
During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to management's estimates and assumptions.
The goodwill of $98.7 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes at the time of acquisition was $2.0 million.
Total transaction related expenses incurred with respect to acquisition activity during the three months ended March 31, 2021 and March 31, 2020 were $4.0 million and $3.3 million, respectively. Transaction related expenses, excluding transformation costs, include expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. Transaction costs are included in acquisition-related expenses in our condensed consolidated statement of operations.

Other Acquisitions and Divestitures
From time to time we may purchase or sell customer relationships that meet certain criteria. During the year ended December 31, 2020, we completed customer relationship acquisitions totaling $0.2 million.
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
As of March 31, 2021, the Company had contingent accrued earnout business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels, changes in assumed discount periods and rates and changes in foreign exchange rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. Any gain (loss) related to subsequent changes in the fair value of contingent consideration is recorded in acquisition-related expense or other income (expense) in the Company's condensed consolidated statement of operations based on management's assessment of the nature of the liability. Earnout consideration liabilities are included in Due to sellers in the Company's condensed consolidated balance sheets.
In connection with entering into, and expanding, the Company's current credit facility, as discussed further in Note 6. Debt, the Company entered into interest rate swaps for the full 7 year term of the Company's term loans, effectively fixing our interest rate at 5.4% for the full value $540 million of the term loans. The fair value of the Company's swaps are measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2. As of March 31, 2021 and December 31, 2020 the fair value of the interest rate swaps are included in Interest rate swap liabilities on the Company's condensed consolidated balance sheets.
Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2021
	(unaudited)
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout consideration liability	$—	$—	$4,350	$4,350
Interest rate swap liabilities	$—	$14,581	$—	$14,581

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap liabilities	$—	$30,032	$—	$30,032

The following table presents additional information about earnout consideration liabilities measured at fair value on a recurring basis and for which the Company has utilized significant unobservable (Level 3) inputs to determine fair value (in thousands) (unaudited):

Balance at December 31, 2020	$—

Acquisitions and settlements:
Acquisitions	4,392
Settlements	—

Remeasurement adjustments:
Gain included in earnings	—
Foreign currency translation adjustments	(42)
Balance at March 31, 2021	$4,350
Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

	Fair Value at March 31, 2021	Valuation Technique	Significant Unobservable Inputs
Contingent acquisition consideration: (BlueVenn and Second Street)	$4,350	Binary option model	Expected future annual revenue streams and probability of achievement
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
Debt
The Company believes the carrying value of its long-term debt at March 31, 2021 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company. The estimated fair value and carrying value of the Company's debt, before debt discount, at March 31, 2021 and December 31, 2020 are $531.9 million and $533.3 million, respectively.
4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the three months ended March 31, 2021 are summarized in the table below (in thousands):

Balance at December 31, 2020	$383,598
Acquired in business combinations	65,190
Foreign currency translation adjustment	(230)
Balance at March 31, 2021	$448,558
Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, developed technology, and non-compete agreements that the Company recorded as part of its business acquisitions.

The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2021:
Customer relationships	1-10	$348,678	$98,022	$250,656
Trade name	1.5-10	9,700	4,992	4,708
Developed technology	4-9	87,044	36,627	50,417
Non-compete agreements	3	1,148	1,052	96
Total intangible assets		$446,570	$140,693	$305,877

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2020:
Customer relationships	1-10	$318,941	$89,131	$229,810
Trade name	1.5-10	9,283	4,763	4,520
Developed technology	4-9	79,382	33,929	45,453
Non-compete agreements	3	1,148	956	192
Total intangible assets		$408,754	$128,779	$279,975
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Management recorded no impairments of intangible assets or goodwill during the three months ended March 31, 2021 or the year ended December 31, 2020. Total amortization expense during the three months ended March 31, 2021 and March 31, 2020 was $12.0 million and $11.2 million, respectively.
As of March 31, 2021, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2021	$37,579
2022	47,365
2023	45,030
2024	42,678
2025	39,382
2026 and thereafter	93,843
Total	$305,877

5. Income Taxes
The Company’s income tax benefit for the three months ended March 31, 2021 and March 31, 2020 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The tax benefit of $4.4 million recorded for the three months ended March 31, 2021 is primarily related to the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with the Second Street business combination, as discussed in Note 2. Acquisitions, and foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The release of valuation allowance is attributable to ASC 805-740-30-3 and acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $4.3 million during the three months ended March 31, 2021 that had previously been offset by a valuation allowance.

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
The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, Upland had $355 million of total net operating loss carryforwards of which approximately $214 million will be available for utilization prior to expiration. These balances include the net operating losses disclosed as of December 31, 2020 and the estimated net operating losses acquired in the current year via acquisitions based on information available as of March 31, 2021. The net operating loss carryforwards available for utilization prior to expiration consist of approximately $185 million and $29 million of U.S. federal and foreign net operating loss carryforwards, respectively.
The Company has reflected any uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets. The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2017 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2016. The Company is not currently under audit for federal, state or any foreign jurisdictions. U.S. operating losses generated in years prior to 2017 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.
6. Debt
Long-term debt consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Senior secured loans (includes unamortized discount of $11,094 and $11,648 based on an imputed interest rate of 5.8% and 5.8%, at March 31, 2021 and December 31, 2020, respectively)	$520,806	$521,603
Less current maturities	(3,170)	(3,166)
Total long-term debt	$517,636	$518,437

Credit Facility
On August 6, 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a new $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of March 31, 2021. The Credit Facility replaced the Company's previous credit agreement. All outstanding balances under our previous credit facility were paid off using proceeds from our new Credit Facility.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At March 31, 2021, the fair value of the interest rate swap was a $14.6 million liability as a result of a decline in short term interest rates since entering into the swap agreements. The decrease in the fair value of the interest rate swap liability during the three months ended March 31, 2021 is the result of an increase in short term interest rates compared to December 31, 2020. In the next twelve months, the Company estimates that $2.8 million will be reclassified from Accumulated other comprehensive income (loss) and recorded as an increase to Interest expense.

	Three Months Ended March 31,
	2021	2020
(Loss) gain recognized in Other comprehensive income on derivative financial instruments	$15,451	$(31,401)
(Loss) gain on interest rate swap (included in Interest expense on our consolidated statement of operations)	$(2,010)	$66
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
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of March 31, 2021, the Company had no borrowings outstanding under the Revolver or related sub-facility.
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
In addition, the Credit Facility contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, change in control, bankruptcy and insolvency defaults and material judgment defaults. The occurrence of an event of default could result in the acceleration of Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate. The Term Loan and Revolver are secured by substantially all of the Company's assets. As of March 31, 2021 the Company was in compliance with all covenants under the Credit Facility.
Cash interest costs averaged 5.4% and 5.4% for the three months ended March 31, 2021 and for the year ended December 31, 2020, respectively. In addition, as of March 31, 2021 and December 31, 2020 the Company had $11.1 million and $11.6 million, respectively, of unamortized deferred financing costs associated with the Credit Facility. These financing costs will be amortized to non-cash interest expense over the remaining term of the Credit Facility.
7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net Loss	$(20,684)	$(20,081)
Denominator:
Weighted–average common shares outstanding, basic and diluted	29,970,050	24,906,932
Net loss per common share, basic and diluted	$(0.69)	$(0.81)
Due to the net losses for the three months ended March 31, 2021 and March 31, 2020, respectively, basic and diluted loss per share were the same. The following table sets forth the anti–dilutive common share equivalents as of March 31, 2021 and March 31, 2020:

	March 31,
	2021	2020
Stock options	263,186	320,913
Restricted stock awards	34,508	318,045
Restricted stock units	2,234,764	1,848,066
Performance restricted stock units	127,734	66,297
Total anti–dilutive common share equivalents	2,660,192	2,553,321

8. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment.
In addition, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC for the three months ended March 31, 2021 and March 31, 2020 totaling $2.4 million and $1.9 million, respectively. The remaining purchase obligation after March 31, 2021 through December 31, 2021 is $7.2 million. See Note 11. Related Party Transactions for more information regarding our purchase commitment to this related party.
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
9. Stockholders' Equity
Registration Statement
On August 10, 2020, we filed a registration statement on Form S-3 (File No. 333-243728) (the “2020 S-3”), which became effective automatically upon its filing and covers an unlimited amount of securities. The 2020 S-3, will remain effective through August 2023.
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
The following table shows the components of accumulated other comprehensive loss, net of income taxes, (“AOCI”) in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	March 31, 2021	December 31, 2020
Foreign currency translation adjustment	$(1,743)	$644
Unrealized translation gain on intercompany loans with foreign subsidiaries	3,994	3,154
Unrealized loss on interest rate swaps	(14,581)	(30,032)
Total accumulated other comprehensive loss	$(12,330)	$(26,234)
The unrealized translation gain on intercompany loans with foreign subsidiaries as of March 31, 2021 is net of income tax expense of $2.2 million. The tax expense related to unrealized translation gains on intercompany loans for the three months ended March 31, 2021 and March 31, 2020 was $0.2 million and $0.0 million, respectively. The income tax expense/benefit allocated to each component of other comprehensive income (loss) for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
The functional currency of our foreign subsidiaries are primarily the local currencies. Results of operations for foreign subsidiaries are translated into United States dollars using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into United States dollars using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss.
The Company has intercompany loans that were used to fund the acquisitions of foreign subsidiaries. Due to the long-term nature of the loans, the unrealized translation gains (losses) resulting from re-measurement are recognized as a component of accumulated other comprehensive income (loss).

Stock-Based Compensation
The Company recognizes stock-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$442	$318
Research and development	714	615
Sales and marketing	1,137	549
General and administrative (1)	15,531	7,838
Total	$17,824	$9,320
(1)In March 2021 our former co-President and Chief Operating Officer (“COO”) resigned from his positions and entered into an advisory agreement with the Company pursuant to which he will serve as a strategic advisor to the Company through December 31, 2022. Stock-based compensation for the three months ended March 31, 2021 includes $6.3 million in incremental stock-based compensation expense related to the deemed modification of the unvested portion of grants held by our former COO at the time of transition, even though these shares continue to vest over their existing vesting schedule through 2022. In accordance with ASC 718, the fair value of these awards were modified and all related expense accelerated on the date of modification as a result of the reduction in required service.
Restricted Stock Units
Beginning in 2019, the Company began granting restricted stock units under its 2014 Stock Incentive Plan, in lieu of restricted stock awards, primarily for stock plan administrative purposes. Restricted stock unit activity during the three months ended March 31, 2021 was as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2020	1,261,290	$39.92
Units granted	1,096,662	48.92
Units vested	(104,143)	39.96
Awards forfeited	(19,045)	38.43
Unvested balances at March 31, 2021	2,234,764	$44.35
Performance Based Restricted Stock Units
In 2020 and 2021 fifty percent of the awards made to our Chief Executive Officer were performance based restricted stock units ("PRSUs"). The PRSU agreements provide that the quantity of units subject to vesting may range from 0% to 300% of the units granted per the table below based on the Company's absolute total shareholder return at the end of the eighteen month performance periods. Units granted per the table below are based on a 100% target payout. Compensation expense is recognized over the required service period of the grant and is determined based on the grant date fair value of the award and is not subject to fluctuation due to achievement of the underlying market-based target.
PRSU activity during the three months ended March 31, 2021 was as follows:

	Number of PRSUs Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2020	66,297	$79.72
Units granted	61,437	86.56
Unvested balances at March 31, 2021	127,734	$83.01

Significant assumptions used in the Monte Carlo simulation model for the PRSUs granted during the three months ended March 31, 2021 and year ended December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Expected volatility	53.6%	45.1%
Risk-free interest rate	0.1%	1.3%
Remaining performance period (in years)	1.35	1.35
Dividend yield	—	—
Restricted Stock Awards
Restricted share activity during the three months ended March 31, 2021 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2020	34,508	$30.13
Awards vested	—	—
Awards forfeited	—	—
Unvested balances at March 31, 2021	34,508	$30.13
Stock Option Activity
Stock option activity during the three months ended March 31, 2021 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2020	264,002	$8.93
Options exercised	(408)	1.56
Options expired	(408)	1.56
Outstanding at March 31, 2021	263,186	$8.96

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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of March 31, 2021 and December 31, 2020, unbilled receivables were $5.1 million and $4.6 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the three months ended March 31, 2021.
The following table presents the activity impacting deferred commissions for the three months ended March 31, 2021 (in thousands):

Balance at December 31, 2020	$18,746
Capitalized deferred commissions	3,263
Amortization of deferred commissions	(1,706)
Balance at March 31, 2021	$20,303
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the three months ended March 31, 2021, we recognized $39.4 million and $1.1 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period. In addition, during the three months ended March 31, 2021 we recognized $1.2 million in revenue that was included in the acquired deferred revenue balance of our 2021 acquisitions as disclosed in Note 2, Acquisitions.
Remaining Performance Obligations
As of March 31, 2021, approximately $265.7 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 68% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
Subscription and support:
United States	$52,955	$45,971
United Kingdom	9,394	9,996
Canada	3,338	4,582
Other International	4,966	3,342
Total subscription and support revenue	70,653	63,891
Perpetual license:
United States	253	282
United Kingdom	11	16
Canada	42	21
Other International	46	42
Total perpetual license revenue	352	361
Professional services:
United States	2,044	2,711
United Kingdom	664	814
Canada	88	138
Other International	168	117
Total professional service revenue	2,964	3,780
Total revenue	$73,969	$68,032

11. Related Party Transactions
We are a party to two agreements with companies controlled by a non-management investor in the Company:
•On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement with DevFactory FZ LLC ("DevFactory") to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017. DevFactory is an affiliate of ESW Capital LLC (a non-management investor), which holds more than 5% of the Company's capital stock. The Company has an outstanding purchase commitment in 2021 for software development services pursuant to this agreement in the amount of $9.6 million. For years after 2021, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2021 total revenues increase by 10% as compared to 2020 total revenues, then the 2022 purchase commitment will increase by approximately $1.0 million from the 2021 purchase commitment amount to approximately $10.6 million. The Company purchased software development services pursuant to this agreement with DevFactory of $2.4 million and $1.9 million during the three months ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021 and December 31, 2020 amounts included in accounts payable and accrued liabilities owed to this company totaled $2.4 million and $1.9 million, respectively.
•The Company purchased services from Crossover, Inc. ("Crossover"), a company controlled by ESW Capital, LLC during the three months ended March 31, 2021 and March 31, 2020 of approximately $1.0 million and $1.1 million, respectively. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. While there are no purchase commitments with Crossover, the Company continues to use its services in 2021. As of March 31, 2021 and

December 31, 2020 amounts included in accounts payable and accrued liabilities owed to this company totaled $0.8 million and $0.6 million, respectively.
The Company has an arrangement with a former subsidiary, Visionael Corporation ("Visionael"), to provide management, human resource, payroll and administrative services. John T. McDonald, the Company's Chief Executive Officer and Chairman of the Board, beneficially holds approximately 26.18% interest in Visionael. Fees earned from this arrangement for the three months ended March 31, 2021 and March 31, 2020 were $0 and $15,000, respectively. In connection with its arrangement with Visionael, the Company has provided advances to Visionael to help cover short term working capital needs. As of March 31, 2021 and December 31, 2020 advances to Visionael included in Prepaid and other on the Company’s condensed consolidated balance sheets totaled $0.0 million and $0.4 million, respectively, net of allowance for credit losses. During the three months ended March 31, 2021 the Company recognized an allowance for credit loss of $0.4 million against the remaining outstanding balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 25, 2021. In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•our expectations as to the payment of dividends; and
•other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021, as updated by this Quarterly Report on Form 10-Q and periodically updated as necessary in our future quarterly reports on Form 10-Q and other filings that we make with the SEC.

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
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in the product solution categories listed above, each of which addresses a specific enterprise work management need. Our revenue has grown from $98.0 million in 2017 to $291.8 million in 2020, representing a cumulative annual growth rate of 44%. During the three months ended March 31, 2021 foreign revenue as a percent of total revenue decreased to 25% compared to 26% during the year ended December 31, 2020. See Note 10. Revenue Recognition in the notes to our unaudited condensed consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions within our core enterprise solution suites of complementary technologies and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. Consistent with our growth strategy, we have made twenty-eight acquisitions from February 2012 through March 31, 2021.
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has created significant economic uncertainty across the globe and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. As the administration of vaccine programs progresses and cases decline, we continue to evaluate our plans to reopen our facilities and resume business travel for our employees.We cannot predict the extent to which the COVID-19 outbreak will continue to impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. As our platform is offered as a subscription-based service, the effect of the outbreak may not be fully reflected in our operating results until future periods, if at all.
While we have limited exposure to the industry verticals that have been hardest hit by the pandemic (including the travel, transportation, entertainment and retail industries) we have seen an impact to new bookings and churn which we attribute to COVID-19. The continued impact to bookings and churn is uncertain. In 2020, the impact to new bookings and churn attributable to Covid-19 was more than offset by strength in our cloud offerings that enable our customers to digitally transform their organizations at a time when they must adapt to remote work and digital engagement even more quickly and strong sales into political campaigns in the US, which will decrease in 2021.
During the second, third and fourth quarters of 2020 we paused our acquisition activity in order to gauge the overall economic impact of the pandemic and focus on evaluating our pipeline of opportunities. This resulted in a steady decrease in acquisition related expenses over this period. With acquisition activity picking up again in the first quarter of 2021, including the acquisitions of BlueVenn and Second Street, these quarterly acquisition related expenses will increase in proportion to the size, timing and complexity of future acquisitions.
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

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(20,684)	$(20,081)
Add:
Depreciation and amortization expense	12,468	11,737
Interest expense, net	7,787	7,643
Other expense (income), net	(237)	1,402
Benefit from income taxes	(4,394)	(4,287)
Stock-based compensation expense	17,824	9,320
Acquisition-related expense	9,586	15,158
Purchase accounting deferred revenue discount	494	3,701
Adjusted EBITDA	$22,844	$24,593
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

	Three Months Ended March 31,
	2021		2020
	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$70,653	96%	$63,891	94%
Perpetual license	352	—%	361	1%
Total product revenue	71,005	96%	64,252	95%
Professional services	2,964	4%	3,780	5%
Total revenue	73,969	100%	68,032	100%
Cost of revenue:
Subscription and support (1)(3)	22,682	31%	19,939	29%
Professional services and other (1)	1,745	2%	2,262	4%
Total cost of revenue	24,427	33%	22,201	33%
Gross profit	49,542	67%	45,831	67%
Operating expenses:
Sales and marketing (1)	12,432	17%	10,931	16%
Research and development (1)	10,940	15%	9,118	14%
General and administrative (1)(2)	24,369	33%	16,676	25%
Depreciation and amortization	9,743	13%	9,271	14%
Acquisition-related expenses	9,586	13%	15,158	21%
Total operating expenses	67,070	91%	61,154	90%
Loss from operations	(17,528)	(24)%	(15,323)	(23)%
Other Expense:
Interest expense, net	(7,787)	(11)%	(7,643)	(11)%
Other income (expense), net	237	1%	(1,402)	(2)%
Total other expense	(7,550)	(10)%	(9,045)	(13)%
Loss before provision for income taxes	(25,078)	(34)%	(24,368)	(36)%
Benefit from income taxes	4,394	6%	4,287	6%
Net loss	$(20,684)	(28)%	$(20,081)	(30)%
Net loss per common share, basic and diluted	$(0.69)		$(0.81)
Weighted-average common shares outstanding, basic and diluted	29,970,050		24,906,932

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 9 — Stockholders' Equity.
(2) Includes General and administrative stock-based compensation of $15.5 million and $7.8 million for the three months March 31, 2021 and March 31, 2020, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 12% and 13% for the three months ended March 31, 2021 and March 31, 2020, respectively.

(3) Includes depreciation and amortization of $2.7 million and $2.5 million for the three months ended March 31, 2021 and March 31, 2020.

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,
	2021	2020	% Change

	(dollars in thousands)
Revenue:
Subscription and support	$70,653	$63,891	11%
Perpetual license	352	361	(2)%
Total product revenue	71,005	64,252	11%
Professional services	2,964	3,780	(22)%
Total revenue	$73,969	$68,032	9%

Percentage of revenue:
Subscription and support	96%	94%
Perpetual license	—%	1%
Total product revenue	96%	95%
Professional services	4%	5%
Total revenue	100%	100%
For the Three Months Ended March 31, 2021
Total revenue was $74.0 million in the three months ended March 31, 2021, compared to $68.0 million in the three months ended March 31, 2020, an increase of $6.0 million, or 9%. The acquisitions not fully in the comparative period contributed $5.8 million to the increase after the reduction of $0.5 million purchase accounting deferred revenue discount in the three months ended March 31, 2021. Total revenue related to the divestiture and sunset of certain minor non-strategic customer contracts and related website management and analytics assets (collectively referred to as “Sunset Assets”) declined by $0.5 million as a result of decreased sales and marketing focus on those Sunset Assets. Our organic business (the “Organic Business”) excludes acquisitions closed during or subsequent to the prior year comparable period and business operations related to Sunset Assets. Therefore, total revenue for our Organic Business increased by $0.7 million. The three months ended March 31, 2020 included $2.1 million of CXM usage revenue from US election-year presidential campaigns which did not repeat in the current period and will not repeat for the remainder of 2021.
Subscription and support revenue was $70.7 million in the three months ended March 31, 2021, compared to $63.9 million in the three months ended March 31, 2020, an increase of $6.8 million, or 11%. The acquisitions not fully in the comparative period contributed $5.7 million to the increase in subscription and support revenue after the reduction of $0.5 million purchase accounting deferred revenue discount in the three months ended March 31, 2021. Subscription and support revenue related to our Sunset Assets decreased $0.5 million as a result of decreased sales and marketing focus on those Sunset Assets. Subscription and support revenue for our Organic Business increased to $62.1 million from a basis of $60.5 million for the three months ended March 31, 2020. The three months ended March 31, 2020 included $2.1 million of CXM usage revenue from US election-year presidential campaigns which did not repeat in the current period and will not repeat for the remainder of 2021.
Perpetual license revenue was $0.4 million in the three months ended March 31, 2021, compared to $0.4 million in the three months ended March 31, 2020.
Professional services revenue was $3.0 million in the three months ended March 31, 2021, compared to $3.8 million in the three months ended March 31, 2020, a decrease of $0.8 million, or 22%. The acquisitions not fully in the comparative period contributed $0.1 million to the increase in professional services revenue in the three months ended March 31, 2021. Professional services revenue for our Organic Business decreased by $0.9 million due primarily to a reduction in on-site professional service work as a result of COVID-19 related travel impacts and restrictions.

Cost of Revenue and Gross Profit Percentage

	Three Months Ended March 31,
	2021	2020	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$22,682	$19,939	14%
Professional services and other	1,745	2,262	(23)%
Total cost of revenue	24,427	22,201	10%
Gross profit	$49,542	$45,831

Percentage of total revenue:
Subscription and support (1)	31%	29%
Professional services and other	2%	4%
Total cost of revenue	33%	33%
Gross profit	67%	67%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$11	$71
Amortization	$2,714	$2,395
Stock Compensation	$442	$318
For the Three Months Ended March 31, 2021
Cost of subscription and support revenue was $22.7 million in the three months ended March 31, 2021, compared to $19.9 million in the three months ended March 31, 2020, an increase of $2.8 million, or 14%. The acquisitions not fully in the comparative period contributed $1.8 million to the increase to cost of subscription and support revenue, primarily related to costs associated with the delivery of the Localytics, Second Street, and BlueVenn products. Cost of subscription and support revenue related to our Sunset Assets decreased $0.1 million. Therefore, cost of subscription and support revenue for our Organic Business increased by $1.1 million, primarily related to personnel and related costs.
Cost of professional services and other revenue remained was $1.7 million in the three months ended March 31, 2021, compared to $2.3 million in the three months ended March 31, 2020, a decrease of $0.6 million, or 23%. The acquisitions not fully in the comparative period did not contribute to the decrease in the cost of professional services revenue. Therefore, cost of professional services revenue for our Organic Business decreased by $0.6 million, primarily related to personnel and related expenses, most of which were the result of our planned operating efficiencies.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2021	2020	% Change

	(dollars in thousands)
Sales and marketing (1)	$12,432	$10,931	14%
Percentage of total revenue	17%	16%

(1) Includes stock compensation expense as follows:
Stock Compensation	$1,137	$549
For the Three Months Ended March 31, 2021
Sales and marketing expense was $12.4 million in the three months ended March 31, 2021, compared to $10.9 million in the three months ended March 31, 2020, an increase of $1.5 million, or 14%. The acquisitions not fully in the comparative period contributed $0.4 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs. Sales and marketing expense for our Organic Business increased $1.1 million in the comparative periods, primarily attributable to personnel and related costs associated with our new and ongoing go-to-market investments.
Research and Development Expense

	Three Months Ended March 31,
	2021	2020	% Change

	(dollars in thousands)
Research and development (1)	$10,940	$9,118	20%
Percentage of total revenue	15%	14%

(1) Includes stock compensation expense as follows:
Stock Compensation	$714	$615
For the Three Months Ended March 31, 2021
Research and development expense was $10.9 million in the three months ended March 31, 2021, compared to $9.1 million in the three months ended March 31, 2020, an increase of $1.8 million, or 20%. The acquisitions not fully in the comparative period contributed $0.8 million to the increase in research and development expense primarily consisting of personnel and related costs. Research and development costs for our Organic Business increased by $1.0 million primarily related to outsourced technology development services costs.
General and Administrative Expense

	Three Months Ended March 31,
	2021	2020	% Change

	(dollars in thousands)
General and administrative (1)	$24,369	$16,676	46%
Percentage of total revenue	33%	25%

(1) Includes stock compensation expense as follows:
Stock Compensation	$15,531	$7,838
For the Three Months Ended March 31, 2021
General and administrative expense was $24.4 million in the three months ended March 31, 2021, compared to $16.7 million in the three months ended March 31, 2020, an increase of $7.7 million, or 46%. An increase in general administrative expense of $0.1 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related costs and administrative expenses. Therefore, general and administrative expense for our Organic Business increased by $7.6 million, which was driven primarily by a one-time increase in non-cash stock compensation expense related to the departure of our Chief Operating Officer.
Depreciation and Amortization Expense

	Three Months Ended March 31,
	2021	2020	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$444	$461	(4)%
Amortization	9,299	8,810	6%
Total depreciation and amortization	$9,743	$9,271	5%

Percentage of total revenue:
Depreciation	—%	1%
Amortization	13%	13%
Total depreciation and amortization	13%	14%
For the Three Months Ended March 31, 2021
Depreciation and amortization expense was $9.7 million in the three months ended March 31, 2021, compared to $9.3 million in the three months ended March 31, 2020, an increase of $0.4 million, or 5%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $1.0 million, primarily related to acquired intangible assets such as customer relationships, developed technology and tradenames. Therefore, depreciation and amortization expense for our Organic Business decreased by $0.6 million in the comparative periods due to assets becoming fully amortized.
Acquisition-related Expenses

	Three Months Ended March 31,
	2021	2020	% Change

	(dollars in thousands)
Acquisition-related expenses	$9,586	$15,158	(37)%
Percentage of total revenue	13%	21%
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
For the Three Months Ended March 31, 2021
Acquisition-related expense was $9.6 million in the three months ended March 31, 2021, compared to $15.2 million in the three months ended March 31, 2020, a decrease of $5.6 million, or 37%. During the three months ended March 31, 2021 and March 31, 2020 transaction related expenses were $4.0 million and $3.3 million, respectively, and transformational expenses were $5.6 million and $11.9 million, respectively. Transaction costs increased compared to the same period in 2020 as a result of the resumption of our acquisition activity in 2021 after halting acquisitions activity beginning in early 2021 as a result of the COVID-19 pandemic. We closed two transactions during the three months ended March 31, 2021 compared to one transaction during the same period in prior year. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel and related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. Transformation expenses in 2020 include expenses related to the five acquisitions closed in 2019 as well as the one acquisition closed in 2020 compared to transformation expenses in 2021 related to the two acquisitions closed in 2021 and one acquisition closed in 2020.
Other Income (Expense)

	Three Months Ended March 31,
	2021	2020	% Change

	(dollars in thousands)
Other expense:
Interest expense, net	$(7,787)	$(7,643)	2%
Other income (expense), net	237	(1,402)	(117)%
Total other expense	$(7,550)	$(9,045)	(17)%

Percentage of total revenue:
Interest expense, net	(11)%	(11)%
Other income (expense), net	1%	(2)%
Total other expense	(10)%	(13)%
For the Three Months Ended March 31, 2021
Interest expense was $7.8 million in the three months ended March 31, 2021, compared to $7.6 million in the three months ended March 31, 2020, an increase in interest expense of $0.2 million, or 2%. The increase in net interest expense is primarily attributable to a reduction in interest income on our outstanding cash balance as a result of a decrease in interest rates associated with the COVID-19 pandemic.
Other income was $0.2 million in the three months ended March 31, 2021, compared to other expense of $1.4 million in the three months ended March 31, 2020. Other income recognized in the three months ended March 31, 2021 and other expense recognized during the three months ended March 31, 2010 were related primarily to currency exchange gains (losses) in our foreign entities.
Benefit from Income Taxes

	Three Months Ended March 31,
	2021	2020	% Change

	(dollars in thousands)
Benefit from income taxes	$4,394	$4,287	2%
Percentage of total revenue	6%	6%
For the Three Months Ended March 31, 2021
Benefit from income taxes was $4.4 million in the three months ended March 31, 2021, compared to a benefit from income taxes of $4.3 million in the three months ended March 31, 2020, an increase of $0.1 million. The benefits for each period are due primarily to deferred tax benefits attributable to the release of valuation allowance related to the acquisitions of deferred tax liabilities associated with business combinations completed during the respective periods.

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
As of March 31, 2021, we had cash and cash equivalents of $186.7 million, $60.0 million of available borrowings under our credit facility, as discussed below, and $531.9 million of borrowings outstanding under our credit facility. As of December 31, 2020, we had cash and cash equivalents of $250.0 million, $60.0 million of available borrowings under our Credit Facility, and $533.3 million of borrowings outstanding under our credit facility. The $63.3 million decrease in cash and cash equivalents from December 31, 2020 to March 31, 2021 includes $77.9 million in cash paid for our two acquisitions completed during 2021, net of $1.1 million in cash acquired, which was partially offset by a $5.2 million settlement in total consideration for Localytics related to a representation and warranty insurance settlement. Non-cash amounts that will be paid in future periods related to these acquisitions includes $7.4 million in holdback payments and $4.4 million in earnout payments that are due within 12 to 18 months of the closing dates of the underlying acquisitions. The earnouts are subject to attainment of future performance-based conditions.

Our cash and cash equivalents held by our foreign subsidiaries was $16.0 million as of March 31, 2021. If these funds held by our foreign subsidiaries are needed for our domestic operations, a repatriation of these funds would require us to accrue and pay dividend withholding taxes in the foreign jurisdictions where applicable and accrue and pay U.S. taxes to the extent such dividend income exceeds our ability to utilize net operating losses. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of March 31, 2021 and December 31, 2020, we had a working capital surplus of $103.6 million and surplus of $196.1 million, respectively, which includes $94.7 million and $87.6 million of deferred revenue recorded as a current liability as of March 31, 2021 and December 31, 2020, respectively. This deferred revenue will be recognized as revenue in future periods in accordance with our revenue recognition policy.
Credit Facility
On August 6, 2019, we entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of March 31, 2021. The Credit Facility replaced our previous credit facility. All outstanding balances under our previous credit facility were paid off using proceeds from our current Credit Facility.
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
The Credit Facility has no financial covenants as long as less than 35% of the Revolver is drawn as of the last day of any fiscal quarter. The credit facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The Credit Facility contains certain non-financial restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of March 31, 2021 we were in compliance with all covenants under the Credit Facility. See Note 6. Debt for more information regarding our Credit Facility and outstanding debt as of March 31, 2021.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At March 31, 2021, the fair value of the interest rate swap was a $14.6 million liability as a result of a decline in short term interest rates since entering into the swap agreements. The decrease in the fair value of the interest rate swap liability during the three months ended March 31, 2021 is the result of an increase in short term interest rates compared to December 31, 2020.
Registration Statements
On August 10, 2020, we filed a registration statement on Form S-3 (File No. 333-243728) (the “2020 S-3”), which became effective automatically upon its filing and covers an unlimited amount of securities. The 2020 S-3, will remain effective through August 2023.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020

	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$12,503	$(5,309)
Net cash used in investing activities	(72,900)	(68,148)
Net cash used in financing activities	(2,095)	(3,204)
Effect of exchange rate fluctuations on cash	(865)	325
Change in cash and cash equivalents	(63,357)	(76,336)
Cash and cash equivalents, beginning of period	250,029	175,024
Cash and cash equivalents, end of period	$186,672	$98,688
Cash Flows from Operating Activities
Cash provided by (used in) operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Included in net cash provided by operations are one-time acquisition related expenses incurred for up to four quarters after each acquisition to transact and transform the acquired business into the Company's unified operating platform. Additionally, operating cash flows includes the impact of earn-outs payments in excess of original purchase accounting estimates. Our working capital consists primarily of cash, receivables from customers, prepaid assets, unbilled professional services, deferred commissions, accounts payable, accrued compensation and other accrued expenses, acquisition related earnout and holdback liabilities, lease liabilities, and deferred revenues. The volume of professional services rendered, the volume and timing of customer bookings and contract renewals, and the related timing of collections on those bookings and renewals, as well as the timing of spending commitments and payments of our accounts payable, accrued expenses, accrued payroll and related benefits, all affect these account balances.
Cash provided by operating activities was $12.5 million for the three months ended March 31, 2021 compared to $5.3 million of cash used for the three months ended March 31, 2020, an increase of $17.8 million. This increase in operating cash flow is generally attributable to the Company’s increased size and scale. Working capital sources of cash for the three months ended March 31, 2021 included a $3.6 million decrease in accounts receivable related to the timing of collections, an increase of $4.5 million in accounts payable related to timing of payments, and an increase of $0.6 million in deferred revenue. Working capital uses of cash for the three months ended March 31, 2021 included a $1.0 million increase in prepaids and other related primarily to an increase in deferred commissions and a $1.8 million decrease in accrued expenses, which is attributable primarily to the payment of the Company’s annual bonus at the beginning of the year and timing differences.
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
For the three months ended March 31, 2021, cash used in investing activities consisted of $77.9 million associated with the acquisition of BlueVenn and Second Street, partially offset by a $5.2 million settlement in total consideration for Localytics related to a representation and warranty insurance settlement, and the purchases of property and equipment of $0.3 million. Cash used in investing activities increased $4.8 million for the three months ended March 31, 2021 compared to the same period in 2020 primarily as a result of closing two acquisitions during the period compared to one acquisition in the comparable prior year period.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced applications and professional service offerings, and acquisitions of complementary technologies, products and businesses.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our acquisitions, proceeds from debt obligations incurred to finance our acquisitions, repayments of our debt obligations, and share based employee payroll tax payment activity.
Cash used in financing activities increased $1.1 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase relates primarily to a $0.8 million decrease in net share employee payroll tax settlement payments made during the three months ended March 31, 2021 compared to the same period in 2020 as a result of the employee payroll tax election in mid-2020 to sell shares to cover employee payroll taxes on stock compensation vestings.

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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 5, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three months ended March 31, 2021, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. In conjunction with our $350 million, 7 year, term loan, and subsequent entry into an additional $190 million in incremental term loans under the Credit Facility, we entered into interest rate hedge instruments for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our new $60 million, 5 year, revolving credit facility remains floating. As of March 31, 2021, we had a principal balance of $531.9 million under our Credit Facility. As there was no debt outstanding under our revolving credit facility as of March 31, 2021, a hypothetical change of 100 basis points would result in no change to total interest expense.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business could have resulted in a change in revenue of $1.5 million for the three months ended March 31, 2021. To date, we have not engaged in any currency hedging strategies. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
The non-financial assets and liabilities of our foreign subsidiaries are translated into United States dollars using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss. In addition, we have intercompany loans that were used to fund the acquisition of a foreign subsidiaries during the years ended December 31, 2019 and December 31, 2018. Due to the long-term nature of these loans, the foreign currency gains (losses) resulting from remeasurement are recognized as a component of accumulated other comprehensive income (loss).

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during 2021 to the risk factors that were included in the Company's Form 10-K filed with the SEC on February 25, 2021.
Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1*	Advisory Agreement between Upland Software, Inc. and Tim Mattox effective March 31, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)

*      Filed herewith.

**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: May 5, 2021	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer