Form 10-Q
period 2021-06-30
Upland Software, Inc.
filed 2021-08-04
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
As of July 30, 2021, 30,413,246 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$176,539	$250,029
Accounts receivable (net of allowance of $1,188 and $1,465 at June 30, 2021 and December 31, 2020, respectively)	38,936	44,472
Deferred commissions, current	7,878	5,784
Unbilled receivables	5,652	4,561
Prepaid and other	13,579	12,694
Total current assets	242,584	317,540
Tax credits receivable	2,729	2,427
Property and equipment, net	3,161	2,778
Operating lease right-of-use asset	6,740	10,124
Intangible assets, net	304,752	279,975
Goodwill	470,182	383,598
Deferred commissions, noncurrent	14,444	12,962
Other assets	1,807	1,816
Total assets	$1,046,399	$1,011,220
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,608	$5,395
Accrued compensation	15,142	8,138
Accrued expenses and other current liabilities	13,361	13,438
Deferred revenue	95,245	87,552
Due to sellers	11,143	416
Operating lease liabilities, current	3,621	3,315
Current maturities of notes payable (includes unamortized discount of $2,247 and $2,234 at June 30, 2021 and December 31, 2020, respectively)	3,153	3,166
Total current liabilities	157,273	121,420
Notes payable, less current maturities (includes unamortized discount of $8,399 and $9,414 at June 30, 2021 and December 31, 2020, respectively)	516,751	518,437
Deferred revenue, noncurrent	1,667	1,587
Operating lease liabilities, noncurrent	8,537	8,387
Noncurrent deferred tax liability, net	31,774	24,092
Interest rate swap liabilities	17,754	30,032
Other long-term liabilities	1,206	650
Total liabilities	734,962	704,605
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 30,413,246 and 29,987,114 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	3	3
Additional paid-in capital	546,771	515,219
Accumulated other comprehensive loss	(13,238)	(26,234)
Accumulated deficit	(222,099)	(182,373)
Total stockholders’ equity	311,437	306,615
Total liabilities and stockholders’ equity	$1,046,399	$1,011,220
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription and support	$72,405	$67,699	$143,058	$131,590
Perpetual license	415	491	767	852
Total product revenue	72,820	68,190	143,825	132,442
Professional services	3,444	3,125	6,408	6,905
Total revenue	76,264	71,315	150,233	139,347
Cost of revenue:
Subscription and support	23,161	21,200	45,843	41,139
Professional services and other	1,851	2,472	3,596	4,734
Total cost of revenue	25,012	23,672	49,439	45,873
Gross profit	51,252	47,643	100,794	93,474
Operating expenses:
Sales and marketing	14,298	11,820	26,730	22,751
Research and development	11,113	10,294	22,053	19,412
General and administrative	19,192	17,655	43,561	34,331
Depreciation and amortization	10,278	9,037	20,021	18,308
Acquisition-related expenses	5,534	5,781	15,120	20,939
Total operating expenses	60,415	54,587	127,485	115,741
Loss from operations	(9,163)	(6,944)	(26,691)	(22,267)
Other expense:
Interest expense, net	(7,942)	(7,873)	(15,729)	(15,516)
Other expense, net	(399)	(15)	(162)	(1,417)
Total other expense	(8,341)	(7,888)	(15,891)	(16,933)
Loss before benefit from (provision for) income taxes	(17,504)	(14,832)	(42,582)	(39,200)
Benefit from (provision for) income taxes	(1,538)	673	2,856	4,960
Net loss	$(19,042)	$(14,159)	$(39,726)	$(34,240)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.63)	$(0.57)	$(1.32)	$(1.37)
Weighted-average common shares outstanding, basic and diluted	30,097,749	25,032,996	30,034,252	25,057,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(19,042)	$(14,159)	$(39,726)	$(34,240)
Foreign currency translation adjustment	1,324	1,219	(1,063)	(2,240)
Unrealized translation gain (loss) on foreign currency denominated intercompany loans	940	132	1,780	(7,181)
Unrealized gain (loss) on interest rate swaps	(3,172)	(3,655)	12,279	(35,056)
Comprehensive loss	$(19,950)	$(16,463)	$(26,730)	$(78,717)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	30,091,665	$3	$533,044	$(12,330)	$(203,057)	$317,660
Issuance of stock under Company plans, net of shares withheld for tax	321,581	—	177	—	—	177
Stock-based compensation	—	—	13,550	—	—	13,550
Foreign currency translation adjustment	—	—	—	1,324	—	1,324
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—	—	940	—	940
Unrealized loss on interest rate swaps	—	—	—	(3,172)	—	(3,172)
Net loss	—	—	—	—	(19,042)	(19,042)
Balance at June 30, 2021	30,413,246	$3	$546,771	$(13,238)	$(222,099)	$311,437

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	25,305,427	$3	$353,720	$(43,396)	$(151,235)	$159,092
Issuance of stock under Company plans, net of shares withheld for tax	60,308	—	(1,372)	—	—	(1,372)
Stock-based compensation	—	—	10,980	—	—	10,980
Foreign currency translation adjustment	—	—	—	1,219	—	1,219
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	132	—	132
Unrealized loss on interest rate swaps	—	—	—	(3,655)	—	(3,655)
Net loss	—	—	—	—	(14,159)	(14,159)
Balance at June 30, 2020	25,365,735	$3	$363,328	$(45,700)	$(165,394)	$152,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	29,987,114	$3	$515,219	$(26,234)	$(182,373)	$306,615
Issuance of stock under Company plans, net of shares withheld for tax	426,132	—	178	—	—	178
Stock-based compensation	—	—	31,374	—	—	31,374
Foreign currency translation adjustment	—	—	—	(1,063)	—	(1,063)
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—	—	1,780	—	1,780
Unrealized gain on interest rate swaps	—	—	—	12,279	—	12,279
Net loss	—	—	—	—	(39,726)	(39,726)
Balance at June 30, 2021	30,413,246	$3	$546,771	$(13,238)	$(222,099)	$311,437

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	25,250,120	$3	$345,127	$(1,223)	$(131,046)	$212,861
Issuance of stock under Company plans, net of shares withheld for tax	115,615	—	(2,086)	—	—	(2,086)
Issuance of stock, net of issuance costs	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	20,300	—	—	20,300
Cumulative adjustment related to adoption of accounting standard	—	—	—	—	(108)	(108)
Foreign currency translation adjustment	—	—	—	(2,240)	—	(2,240)
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	(7,181)	—	(7,181)
Unrealized loss on interest rate swaps	—	—	—	(35,056)	—	(35,056)
Net loss	—	—	—	—	(34,240)	(34,240)
Balance at June 30, 2020	25,365,735	$3	$363,328	$(45,700)	$(165,394)	$152,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(39,726)	$(34,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,669	23,395
Change in fair value of liabilities to sellers of businesses	(2,729)	155
Deferred income taxes	(3,389)	(4,985)
Amortization of deferred costs	3,848	1,920
Foreign currency re-measurement loss	10	497
Non-cash interest and other expense	1,115	1,108
Non-cash stock compensation expense	31,374	20,300
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	10,174	5,188
Prepaids and other	(3,631)	(6,743)
Accounts payable	5,915	(6,258)
Accrued expenses and other liabilities	(2,424)	(7,256)
Deferred revenue	(2,898)	2,415
Net cash provided by (used in) operating activities	23,308	(4,504)
Investing activities
Purchase of property and equipment	(507)	(696)
Purchase of customer relationships	—	(201)
Purchase business combinations, net of cash acquired	(92,417)	(67,651)
Net cash used in investing activities	(92,924)	(68,548)
Financing activities
Payments on finance leases	(4)	(83)
Proceeds from notes payable, net of issuance costs	(113)	(142)
Payments on notes payable	(2,700)	(2,700)
Taxes paid related to net share settlement of equity awards	—	(2,140)
Issuance of common stock, net of issuance costs	178	41
Additional consideration paid to sellers of businesses	(742)	(9,580)
Net cash used in financing activities	(3,381)	(14,604)
Effect of exchange rate fluctuations on cash	(493)	542
Change in cash and cash equivalents	(73,490)	(87,114)
Cash and cash equivalents, beginning of period	250,029	175,024
Cash and cash equivalents, end of period	$176,539	$87,910
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$14,623	$14,861
Cash paid for taxes	$1,741	$1,260
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$13,852	$345

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other period.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 4, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
No individual customer represented more than 10% of total revenues for the three or six months ended June 30, 2021, or more than 10% of accounts receivable as of June 30, 2021 or December 31, 2020.

Derivatives
In connection with borrowing funds under the Company’s credit facility the Company has entered into a floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively converted the entire balance of the Company's $540 million term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for a 7 year term of debt. ASC 815 requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship under the hypothetical derivative method and noted that all of the critical terms of the hypothetical derivative and hedging instrument were the same. The hedging relationship continues to limit the Company’s exposure to the variability in interest rates under the Company’s term loans and related cash outflows. As such, the Company has deemed this hedging relationship as highly effective in offsetting cash flows attributable to hedged risk (variability in forecasted monthly interest payments) for the term of the term loans and interest rate swap agreements. All derivative financial instruments are recorded at fair value as a net asset or liability in the accompanying condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020 the fair value of the interest rate swaps included in Interest rate swap liabilities in the Company's condensed consolidated balance sheets was $17.8 million and $30.0 million, respectively.

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

2021 Acquisitions
Acquisitions completed during the six months ended June 30, 2021 include the following:
•Panviva - On June 24, 2021, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Panviva Pty Ltd, an Australian proprietary company (“Panviva”), a cloud-based enterprise knowledge management solution. Revenues recorded since the acquisition date through June 30, 2021 were approximately $0.1 million.
•BlueVenn - On February 28, 2021 the Company entered into an agreement to purchase the shares comprising the entire issued share capital of BlueVenn Group Limited, a company limited by shares organized and existing under the laws of England and Wales (“BlueVenn”), a cloud-based customer data platform. Revenues recorded since the acquisition date through June 30, 2021 were approximately $5.4 million. Revenues recorded for BlueVenn for the quarter ended June 30, 2021 were approximately $4.4 million.
•Second Street - On January 19, 2021, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Second Street Media, Inc., a Missouri corporation (“Second Street”), an audience engagement platform. Revenues recorded since the acquisition date through June 30, 2021 were approximately $4.7 million. Revenues recorded for Second Street for the quarter ended June 30, 2021 were approximately $2.7 million.
2020 Acquisition
The acquisition completed during the year ended December 31, 2020 were:
•Localytics - On February 6, 2020, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Char Software, Inc (dba Localytics), a Delaware corporation (“Localytics”), a provider of mobile app personalization and analytics solutions.
Consideration
The following table summarizes the consideration transferred for the acquisitions described above (in thousands):

	Panviva	BlueVenn	Second Street	Localytics
Cash	$19,931	$53,535	$25,436	$67,655
Holdback (1)	3,517	2,429	5,000	345
Contingent consideration (2)	—	2,535	1,650	1,000
Working capital adjustment (3)	—	(537)	—	(5,238)
Total consideration	$23,448	$57,962	$32,086	$63,762
(1)Represents the cash holdbacks subject to indemnification claims that are payable 12 months following closing for Panviva, Second Street and Localytics and 18 months following closing for BlueVenn. In addition, the holdback payment to Panviva may be reduced by up to $1.6 million based on the future renewal of a specific customer. The fair value of this potential reduction was $0.0 million as of the acquisition date.
(2)Represents the acquisition date fair value of anticipated earn-out payments, which are based on the estimated probability of attainment of the underlying future performance-based conditions at the time of acquisition. The maximum potential payout for the BlueVenn, Second Street and Localytics earn-outs were $22.4 million, $3.0 million, and $1.0 million, respectively. The earn-out for Localytics was paid in full during the year ended December 31, 2020 based on an ending fair value of $1.0 million. Refer to Note 3 for further discussion regarding the calculation of fair value of acquisition related earn-outs.
(3)Working capital and other adjustments includes a $5.2 million settlement in total consideration for Localytics related to a representation and warranty insurance settlement which is included in prepaids and other current assets on the Company’s consolidated balance sheets as of December 31, 2020.
Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase accounting for the 2021 acquisitions of Panviva, BlueVenn, and Second Street are preliminary as the Company has not finalized the tax impact of these acquisitions. In addition, the purchase price allocation for Panviva is preliminary as we work to finalize the valuation of intangible assets. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete the purchase accounting for BlueVenn and Second Street no later than the first quarter of 2022 and no later than the second quarter of 2022 for Panviva.

The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions during the year ended December 31, 2020 and through the six months ended June 30, 2021, as well as assets and liabilities (in thousands):

	Preliminary			Final
	Panviva	BlueVenn	Second Street	Localytics
Year Acquired	2021	2021	2021	2020

Cash	$132	$1,115	$—	$—
Accounts receivable	2,119	1,289	1,105	3,648
Other current assets	4,986	2,145	89	6,323
Operating lease right-of-use asset	197	1,357	489	7,605
Property and equipment	26	611	156	409
Customer relationships	8,169	15,670	14,600	30,500
Trade name	76	238	200	300
Technology	2,118	4,337	3,400	6,600
Goodwill	19,912	47,642	17,994	33,543
Other assets	33	24	13	6
Total assets acquired	37,768	74,428	38,046	88,934
Accounts payable	(1,249)	(2,809)	(230)	(2,382)
Accrued expense and other	(6,588)	(2,196)	(429)	(6,761)
Deferred tax liabilities	(3,083)	(3,468)	(4,312)	(3,382)
Deferred revenue	(3,203)	(6,636)	(500)	(4,812)
Operating lease liabilities	(197)	(1,357)	(489)	(7,835)
Total liabilities assumed	(14,320)	(16,466)	(5,960)	(25,172)
Total consideration	$23,448	$57,962	$32,086	$63,762
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
The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the six months ended June 30, 2021 and the year ended December 31, 2020 (in years):

	Useful Life
	June 30, 2021	December 31, 2020
Customer relationships	7.0	8.0
Trade name	2.0	2.0
Developed technology	5.0	5.0
Total weighted-average useful life	6.5	7.4
During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to management's estimates and assumptions.
The goodwill of $119.1 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition and the value of the acquired workforce. Goodwill that is deductible for tax purposes at the time of the acquisitions was $2.0 million.
Total transaction related expenses incurred with respect to acquisition activity during the three months ended June 30, 2021 and June 30, 2020 were $2.0 million and $0.2 million, respectively, and during the six months ended June 30, 2021 and June 30, 2020 were $6.1 million and $3.5 million, respectively. Transaction related expenses, excluding transformation costs, include expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. Transaction costs are included in acquisition-related expenses in our condensed consolidated statement of operations.

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
As of June 30, 2021, the Company had contingent accrued earnout business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels, changes in assumed discount periods and rates and changes in foreign exchange rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. Any gain (loss) related to subsequent changes in the fair value of contingent consideration is recorded in acquisition-related expense or other income (expense) in the Company's condensed consolidated statement of operations based on management's assessment of the nature of the liability. Earnout consideration liabilities are included in Due to sellers in the Company's condensed consolidated balance sheets.
In connection with entering into, and expanding, the Company's current credit facility, as discussed further in Note 6. Debt, the Company entered into interest rate swaps for the full 7 year term of the Company's term loans, effectively fixing our interest rate at 5.4% for the full value $540 million of the term loans. The fair value of the Company's swaps are measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2. As of June 30, 2021 and December 31, 2020 the fair value of the interest rate swaps are included in Interest rate swap liabilities on the Company's condensed consolidated balance sheets.
Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2021
	(unaudited)
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout consideration liability	$—	$—	$1,454	$1,454
Interest rate swap liabilities	$—	$17,754	$—	$17,754

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap liabilities	$—	$30,032	$—	$30,032

The following table presents additional information about earnout consideration liabilities measured at fair value on a recurring basis and for which the Company has utilized significant unobservable (Level 3) inputs to determine fair value (in thousands) (unaudited):

June 30, 2021
(unaudited)
Balance at December 31, 2020	$—

Acquisitions and settlements:
Acquisitions	4,185

Remeasurement adjustments:
Gain included in earnings	(2,729)
Foreign currency translation adjustments	(2)
Balance at June 30, 2021	$1,454
Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

	Fair Value at June 30, 2021	Valuation Technique	Significant Unobservable Inputs
Contingent acquisition consideration: (BlueVenn and Second Street)	$1,454	Binary option model	Expected future annual revenue streams and probability of achievement
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
Debt
The Company believes the carrying value of its long-term debt at June 30, 2021 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company. The estimated fair value and carrying value of the Company's debt, before debt discount, at June 30, 2021 and December 31, 2020 are $530.6 million and $533.3 million, respectively.
4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the six months ended June 30, 2021 are summarized in the table below (in thousands):

Balance at December 31, 2020	$383,598
Acquired in business combinations	85,102
Adjustment related to finalization of current year business combinations	446
Foreign currency translation adjustment	1,036
Balance at June 30, 2021	$470,182
Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, developed technology, and non-compete agreements that the Company recorded as part of its business acquisitions.

The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2021:
Customer relationships	1-10	$358,154	$107,792	$250,362
Trade name	1.5-10	9,824	5,265	4,559
Developed technology	4-9	89,483	39,652	49,831
Non-compete agreements	3	1,148	1,148	—
Total intangible assets		$458,609	$153,857	$304,752

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2020:
Customer relationships	1-10	$318,941	$89,131	$229,810
Trade name	1.5-10	9,283	4,763	4,520
Developed technology	4-9	79,382	33,929	45,453
Non-compete agreements	3	1,148	956	192
Total intangible assets		$408,754	$128,779	$279,975
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Management recorded no impairments of intangible assets or goodwill during the three and six months ended June 30, 2021 or the year ended December 31, 2020. Total amortization expense during the three months ended June 30, 2021 and June 30, 2020 was $12.7 million and $11.2 million, respectively, and during the six months ended June 30, 2021 and June 30, 2020 was $24.7 million and $22.4 million, respectively.
As of June 30, 2021, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2021	$25,876
2022	49,173
2023	46,810
2024	44,428
2025	41,124
2026 and thereafter	97,341
Total	$304,752

5. Income Taxes
The Company’s income tax benefit for the three and six months ended June 30, 2021 and June 30, 2020 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The tax provision of $1.5 million and benefit of $2.9 million recorded for the three and six months ended June 30, 2021, respectively, are primarily related to the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with the Company’s business combinations during the three months ended March 31, 2021, as discussed in Note 2. Acquisitions, and foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards and the impact, recorded as discrete, of enacted future changes in UK tax rates on the balance of deferred tax assets and liabilities per tax law enacted during the three months ended June 30, 2021. The release of valuation allowance is attributable to ASC 805-740-30-3 and acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $4.3 million during the six months ended June 30, 2021 that had previously been offset by a valuation allowance. The benefit for the release of valuation allowance was primarily recorded during the three months ended March 31, 2021.
The tax benefit of $0.7 million and $5.0 million recorded for the three and six months ended June 30, 2020, respectively, are primarily related to the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with the Localytics business combination, as discussed in Note 2. Acquisitions, and foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards.
The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at June 30, 2021 and June 30, 2020, respectively.
The Company has reflected any uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets. The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2017 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2016, other than where cross-border transactions extend the statute of limitations. The Company is not currently under audit for federal, state or any foreign jurisdictions. U.S. operating losses generated in years prior to 2017 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.
6. Debt
Long-term debt consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Senior secured loans (includes unamortized discount of $10,646 and $11,648 based on an imputed interest rate of 5.8% and 5.8%, at June 30, 2021 and December 31, 2020, respectively)	$519,904	$521,603
Less current maturities	(3,153)	(3,166)
Total long-term debt	$516,751	$518,437

Credit Facility
On August 6, 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a new $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of June 30, 2021. The Credit Facility replaced the Company's previous credit agreement. All outstanding balances under our previous credit facility were paid off using proceeds from our new Credit Facility.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At June 30, 2021, the fair value of the interest rate swap was a $17.8 million liability as a result of a decline in short term interest rates since entering into the swap agreements. The decrease in the fair value of the interest rate swap liability during the three months ended June 30, 2021 is the result of an increase in short term interest rates compared to December 31, 2020. In the next twelve months, the Company estimates that $3.6 million will be reclassified from Accumulated other comprehensive income (loss) and recorded as an increase to Interest expense. Increases/decreases in cash paid for interest as a result of the Company’s interest rate swaps are included cash flows from operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Loss) gain recognized in Other comprehensive income on derivative financial instruments	$(3,172)	$(3,655)	$12,279	$(35,056)
(Loss) gain on interest rate swap (included in Interest expense on our consolidated statement of operations)	$(2,058)	$(1,520)	$(4,068)	$(1,454)
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
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of June 30, 2021, the Company had no borrowings outstanding under the Revolver or related sub-facility.
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

In addition, the Credit Facility contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, change in control, bankruptcy and insolvency defaults and material judgment defaults. The occurrence of an event of default could result in the acceleration of Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate. The Term Loan and Revolver are secured by substantially all of the Company's assets. As of June 30, 2021 the Company was in compliance with all covenants under the Credit Facility.
Cash interest costs averaged 5.4% and 5.4% for the six months ended June 30, 2021 and for the year ended December 31, 2020, respectively. In addition, as of June 30, 2021 and December 31, 2020 the Company had $10.6 million and $11.6 million, respectively, of unamortized deferred financing costs associated with the Credit Facility. These financing costs will be amortized to non-cash interest expense over the remaining term of the Credit Facility.
7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net Loss	$(19,042)	$(14,159)	$(39,726)	$(34,240)
Denominator:
Weighted–average common shares outstanding, basic and diluted	30,097,749	25,032,996	30,034,252	25,057,715
Net loss per common share, basic and diluted	$(0.63)	$(0.57)	$(1.32)	$(1.37)
Due to the net losses for the three and six months ended June 30, 2021 and June 30, 2020, respectively, basic and diluted loss per share were the same. The following table sets forth the anti–dilutive common share equivalents as of June 30, 2021 and June 30, 2020:

	June 30,
	2021	2020
Stock options	251,360	320,840
Restricted stock awards	1,000	197,623
Restricted stock units	2,061,436	1,778,557
Performance restricted stock units	61,437	66,297
Total anti–dilutive common share equivalents	2,375,233	2,363,317

8. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment.
In addition, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC for the three months ended June 30, 2021 and June 30, 2020 totaling $2.4 million and $1.8 million, respectively, and for the six months ended June 30, 2021 and June 30, 2020 totaling $4.8 million and $3.7 million, respectively. The remaining purchase obligation after June 30, 2021 through December 31, 2021 is $4.8 million. See Note 11. Related Party Transactions for more information regarding our purchase commitment to this related party.

Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. At this time, the Company is not involved in any current or pending legal proceedings, and does not anticipate any legal proceedings, that may have a material adverse effect on the Company's condensed consolidated balances sheets or condensed consolidated statement of operations.
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
The following table shows the components of accumulated other comprehensive loss, net of income taxes, (“AOCI”) in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2021	December 31, 2020
Foreign currency translation adjustment	$(418)	$644
Unrealized translation gain on intercompany loans with foreign subsidiaries	4,934	3,154
Unrealized loss on interest rate swaps	(17,754)	(30,032)
Total accumulated other comprehensive loss	$(13,238)	$(26,234)
The unrealized translation gain on intercompany loans with foreign subsidiaries as of June 30, 2021 is net of income tax expense of $2.3 million. The tax expense related to unrealized translation gains on intercompany loans three and six months ended June 30, 2021 was $0.1 million and $0.3 million, respectively. The income tax expense/benefit allocated to each component of other comprehensive income (loss) for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
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

Stock-Based Compensation
The Company recognizes stock-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$563	$570	$1,005	$888
Research and development	942	1,019	1,656	1,634
Sales and marketing	1,619	898	2,756	1,447
General and administrative (1)	10,426	8,493	25,957	16,331
Total	$13,550	$10,980	$31,374	$20,300
(1)In March 2021 our former co-President and Chief Operating Officer (“COO”) resigned from his positions and entered into an advisory agreement with the Company pursuant to which he will serve as a strategic advisor to the Company through December 31, 2022. Stock-based compensation for the six months ended June 30, 2021 includes $6.3 million in incremental stock-based compensation expense related to the deemed modification of the unvested portion of grants held by our former COO at the time of transition, even though these shares continue to vest over their existing vesting schedule through 2022. In accordance with ASC 718, the fair value of these awards were modified and all related expense accelerated on the date of modification as a result of the reduction in required service.
Restricted Stock Units
Beginning in 2019, the Company began granting restricted stock units under its 2014 Stock Incentive Plan, in lieu of restricted stock awards, primarily for stock plan administrative purposes. Restricted stock unit activity during the six months ended June 30, 2021 was as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2020	1,261,290	$39.92
Units granted	1,106,162	48.93
Units vested	(278,553)	40.24
Awards forfeited	(27,463)	40.48
Unvested balances at June 30, 2021	2,061,436	$44.70
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
PRSU activity during the six months ended June 30, 2021 was as follows:

	Number of PRSUs Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2020	66,297	$79.72
Units granted	61,437	86.56
Incremental PRSUs vested in period	69,048
Units vested	(135,345)	79.72
Unvested balances at June 30, 2021	61,437	$86.56

Significant assumptions used in the Monte Carlo simulation model for the PRSUs granted during the six months ended June 30, 2021 and year ended December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
Expected volatility	53.6%	45.1%
Risk-free interest rate	0.1%	1.3%
Remaining performance period (in years)	1.35	1.35
Dividend yield	—	—
Restricted Stock Awards
Restricted share activity during the six months ended June 30, 2021 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2020	34,508	$30.13
Awards vested	(33,508)	30.11
Awards forfeited	—	—
Unvested balances at June 30, 2021	1,000	$30.61
Stock Option Activity
Stock option activity during the six months ended June 30, 2021 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2020	264,002	$8.93
Options exercised	(12,234)	14.50
Options expired	(408)	1.56
Outstanding at June 30, 2021	251,360	$8.67

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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of June 30, 2021 and December 31, 2020, unbilled receivables were $5.7 million and $4.6 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the six months ended June 30, 2021.
The following table presents the activity impacting deferred commissions for the six months ended June 30, 2021 (in thousands):

Balance at December 31, 2020	$18,746
Capitalized deferred commissions	7,301
Amortization of deferred commissions	(3,725)
Balance at June 30, 2021	$22,322
Commissions capitalized in excess of amortization of deferred commissions for the three and six months ended June 30, 2021 were $2.0 million and $3.6 million, respectively.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the six months ended June 30, 2021, we recognized $61.8 million and $1.6 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period. In addition, during the six months ended June 30, 2021 we recognized $3.2 million in revenue that was included in the acquired deferred revenue balance of our 2021 acquisitions as disclosed in Note 2, Acquisitions.
Remaining Performance Obligations
As of June 30, 2021, approximately $272.8 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 68% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Subscription and support:
United States	$50,862	$50,619	$103,817	$96,590
United Kingdom	12,658	9,350	22,052	19,346
Canada	3,624	3,360	6,962	7,942
Other International	5,261	4,370	10,227	7,712
Total subscription and support revenue	72,405	67,699	143,058	131,590
Perpetual license:
United States	338	222	591	504
United Kingdom	—	—	11	16
Canada	10	36	52	57
Other International	67	233	113	275
Total perpetual license revenue	415	491	767	852
Professional services:
United States	2,150	2,197	4,194	4,907
United Kingdom	802	375	1,466	1,189
Canada	104	96	192	234
Other International	388	457	556	575
Total professional service revenue	3,444	3,125	6,408	6,905
Total revenue	$76,264	$71,315	$150,233	$139,347

11. Related Party Transactions
We are a party to two agreements with companies controlled by a non-management investor in the Company:
•On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement with DevFactory FZ LLC (“DevFactory”) to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017. DevFactory is an affiliate of ESW Capital LLC (“ESW”) (a non-management investor), which held more than 5% of the Company's capital stock as of June 30, 2021. As of July 9, 2021 ESWs ownership in Upland was reduced to 4.8%. The Company has an outstanding purchase commitment in 2021 for software development services pursuant to this agreement in the amount of $9.6 million. For years after 2021, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2021 total revenues increase by 10% as compared to 2020 total revenues, then the 2022 purchase commitment will increase by approximately $1.0 million from the 2021 purchase commitment amount to approximately $10.6 million. The Company purchased software development services pursuant to this agreement with DevFactory of $2.4 million and $1.8 million during the three months ended June 30, 2021 and June 30, 2020, respectively, and $4.8 million and $3.7 million during the six months ended June 30, 2021 and June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020 amounts included in accounts payable and accrued liabilities owed to this company totaled $2.4 million and $0.0 million, respectively.
•The Company purchased services from Crossover, Inc. ("Crossover"), a company controlled by ESW Capital, LLC during the three months ended June 30, 2021 and June 30, 2020 of approximately $0.9 million and $1.4 million, respectively, and $1.9 million and $2.5 million during the six months ended June 30, 2021 and June 30, 2020, respectively. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. While there are no purchase commitments with Crossover, the Company continues to use its services in 2021. As of June 30, 2021 and December 31, 2020 amounts included in accounts payable and accrued liabilities owed to this company totaled $0.7 million and $0.6 million, respectively.
The Company has an arrangement with a former subsidiary, Visionael Corporation ("Visionael"), to provide management, human resource, payroll and administrative services. John T. McDonald, the Company's Chief Executive Officer and Chairman of the Board, beneficially holds approximately 26.18% interest in Visionael. Fees earned from this arrangement for the three months ended June 30, 2021 and June 30, 2020 were $0 and $15,000, respectively, and $0 and $30,000 during the six months ended June 30, 2021 and June 30, 2020, respectively. In connection with its arrangement with Visionael, the Company has provided advances to Visionael to help cover short term working capital needs. As of June 30, 2021 and December 31, 2020 advances to Visionael included in Prepaid and other on the Company’s condensed consolidated balance sheets totaled $0.0 million and $0.4 million, respectively, net of allowance for credit losses. During the six months ended June 30, 2021 the Company recognized an allowance for credit loss of $0.4 million against the remaining outstanding balance.

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
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in the product solution categories listed above, each of which addresses a specific enterprise work management need. Our revenue has grown from $98.0 million in 2017 to $291.8 million in 2020, representing a compound annual growth rate of 44%. During the six months ended June 30, 2021 foreign revenue as a percent of total revenue increased to 28% compared to 26% during the year ended December 31, 2020. See Note 10. Revenue Recognition in the notes to our unaudited condensed consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions within our core enterprise solution suites of complementary technologies and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. Consistent with our growth strategy, we have made twenty-nine acquisitions from February 2012 through June 30, 2021.
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has created significant economic uncertainty across the globe and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. As the administration of vaccine programs progresses and cases decline, we continue to evaluate our plans to reopen our facilities and resume business travel for our employees. We cannot predict the extent to which the COVID-19 outbreak will continue to impact our business or operating results, which is highly dependent on inherently uncertain future developments, including the severity of COVID-19 and the actions taken by governments and private businesses in relation to COVID-19 containment. As our platform is offered as a subscription-based service, the effect of the outbreak may not be fully reflected in our operating results until future periods, if at all.
While we have limited exposure to the industry verticals that have been hardest hit by the pandemic (including the travel, transportation, entertainment and retail industries) we have seen an impact to new bookings and churn which we attribute to COVID-19. The continued impact to bookings and churn is uncertain. In 2020, the impact to new bookings and churn attributable to Covid-19 was more than offset by strength in our cloud offerings that enable our customers to digitally transform their organizations at a time when they must adapt to remote work and digital engagement even more quickly and strong sales into political campaigns in the US in 2020 due to an increase in US presidential year related campaign activity. Generally, the campaign related increase experienced in 2020 is not repeating in 2021.
During the second, third and fourth quarters of 2020 we paused our acquisition activity in order to gauge the overall economic impact of the pandemic and focus on evaluating our pipeline of opportunities. This resulted in a steady decrease in acquisition related expenses over this period. With acquisition activity picking up again starting in the first quarter of 2021, including the acquisitions of Panviva, BlueVenn and Second Street to date in 2021, acquisition-related expenses picked up again starting in the first quarter of 2021 and these quarterly acquisition related expenses will vary quarter to quarter in proportion to the size, timing and complexity of future acquisitions.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(19,042)	$(14,159)	$(39,726)	$(34,240)
Add:
Depreciation and amortization expense	13,201	11,658	25,669	23,395
Interest expense, net	7,942	7,873	15,729	15,516
Other expense (income), net	399	15	162	1,417
Benefit from income taxes	1,538	(673)	(2,856)	(4,960)
Stock-based compensation expense	13,550	10,980	31,374	20,300
Acquisition-related expense	5,534	5,781	15,120	20,939
Purchase accounting deferred revenue discount	606	2,272	1,100	5,973
Adjusted EBITDA	$23,728	$23,747	$46,572	$48,340
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$72,405	95%	$67,699	95%	$143,058	95%	$131,590	94%
Perpetual license	415	1%	491	1%	767	1%	852	1%
Total product revenue	72,820	96%	68,190	96%	143,825	96%	132,442	95%
Professional services	3,444	4%	3,125	4%	6,408	4%	6,905	5%
Total revenue	76,264	100%	71,315	100%	150,233	100%	139,347	100%
Cost of revenue:
Subscription and support (1)(3)	23,161	30%	21,200	30%	45,843	31%	41,139	30%
Professional services and other (1)	1,851	3%	2,472	3%	3,596	2%	4,734	3%
Total cost of revenue	25,012	33%	23,672	33%	49,439	33%	45,873	33%
Gross profit	51,252	67%	47,643	67%	100,794	67%	93,474	67%
Operating expenses:
Sales and marketing (1)	14,298	19%	11,820	17%	26,730	18%	22,751	16%
Research and development (1)	11,113	15%	10,294	14%	22,053	15%	19,412	14%
General and administrative (1)(2)	19,192	25%	17,655	25%	43,561	29%	34,331	25%
Depreciation and amortization	10,278	13%	9,037	13%	20,021	13%	18,308	13%
Acquisition-related expenses	5,534	7%	5,781	8%	15,120	10%	20,939	15%
Total operating expenses	60,415	79%	54,587	77%	127,485	85%	115,741	83%
Loss from operations	(9,163)	(12)%	(6,944)	(10)%	(26,691)	(18)%	(22,267)	(16)%
Other Expense:
Interest expense, net	(7,942)	(10)%	(7,873)	(11)%	(15,729)	(10)%	(15,516)	(11)%
Other income (expense), net	(399)	(1)%	(15)	—%	(162)	(1)%	(1,417)	(1)%
Total other expense	(8,341)	(11)%	(7,888)	(11)%	(15,891)	(11)%	(16,933)	(12)%
Loss before provision for income taxes	(17,504)	(23)%	(14,832)	(21)%	(42,582)	(29)%	(39,200)	(28)%
Benefit from (provision for) income taxes	(1,538)	(2)%	673	1%	2,856	3%	4,960	3%
Net loss	$(19,042)	(25)%	$(14,159)	(20)%	$(39,726)	(26)%	$(34,240)	(25)%
Net loss per common share, basic and diluted	$(0.63)		$(0.57)		$(1.32)		$(1.37)
Weighted-average common shares outstanding, basic and diluted	30,097,749		25,032,996		30,034,252		25,057,715

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 9 — Stockholders' Equity.
(2) Includes General and administrative stock-based compensation of $10.4 million and $8.5 million for the three months June 30, 2021 and June 30, 2020, respectively, and $26.0 million and $16.3 million for the six months ended June 30, 2021 and June 30, 2020, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 11% and 13% for the three months ended June 30, 2021 and June 30, 2020, respectively, and 12% and 13% for the six months ended June 30, 2021 and June 30, 2020, respectively.

(3) Includes depreciation and amortization of $2.9 million and $2.6 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $5.6 million and $5.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Revenue:
Subscription and support	$72,405	$67,699	7%	$143,058	$131,590	9%
Perpetual license	415	491	(15)%	767	852	(10)%
Total product revenue	72,820	68,190	7%	143,825	132,442	9%
Professional services	3,444	3,125	10%	6,408	6,905	(7)%
Total revenue	$76,264	$71,315	7%	$150,233	$139,347	8%

Percentage of revenue:
Subscription and support	95%	95%		95%	94%
Perpetual license	1%	1%		1%	1%
Total product revenue	96%	96%		96%	95%
Professional services	4%	4%		4%	5%
Total revenue	100%	100%		100%	100%
For the Three Months Ended June 30, 2021
Total revenue was $76.3 million in the three months ended June 30, 2021, compared to $71.3 million in the three months ended June 30, 2020, an increase of $5.0 million, or 7%. The acquisitions not fully in the comparative period contributed $7.2 million to the increase after the reduction of $0.6 million purchase accounting deferred revenue discount in the three months ended June 30, 2021. Total revenue related to the divestiture and sunset of certain minor non-strategic customer contracts and related website management and analytics assets (collectively referred to as “Sunset Assets”) declined by $0.4 million as a result of decreased sales and marketing focus on those Sunset Assets. Our organic business (the “Organic Business”) excludes acquisitions closed during or subsequent to the prior year comparable period and business operations related to Sunset Assets. Therefore, total revenue for our Organic Business decreased by $1.8 million. The three months ended June 30, 2020 included $3.6 million of CXM usage revenue from US election-year presidential campaigns which did not repeat in the current period and will not repeat for the remainder of 2021.
Subscription and support revenue was $72.4 million in the three months ended June 30, 2021, compared to $67.7 million in the three months ended June 30, 2020, an increase of $4.7 million, or 7%. The acquisitions not fully in the comparative period contributed $6.3 million to the increase in subscription and support revenue after the reduction of $0.6 million purchase accounting deferred revenue discount in the three months ended June 30, 2021. Subscription and support revenue related to our Sunset Assets decreased $0.4 million as a result of decreased sales and marketing focus on those Sunset Assets. Subscription and support revenue for our Organic Business decreased to $65.7 million from a basis of $66.9 million for the three months ended June 30, 2020. The three months ended June 30, 2020 included $3.6 million of CXM usage revenue from US election-year presidential campaigns which did not repeat in the current period and will not repeat for the remainder of 2021.
Perpetual license revenue was $0.4 million in the three months ended June 30, 2021, compared to $0.5 million in the three months ended June 30, 2020.
Professional services revenue was $3.4 million in the three months ended June 30, 2021, compared to $3.1 million in the three months ended June 30, 2020, an increase of $0.3 million, or 10%. The acquisitions not fully in the comparative period contributed $0.9 million to the increase in professional services revenue in the three months ended June 30, 2021. Professional services revenue for our Organic Business decreased by $0.6 million.

For the Six Months Ended June 30, 2021
Total revenue was $150.2 million in the six months ended June 30, 2021, compared to $139.3 million in the six months ended June 30, 2020, an increase of $10.9 million, or 8%. The acquisitions not fully in the comparative period contributed $12.7 million to the increase after the reduction of $1.0 million purchase accounting deferred revenue discount in the six months ended June 30, 2021. Total Revenue related to Sunset Assets decreased by $0.9 million as a result of decreased sales and marketing focus on those Sunset Assets. Therefore, total revenue for the Organic Business decreased by $0.9 million. The six months ended June 30, 2020 included $5.7 million of CXM usage revenue from US election-year presidential campaigns which did not repeat in the current period and will not repeat for the remainder of 2021.
Subscription and support revenue was $143.1 million in the six months ended June 30, 2021, compared to $131.6 million in the six months ended June 30, 2020, an increase of $11.5 million, or 9%. The acquisitions not fully in the comparative period contributed $11.8 million to the increase in subscription and support revenue after the reduction of $1.0 million purchase accounting deferred revenue discount in the six months ended June 30, 2021. Subscription and support revenue related to our Sunset Assets decreased $1.0 million as a result of decreased sales and marketing focus on those Sunset Assets. Subscription and support revenue for our Organic Business increased to $123.6 million from a basis of $122.9 million for the six months ended June 30, 2020. The six months ended June 30, 2020 included $5.7 million of CXM usage revenue from US election-year presidential campaigns which did not repeat in the current period and will not repeat for the remainder of 2021.
Perpetual license revenue was $0.8 million in the six months ended June 30, 2021, compared to $0.9 million in the six months ended June 30, 2020, a decrease of $0.1 million.
Professional services revenue was $6.4 million in the six months ended June 30, 2021, compared to $6.9 million in the six months ended June 30, 2020, a decrease of $0.5 million, or 7%. The acquisitions not fully in the comparative period contributed $1.0 million to the increase in professional services revenue in the six months ended June 30, 2021. Therefore, professional services revenue from our Organic Business decreased by $1.5 million due primarily to COVID-19 related travel impacts.
Cost of Revenue and Gross Profit Percentage

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$23,161	$21,200	9%	$45,843	$41,139	11%
Professional services and other	1,851	2,472	(25)%	3,596	4,734	(24)%
Total cost of revenue	25,012	23,672	6%	49,439	45,873	8%
Gross profit	$51,252	$47,643		$100,794	$93,474

Percentage of total revenue:
Subscription and support (1)	30%	30%		31%	30%
Professional services and other	3%	3%		2%	3%
Total cost of revenue	33%	33%		33%	33%
Gross profit	67%	67%		67%	67%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$11	$45		$22	$116
Amortization	$2,912	$2,576		$5,626	$4,971
Stock Compensation	$563	$570		$1,005	$888
For the Three Months Ended June 30, 2021
Cost of subscription and support revenue was $23.2 million in the three months ended June 30, 2021, compared to $21.2 million in the three months ended June 30, 2020, an increase of $2.0 million, or 9%. The acquisitions not fully in the comparative period contributed $1.8 million to the increase to cost of subscription and support revenue, primarily related to costs associated with the delivery of the Second Street, BlueVenn, & Panviva products. Cost of subscription and support revenue related to our Sunset Assets decreased $0.2 million. Therefore, cost of subscription and support revenue for our Organic Business increased by $0.4 million, primarily related to personnel and related expenses and infrastructure and hosting costs, which were partially offset by a decrease in telecom messaging costs related to a year over year reduction in CXM usage as a result of cyclical highs in 2020 related to US election-year presidential campaigns.
Cost of professional services and other revenue was $1.9 million in the three months ended June 30, 2021, compared to $2.5 million in the three months ended June 30, 2020, a decrease of $0.6 million, or 25%. The acquisitions not fully in the comparative period contributed $0.4 million to the increase in the cost of professional services revenue. Therefore, cost of professional services revenue for our Organic Business decreased by $1.0 million, primarily related to personnel and related costs, most of which were the result of our planned operating efficiencies.
For the Six Months Ended June 30, 2021
Cost of subscription and support revenue was $45.8 million in the six months ended June 30, 2021, compared to $41.1 million in the six months ended June 30, 2020, an increase of $4.7 million, or 11%. The acquisitions not fully in the comparative period contributed $3.7 million to the increase to cost of subscription and support revenue, primarily related to costs associated with the delivery of the Localytics, Second Street, BlueVenn, and Panviva products. Cost of subscription and support revenue related to our Sunset Assets decreased $0.3 million primarily related to hosting and infrastructure costs. Therefore, cost of subscription and support revenue for the organic portion of our business increased by $1.3 million, primarily related to personnel and related costs and infrastructure and hosting costs, which were partially offset by a decrease in telecom messaging costs related to a year over year reduction in CXM usage as a result of cyclical highs in 2020 related to US election-year presidential campaigns.
Cost of professional services revenue was $3.6 million in the six months ended June 30, 2021, compared to $4.7 million in the six months ended June 30, 2020, a decrease of $1.1 million, or 24%. The acquisitions not fully in the comparative period contributed $0.4 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs. Therefore, cost of professional services revenue for our Organic Business decreased by $1.5 million, primarily related to personnel and related costs, most of which were the result of our planned operating efficiencies.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Sales and marketing (1)	$14,298	$11,820	21%	$26,730	$22,751	17%
Percentage of total revenue	19%	17%		18%	16%

(1) Includes stock compensation expense as follows:
Stock Compensation	$1,619	$898		$2,756	$1,447
For the Three Months Ended June 30, 2021
Sales and marketing expense was $14.3 million in the three months ended June 30, 2021, compared to $11.8 million in the three months ended June 30, 2020, an increase of $2.5 million, or 21%. The acquisitions not fully in the comparative period contributed $1.0 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs. Sales and marketing expense for our Organic Business increased $1.5 million in the comparative periods, primarily attributable to personnel and related costs associated with our continued go-to-market investments.

For the Six Months Ended June 30, 2021
Sales and marketing expense was $26.7 million in the six months ended June 30, 2021, compared to $22.8 million in the six months ended June 30, 2020, an increase of $3.9 million, or 17%. The acquisitions not fully in the comparative period contributed $1.0 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in the six months ended June 30, 2021. Therefore, sales and marketing expense for the organic portion of our business increased by $2.9 million, primarily attributable to personnel and related costs associated with our continued go-to-market investments.
Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Research and development (1)	$11,113	$10,294	8%	$22,053	$19,412	14%
Percentage of total revenue	15%	14%		15%	14%

(1) Includes stock compensation expense as follows:
Stock Compensation	$942	$1,019		$1,656	$1,634
For the Three Months Ended June 30, 2021
Research and development expense was $11.1 million in the three months ended June 30, 2021, compared to $10.3 million in the three months ended June 30, 2020, an increase of $0.8 million, or 8%. The acquisitions not fully in the comparative period contributed $0.8 million to the increase in research and development expense primarily consisting of personnel and related costs. Therefore, research and development expense related to our Organic Business remained flat.
For the Six Months Ended June 30, 2021
Research and development expense was $22.1 million in the six months ended June 30, 2021, compared to $19.4 million in the six months ended June 30, 2020, an increase of $2.7 million, or 14%. The acquisitions not fully in the comparative period contributed $1.5 million to the increase in research and development expense primarily consisting of personnel and related costs. Therefore, research and development costs for our Organic Business increased by $1.2 million primarily related to personnel and related costs.
General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
General and administrative (1)	$19,192	$17,655	9%	$43,561	$34,331	27%
Percentage of total revenue	25%	25%		29%	25%

(1) Includes stock compensation expense as follows:
Stock Compensation	$10,426	$8,493		$25,957	$16,331
For the Three Months Ended June 30, 2021
General and administrative expense was $19.2 million in the three months ended June 30, 2021, compared to $17.7 million in the three months ended June 30, 2020, an increase of $1.5 million, or 9%. An increase in general administrative expense of $0.1 million was due to the acquisitions not fully in the comparative period Therefore, general and administrative expense for our Organic Business increased by $1.4 million, which was driven primarily by increased non-cash stock compensation expense.
For the Six Months Ended June 30, 2021

General and administrative expense was $43.6 million in the six months ended June 30, 2021, compared to $34.3 million in the six months ended June 30, 2020, an increase of $9.3 million, or 27%. An increase in general administrative expense of $0.3 million was due to the acquisitions not fully in the comparative period. Therefore, general and administrative expense for our Organic Business increased by $9.0 million, which was driven primarily by increased non-cash stock compensation expense, including a one-time increase in non-cash stock compensation expense related to the departure of our former co-President and Chief Operating Officer, and also includes investment in our new go-to-market leadership team and other personnel related costs.
Depreciation and Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$458	$453	1%	$902	$914	(1)%
Amortization	9,820	8,584	14%	19,119	17,394	10%
Total depreciation and amortization	$10,278	$9,037	14%	$20,021	$18,308	9%

Percentage of total revenue:
Depreciation	—%	1%		—%	1%
Amortization	13%	12%		13%	12%
Total depreciation and amortization	13%	13%		13%	13%
For the Three Months Ended June 30, 2021
Depreciation and amortization expense was $10.3 million in the three months ended June 30, 2021, compared to $9.0 million in the three months ended June 30, 2020, an increase of $1.3 million, or 14%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $1.3 million, primarily related to acquired intangible assets such as customer relationships, developed technology and tradenames.
For the Six Months Ended June 30, 2021
Depreciation and amortization expense was $20.0 million in the six months ended June 30, 2021, compared to $18.3 million in the six months ended June 30, 2020, an increase of $1.7 million, or 9%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $2.3 million, primarily related to acquired intangible assets such as customer relationships, developed technology and tradenames. Therefore, depreciation and amortization expense for our Organic Business decreased by $0.6 million in the comparative periods.
Acquisition-related Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Acquisition-related expenses	$5,534	$5,781	(4)%	$15,120	$20,939	(28)%
Percentage of total revenue	7%	8%		10%	15%
Acquisition-related expenses are one-time expenses typically incurred for up to four quarters after each acquisition, with the majority of these costs being incurred within 6 to 9 months, to transform the acquired business into the Company's unified operating platform. These expenses can vary based on the size, timing and location of each acquisition. These acquisition-related expenses include transaction related expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. These acquisition-related expenses also include transformational expenses such as severance, compensation for transitional personnel, office lease terminations, vendor cancellations, and adjustments to the fair value of earnouts due to sellers. Generally, without new acquisition activity, acquisition related expenses decline in subsequent sequential quarters and are no longer incurred after the first anniversary of the last closed acquisition.
For the Three Months Ended June 30, 2021

Acquisition-related expense was $5.5 million in the three months ended June 30, 2021, compared to $5.8 million in the three months ended June 30, 2020, a decrease of $0.3 million, or 4%. During the three months ended June 30, 2021 and June 30, 2020 transaction related expenses were $2.0 million and $0.2 million, respectively, and transformational expenses were $3.5 million and $5.6 million, respectively. Transaction costs increased compared to the same period in 2020 as a result of the resumption of our acquisition activity in 2021 after halting acquisitions activity beginning in early 2021 as a result of the COVID-19 pandemic. We closed one transaction during the three months ended June 30, 2021 compared to zero transactions during the same period in prior year. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel and related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. Transformation expenses in 2020 include expenses related to the five acquisitions closed in 2019 as well as the one acquisition closed in 2020 compared to transformation expenses in 2021 related to the three acquisitions closed in 2021 and one acquisition closed in 2020. In addition, Acquisition-related expense for the three months ended June 30, 2021 includes a gain of $2.7 million related to a decrease in the fair value of earnout liabilities due to sellers related to the BlueVenn and Second Street acquisitions which was partially offset by a loss on sublease of $1.9 million related to the change in underlying assumptions related to a subtenant.
For the Six Months Ended June 30, 2021
Acquisition related expense was $15.1 million the six months ended June 30, 2021, compared to $20.9 million in the six months ended June 30, 2020 a decrease of $5.8 million, or 28%. During the six months ended June 30, 2021 and June 30, 2020 transaction related expenses were $6.1 million and $3.5 million, respectively, and transformational expenses were $9.0 million and $17.4 million, respectively. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel and related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. Acquisition-related expense for the six months ended June 30, 2021 includes a gain of $2.7 million related to a decrease in the fair value of earnout liabilities due to sellers related to the BlueVenn and Second Street acquisitions which was partially offset by a loss on sublease of $1.9 million related to the change in underlying assumptions related to a subtenant.
Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Other expense:
Interest expense, net	$(7,942)	$(7,873)	1%	$(15,729)	$(15,516)	1%
Other income (expense), net	(399)	(15)	2,560%	(162)	(1,417)	(89)%
Total other expense	$(8,341)	$(7,888)	6%	$(15,891)	$(16,933)	(6)%

Percentage of total revenue:
Interest expense, net	(10)%	(11)%		(10)%	(11)%
Other income (expense), net	(1)%	—%		(1)%	(1)%
Total other expense	(11)%	(11)%		(11)%	(12)%
For the Three Months Ended June 30, 2021
Interest expense was $7.9 million in the three months ended June 30, 2021, compared to $7.9 million in the three months ended June 30, 2020.
Other expense was $0.4 million in the three months ended June 30, 2021, compared to other expense of $0.0 million in the three months ended June 30, 2020. Other expense recognized during the three months ended June 30, 2021 related primarily to currency exchange gains (losses) in our foreign entities.
For the Six Months Ended June 30, 2021
Interest expense was $15.7 million in the six months ended June 30, 2021, compared to $15.5 million in the six months ended June 30, 2020, an increase in interest expense of $0.2 million, or 1%.

Other expense was $0.2 million in the six months ended June 30, 2021, compared to other expense of $1.4 million in the six months ended June 30, 2020. Other expense recognized in the six months ended June 30, 2021 and June 30, 2020 related primarily to foreign currency exchange losses in our UK entities.
Benefit from (Provision for) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Benefit from (provision for) income taxes	$(1,538)	$673	(329)%	$2,856	$4,960	(42)%
Percentage of total revenue	(2)%	1%		3%	3%
For the Three Months Ended June 30, 2021
Provision for income taxes was $1.5 million in the three months ended June 30, 2021, compared to a benefit from income taxes of $0.7 million in the three months ended June 30, 2020, an increase of $2.2 million. The provision for income taxes for the three months ended June 30, 2021 related primarily to the impact of expected future changes in UK tax rates on the balance of deferred tax assets and liabilities per tax law enacted during the three months ended June 30, 2021, and was partially offset by income tax benefits associated with our combined non-U.S. operations. The benefit for the three months ended June 30, 2020 related primarily to deferred tax benefits attributable to the release of valuation allowance related to the acquisitions of deferred tax liabilities associated with business combinations.
For the Six Months Ended June 30, 2021
The benefit from income taxes was $2.9 million in the six months ended June 30, 2021, compared to a benefit from income taxes of $5.0 million in the six months ended June 30, 2020, a decrease of $2.1 million. The benefits for each period are due primarily to deferred tax benefits attributable to the release of valuation allowance related to the acquisitions of deferred tax liabilities associated with business combinations completed during the respective periods. The tax benefit for the six months ended June 30, 2021 is primarily offset by the impact of expected future changes in UK tax rates on the balance of deferred tax assets and liabilities per tax law enacted during the three months ended June 30, 2021.

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
As of June 30, 2021, we had cash and cash equivalents of $176.5 million, $60.0 million of available borrowings under our credit facility, as discussed below, and $530.6 million of borrowings outstanding under our credit facility. As of December 31, 2020, we had cash and cash equivalents of $250.0 million, $60.0 million of available borrowings under our Credit Facility, and $533.3 million of borrowings outstanding under our credit facility. The $73.5 million decrease in cash and cash equivalents from December 31, 2020 to June 30, 2021 includes $97.7 million in cash paid for our three acquisitions completed during 2021, net of $1.2 million in cash acquired, which was partially offset by a $5.2 million settlement in total consideration for Localytics related to a representation and warranty insurance settlement. Non-cash acquisition date consideration to be paid in future periods related to these acquisitions includes $10.9 million in holdback payments and $4.2 million in earnout payments that are due within 12 to 18 months of the closing dates of the underlying acquisitions. The earnouts are subject to attainment of future performance-based conditions.

Our cash and cash equivalents held by our foreign subsidiaries was $19.3 million as of June 30, 2021 and $15.3 million as of December 31, 2020. If these funds held by our foreign subsidiaries are needed for our domestic operations, a repatriation of these funds would require us to accrue and pay dividend withholding taxes in the foreign jurisdictions where applicable and accrue and pay U.S. taxes to the extent such dividend income exceeds our ability to utilize net operating losses. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of June 30, 2021 and December 31, 2020, we had a working capital surplus of $85.3 million and surplus of $196.1 million, respectively, which includes $95.2 million and $87.6 million of deferred revenue recorded as a current liability as of June 30, 2021 and December 31, 2020, respectively. This deferred revenue will be recognized as revenue in future periods in accordance with our revenue recognition policy.
Credit Facility
On August 6, 2019, we entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of June 30, 2021. The Credit Facility replaced our previous credit facility. All outstanding balances under our previous credit facility were paid off using proceeds from our current Credit Facility.
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
The Credit Facility has no financial covenants as long as less than 35% of the Revolver is drawn as of the last day of any fiscal quarter. The credit facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The Credit Facility contains certain non-financial restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of June 30, 2021 we were in compliance with all covenants under the Credit Facility. See Note 6. Debt for more information regarding our Credit Facility and outstanding debt as of June 30, 2021.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At June 30, 2021, the fair value of the interest rate swap was a $17.8 million liability as a result of a decline in short term interest rates since entering into the swap agreements. The decrease in the fair value of the interest rate swap liability during the three months ended June 30, 2021 is the result of an increase in short term interest rates compared to December 31, 2020.
Registration Statements
On August 10, 2020, we filed a registration statement on Form S-3 (File No. 333-243728) (the “2020 S-3”), which became effective automatically upon its filing and covers an unlimited amount of securities. The 2020 S-3, will remain effective through August 2023.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020

	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$23,308	$(4,504)
Net cash used in investing activities	(92,924)	(68,548)
Net cash used in financing activities	(3,381)	(14,604)
Effect of exchange rate fluctuations on cash	(493)	542
Change in cash and cash equivalents	(73,490)	(87,114)
Cash and cash equivalents, beginning of period	250,029	175,024
Cash and cash equivalents, end of period	$176,539	$87,910
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
Cash provided by operating activities was $23.3 million for the six months ended June 30, 2021 compared to a use of $4.5 million of cash for the six months ended June 30, 2020, an increase of $27.8 million. This increase in operating cash flow is generally attributable to the Company’s increased size and scale. Working capital sources of cash for the six months ended June 30, 2021 included a $10.2 million decrease in accounts receivable related to the timing of collections, and an increase of $5.9 million in accounts payable related to timing of payments. Working capital uses of cash for the six months ended June 30, 2021 included a $3.6 million increase in prepaids and other related primarily to an increase in deferred commissions, a decrease of $2.9 million in deferred revenue, and a $2.4 million decrease in accrued expenses.
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
For the six months ended June 30, 2021, cash used in investing activities consisted of $97.7 million associated with the Company’s 2021 acquisitions, partially offset by a $5.2 million settlement in total consideration for Localytics related to a representation and warranty insurance settlement, and the purchases of property and equipment of $0.5 million. Cash used in investing activities increased $24.4 million for the six months ended June 30, 2021 compared to the same period in 2020 primarily as a result of closing three acquisitions during the period compared to one acquisition in the comparable prior year period.
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
Cash used in financing activities increased $11.2 million for the six months ended June 30, 2021 compared to the same period in 2020. The increase relates primarily to a $8.8 million decrease in additional consideration paid to sellers (i.e. holdbacks and earnouts) compared to the same period in 2020. In addition, net share employee payroll tax settlement payments decreased $2.1 million during the six months ended June 30, 2021 compared to the same period in 2020 as a result of the employee payroll tax election in mid-2020 to sell shares to cover employee payroll taxes on stock compensation vestings.

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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 4, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and six months ended June 30, 2021, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. In conjunction with our $350 million, 7 year, term loan, and subsequent entry into an additional $190 million in incremental term loans under the Credit Facility, we entered into interest rate hedge instruments for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our $60 million, 5 year, revolving credit facility remains floating. As of June 30, 2021, we had a principal balance of $530.6 million under our Credit Facility. As there was no debt outstanding under our revolving credit facility as of June 30, 2021, a hypothetical change of 100 basis points would result in no change to total interest expense.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Canadian dollars, British pounds and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business could have resulted in a change in revenue of $3.3 million for the six months ended June 30, 2021. To date, we have not engaged in any currency hedging strategies. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

UPLAND SOFTWARE, INC.
Dated: August 4, 2021	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer