Form 10-Q
period 2021-09-30
Upland Software, Inc.
filed 2021-11-03
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
As of October 29, 2021, 30,526,597 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$179,584	$250,029
Accounts receivable (net of allowance of $1,081 and $1,465 at September 30, 2021 and December 31, 2020, respectively)	37,076	44,472
Deferred commissions, current	8,721	5,784
Unbilled receivables	5,847	4,561
Prepaid and other	8,560	12,694
Total current assets	239,788	317,540
Tax credits receivable	3,054	2,427
Property and equipment, net	3,035	2,778
Operating lease right-of-use asset	6,990	10,124
Intangible assets, net	292,807	279,975
Goodwill	460,178	383,598
Deferred commissions, noncurrent	14,168	12,962
Other assets	1,691	1,816
Total assets	$1,021,711	$1,011,220
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,181	$5,395
Accrued compensation	11,259	8,138
Accrued expenses and other current liabilities	9,960	13,438
Deferred revenue	90,368	87,552
Liabilities due to sellers of businesses	10,531	416
Operating lease liabilities, current	3,555	3,315
Current maturities of notes payable (includes unamortized discount of $2,243 and $2,234 at September 30, 2021 and December 31, 2020, respectively)	3,158	3,166
Total current liabilities	145,012	121,420
Notes payable, less current maturities (includes unamortized discount of $7,842 and $9,414 at September 30, 2021 and December 31, 2020, respectively)	515,958	518,437
Deferred revenue, noncurrent	2,075	1,587
Operating lease liabilities, noncurrent	7,650	8,387
Noncurrent deferred tax liability, net	27,484	24,092
Interest rate swap liabilities	15,642	30,032
Other long-term liabilities	844	650
Total liabilities	714,665	704,605
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 30,516,350 and 29,987,114 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	3	3
Additional paid-in capital	558,495	515,219
Accumulated other comprehensive loss	(18,338)	(26,234)
Accumulated deficit	(233,114)	(182,373)
Total stockholders’ equity	307,046	306,615
Total liabilities and stockholders’ equity	$1,021,711	$1,011,220
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription and support	$72,264	$70,992	$215,322	$202,582
Perpetual license	684	411	1,451	1,263
Total product revenue	72,948	71,403	216,773	203,845
Professional services	3,105	2,781	9,513	9,686
Total revenue	76,053	74,184	226,286	213,531
Cost of revenue:
Subscription and support	22,968	23,562	68,811	64,701
Professional services and other	1,848	2,021	5,444	6,755
Total cost of revenue	24,816	25,583	74,255	71,456
Gross profit	51,237	48,601	152,031	142,075
Operating expenses:
Sales and marketing	14,364	11,760	41,094	34,511
Research and development	10,441	9,967	32,494	29,379
General and administrative	17,725	16,864	61,286	51,195
Depreciation and amortization	10,764	9,117	30,785	27,425
Acquisition-related expenses	3,685	3,574	18,805	24,513
Total operating expenses	56,979	51,282	184,464	167,023
Loss from operations	(5,742)	(2,681)	(32,433)	(24,948)
Other expense:
Interest expense, net	(7,971)	(8,078)	(23,700)	(23,594)
Other income (expense), net	(650)	598	(812)	(819)
Total other expense	(8,621)	(7,480)	(24,512)	(24,413)
Loss before benefit from (provision for) income taxes	(14,363)	(10,161)	(56,945)	(49,361)
Benefit from (provision for) income taxes	3,348	(1,149)	6,204	3,811
Net loss	$(11,015)	$(11,310)	$(50,741)	$(45,550)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.36)	$(0.42)	$(1.68)	$(1.77)
Weighted-average common shares outstanding, basic and diluted	30,428,675	27,220,134	30,167,171	25,725,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(11,015)	$(11,310)	$(50,741)	$(45,550)
Foreign currency translation adjustment	(4,548)	2,734	(5,611)	494
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	(2,664)	3,927	(884)	(3,254)
Unrealized gain (loss) on interest rate swaps	2,112	(441)	14,391	(35,497)
Comprehensive loss	$(16,115)	$(5,090)	$(42,845)	$(83,807)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	30,413,246	$3	$546,771	$(13,238)	$(222,099)	$311,437
Issuance of stock under Company plans, net of shares withheld for tax	103,104	—	(323)	—	—	(323)
Stock-based compensation	—	—	12,047	—	—	12,047
Foreign currency translation adjustment	—	—	—	(4,548)	—	(4,548)
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	(2,664)	—	(2,664)
Unrealized gain on interest rate swaps	—	—	—	2,112	—	2,112
Net loss	—	—	—	—	(11,015)	(11,015)
Balance at September 30, 2021	30,516,350	$3	$558,495	$(18,338)	$(233,114)	$307,046

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	25,365,735	$3	$363,328	$(45,700)	$(165,394)	$152,237
Issuance of stock under Company plans, net of shares withheld for tax	69,853	—	20	—	—	20
Issuance of stock, net of issuance costs	4,025,000	—	130,114	—	—	130,114
Stock-based compensation	—	—	10,963	—	—	10,963
Foreign currency translation adjustment	—	—	—	2,734	—	2,734
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	3,927	—	3,927
Unrealized loss on interest rate swaps	—	—	—	(441)	—	(441)
Net loss	—	—	—	—	(11,310)	(11,310)
Balance at September 30, 2020	29,460,588	$3	$504,425	$(39,480)	$(176,704)	$288,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	29,987,114	$3	$515,219	$(26,234)	$(182,373)	$306,615
Issuance of stock under Company plans, net of shares withheld for tax	529,236	—	(145)	—	—	(145)
Stock-based compensation	—	—	43,421	—	—	43,421
Foreign currency translation adjustment	—	—	—	(5,611)	—	(5,611)
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	(884)	—	(884)
Unrealized gain on interest rate swaps	—	—	—	14,391	—	14,391
Net loss	—	—	—	—	(50,741)	(50,741)
Balance at September 30, 2021	30,516,350	$3	$558,495	$(18,338)	$(233,114)	$307,046

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	25,250,120	$3	$345,127	$(1,223)	$(131,046)	$212,861
Issuance of stock under Company plans, net of shares withheld for tax	185,468	—	(2,066)	—	—	(2,066)
Issuance of stock, net of issuance costs	4,025,000	—	130,101	—	—	130,101
Stock-based compensation	—	—	31,263	—	—	31,263
Cumulative adjustment related to adoption of accounting standard	—	—	—	—	(108)	(108)
Foreign currency translation adjustment	—	—	—	494	—	494
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	(3,254)	—	(3,254)
Unrealized loss on interest rate swaps	—	—	—	(35,497)	—	(35,497)
Net loss	—	—	—	—	(45,550)	(45,550)
Balance at September 30, 2020	29,460,588	$3	$504,425	$(39,480)	$(176,704)	$288,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(50,741)	$(45,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,420	35,091
Change in fair value of liabilities due to sellers of businesses	(3,503)	155
Deferred income taxes	(7,726)	(3,346)
Amortization of deferred costs	6,283	3,172
Foreign currency re-measurement loss	18	311
Non-cash interest and other expense	1,682	1,669
Non-cash stock compensation expense	43,421	31,263
Non-cash loss on retirement of fixed assets	2	473
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	11,748	13,140
Prepaids and other	(3,672)	(10,093)
Accounts payable	6,647	(1,782)
Accrued expenses and other liabilities	(8,111)	(8,944)
Deferred revenue	(6,822)	(1,407)
Net cash provided by operating activities	28,646	14,152
Investing activities
Purchase of property and equipment	(965)	(833)
Purchase of customer relationships	—	(201)
Purchase business combinations, net of cash acquired	(92,417)	(67,651)
Net cash used in investing activities	(93,382)	(68,685)
Financing activities
Payments on finance leases	(12)	(86)
Proceeds from notes payable, net of issuance costs	(120)	(169)
Payments on notes payable	(4,050)	(4,050)
Taxes paid related to net share settlement of equity awards	(373)	(2,140)
Issuance of common stock, net of issuance costs	228	130,174
Additional consideration paid to sellers of businesses	(769)	(11,652)
Net cash provided by (used in) financing activities	(5,096)	112,077
Effect of exchange rate fluctuations on cash	(613)	404
Change in cash and cash equivalents	(70,445)	57,948
Cash and cash equivalents, beginning of period	250,029	175,024
Cash and cash equivalents, end of period	$179,584	$232,972
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$22,043	$22,456
Cash paid for taxes	$1,772	$2,220
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$14,204	$345

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other period.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 3, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
No individual customer represented more than 10% of total revenues for the three or nine months ended September 30, 2021, or more than 10% of accounts receivable as of September 30, 2021 or December 31, 2020.

Derivatives
In connection with borrowing funds under the Company’s credit facility the Company has entered into a floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively converted the entire balance of the Company's $540 million term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for a 7 year term of debt. ASC 815 requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship under the hypothetical derivative method and noted that all of the critical terms of the hypothetical derivative and hedging instrument were the same. The hedging relationship continues to limit the Company’s exposure to the variability in interest rates under the Company’s term loans and related cash outflows. As such, the Company has deemed this hedging relationship as highly effective in offsetting cash flows attributable to hedged risk (variability in forecasted monthly interest payments) for the term of the term loans and interest rate swap agreements. All derivative financial instruments are recorded at fair value as a net asset or liability in the accompanying condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020 the fair value of the interest rate swaps included in Interest rate swap liabilities in the Company's condensed consolidated balance sheets was $15.6 million and $30.0 million, respectively.

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
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value, primarily due to short maturities. The carrying values of the Company’s debt instruments approximated their fair value based on rates currently available to the Company.
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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require companies to apply the definition of a performance obligation under accounting standard codification (“ASC”) Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer in a business combination is generally required to recognize and measure the assets it acquires and the liabilities it assumes at fair value on the acquisition date. The new guidance will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. These amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of this standard on our consolidated financial statements.
2. Acquisitions
The Company performs quantitative and qualitative analyses to determine the significance of each acquisition to the financial statements the Company. Based on these analyses the below acquisitions were deemed to be insignificant on an individual and cumulative basis.
2021 Acquisitions
Acquisitions completed during the nine months ended September 30, 2021 include the following:
•Panviva - On June 24, 2021, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Panviva Pty Ltd, an Australian proprietary company (“Panviva”), a cloud-based enterprise knowledge management solution. Revenue recorded since the acquisition date through September 30, 2021 were approximately $1.9 million. Revenue recorded for Panviva for the quarter ended September 30, 2021 were approximately $1.8 million.
•BlueVenn - On February 28, 2021 the Company entered into an agreement to purchase the shares comprising the entire issued share capital of BlueVenn Group Limited, a company limited by shares organized and existing under the laws of England and Wales (“BlueVenn”), a cloud-based customer data platform. Revenue recorded since the acquisition date through September 30, 2021 were approximately $9.0 million. Revenue recorded for BlueVenn for the quarter ended September 30, 2021 were approximately $3.6 million.
•Second Street - On January 19, 2021, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Second Street Media, Inc., a Missouri corporation (“Second Street”), an audience engagement platform. Revenue recorded since the acquisition date through September 30, 2021 were approximately $7.5 million. Revenue recorded for Second Street for the quarter ended September 30, 2021 were approximately $2.8 million.
2020 Acquisition
The acquisition completed during the year ended December 31, 2020 were:
•Localytics - On February 6, 2020, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Char Software, Inc (dba Localytics), a Delaware corporation (“Localytics”), a provider of mobile app personalization and analytics solutions.
Consideration
The following table summarizes the consideration transferred for the acquisitions described above (in thousands):

	Panviva	BlueVenn	Second Street	Localytics
Cash	$19,931	$53,535	$25,436	$67,655
Holdback (1)	3,517	2,429	5,000	345
Contingent consideration (2)	—	2,535	1,650	1,000
Working capital and other adjustments (3)	379	(537)	—	(5,238)
Total consideration	$23,827	$57,962	$32,086	$63,762
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

(3)In addition to working capital adjustments made to the purchase price of our acquisitions this line item includes a $5.2 million settlement in total consideration for Localytics related to a representation and warranty insurance settlement which is included in prepaids and other current assets on the Company’s consolidated balance sheets as of December 31, 2020.
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
The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions during the year ended December 31, 2020 and through the nine months ended September 30, 2021, as well as assets and liabilities (in thousands):

	Preliminary			Final
	Panviva	BlueVenn	Second Street	Localytics
Year Acquired	2021	2021	2021	2020

Cash	$132	$1,115	$—	$—
Accounts receivable	2,122	1,289	1,105	3,648
Other current assets	4,986	1,983	89	6,323
Operating lease right-of-use asset	197	1,357	489	7,605
Property and equipment	26	611	156	409
Customer relationships	9,757	18,888	14,600	30,500
Trade name	76	238	200	300
Technology	1,967	4,337	3,400	6,600
Goodwill	17,729	45,273	17,954	33,543
Other assets	33	24	13	6
Total assets acquired	37,025	75,115	38,006	88,934
Accounts payable	(1,257)	(2,772)	(230)	(2,382)
Accrued expense and other	(5,163)	(2,198)	(377)	(6,761)
Deferred tax liabilities	(3,355)	(4,066)	(4,324)	(3,382)
Deferred revenue	(3,226)	(6,760)	(500)	(4,812)
Operating lease liabilities	(197)	(1,357)	(489)	(7,835)
Total liabilities assumed	(13,198)	(17,153)	(5,920)	(25,172)
Total consideration	$23,827	$57,962	$32,086	$63,762
The Company uses third party valuation consultants to determine the fair values of assets acquired and liabilities assumed. Tangible assets are valued at their respective carrying amounts, which approximates their estimated fair value. The valuation of identifiable intangible assets reflects management’s estimates based on, among other factors, the use of established valuation methods. Customer relationships are valued using the multi-period excess earnings method. Developed technology and trade names are valued using the relief-from-royalty method.

The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the nine months ended September 30, 2021 and the year ended December 31, 2020 (in years):

	Useful Life
	September 30, 2021	December 31, 2020
Customer relationships	7.0	8.0
Trade name	2.0	2.0
Developed technology	5.0	5.0
Total weighted-average useful life	6.6	7.4
During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to management's estimates and assumptions.
The goodwill of $114.5 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition and the value of the acquired workforce. Goodwill that is deductible for tax purposes at the time of the acquisitions was $2.0 million.
Total transaction related expenses incurred with respect to acquisition activity during the three months ended September 30, 2021 and September 30, 2020 were $0.1 million and $0.0 million, respectively, and during the nine months ended September 30, 2021 and September 30, 2020 were $6.2 million and $3.5 million, respectively. Transaction related expenses, excluding transformation costs, include expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. Transaction costs are included in acquisition-related expenses in our condensed consolidated statement of operations.
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
As of September 30, 2021, the Company had accrued earnout business acquisition contingent consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels, changes in assumed discount periods and rates and changes in foreign exchange rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. Any adjustment related to subsequent changes in the fair value of contingent consideration is recorded in acquisition-related expense or other income (expense) in the Company's condensed consolidated statement of operations based on management's assessment of the nature of the liability. Earnout consideration liabilities are included in Due to sellers in the Company's condensed consolidated balance sheets.
In connection with entering into, and expanding, the Company's current credit facility, as discussed further in Note 6. Debt, the Company entered into interest rate swaps for the full 7 year term of the Company's term loans, effectively fixing our interest rate at 5.4% for the full value $540 million of the term loans. The fair value of the Company's swaps are measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2. As of September 30, 2021 and December 31, 2020 the fair value of the interest rate swaps are included in Interest rate swap liabilities on the Company's condensed consolidated balance sheets.

Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2021
	(unaudited)
	Level 1	Level 2	Level 3	Total
Liabilities:
Earnout consideration liability	$—	$—	$669	$669
Interest rate swap liabilities	$—	$15,642	$—	$15,642

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap liabilities	$—	$30,032	$—	$30,032

The following table presents additional information about earnout consideration liabilities measured at fair value on a recurring basis and for which the Company has utilized significant unobservable (Level 3) inputs to determine fair value (in thousands) (unaudited):

September 30, 2021
(unaudited)
Balance at December 31, 2020	$—

Acquisitions and settlements:
Acquisitions	4,185

Remeasurement adjustments:
Gain included in earnings	(3,503)
Foreign currency translation adjustments	(13)
Balance at September 30, 2021	$669
Quantitative Information about Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration liabilities designated as Level 3 are as follows:

	Fair Value at September 30, 2021	Valuation Technique	Significant Unobservable Inputs
Contingent acquisition consideration: (BlueVenn and Second Street)	$669	Binary option model	Expected future annual revenue streams and probability of achievement
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
Debt
The Company believes the carrying value of its long-term debt at September 30, 2021 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at September 30, 2021 and December 31, 2020 are $529.2 million and $533.3 million, respectively.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the nine months ended September 30, 2021 are summarized in the table below (in thousands):

Balance at December 31, 2020	$383,598
Acquired in business combinations	85,102
Adjustment related to finalization of current year business combinations	(4,146)
Foreign currency translation adjustment	(4,376)
Balance at September 30, 2021	$460,178
Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, developed technology, and non-compete agreements that the Company recorded as part of its business acquisitions.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2021:
Customer relationships	1-10	$359,165	$116,707	$242,458
Trade name	1.5-10	9,722	5,494	4,228
Developed technology	4-9	88,387	42,266	46,121
Non-compete agreements	3	1,148	1,148	—
Total intangible assets		$458,422	$165,615	$292,807

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2020:
Customer relationships	1-10	$318,941	$89,131	$229,810
Trade name	1.5-10	9,283	4,763	4,520
Developed technology	4-9	79,382	33,929	45,453
Non-compete agreements	3	1,148	956	192
Total intangible assets		$408,754	$128,779	$279,975
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Management recorded no impairments of intangible assets or goodwill during the three and nine months ended September 30, 2021 or the year ended December 31, 2020. Total amortization expense during the three months ended September 30, 2021 and September 30, 2020 was $13.2 million and $11.2 million, respectively, and during the nine months ended September 30, 2021 and September 30, 2020 was $37.9 million and $33.6 million, respectively.
As of September 30, 2021, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2021	$12,962
2022	49,281
2023	46,936
2024	44,588
2025	41,300
2026 and thereafter	97,740
Total	$292,807

5. Income Taxes
The Company’s income tax benefit for the three and nine months ended September 30, 2021 and September 30, 2020 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The tax benefit of $3.3 million and $6.2 million recorded for the three and nine months ended September 30, 2021, respectively, are primarily related to the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with the Company’s business combinations occurring during the six months ended June 30, 2021, as discussed in Note 2. Acquisitions, the deferred tax benefit attributable to the reduction in deferred tax liabilities associated with the transfer of intangibles between foreign and domestic jurisdictions, and foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards and the impact, recorded as discrete, of enacted future changes in UK tax rates on the balance of deferred tax assets and liabilities per tax law enacted in June 2021. The release of valuation allowance is attributable to ASC 805-740-30-3 and acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, or shortly thereafter, allowed us to recognize certain deferred tax assets of approximately $6.5 million during the nine months ended September 30, 2021 that had previously been offset by a valuation allowance. $4.3 million of the benefit for the release of valuation allowance was primarily recorded during the three months ended March 31, 2021, and $2.2 million was primarily recorded during the three months ended September 30, 2021.
The tax provision of $1.1 million and benefit of $3.8 million recorded for the three and nine months ended September 30, 2020, respectively, are primarily related to the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with the Localytics business combination, as discussed in Note 2. Acquisitions, and foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards, and an increase in net deferred tax liabilities in the UK associated with the change in the applicable UK tax rate. The release of valuation allowance is attributable to ASC 805-740-30-3 and acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $4.2 million during the nine months ended September 30, 2020 that had previously been offset by a valuation allowance. An adjustment reducing the benefit by approximately $0.2 million was recognized during the three months ended September 30, 2020.
The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at September 30, 2021 and September 30, 2020, respectively.
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
6. Debt
Long-term debt consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Senior secured loans (includes unamortized discount of $10,085 and $11,648 based on an imputed interest rate of 5.8% and 5.8%, at September 30, 2021 and December 31, 2020, respectively)	$519,116	$521,603
Less current maturities	(3,158)	(3,166)
Total long-term debt	$515,958	$518,437

Credit Facility
On August 6, 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a new $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of September 30, 2021. The Credit Facility replaced the Company's previous credit agreement. All outstanding balances under our previous credit facility were paid off using proceeds from our new Credit Facility.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At September 30, 2021, the fair value of the interest rate swap was a $15.6 million liability as a result of a decline in short term interest rates since entering into the swap agreements. The decrease in the fair value of the interest rate swap liability during the three and nine months ended September 30, 2021 is the result of an increase in short term interest rates during the respective periods. In the next twelve months, the Company estimates that $3.3 million will be reclassified from Accumulated other comprehensive income (loss) and recorded as an increase to Interest expense. Increases/decreases in cash paid for interest as a result of the Company’s interest rate swaps are included cash flows from operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Loss) gain recognized in Other comprehensive income on derivative financial instruments	$2,112	$(441)	$14,391	$(35,497)
(Loss) gain on interest rate swap (included in Interest expense on our consolidated statement of operations)	$(2,090)	$(2,013)	$(6,158)	$(3,467)
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
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of September 30, 2021, the Company had no borrowings outstanding under the Revolver or related sub-facility.

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
In addition, the Credit Facility contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, change in control, bankruptcy and insolvency defaults and material judgment defaults. The occurrence of an event of default could result in the acceleration of Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate. The Term Loan and Revolver are secured by substantially all of the Company's assets. As of September 30, 2021 the Company was in compliance with all covenants under the Credit Facility.
Cash interest costs averaged 5.4% and 5.4% for the nine months ended September 30, 2021 and for the year ended December 31, 2020, respectively. In addition, as of September 30, 2021 and December 31, 2020 the Company had $10.1 million and $11.6 million, respectively, of unamortized deferred financing costs associated with the Credit Facility. These financing costs will be amortized to non-cash interest expense over the remaining term of the Credit Facility.

7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net Loss	$(11,015)	$(11,310)	$(50,741)	$(45,550)
Denominator:
Weighted–average common shares outstanding, basic and diluted	30,428,675	27,220,134	30,167,171	25,725,495
Net loss per common share, basic and diluted	$(0.36)	$(0.42)	$(1.68)	$(1.77)
Due to the net losses for the three and nine months ended September 30, 2021 and September 30, 2020, respectively, basic and diluted loss per share were the same. The following table sets forth the anti–dilutive common share equivalents as of September 30, 2021 and September 30, 2020:

	September 30,
	2021	2020
Stock options	242,984	314,310
Restricted stock awards	1,000	168,124
Restricted stock units	2,034,186	1,744,595
Performance restricted stock units	63,537	66,297
Total anti–dilutive common share equivalents	2,341,707	2,293,326

8. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment.
In addition, the Company purchased software development services pursuant to a technology services agreement with DevFactory FZ-LLC for the three months ended September 30, 2021 and September 30, 2020 totaling $2.4 million and $1.8 million, respectively, and for the nine months ended September 30, 2021 and September 30, 2020 totaling $7.2 million and $5.5 million, respectively. The remaining purchase obligation after September 30, 2021 through December 31, 2021 is $2.4 million. See Note 11. Related Party Transactions for more information regarding our purchase commitment to this related party.
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
The following table shows the components of accumulated other comprehensive loss, net of income taxes, (“AOCI”) in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2021	December 31, 2020
Foreign currency translation adjustment	$(4,966)	$644
Unrealized translation gain on intercompany loans with foreign subsidiaries	2,270	3,154
Unrealized loss on interest rate swaps	(15,642)	(30,032)
Total accumulated other comprehensive loss	$(18,338)	$(26,234)
The unrealized translation gain on intercompany loans with foreign subsidiaries as of September 30, 2021 is net of income tax expense of $1.8 million. The tax benefit related to unrealized translation gains on intercompany loans for the three and nine months ended September 30, 2021 was $0.5 million and $0.2 million, respectively. The income tax expense/benefit allocated to each component of other comprehensive income (loss) for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
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

Stock-Based Compensation
The Company recognizes stock-based compensation expense from all awards in the following expense categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$539	$624	$1,544	$1,512
Research and development	671	1,005	2,327	2,639
Sales and marketing	1,636	968	4,392	2,415
General and administrative (1)	9,201	8,366	35,158	24,697
Total	$12,047	$10,963	$43,421	$31,263
(1)In March 2021 our former co-President and Chief Operating Officer (“COO”) resigned from his positions and entered into an advisory agreement with the Company pursuant to which he will serve as a strategic advisor to the Company through December 31, 2022. Stock-based compensation for the nine months ended September 30, 2021 includes $6.3 million in incremental stock-based compensation expense related to the deemed modification of the unvested portion of grants held by our former COO at the time of transition, even though these shares continue to vest over their existing vesting schedule through 2022. In accordance with ASC 718, the fair value of these awards were modified and all related expense accelerated on the date of modification as a result of the reduction in required service.
Restricted Stock Units
Beginning in 2019, the Company began granting restricted stock units under its 2014 Stock Incentive Plan, in lieu of restricted stock awards, primarily for stock plan administrative purposes. Restricted stock unit activity during the nine months ended September 30, 2021 was as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2020	1,261,290	$39.92
Units granted	1,220,066	47.67
Units vested	(383,371)	40.14
Awards forfeited	(63,799)	42.81
Unvested balances at September 30, 2021	2,034,186	$44.43
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
PRSU activity during the nine months ended September 30, 2021 was as follows:

	Number of PRSUs Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2020	66,297	$79.72
Units granted	63,537	84.87
Incremental PRSUs vested in period	69,048
Units vested	(135,345)	79.72
Unvested balances at September 30, 2021	63,537	$84.87

Significant assumptions used in the Monte Carlo simulation model for the PRSUs granted during the nine months ended September 30, 2021 and year ended December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Expected volatility	53.6%	45.1%
Risk-free interest rate	0.1%	1.3%
Remaining performance period (in years)	1.35	1.35
Dividend yield	—	—
Restricted Stock Awards
Restricted share activity during the nine months ended September 30, 2021 was as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2020	34,508	$30.13
Awards vested	(33,508)	30.11
Awards forfeited	—	—
Unvested balances at September 30, 2021	1,000	$30.61
Stock Option Activity
Stock option activity during the nine months ended September 30, 2021 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2020	264,002	$8.93
Options exercised	(20,610)	11.07
Options expired	(408)	1.56
Outstanding at September 30, 2021	242,984	$8.76

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

Subscription and Support Revenue
The Company's software solutions are available for use as hosted application arrangements under subscription fee agreements without licensing perpetual rights to the software. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company's solution is made available to the customer. As our customers have access to use our solutions over the term of the contract agreement we believe this method of revenue recognition provides a faithful depiction of the transfer of services provided. Our subscription contracts are generally 1 to 3 years in length. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or subscription and support revenue, depending on whether the revenue recognition criteria have been met. Additional fees for monthly usage above the levels included in the standard subscription fee are recognized as subscription and support revenue at the end of each month and is invoiced concurrently. Subscription and support revenue includes revenue related to the Company’s digital engagement application which provides short code connectivity for its two-way short message service (“SMS”) programs and campaigns. As discussed further in the “Principal vs. Agent Considerations” section below, the Company recognizes revenue related to these messaging-related subscription contracts on a gross basis.
Perpetual License Revenue
The Company also records revenue from the sales of proprietary software products under perpetual licenses. Revenue from distinct on-premises licenses is recognized upfront at the point in time when the software is made available to the customer. The Company’s products do not require significant customization.
Professional Services Revenue
Professional services provided with subscription and support licenses and perpetual licenses consist of implementation fees, data extraction, configuration, and training. The Company’s implementation and configuration services do not involve significant customization of the software and are not considered essential to the functionality. Revenue from professional services are recognized over time as such services are performed. Revenue for fixed price services are generally recognized over time applying input methods to estimate progress to completion. Revenue for consumption-based services are generally recognized as the services are performed.
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
Generally, the Company reports revenue from vendor reseller agreements on a gross basis, meaning the amounts billed to customers are recorded as revenue, and expenses incurred are recorded as cost of revenue. As the Company is primarily obligated in its messaging-related subscription contracts, has latitude in establishing prices associated with its messaging program management services, is responsible for fulfillment of the transaction, and has credit risk, revenue is recorded on a gross basis with related telecom messaging costs incurred from third parties recorded as cost of revenue. Revenue provided from agreements in which the Company is an agent are immaterial.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, and deferred revenue. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in unbilled receivables, which are expected to be billed during the succeeding twelve-month period and are recorded in Unbilled receivables in our condensed consolidated balance sheets. A contract liability results when we receive prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. We recognize contract liabilities as revenue upon satisfaction of the underlying performance obligations. Contract liabilities that are expected to be recognized as revenue during the succeeding twelve-month period are recorded in Deferred revenue and the remaining portion is recorded in 'Deferred revenue noncurrent' on the accompanying condensed consolidated balance sheets at the end of each reporting period.
Deferred revenue primarily consists of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for maintenance and other services, as well as initial subscription fees. We recognize deferred revenue as revenue when the services are performed, and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of September 30, 2021 and December 31, 2020, unbilled receivables were $5.8 million and $4.6 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the nine months ended September 30, 2021.
The following table presents the activity impacting deferred commissions for the nine months ended September 30, 2021 (in thousands):

Balance at December 31, 2020	$18,746
Capitalized deferred commissions	10,240
Amortization of deferred commissions	(6,097)
Balance at September 30, 2021	$22,889
Commissions capitalized in excess of amortization of deferred commissions for the three and nine months ended September 30, 2021 were $0.6 million and $4.1 million, respectively.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the nine months ended September 30, 2021, we recognized $76.3 million and $1.9 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period. In addition, during the nine months ended September 30, 2021 we recognized $5.9 million in revenue that was included in the acquired deferred revenue balance of our 2021 acquisitions as disclosed in Note 2. Acquisitions.
Remaining Performance Obligations
As of September 30, 2021, approximately $263.2 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 69% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Subscription and support:
United States	$50,866	$53,356	$154,683	$149,946
United Kingdom	11,886	9,518	33,938	28,864
Canada	3,355	3,318	10,317	11,260
Other International	6,157	4,800	16,384	12,512
Total subscription and support revenue	72,264	70,992	215,322	202,582
Perpetual license:
United States	628	345	1,219	849
United Kingdom	—	—	11	16
Canada	1	14	53	71
Other International	55	52	168	327
Total perpetual license revenue	684	411	1,451	1,263
Professional services:
United States	2,014	1,865	6,208	6,773
United Kingdom	753	432	2,219	1,621
Canada	117	137	309	371
Other International	221	347	777	921
Total professional service revenue	3,105	2,781	9,513	9,686
Total revenue	$76,053	$74,184	$226,286	$213,531

11. Related Party Transactions
We are a party to two agreements, as detailed below, with companies controlled by ESW Capital LLC (“ESW”), a non-management investor in the Company which historically held more than 5% of the Company's capital stock. As of July 9, 2021 ESWs ownership in Upland was reduced to 4.8% at which point DevFactory was no longer considered a related party.
•On March 28, 2017, the Company entered into an amendment to the Amended and Restated Technology Services Agreement with DevFactory FZ LLC (“DevFactory”) to extend the initial term end date from December 31, 2017 to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment is January 1, 2017. The Company has an outstanding purchase commitment in 2021 for software development services pursuant to this agreement in the amount of $9.6 million. For years after 2021, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. For example, if 2021 total revenues increase by 10% as compared to 2020 total revenues, then the 2022 purchase commitment will increase by approximately $1.0 million from the 2021 purchase commitment amount to approximately $10.6 million. The Company purchased software development services pursuant to this agreement with DevFactory of $2.4 million and $1.8 million during the three months ended September 30, 2021 and September 30, 2020, respectively, and $7.2 million and $5.5 million during the nine months ended September 30, 2021 and September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020 amounts included in accounts payable and accrued liabilities owed to this company totaled $2.4 million and $0.0 million, respectively.
•The Company purchased services from Crossover, Inc. ("Crossover"), a company controlled by ESW Capital, LLC during the three months ended September 30, 2021 and September 30, 2020 of approximately $1.0 million and $1.2 million, respectively, and $2.9 million and $3.7 million during the nine months ended September 30, 2021 and September 30, 2020, respectively. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. While there are no purchase commitments with Crossover, the Company continues to use its services in 2021. As of September 30, 2021 and December 31, 2020 amounts included in accounts payable and accrued liabilities owed to this company totaled $0.8 million and $0.6 million, respectively.
The Company previously had an arrangement with a former subsidiary, Visionael Corporation ("Visionael"), to provide management, human resource, payroll and administrative services. John T. McDonald, the Company's Chief Executive Officer and Chairman of the Board, beneficially holds approximately 26.18% interest in Visionael. Visionael ceased operations effective July 31, 2021. Fees earned from this arrangement for the three months ended September 30, 2021 and September 30, 2020 were $0 and $15,000, respectively, and $0 and $45,000 during the nine months ended September 30, 2021 and September 30, 2020, respectively. In connection with its arrangement with Visionael, the Company has provided advances to Visionael to help cover short term working capital needs. As of September 30, 2021 and December 31, 2020 advances to Visionael included in Prepaid and other on the Company’s condensed consolidated balance sheets totaled $0.0 million and $0.4 million, respectively, net of allowance for credit losses. During the nine months ended September 30, 2021 the Company recognized an allowance for credit loss of $0.4 million against the remaining outstanding balance.

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
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in the product solution categories listed above, each of which addresses a specific enterprise work management need. Our revenue has grown from $98.0 million in 2017 to $291.8 million in 2020, representing a compound annual growth rate of 44%. During the nine months ended September 30, 2021 foreign revenue as a percent of total revenue increased to 28% compared to 26% during the year ended December 31, 2020. See Note 10. Revenue Recognition in the notes to our unaudited condensed consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions within our core enterprise solution suites of complementary technologies and businesses. This will expand our product families, customer base, and market access resulting in increased benefits of scale. Consistent with our growth strategy, we have made twenty-nine acquisitions from February 2012 through September 30, 2021.

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
During the second, third and fourth quarters of 2020 we paused our acquisition activity in order to gauge the overall economic impact of the pandemic and focus on evaluating our pipeline of opportunities. This resulted in a steady decrease in acquisition related expenses over this period. With acquisition activity picking up again in the first quarter of 2021, including the acquisitions of Second Street, BlueVenn, and Panviva to date in 2021, acquisition-related expenses picked up again starting in the first quarter of 2021 and these acquisition related expenses will vary quarter to quarter in proportion to the size, timing and complexity of current and future acquisitions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(11,015)	$(11,310)	$(50,741)	$(45,550)
Add:
Depreciation and amortization expense	13,751	11,696	39,420	35,091
Interest expense, net	7,971	8,078	23,700	23,594
Other expense (income), net	650	(598)	812	819
Benefit from income taxes	(3,348)	1,149	(6,204)	(3,811)
Stock-based compensation expense	12,047	10,963	43,421	31,263
Acquisition-related expense	3,685	3,574	18,805	24,513
Purchase accounting deferred revenue discount	1,275	1,408	2,375	7,381
Adjusted EBITDA	$25,016	$24,960	$71,588	$73,300
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$72,264	95%	$70,992	96%	$215,322	95%	$202,582	95%
Perpetual license	684	1%	411	1%	1,451	1%	1,263	1%
Total product revenue	72,948	96%	71,403	97%	216,773	96%	203,845	96%
Professional services	3,105	4%	2,781	3%	9,513	4%	9,686	4%
Total revenue	76,053	100%	74,184	100%	226,286	100%	213,531	100%
Cost of revenue:
Subscription and support (1)(3)	22,968	30%	23,562	32%	68,811	30%	64,701	30%
Professional services and other (1)	1,848	3%	2,021	2%	5,444	3%	6,755	3%
Total cost of revenue	24,816	33%	25,583	34%	74,255	33%	71,456	33%
Gross profit	51,237	67%	48,601	66%	152,031	67%	142,075	67%
Operating expenses:
Sales and marketing (1)	14,364	19%	11,760	16%	41,094	18%	34,511	16%
Research and development (1)	10,441	14%	9,967	13%	32,494	14%	29,379	14%
General and administrative (1)(2)	17,725	23%	16,864	23%	61,286	27%	51,195	24%
Depreciation and amortization	10,764	14%	9,117	12%	30,785	14%	27,425	13%
Acquisition-related expenses	3,685	5%	3,574	5%	18,805	9%	24,513	11%
Total operating expenses	56,979	75%	51,282	69%	184,464	82%	167,023	78%
Loss from operations	(5,742)	(8)%	(2,681)	(3)%	(32,433)	(15)%	(24,948)	(11)%
Other Expense:
Interest expense, net	(7,971)	(10)%	(8,078)	(11)%	(23,700)	(10)%	(23,594)	(11)%
Other income (expense), net	(650)	(1)%	598	1%	(812)	(1)%	(819)	—%
Total other expense	(8,621)	(11)%	(7,480)	(10)%	(24,512)	(11)%	(24,413)	(11)%
Loss before provision for income taxes	(14,363)	(19)%	(10,161)	(13)%	(56,945)	(26)%	(49,361)	(22)%
Benefit from (provision for) income taxes	3,348	5%	(1,149)	(2)%	6,204	4%	3,811	1%
Net loss	$(11,015)	(14)%	$(11,310)	(15)%	$(50,741)	(22)%	$(45,550)	(21)%
Net loss per common share, basic and diluted	$(0.36)		$(0.42)		$(1.68)		$(1.77)
Weighted-average common shares outstanding, basic and diluted	30,428,675		27,220,134		30,167,171		25,725,495

(1) Includes stock-based compensation detailed under Share-based Compensation in Note 9 — Stockholders' Equity.
(2) Includes General and administrative stock-based compensation of $9.2 million and $8.4 million for the three months September 30, 2021 and September 30, 2020, respectively, and $35.2 million and $24.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 11% and 11% for the three months ended September 30, 2021 and September 30, 2020, respectively, and 12% and 12% for the nine months ended September 30, 2021 and September 30, 2020, respectively.

(3) Includes depreciation and amortization of $3.0 million and $2.6 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $8.6 million and $7.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Revenue:
Subscription and support	$72,264	$70,992	2%	$215,322	$202,582	6%
Perpetual license	684	411	66%	1,451	1,263	15%
Total product revenue	72,948	71,403	2%	216,773	203,845	6%
Professional services	3,105	2,781	12%	9,513	9,686	(2)%
Total revenue	$76,053	$74,184	3%	$226,286	$213,531	6%

Percentage of revenue:
Subscription and support	95%	96%		95%	95%
Perpetual license	1%	1%		1%	1%
Total product revenue	96%	97%		96%	96%
Professional services	4%	3%		4%	4%
Total revenue	100%	100%		100%	100%
For the Three Months Ended September 30, 2021
Total revenue was $76.1 million in the three months ended September 30, 2021, compared to $74.2 million in the three months ended September 30, 2020, an increase of $1.9 million, or 3%. The acquisitions not fully in the comparative period contributed $8.2 million to the increase after the reduction of $1.3 million purchase accounting deferred revenue discount in the three months ended September 30, 2021. Total revenue related to the divestiture and sunset of certain minor non-strategic customer contracts and related website management and analytics assets (collectively referred to as “Sunset Assets”) declined by $0.3 million as a result of decreased sales and marketing focus on those Sunset Assets. Our organic business (the “Organic Business”) excludes acquisitions closed during or subsequent to the prior year comparable period and business operations related to Sunset Assets. Therefore, total revenue for our Organic Business decreased by $6.0 million. The three months ended September 30, 2020 included $6.0 million of CXM usage revenue from US election-year presidential campaigns which did not repeat in the current period and will not repeat for the remainder of 2021.
Subscription and support revenue was $72.3 million in the three months ended September 30, 2021, compared to $71.0 million in the three months ended September 30, 2020, an increase of $1.3 million, or 2%. The acquisitions not fully in the comparative period contributed $7.8 million to the increase in subscription and support revenue after the reduction of $1.3 million purchase accounting deferred revenue discount in the three months ended September 30, 2021. Subscription and support revenue related to our Sunset Assets decreased $0.3 million as a result of decreased sales and marketing focus on those Sunset Assets. Subscription and support revenue for our Organic Business decreased to $64.2 million from a basis of $70.4 million for the three months ended September 30, 2020. The three months ended September 30, 2020 included $6.0 million of CXM usage revenue from US election-year presidential campaigns which did not repeat in the current period and will not repeat for the remainder of 2021.
Perpetual license revenue was $0.7 million in the three months ended September 30, 2021, compared to $0.4 million in the three months ended September 30, 2020.
Professional services revenue was $3.1 million in the three months ended September 30, 2021, compared to $2.8 million in the three months ended September 30, 2020, an increase of $0.3 million, or 12%. The acquisitions not fully in the comparative period contributed $0.4 million to the increase in professional services revenue in the three months ended September 30, 2021. Professional services revenue for our Organic Business decreased by $0.1 million.

For the Nine Months Ended September 30, 2021
Total revenue was $226.3 million in the nine months ended September 30, 2021, compared to $213.5 million in the nine months ended September 30, 2020, an increase of $12.8 million, or 6%. The acquisitions not fully in the comparative period contributed $20.3 million to the increase after the reduction of $2.3 million purchase accounting deferred revenue discount in the nine months ended September 30, 2021. Total Revenue related to Sunset Assets decreased by $1.1 million as a result of decreased sales and marketing focus on those Sunset Assets. Therefore, total revenue for the Organic Business decreased by $6.4 million. The nine months ended September 30, 2020 included $11.6 million of CXM usage revenue from US election-year presidential campaigns which did not repeat in the current period and will not repeat for the remainder of 2021.
Subscription and support revenue was $215.3 million in the nine months ended September 30, 2021, compared to $202.6 million in the nine months ended September 30, 2020, an increase of $12.7 million, or 6%. The acquisitions not fully in the comparative period contributed $18.9 million to the increase in subscription and support revenue after the reduction of $2.3 million purchase accounting deferred revenue discount in the nine months ended September 30, 2021. Subscription and support revenue related to our Sunset Assets decreased $1.2 million as a result of decreased sales and marketing focus on those Sunset Assets. Subscription and support revenue for our Organic Business decreased to $183.7 million from a basis of $188.7 million for the nine months ended September 30, 2020. The nine months ended September 30, 2020 included $11.6 million of CXM usage revenue from US election-year presidential campaigns which did not repeat in the current period and will not repeat for the remainder of 2021.
Perpetual license revenue was $1.5 million in the nine months ended September 30, 2021, compared to $1.3 million in the nine months ended September 30, 2020, an increase of $0.2 million.
Professional services revenue was $9.5 million in the nine months ended September 30, 2021, compared to $9.7 million in the nine months ended September 30, 2020, a decrease of $0.2 million, or 2%. The acquisitions not fully in the comparative period contributed $1.4 million to the increase in professional services revenue in the nine months ended September 30, 2021. Therefore, professional services revenue from our Organic Business decreased by $1.6 million due primarily to COVID-19 related travel impacts.
Cost of Revenue and Gross Profit Percentage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$22,968	$23,562	(3)%	$68,811	$64,701	6%
Professional services and other	1,848	2,021	(9)%	5,444	6,755	(19)%
Total cost of revenue	24,816	25,583	(3)%	74,255	71,456	4%
Gross profit	$51,237	$48,601		$152,031	$142,075

Percentage of total revenue:
Subscription and support (1)	30%	32%		30%	30%
Professional services and other	3%	2%		3%	3%
Total cost of revenue	33%	34%		33%	33%
Gross profit	67%	66%		67%	67%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$5	$37		$27	$153
Amortization	$2,982	$2,542		$8,608	$7,513
Stock Compensation	$539	$624		$1,544	$1,512
For the Three Months Ended September 30, 2021
Cost of subscription and support revenue was $23.0 million in the three months ended September 30, 2021, compared to $23.6 million in the three months ended September 30, 2020, a decrease of $0.6 million, or 3%. The acquisitions not fully in the comparative period contributed $2.6 million to cost of subscription and support revenue, primarily related to costs associated with the delivery of the Second Street, BlueVenn, & Panviva products. Cost of subscription and support revenue related to our Sunset Assets decreased $0.2 million. Therefore, cost of subscription and support revenue for our Organic Business decreased by $3.0 million, primarily related to a decrease in telecom messaging costs related to a year over year reduction in CXM usage as a result of cyclical highs in 2020 related to US election-year presidential campaigns.
Cost of professional services and other revenue was $1.8 million in the three months ended September 30, 2021, compared to $2.0 million in the three months ended September 30, 2020, a decrease of $0.2 million, or 9%. The acquisitions not fully in the comparative period contributed $0.3 million in the cost of professional services revenue. Therefore, cost of professional services revenue for our Organic Business decreased by $0.5 million, primarily related to personnel and related costs, most of which were the result of our planned operating efficiencies.
For the Nine Months Ended September 30, 2021
Cost of subscription and support revenue was $68.8 million in the nine months ended September 30, 2021, compared to $64.7 million in the nine months ended September 30, 2020, an increase of $4.1 million, or 6%. The acquisitions not fully in the comparative period contributed $6.3 million to the increase to cost of subscription and support revenue, primarily related to costs associated with the delivery of the Localytics, Second Street, BlueVenn, and Panviva products. Cost of subscription and support revenue related to our Sunset Assets decreased $0.6 million primarily related to hosting and infrastructure costs. Therefore, cost of subscription and support revenue for the organic portion of our business decreased by $1.6 million, primarily related to a year over year reduction in CXM usage as a result of cyclical highs in 2020 related to US election-year presidential campaigns, which were partially offset by an increase in infrastructure and hosting costs.
Cost of professional services revenue was $5.4 million in the nine months ended September 30, 2021, compared to $6.8 million in the nine months ended September 30, 2020, a decrease of $1.4 million, or 19%. The acquisitions not fully in the comparative period contributed $0.6 million to cost of professional services revenue, primarily related to an increase in personnel and related costs. Therefore, cost of professional services revenue for our Organic Business decreased by $2.0 million, primarily related to personnel and related costs, most of which were the result of our planned operating efficiencies.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Sales and marketing (1)	$14,364	$11,760	22%	$41,094	$34,511	19%
Percentage of total revenue	19%	16%		18%	16%

(1) Includes stock compensation expense as follows:
Stock Compensation	$1,636	$968		$4,392	$2,415
For the Three Months Ended September 30, 2021
Sales and marketing expense was $14.4 million in the three months ended September 30, 2021, compared to $11.8 million in the three months ended September 30, 2020, an increase of $2.6 million, or 22%. The acquisitions not fully in the comparative period contributed $1.3 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs. Sales and marketing expense for our Organic Business increased $1.3 million in the comparative periods, primarily attributable to personnel and related costs associated with our continued go-to-market investments.

For the Nine Months Ended September 30, 2021
Sales and marketing expense was $41.1 million in the nine months ended September 30, 2021, compared to $34.5 million in the nine months ended September 30, 2020, an increase of $6.6 million, or 19%. The acquisitions not fully in the comparative period contributed $2.4 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in the nine months ended September 30, 2021. Therefore, sales and marketing expense for the organic portion of our business increased by $4.2 million, primarily attributable to personnel and related costs associated with our continued go-to-market investments.
Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Research and development (1)	$10,441	$9,967	5%	$32,494	$29,379	11%
Percentage of total revenue	14%	13%		14%	14%

(1) Includes stock compensation expense as follows:
Stock Compensation	$671	$1,005		$2,327	$2,639
For the Three Months Ended September 30, 2021
Research and development expense was $10.4 million in the three months ended September 30, 2021, compared to $10.0 million in the three months ended September 30, 2020, an increase of $0.4 million, or 5%. The acquisitions not fully in the comparative period contributed $1.1 million to the increase in research and development expense primarily consisting of personnel and related costs. Therefore, research and development expense related to our Organic Business decreased by $0.7 million primarily related to personnel costs, including a reduction in non-cash stock compensation.
For the Nine Months Ended September 30, 2021
Research and development expense was $32.5 million in the nine months ended September 30, 2021, compared to $29.4 million in the nine months ended September 30, 2020, an increase of $3.1 million, or 11%. The acquisitions not fully in the comparative period contributed $2.5 million to the increase in research and development expense primarily consisting of personnel and related costs. Research and development costs related to our Sunset Assets decreased $0.2 million. Therefore, research and development costs for our Organic Business increased by $0.8 million primarily related to personnel and related costs.
General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
General and administrative (1)	$17,725	$16,864	5%	$61,286	$51,195	20%
Percentage of total revenue	23%	23%		27%	24%

(1) Includes stock compensation expense as follows:
Stock Compensation	$9,201	$8,366		$35,158	$24,697
For the Three Months Ended September 30, 2021
General and administrative expense was $17.7 million in the three months ended September 30, 2021, compared to $16.9 million in the three months ended September 30, 2020, an increase of $0.8 million, or 5%. An increase in general administrative expense of $0.2 million was due to the acquisitions not fully in the comparative period. Therefore, general and administrative expense for our Organic Business increased by $0.6 million, which was driven primarily by increased non-cash stock compensation expense.

For the Nine Months Ended September 30, 2021
General and administrative expense was $61.3 million in the nine months ended September 30, 2021, compared to $51.2 million in the nine months ended September 30, 2020, an increase of $10.1 million, or 20%. An increase in general administrative expense of $0.2 million was due to the acquisitions not fully in the comparative period. Therefore, general and administrative expense for our Organic Business increased by $9.9 million, which was driven primarily by increased non-cash stock compensation expense, including a one-time increase in non-cash stock compensation expense related to the departure of our former co-President and Chief Operating Officer in March 2021, and also includes investment in our new go-to-market leadership team and other personnel related costs.
Depreciation and Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$545	$437	25%	$1,447	$1,351	7%
Amortization	10,219	8,680	18%	29,338	26,074	13%
Total depreciation and amortization	$10,764	$9,117	18%	$30,785	$27,425	12%

Percentage of total revenue:
Depreciation	1%	—%		1%	1%
Amortization	13%	12%		13%	12%
Total depreciation and amortization	14%	12%		14%	13%
For the Three Months Ended September 30, 2021
Depreciation and amortization expense was $10.8 million in the three months ended September 30, 2021, compared to $9.1 million in the three months ended September 30, 2020, an increase of $1.7 million, or 18%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $1.9 million, primarily related to acquired intangible assets such as customer relationships, developed technology and tradenames. This increase was partially offset by a decrease of $0.2 million in depreciation and amortization expense from assets becoming fully depreciated and amortized.
For the Nine Months Ended September 30, 2021
Depreciation and amortization expense was $30.8 million in the nine months ended September 30, 2021, compared to $27.4 million in the nine months ended September 30, 2020, an increase of $3.4 million, or 12%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $4.2 million, primarily related to acquired intangible assets such as customer relationships, developed technology and tradenames. This increase was partially offset by a decrease of $0.8 million in depreciation and amortization expense from assets becoming fully depreciated and amortized.
Acquisition-related Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Acquisition-related expenses	$3,685	$3,574	3%	$18,805	$24,513	(23)%
Percentage of total revenue	5%	5%		9%	11%
Acquisition-related expenses are typically one-time expenses incurred for up to four quarters after each acquisition, with the majority of these costs being incurred within 6 to 9 months, to transform the acquired business into the Company's unified operating platform. These expenses can vary based on the size, timing and location of each acquisition. These acquisition-related expenses include transaction related expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. These acquisition-related expenses also include transformational expenses such as severance, compensation for transitional personnel, office lease terminations, vendor cancellations, and adjustments to the fair value of earnouts due to sellers. Generally, without new acquisition activity, acquisition related expenses decline in subsequent sequential quarters and are no longer incurred after the first anniversary of the last closed acquisition.

For the Three Months Ended September 30, 2021
Acquisition-related expense was $3.7 million in the three months ended September 30, 2021, compared to $3.6 million in the three months ended September 30, 2020, an increase of $0.1 million, or 3%. During the three months ended September 30, 2021 and September 30, 2020 transaction related expenses were $0.1 million and $0.0 million, respectively, and transformational expenses were $3.6 million and $3.6 million, respectively. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel and related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. Transformation expenses in 2020 include expenses related to acquisitions closed in 2019 as well as the one acquisition closed in 2020 compared to transformation expenses in 2021 related to the three acquisitions closed in 2021 and one acquisition closed in 2020. In addition, Acquisition-related expense for the three months ended September 30, 2021 includes a gain of $0.8 million related to a decrease in the fair value of earnout liabilities due to sellers related to the BlueVenn and Second Street acquisitions.
For the Nine Months Ended September 30, 2021
Acquisition related expense was $18.8 million the nine months ended September 30, 2021, compared to $24.5 million in the nine months ended September 30, 2020 a decrease of $5.7 million, or 23%. During the nine months ended September 30, 2021 and September 30, 2020 transaction related expenses were $6.2 million and $3.5 million, respectively, and transformational expenses were $12.6 million and $21.0 million, respectively. The increase in transaction costs is primarily related to an increase in acquisitions completed during 2021 to three compared to one acquisition completed during the same period in 2020 as a result of a slow-down in acquisition activity during 2020 as a result of the COVID-19 pandemic. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel and related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. Transformation expenses in 2020 include expenses related to the five acquisitions closed in 2019 as well as the one acquisition closed in 2020 compared to transformation expenses in 2021 related to the three acquisitions closed in 2021 and one acquisition closed in February 2020. In addition, Acquisition-related expense for the nine months ended September 30, 2021 includes a gain of $3.5 million related to a decrease in the fair value of earnout liabilities due to sellers related to the BlueVenn and Second Street acquisitions.
Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Other expense:
Interest expense, net	$(7,971)	$(8,078)	(1)%	$(23,700)	$(23,594)	—%
Other income (expense), net	(650)	598	(209)%	(812)	(819)	(1)%
Total other expense	$(8,621)	$(7,480)	15%	$(24,512)	$(24,413)	—%

Percentage of total revenue:
Interest expense, net	(10)%	(11)%		(10)%	(11)%
Other income (expense), net	(1)%	1%		(1)%	—%
Total other expense	(11)%	(10)%		(11)%	(11)%
For the Three Months Ended September 30, 2021
Interest expense was $8.0 million in the three months ended September 30, 2021, compared to $8.1 million in the three months ended September 30, 2020.
Other expense was $0.7 million in the three months ended September 30, 2021, compared to other income of $0.6 million in the three months ended September 30, 2020. Other expense recognized during the three months ended September 30, 2021 related primarily to currency exchange gains (losses).

For the Nine Months Ended September 30, 2021
Interest expense was virtually flat at $23.7 million in the nine months ended September 30, 2021, compared to $23.6 million in the nine months ended September 30, 2020.
Other expense was $0.8 million in the nine months ended September 30, 2021, compared to other expense of $0.8 million in the nine months ended September 30, 2020. Other expense recognized in the nine months ended September 30, 2021 and September 30, 2020 related primarily to foreign currency exchange losses in our UK entities.
Benefit from (Provision for) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(dollars in thousands)
Benefit from (provision for) income taxes	$3,348	$(1,149)	(391)%	$6,204	$3,811	63%
Percentage of total revenue	5%	(2)%		4%	1%
For the Three Months Ended September 30, 2021
Benefit from income taxes was $3.3 million in the three months ended September 30, 2021, compared to a provision for income taxes of $1.1 million in the three months ended September 30, 2020, an increase of $4.4 million. The benefit for income taxes for the three months ended September 30, 2021 related primarily to deferred tax benefits attributable to the release of valuation allowance related to acquired deferred tax liabilities associated with business combinations, the deferred tax benefit attributable to the reduction in deferred tax liabilities associated with the transfer of intangibles between foreign and domestic jurisdictions, and income tax benefits associated with our combined non-U.S. operations. The provision for the three months ended September 30, 2020 related primarily to the increase in deferred tax liabilities in our UK entities associated with the change in the applicable UK tax rate.
For the Nine Months Ended September 30, 2021
The benefit from income taxes was $6.2 million in the nine months ended September 30, 2021, compared to a benefit from income taxes of $3.8 million in the nine months ended September 30, 2020, an increase of $2.4 million. The benefits for each period are due primarily to deferred tax benefits attributable to the release of valuation allowance related to the acquisitions of deferred tax liabilities associated with business combinations completed during the respective periods, and foreign income taxes associated with our combined non-U.S. operations. The tax benefit for the nine months ended September 30, 2021 also includes a deferred tax benefit attributable to the reduction in deferred tax liabilities associated with the transfer of intangibles between foreign and domestic jurisdictions. The tax benefit for each period is primarily offset by the impact of expected future changes in UK tax rates on the balance of deferred tax assets and liabilities per tax law enacted during the three months ended June 30, 2021 and September 30, 2020, respectively.

Liquidity and Capital Resources
To date, we have financed our operations primarily through the raising of capital including sales of our common stock, cash from operating activities, and borrowing under our credit facility. We believe that current cash and cash equivalents, cash flows from operating activities, availability under our existing credit facility, as discussed below, and the ability to offer and sell securities pursuant to our registration statement, as discussed below, will be sufficient to fund our operations for at least the next twelve months. In addition, we intend to utilize the sources of capital available to us under our Credit Facility and registration statement to support our continued growth via acquisitions within our core enterprise solution suites of complementary technologies and businesses.
As of September 30, 2021, we had cash and cash equivalents of $179.6 million, $60.0 million of available borrowings under our credit facility, as discussed below, and $529.2 million of borrowings outstanding under our credit facility. As of December 31, 2020, we had cash and cash equivalents of $250.0 million, $60.0 million of available borrowings under our Credit Facility, and $533.3 million of borrowings outstanding under our credit facility. The $70.4 million decrease in cash and cash equivalents from December 31, 2020 to September 30, 2021 includes $97.7 million in cash paid for our three acquisitions completed during 2021, net of $1.2 million in cash acquired, which was partially offset by a $5.2 million settlement in total consideration for Localytics related to a representation and warranty insurance settlement. Non-cash acquisition date consideration to be paid in future periods related to these acquisitions includes $10.9 million in holdback payments and $4.2 million in earnout payments that are due within 12 to 18 months of the closing dates of the underlying acquisitions. The earnouts are subject to attainment of future performance-based conditions.

Our cash and cash equivalents held by our foreign subsidiaries was $25.4 million as of September 30, 2021 and $15.3 million as of December 31, 2020. If these funds held by our foreign subsidiaries are needed for our domestic operations, a repatriation of these funds may require us to accrue and pay dividend withholding taxes in the foreign jurisdictions where applicable and accrue and pay U.S. taxes to the extent such dividend income exceeds our ability to utilize net operating losses. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of September 30, 2021 and December 31, 2020, we had a working capital surplus of $94.8 million and surplus of $196.1 million, respectively, which includes $90.4 million and $87.6 million of deferred revenue recorded as a current liability as of September 30, 2021 and December 31, 2020, respectively. This deferred revenue will be recognized as revenue in future periods in accordance with our revenue recognition policy.
Credit Facility
On August 6, 2019, we entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of September 30, 2021. The Credit Facility replaced our previous credit facility. All outstanding balances under our previous credit facility were paid off using proceeds from our current Credit Facility.
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
The Credit Facility has no financial covenants as long as less than 35% of the Revolver is drawn as of the last day of any fiscal quarter. The credit facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The Credit Facility contains certain non-financial restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of September 30, 2021 we were in compliance with all covenants under the Credit Facility. See Note 6. Debt for more information regarding our Credit Facility and outstanding debt as of September 30, 2021.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At September 30, 2021, the fair value of the interest rate swap was a $15.6 million liability as a result of a decline in short term interest rates since entering into the swap agreements. The decrease in the fair value of the interest rate swap liability during the nine months ended September 30, 2021 is the result of an increase in short term interest rates compared to December 31, 2020.
Registration Statements
On August 10, 2020, we filed a registration statement on Form S-3 (File No. 333-243728) (the “2020 S-3”), which became effective automatically upon its filing and covers an unlimited amount of securities. The 2020 S-3, will remain effective through August 2023.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020

	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$28,646	$14,152
Net cash used in investing activities	(93,382)	(68,685)
Net cash provided by (used in) financing activities	(5,096)	112,077
Effect of exchange rate fluctuations on cash	(613)	404
Change in cash and cash equivalents	(70,445)	57,948
Cash and cash equivalents, beginning of period	250,029	175,024
Cash and cash equivalents, end of period	$179,584	$232,972
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
Cash provided by operating activities was $28.6 million for the nine months ended September 30, 2021 compared to cash provided by operating activities of $14.2 million for the nine months ended September 30, 2020, an increase of $14.4 million. This increase in operating cash flow is generally attributable to the Company’s increased size and scale. Working capital sources of cash for the nine months ended September 30, 2021 included a $11.7 million decrease in accounts receivable related to the timing of collections, and an increase of $6.6 million in accounts payable related to timing of payments. Working capital uses of cash for the nine months ended September 30, 2021 included a $3.7 million increase in prepaids and other related primarily to an increase in deferred commissions, a decrease of $6.8 million in deferred revenue, and a $8.1 million decrease in accrued expenses.
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
For the nine months ended September 30, 2021, cash used in investing activities consisted of $97.7 million associated with the Company’s 2021 acquisitions, and the purchases of property and equipment of $1.0 million, partially offset by a

$5.2 million settlement in total consideration for Localytics related to a representation and warranty insurance settlement. Cash used in investing activities increased $24.7 million for the nine months ended September 30, 2021 compared to the same period in 2020 primarily as a result of closing three acquisitions during the period compared to one acquisition in the comparable prior year period.
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
Cash provided by financing activities decreased $117.2 million for the nine months ended September 30, 2021 compared to the same period in 2020. The decrease relates primarily to a decrease in cash generated from issuance of our common stock as the Company received net proceeds of $130.1 million related to a secondary stock offering completed in August 2020. This decrease in cash provided by financing activities was partially offset by a $10.9 million decrease in additional consideration paid to sellers (i.e. holdbacks and earnouts) compared to the same period in 2020. In addition, net share employee payroll tax settlement payments decreased $1.8 million during the nine months ended September 30, 2021 compared to the same period in 2020 as a result of the employee payroll tax election in mid-2020 to sell shares to cover employee payroll taxes on stock compensation vestings.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 3, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and nine months ended September 30, 2021, as presented herein and in Item 1 to this Quarterly Report on Form 10-Q, reflects no material changes in our critical accounting policies and estimates as set forth in our Annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021. Please refer to this Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. In conjunction with our $350 million, 7 year, term loan, and subsequent entry into an additional $190 million in incremental term loans under the Credit Facility, we entered into interest rate hedge instruments for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our $60 million, 5 year, revolving credit facility remains floating. As of September 30, 2021, we had a principal balance of $529.2 million under our Credit Facility. As there was no debt outstanding under our revolving credit facility as of September 30, 2021, a hypothetical change of 100 basis points would result in no change to total interest expense.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, Canadian dollars, British pounds, and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business could have resulted in a change in revenue of $5.0 million for the nine months ended September 30, 2021. To date, we have not engaged in any currency hedging strategies. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

UPLAND SOFTWARE, INC.
Dated: November 3, 2021	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer