Form 10-K
period 2021-12-31
Upland Software, Inc.
filed 2022-02-24
CIK 1505155

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.2 billion based upon the closing price of $41.17 of such common stock on the Nasdaq Global Market on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2021 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 18, 2022, 31,132,533 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:
Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2022 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

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
•our expectations with regard to revenue from perpetual licenses, usage fees and professional services;
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
•economic and financial conditions;
•the growth of demand for enterprise work management applications;
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
All references to “Upland,” “we,” “us” or “our” mean Upland Software, Inc.

Item 1.    Business
Upland provides cloud-based software that enables our customers to drive digital transformation in the following business functions:
•Marketing. Digital marketing, e-commerce, and customer service teams use our applications to interact with consumers across multiple channels to acquire new customers, drive product and service utilization, resolve issues, and build brand loyalty. Our applications deliver value to the customer experience, or CXM, focused organizations across a variety of use cases including mobile messaging, mobile application marketing, Voice of Customer engagement, or VoC, email marketing, knowledge management and call center productivity. We also offer customer data platform, or CDP, solutions that provide organizations the ability to unify customer data stored across diverse systems to drive more personalized omnichannel campaigns.
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
•Contact Center. Customer service and support environments use our applications to enable agents to resolve issues and engage customers. We offer applications that improve customer experience and reduce call volume and cycle times through customer self-service products and VoC technology that captures customer sentiment in real-time. Upland also offers products that improve call center agent productivity by providing more direct access to knowledge and to customer sentiment thereby improving both inbound call outcomes and proactive outbound success. We also provide products that deliver knowledge-based, guided workflows for customer service environments supporting complex products in strict regulatory requirements. Additional solutions help call center leadership to manage agent performance and measure real-time performance relative to call resolution and customer sentiment, improve performance through gamification, and gather agent feedback to keep employee engagement high.
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
•Business Operations. Multiple functional departments use our applications to streamline operations and accelerate business performance across their value chains. Upland solutions in this area range from supply chain collaboration and factory management, back office document and vendor management, to applications that improve sales responsiveness. In addition, our products help operations teams compose, automate and exchange documents based on content from existing back-office systems to produce interactive business communications, while maintaining compliance and reducing production costs.
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

Through a series of acquisitions and integrations, we have built a diverse family of software applications under the Upland brand. Our total revenue increased from $291.8 million to $302.0 million from the year ended December 31, 2020 compared to the year ended December 31, 2021, representing a 4% period-over-period growth rate.  Our subscription and support revenue increased from $277.5 million to $287.6 million, from the year ended December 31, 2020 compared to the year ended December 31, 2021, representing a 4% period-over-period growth rate. See “Note 13 Revenue Recognition”, in the notes to the consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to continue to pursue acquisitions within our core cloud offerings of complementary technologies and businesses. We expect that this will expand our customer base and market access, resulting in increased benefits of scale. Consistent with our growth strategy, we have made a total of 29 acquisitions in the 10 years ending December 31, 2021.
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
•Enterprise Cloud Platform. Upland’s products run on an enterprise-class cloud environment - delivering power, reliability, and flexibility. We utilize Amazon Web Services (“AWS”) and Microsoft Azure (“Azure”) for our cloud-based products and move acquired products to either AWS or Azure in connection with our acquisition integration program. Upland’s cloud technology gives customers the freedom from legacy applications without having to compromise security or scalability. Our applications are scalable and can support large deployments while maintaining required performance levels.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the years ended December 31, 2021, 2020 and 2019, our subscription and support revenue represented 95%, 95% and 92% of total revenue, respectively. Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the years ended December 31, 2021, 2020 and 2019, our perpetual license revenue represented 1%, 1% and 3% of total revenue, respectively. The support agreements related to our perpetual licenses are typically one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration, and training on our applications. For the years ended December 31, 2021, 2020 and 2019, our professional services revenue represented 4%, 4% and 5% of total revenue, respectively.

Our Competitive Strengths
We believe the following competitive strengths are keys to our success:
•Large, diversified customer base. Our customer base is highly diverse and spans a broad array of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, political, non-profit, healthcare, life sciences, retail and hospitality. We service customers of varying size, ranging from large global corporations and government agencies to medium-sized businesses. We have more than 10,000 customers, with no customer representing more than 10% of our revenue.
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
•Proven M&A capability. We have a proven ability to successfully identify, acquire, and integrate complementary businesses to grow our company, as evidenced by the 29 acquisitions we have completed in the 10 years ending December 31, 2021. We believe that our acquisition experience and strategy give us a competitive advantage in identifying additional opportunities to expand our family of software applications to better serve our customers.
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
•Commitment to customer success. We have a dedicated customer success organization whose mission is to drive adoption, value realization, retention, and loyalty across our customer base. Our focus on enabling our customers’ success is a key reason our annual net dollar retention rate, as defined hereafter in “Item 7. Management's Discussion and Analysis—Key Metrics,” was 94% as of December 31, 2021. Our commitment to customer success has enabled us to expand our footprint within customer organizations and facilitate the ongoing adoption of our enterprise software applications. We utilize NPS methodology to track our progress and drive continuous improvement.
Our Strategy for Growth
We believe the key elements of our strategy for growth are as follows:
▪Acquire complementary software businesses. We intend to continue to pursue acquisitions of complementary technologies, products, and businesses to expand our footprint in target business functions, and to provide access to new markets and increased benefits of scale. Our experienced corporate development team continually monitors a pipeline of potential acquisition candidates. We believe that our acquisition experience and strategy give us a competitive advantage in identifying additional opportunities to expand our portfolio cloud-based applications to better serve our customers. We intend to prioritize acquisitions within the solution categories we currently offer.
▪Improve and enhance applications. We intend to continue to invest in research and development and work closely with our customers to identify and improve applications, features and functionalities that address customer requirements across the enterprise spectrum. We also intend to continue to expand our support for key third party integrations and presence in key partner marketplaces.

▪Increase sales to existing customers. We believe there is a significant opportunity to expand the adoption of our applications within our existing customer organizations, particularly within divisions or departments that have not previously used our applications. We also intend to cross-sell additional applications to our existing customers, as very few of our customers currently use more than one of our applications. In addition, we intend to add new applications that will address additional functions within the enterprise spectrum. We believe these initiatives will significantly increase the value of our partnership with our customers, further strengthen our competitive position, and drive increased adoption of multiple applications by our customers.
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

Customers
We service customers ranging from large global corporations and various government agencies as well as small and medium-sized businesses. Our customers operate in a wide variety of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, political, non-profit, healthcare, life sciences, retail and hospitality. For the year ended December 31, 2021, approximately 90% of our recurring revenue was generated from what we consider to be major accounts, those customers with contracted annual recurring revenue of $25,000 or more.
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
We have partnered with AWS and Azure to provide the hardware and infrastructure necessary to provide our services to our customers. AWS and Azure facilities provide 24/7/365 security, biometric access controls, redundant networking, power and environmental systems, and monitoring. Upland Software designs and operates the infrastructure architecture with fully redundant subsystems, highly available configurations, and defense in depth security zones.
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
Human Capital
We believe that our ability to attract and retain highly skilled employees is critical to our success. As of December 31, 2021, we had 865 employees, with the majority of our employees located in the United States, Canada, Ireland and the United Kingdom. None of our employees are covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good. Human capital measures and objectives Upland focuses on in managing its business include the following:
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
•Employee Engagement. Upland surveys team members twice a year to gather feedback on key factors of employee experience, including work/life blend, social connection and learning and development. We have a formal Employee Resource Group (“ERG”) program that fosters the formation of and provides support to employee-led groups dedicated to education and building community for team members with a shared characteristic or interest.

•Development and Promotion of Leaders. Upland’s high annual growth provides consistent promotion opportunities for our team members. We provide career ladders and development resources for all of our key functions. We provide leadership training for our managers.In addition, team members that join us through regular acquisitions have access to career development and promotion opportunities that would not have been available at their smaller companies. We are in the process of deploying management training as part of our 2021 Development initiatives.
•Creating a Culture of Customer Value and Improvement. Delivering customer value is core to the Upland mission. Our UplandOne operating processes focus on quantifying customer satisfaction through Net Promoter Score (“NPS”) surveys, maintaining customer-driven software roadmaps, and empowering our team members to leverage expert resources from across the company to drive business success for our customers.
We continue to support the health and well-being of our employees, customers, partners and communities during the ongoing global COVID-19 pandemic and during this time of uncertainty. Prior to the wide-spread implementation of stay-at-home measures, approximately 60 percent of our employee and contractor workforce was already remote. As such, we are continuing our remote working arrangements and limiting non-essential business travel for our employees. We are currently evaluating our plans to reopen our facilities and resume business travel for our employees.Our focus remains on the safety and well-being of our employees while maintaining health and safety protocols at each office location.
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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Additionally, the SEC maintains an internet site that contains reports, proxy, information statements, and other information. The address of the SEC’s website is www.sec.gov.

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
•Because we generally recognize revenue from our customers over the terms of their agreements, downturns or upturns in our business may not be immediately reflected in our operating results.
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
•The uncertainty surrounding the implementation and effect of Brexit may continue to affect our operations and business.
•The ongoing COVID-19 pandemic could adversely affect our business, results of operations and financial condition.
•The market price of our common stock may be volatile, which could result in substantial losses for investors.
•Adverse economic conditions, including those related to the ongoing COVID-19 pandemic, may reduce our customers’ ability to spend money on information technology or enterprise work management software, or our customers may otherwise choose to reduce their spending on information technology or enterprise work management software, which may adversely impact our business.
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
A primary component of our growth strategy has been to acquire complementary businesses to grow our company. We have completed 29 acquisitions in the 10 years ending December 31, 2021. We intend to continue to pursue acquisitions of complementary technologies, products, and businesses as a primary component of our growth strategy to enhance the features and functionality of our applications, expand our customer base, provide access to new markets, and increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. Generally, our acquisition activity presents three areas of risk to our business, risks related to: identifying the correct candidates for acquisition, completing the acquisition of identified targets, and integrating acquired companies following closing of the acquisition.
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
•experience volatility in earnings due to changes in contingent consideration related to acquisition earnout liability estimates;
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
As our operations have expanded, we have established and currently maintain offices in the United States, Australia, Canada, Ireland and the United Kingdom. We have limited experience in operating in foreign jurisdictions and expect to continue to expand our relationship with international customers. Managing a global organization is difficult, time-consuming and expensive. Because of our limited experiences with international operations, any international efforts that we may undertake may not be successful in creating demand for our applications outside of the U.S. or in effectively selling subscriptions to our cloud offerings in all of the international markets that we enter.
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
We primarily utilize communications and computer hardware systems operated by third-party Web hosting providers. In addition, we utilize third-party hosting services in connection with our business operations and have migrated most of our applications to AWS or Azure, a third-party hosting platform. Problems faced by us or our third-party hosting providers, including technological or business-related disruptions, could adversely impact the experience of our customers.
Actual or perceived security vulnerabilities in our solutions and services or cyberattacks on our networks could have a material adverse impact on our business, results of operations and financial condition.
Our applications involve the storage and transmission of our customers’ proprietary and confidential information, including personal or identifying information regarding their employees and customers. Any security breaches, unauthorized access, unauthorized usage, virus, or similar breach or disruption could result in loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations, indemnity obligations, or other liabilities. If our security measures or those of our third-party software providers and data centers (such as AWS and Azure) are breached as a result of third-party action, employee error, malfeasance or otherwise, resulting in unauthorized access to customer data, our reputation will be damaged, our business may suffer, and we could incur significant liability. Unauthorized parties may attempt to misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that directly or indirectly attack our products, services or infrastructure (including our third party cloud service providers). Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect not to renew or upgrade their subscriptions, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, or other action or liability, which could adversely affect our operating results. In addition, to the extent we are diverting our resources to address and mitigate these vulnerabilities, it may hinder our ability to deliver and support our solutions and customers in a timely manner. Despite our efforts to build secure services, we can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security breaches.
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
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our applications or to obtain and use information that we regard as proprietary. Policing unauthorized use of our applications is difficult, and we are unable to determine the extent to which piracy of our software exists or will occur in the future. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. Such litigation could be costly, time-

consuming, and distracting to management, result in a diversion of resources or the narrowing or invalidation of portions of our intellectual property, and have a material adverse effect on our business, operating results, and financial condition. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. These steps may be inadequate to protect our intellectual property. Third parties may challenge the validity or ownership of our intellectual property, and these challenges could cause us to lose our rights, in whole or in part, to such intellectual property or narrow its scope such that it no longer provides meaningful protection. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our applications may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying, transfer, and use of our applications and proprietary technology or information may increase.
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
Our facility is comprised of $540.0 million in original principal term loans and a $60.0 million revolving credit facility.

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
Furthermore, the loan facility requires us and our subsidiaries to comply with certain financial covenants if greater than 35% of revolving credit facility is drawn. The operating and other restrictions and covenants in the loan facility, and in any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in certain business activities, or expand or fully pursue our business strategies, or otherwise limit our discretion to manage our business. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, and we may not be able to meet those restrictions and covenants. A breach of any of the restrictions and covenants could result in a default under the loan facility or any future financing arrangements, which could cause any outstanding indebtedness under the loan facility or under any future financing arrangements to become immediately due and payable, and result in the termination of commitments to extend further credit.
Fluctuations in the exchange rate of foreign currencies could result in losses on currency transactions.
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, British pounds, Canadian dollars, Euros and Israeli New Shekels, and in the future, as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets.
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
If we identify material weaknesses in our internal controls over financial reporting, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports; the market price of our common stock could be negatively affected; and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021 the Company had total net operating loss carryforwards of approximately $365.8 million consisting of $327.3 million and $38.5 million related to the U.S federal and foreign net operating loss carryforwards, respectively. In addition, as of December 31, 2021, the Company had research and development credit carryforwards of approximately $4.4 million. The U.S. federal net operating loss and credit carryforwards will expire beginning in 2022, if not utilized. The U.S. federal net operating loss and credit carryforwards will expired beginning in 2022, if not utilized, with $36.6 million of net operating losses carrying forward indefinitely. The entirety of the $38.5 million of the foreign net operating loss carryforwards carry forward indefinitely.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Based on analysis of acquired net operating losses and credits, utilization of our net operating losses and research and development credits will be subject to annual limitations. The annual limitation will result in the expiration of $155.0 million of federal net operating losses and $4.4 million of research and development credit carryforwards before utilization. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, and operating results.

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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Australia, Canada, Ireland, Israel and the United Kingdom. Any significant change in our future effective tax rates could adversely impact our results of operations for future periods. Our future effective tax rates could be adversely affected by the following:
•changes in tax laws or the interpretation of such tax laws as applied to our business and corporate structure in the United States, Australia, Canada, Ireland, Israel, the United Kingdom, or other international locations where we have operations;
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

The uncertainty surrounding the implementation and effect of Brexit may continue to affect our operations and business.
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
Adverse economic conditions, including those related to the ongoing COVID-19 pandemic, may reduce our customers’ ability to spend money on information technology or enterprise work management software, or our customers may otherwise choose to reduce their spending on information technology or enterprise work management software, which may adversely impact our business.
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
•fluctuations in the trading volume of our shares or the size of our public float; and
•general economic, legal, industry and market conditions and trends, including those related to the ongoing COVID-19 pandemic, unrelated to our performance.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal corporate offices are located in Austin, Texas, where we occupy approximately 9,900 square feet of space under a lease that expires in June 2025. We also lease office facilities domestically, some of which we sublease, located in Massachusetts, Nebraska, North Carolina, Ohio, Texas and Washington. Internationally, we lease office space in Australia, Canada, Ireland, Israel and the United Kingdom. We believe that our properties are generally suitable to meet our needs for the foreseeable future.
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
As of February 18, 2022, the last reported sales price of our common stock on the Nasdaq Global Market was $17.29 and there were 29 stockholders of record of our common stock, including Broadridge Financial Solutions, Inc., which holds shares of our common stock on behalf of an indeterminable number of beneficial owners.
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
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the Nasdaq Computer Technology Index (the “Computer Technology Index”) and the S&P 500 Composite Index during the period commencing on December 31, 2016 and ending on December 31, 2021. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the S&P 500 Composite Index and the stocks represented in Computer Technology Index, and reinvestment of any dividends. The Computer Technology Index is designed to represent a cross section of widely-held U.S. corporations involved in various phases of the computer industry. The Computer Technology Index is market-value (capitalization) weighted, based on the aggregate market value of its 27 component stocks. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Comparison of Cumulative Total Return of Upland Software, Inc.
$600
$450
$300
$150
12/30/16
12/29/17
12/31/18
12/31/19
12/31/20
12/31/21
Upland Software, Inc.
NASDAQ Computer Index
S&P 500 Index

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Equity Compensation Plan Information
For information regarding securities authorized for issuance under equity compensation plans, see “Part III— Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.
Item 6.    Selected Financial Data
Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Item 1A. Risk Factors.”
This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Item 1A. Risk Factors” above, which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended December 31 and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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
In response to these changes, we are providing organizations and their knowledge workers with software applications that better align resources with business objectives and increase visibility, governance, collaboration, quality of customer experience, and responsiveness to changes in the business environment. This results in increased work capacity, higher productivity, better execution, and greater levels of customer engagement. Our applications are easy-to-use, scalable, and offer real-time collaboration for knowledge workers distributed on a local or global scale. Our software applications address diverse enterprise work challenges and our customers currently use our applications in the following functional areas:
•Marketing. Digital marketing, e-commerce and customer service teams use our applications to interact with consumers across multiple channels to acquire new customers, drive product and service utilization, resolve issues, and build brand loyalty. Our applications deliver value to CXM-focused organizations across a variety of use cases including mobile messaging, mobile application marketing, VoC, email marketing, knowledge management and call center productivity. We also offer customer data platform, or CDP, solutions that provide organizations the ability to unify customer data stored across diverse systems to drive more personalized omnichannel campaigns.
•Sales. Sales teams employ our applications to drive growth through deeper customer engagement, reduced sales cycle times, and overall improved collaboration between sales, marketing, and other customer-facing functions. We offer applications that help organizations optimize their sales opportunity and account management processes, coordinate proposal and reference activities, collaborate on the creation and publication of digital content and gain increased control over key sales and marketing workflows, activities and budgets.

•Contact Center. Customer service and support environments use our applications to enable agents to resolve issues and engage customers. We offer applications that improve customer experience and reduce call volume and cycle times through customer self-service products and VoC technology that captures customer sentiment in real-time. Upland also offers products that improve call center agent productivity by providing more direct access to knowledge and to customer sentiment thereby improving both inbound call outcomes and proactive outbound success. We also provide products that deliver knowledge-based, guided workflows for customer service environments supporting complex products in strict regulatory requirements. Additional solutions help call center leadership to manage agent performance and measure real-time performance relative to call resolution and customer sentiment, improve performance through gamification, and gather agent feedback to keep employee engagement high.
•Project Management. Business leaders and PMOs use our applications to optimize project portfolios, balance capacity against demand, improve financial-based decision making, align execution of projects to strategy across large organizations, and manage the entire project delivery lifecycle. Our applications deliver value to project management across a variety of use cases including continuous improvement, enterprise IT, new product development, and services departments along with industry depth in higher education, public sector and healthcare IT.
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
•Business Operations. Multiple functional departments use our applications to streamline operations and accelerate business performance across their value chains. Upland solutions in this area range from supply chain collaboration and factory management, back office document and vendor management, to applications that improve sales responsiveness. In addition, our products help operations team compose, automate and exchange documents based on content from existing back-office systems to produce interactive business communications, while maintaining compliance and reducing production costs.
•Human Resources and Legal. HR, legal departments, and law firms use our applications to improve collaboration and operational control and streamline routine processes. We offer applications that automate document management and workflow including, contracts, records, and other documentation that require enhanced security and compliance requirements. Other applications support HR-specific workflows including onboarding, employee management, termination, HR support and time and expense management.
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
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. We have more than 10,000 customers with over 1,000,000 users across a broad range of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, political, non-profit, healthcare, life sciences, retail and hospitality.
Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in the product solution categories listed above, each of which addresses a specific enterprise work management need. Our revenue has grown from $98.0 million in 2017 to $302.0 million in 2021, representing a cumulative annual growth rate of 33%. During the year ended December 31, 2021 domestic revenue as a percent of total revenue decreased to 71% compared to 74% during the year ended December 31, 2020. See “Note 13 Revenue Recognition” in the notes to the consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.

Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the years ended December 31, 2021, 2020 and 2019, our subscription and support revenue represented 95%, 95% and 92%, respectively of our total revenue. Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the years ended December 31, 2021, 2020 and 2019, our perpetual license revenue accounted for 1%, 1% and 3% of our total revenue, respectively. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the years ended December 31, 2021, 2020 and 2019, our professional services revenue accounted for 4%, 4% and 5%, respectively.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, customer base and market access, resulting in increased benefits of scale. We will prioritize acquisitions within our current enterprise solution categories as described in “Item 1. Business” herein. Consistent with our growth strategy, we have completed a total of 29 acquisitions in the 10 years ending December 31, 2021.
Acquisitions completed during the years ended December 31, 2021, 2020 and 2019 include the following:
2021 Acquisitions
•Panviva - On June 24, 2021, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Panviva Pty Ltd, an Australian proprietary company (“Panviva”), a cloud-based enterprise knowledge management solution. Revenue recorded since the acquisition date through December 31, 2021 were approximately $3.9 million.
•BlueVenn - On February 28, 2021 the Company entered into an agreement to purchase the shares comprising the entire issued share capital of BlueVenn Group Limited, a company limited by shares organized and existing under the laws of England and Wales (“BlueVenn”), a cloud-based customer data platform. Revenue recorded since the acquisition date through December 31, 2021 were approximately $12.6 million.
•Second Street - On January 19, 2021, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Second Street Media, Inc., a Missouri corporation (“Second Street”), an audience engagement platform. Revenue recorded since the acquisition date through December 31, 2021 were approximately $10.2 million.
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

COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has created significant economic uncertainty across the globe and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. As a result, beginning in the second quarter of 2020, we paused our acquisition activity in order to gauge the overall economic impact of the pandemic and focus on evaluating our pipeline of opportunities. This resulted in a steady decrease in acquisition related expenses during 2020.
The ongoing spread of COVID-19 remains a global pandemic, compounded with the discovery of new COVID-19 variants (such as the Delta and Omicron). However, with the gradual easing of COVID-19 lockdown restrictions globally and progress made in the development and distribution of vaccines and boosters, stability in the markets have continued to improve. As such, the Company gradually picked up acquisition activity in 2021, with the acquisitions of Second Street, BlueVenn and Panviva. In addition, acquisition-related expenses picked up again starting in the first quarter of 2021. These acquisition related expenses will vary quarter to quarter in proportion to the size, timing and complexity of current and future acquisitions.
While we generally have limited exposure to the industry verticals that have been hardest hit by the pandemic (including the travel, transportation, entertainment and retail industries), we have seen continued impact to new bookings and churn in 2021, which we attribute to COVID-19. The persistence of COVID-19 and the preventative measures implemented to help limit the spread of the illness, have impacted, and will continue to impact, our ability to operate our business and may materially and adversely impact our business, financial condition, and results of operations.
We support the health and well-being of our employees, customers, partners and communities. As such, we are continuing our remote working arrangements and limiting non-essential business travel for our employees. We are currently evaluating our plans to reopen our facilities and resume business travel for our employees. We expect that current cash and cash equivalent balances and cash flows generated from operations will be sufficient to meet our domestic and international working capital needs for at least the next 12 months.
Key Metrics
In addition to the GAAP financial measures described in “—Components of Operating Results” below, we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions (in thousands, except %):

	Year Ended December 31,
	2021	2020	2019
Other Financial Data:
Annualized recurring revenue value at year-end(1)	$257,056	$220,535	$209,700
Annual net dollar retention rate(2)	94%	94%	97%
Adjusted EBITDA(3)	$96,657	$99,903	$82,520
(1)Annualized recurring revenue value at year-end. We define annualized recurring revenue value (“ARR”) as the value as of December 31 that equals the monthly value of our recurring revenue contracts measured as of December 31 multiplied by 12. This measure excludes the revenue value of uncontracted overage fees, on-demand service fees and certain divested and/or sunseted minor non-strategic customer contracts and related website management and analytics assets (collectively referred to as the “Sunset Assets”). Refer to “Note 3 Acquisitions” and “Note 5 Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements for further discussion.
(2)Annual net dollar retention rate. We define annual net dollar retention rate as of December 31 as the aggregate ARR at December 31 from those customers that were also customers as of December 31 of the prior fiscal year, divided by the aggregate ARR value from all customers as of December 31 of the prior fiscal year. This measure excludes the revenue value of uncontracted overage fees, on-demand service fees and our Sunset Assets.
(3)Adjusted EBITDA. We monitor Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), calculated in accordance with GAAP, plus depreciation and amortization expense, interest expense, net, loss on debt extinguishment, other expense, net, benefit from income taxes, stock-based compensation expense, acquisition-related expense and purchase accounting deferred revenue discount.

Non-GAAP Financial Measures
Adjusted EBITDA
The following table presents a reconciliation of GAAP Net loss from continuing operations to Adjusted EBITDA for each of the periods indicated (in thousands).

	Year Ended December 31,
	2021	2020	2019
Net loss	$(58,212)	$(51,219)	$(45,371)
Depreciation and amortization expense	52,928	47,164	34,621
Interest expense, net	31,626	31,529	22,313
Loss on debt extinguishment	—	—	2,317
Other expense, net	253	111	3,240
Benefit from income taxes	(8,344)	(4,234)	(6,805)
Stock-based compensation expense	53,873	41,692	25,754
Acquisition-related expense	21,234	27,075	39,657
Purchase accounting deferred revenue discount	3,299	7,785	6,794
Adjusted EBITDA	$96,657	$99,903	$82,520
We believe that Adjusted EBITDA provides useful information to management, investors and others in understanding and evaluating our operating results for the following reasons:
•Adjusted EBITDA is widely used by our investors and securities analysts to measure a company’s operating performance without regard to items that can vary substantially from company to company depending upon their financing, capital structures and the method by which assets were acquired;
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
Cost of Revenue
Cost of product revenue. Cost of product revenue consists primarily of hosting costs, personnel and related costs of our customer success and cloud operations teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, and allocated overhead, as well as software license fees, internet connectivity, depreciation expenses and pass-through costs directly related to delivering our applications. We expect that cost of revenues may increase in the future depending on the growth rate of our new customers and billings and our need to support the implementation, hosting and support of those new customers. We intend to continue to invest additional resources in expanding the delivery capability of our applications. As we add hosting infrastructure capacity and support personnel in advance of anticipated growth, our cost of product revenue will increase, and if such anticipated revenue growth does not occur, our product gross profit will be adversely affected both in terms of absolute dollars and as a percentage of total revenues in any particular quarterly or annual period. Our cost of product revenue is generally expensed as the costs are incurred.
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
Operating Expenses
Our operating expenses are classified into five categories: sales and marketing, research and development, general and administrative, depreciation and amortization and acquisition-related expenses. For each category, other than depreciation and amortization, the largest expense component is primarily personnel and related costs, which includes salaries, employee benefit costs, bonuses, commissions, stock-based compensation, and payroll taxes. Operating expenses also include allocated overhead costs for facilities, which are allocated to each department based on relative department headcount. Operating expenses are generally recognized as incurred.

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
Research and development. Research and development expenses primarily consist of personnel and related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead and costs of certain third-party contractors. Research and development costs related to the development of our software applications are generally recognized as incurred. For example, we are parties to a technology services agreement pursuant to which we generally recognize expenses for services as they are received. See “Note 16 Related Party Transactions”, in the notes to the consolidated financial statements for more information regarding how expenses under such agreement are recognized. We have devoted our product development efforts primarily to enhancing the functionality, and expanding the capabilities, of our applications. Investment tax credits are included as a reduction of research and development costs. Investment tax credits are recorded in the year in which the research and development costs of the capital expenditures are incurred, provided that we are reasonably certain that the credits will be received. The investment tax credit must be examined and approved by the tax authorities, and it is possible that the amounts granted will differ from the amounts recorded.
General and administrative. General and administrative expenses primarily consist of personnel and related costs for our executive, administrative, finance, information technology, legal, accounting and human resource staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead, professional fees and other corporate expenses. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations, including potentially higher legal, corporate insurance, accounting and auditing expenses and the additional costs of enhancing and maintaining our internal control environment. General and administrative expenses may fluctuate as a percentage of revenue, and overtime we expect that general and administrative expenses will decrease as a percent of revenue due to operational efficiencies.
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
Acquisition-related expenses. Acquisition-related expenses are typically incurred for up to four quarters after each acquisition, with the majority of these costs being incurred within six to nine months, to transform the acquired business into the Company's unified operating platform. These expenses can vary based on the size, timing and location of each acquisition. These acquisition-related expenses include transaction related expenses such as banker fees, legal and professional fees, insurance costs and deal bonuses. These acquisition-related expenses also include transformational expenses such as severance, compensation for transitional personnel, office lease terminations and vendor cancellations. Generally, if the Company ceased acquisition activity today, within a year, these acquisition-related expenses should no longer be incurred.
Total Other Expense
Total other expense consists primarily of amortization of debt issuance costs over the term of the related term loan, revaluation of contingent consideration, and interest expense on outstanding debt, including amortization of debt issuance costs. We participate in interest rate swap agreements for the purpose of reducing variability in interest rate payments the Company’s term loans. These interest rate swaps fix the Company's interest rate (including the hedge premium) at 5.4% for the term of the Credit Facility (as hereinafter defined in “—Liquidity and Capital Resources—Credit Facility”). In addition, gains/losses on divested assets that meet the definition of a business under ASC 805-10, Business Combination—Overall, are included in Total other expense.
Income Taxes
Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. We have historically not recorded any material provision for federal or state income taxes, other than deferred taxes related to tax deductible goodwill and current taxes in certain separate company filing states. The balance of the tax benefit for the years ended December 31, 2021, 2020 and 2019, outside of tax deductible goodwill and current taxes in separate filing states, is related to foreign income taxes, primarily operations of our Australian, Canadian, Ireland, and United Kingdom subsidiaries, and to the release of valuation allowances associated with acquisitions of domestic entities with deferred tax liabilities. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited.

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

	Year Ended December 31,
	2021		2020		2019
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue:
Subscription and support	$287,621	95%	$277,504	95%	$203,866	92%
Perpetual license	2,150	1%	1,884	1%	5,738	3%
Total product revenue	289,771	96%	279,388	96%	209,604	95%
Professional services	12,245	4%	12,390	4%	13,033	5%
Total revenue	302,016	100%	291,778	100%	222,637	100%
Cost of revenue:
Subscription and support (1)(2)	92,168	31%	89,880	31%	61,465	28%
Professional services and other	7,285	2%	8,566	3%	7,652	3%
Total cost of revenue	99,453	33%	98,446	34%	69,117	31%
Gross profit	202,563	67%	193,332	66%	153,520	69%
Operating expenses:
Sales and marketing (1)	55,097	18%	46,077	16%	35,170	16%
Research and development (1)	42,693	14%	39,002	13%	29,037	13%
General and administrative (1)	76,901	25%	68,072	23%	48,077	22%
Depreciation and amortization	41,315	14%	36,919	13%	25,885	12%
Acquisition-related expenses	21,234	8%	27,075	9%	39,657	17%
Total operating expenses	237,240	79%	217,145	74%	177,826	80%
Loss from operations	(34,677)	(12)%	(23,813)	(8)%	(24,306)	(11)%
Other Expense:
Interest expense, net	(31,626)	(10)%	(31,529)	(11)%	(22,313)	(10)%
Loss on debt extinguishment	—	—%	—	—%	(2,317)	(1)%
Other expense, net	(253)	(1)%	(111)	—%	(3,240)	(2)%
Total other expense	(31,879)	(11)%	(31,640)	(11)%	(27,870)	(13)%
Loss before benefit from income taxes	(66,556)	(23)%	(55,453)	(19)%	(52,176)	(24)%
Benefit from income taxes	8,344	4%	4,234	1%	6,805	4%
Net loss	(58,212)	(19)%	(51,219)	(18)%	(45,371)	(20)%
Net loss per common share:
Loss from continuing operations per common share, basic and diluted (3)	$(1.92)		$(1.92)		$(1.96)
Weighted-average common shares outstanding, basic and diluted (3)	30,295,769		26,632,116		23,099,549
(1)Includes stock-based compensation. See table below for stock-based compensation by operating expense line item.
(2)Includes depreciation and amortization of $11.6 million, $10.2 million and $8.7 million in 2021, 2020 and 2019, respectively.
(3)See “Note 8 Net Loss Per Share”, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion and a reconciliation of historical net loss attributable to common stockholders and weighted average shares outstanding for historical basic and diluted net loss per share calculations.

Stock-based compensation
The following tables present stock-based compensation included in the respective line items on our Consolidated Statement of Operations:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Stock-based compensation:
Cost of revenue	$2,088	$1,951	$1,000
Research and development	3,085	3,391	2,310
Sales and marketing	5,957	3,450	1,543
General and administrative	42,743	32,900	20,901
Total	$53,873	$41,692	$25,754

Comparison of Years Ended December 31, 2021 and December 31, 2020
Revenue

	Year Ended December 31,
	2021		2020		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$287,621	95%	$277,504	95%	$10,117	4%
Perpetual license	2,150	1%	1,884	1%	266	14%
Total product revenue	289,771	96%	279,388	96%	10,383	4%
Professional services	12,245	4%	12,390	4%	(145)	(1)%
Total revenue	$302,016	100%	$291,778	100%	$10,238	4%
Total revenue was $302.0 million in 2021, compared to $291.8 million in 2020, an increase of $10.2 million, or 4%. The acquisitions not fully in the comparative period contributed $27.7 million to the increase after the reduction of $3.3 million purchase accounting deferred revenue discount in 2021. Total Revenue related to Sunset Assets decreased by $1.3 million as a result of decreased sales and marketing focus on those Sunset Assets. Our organic business excludes acquisitions closed during or subsequent to the prior year comparable period and business operations related to Sunset Assets (the “Organic Business”). Therefore, total revenue for the Organic Business decreased by $16.2 million. The year ended December 31, 2020 included $18.2 million of CXM usage revenue from US election-year presidential campaigns in 2020 which did not repeat in 2021.
Subscription and support revenue was $287.6 million in 2021, compared to $277.5 million in 2020, an increase of $10.1 million, or 4%. The acquisitions not fully in the comparative period contributed $26.1 million to the increase in subscription and support revenue after the reduction of $3.3 million purchase accounting deferred revenue discount in 2021. Subscription and support revenue related to our Sunset Assets decreased $1.3 million as a result of decreased sales and marketing focus on those Sunset Assets. Subscription and support revenue for our Organic Business decreased to $243.9 million from a basis of $258.6 million for the year ended December 31, 2020. The year ended December 31, 2020 included $18.2 million of CXM usage revenue from US election-year presidential campaigns in 2020 which did not repeat in 2021.
Perpetual license revenue was $2.2 million in 2021, compared to $1.9 million in 2020, an increase of $0.3 million.
Professional services revenue was $12.2 million in 2021, compared to $12.4 million in 2020, a decrease of $0.2 million, or 1%. The acquisitions not fully in the comparative period contributed to a $1.7 million increase in professional services revenue in 2021. Therefore, professional services revenue from our Organic Business decreased by $1.9 million due primarily to COVID-19 related travel impacts and a higher proportion of expansion bookings versus new bookings which tend to have more professional services associated with them.

Cost of Revenue and Gross Profit Margin

	Year Ended December 31,
	2021		2020		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$92,168	31%	$89,880	31%	$2,288	3%
Professional services	7,285	2%	8,566	3%	(1,281)	(15)%
Total cost of revenue	99,453	33%	98,446	34%	1,007	1%
Gross profit	$202,563	67%	$193,332	66%	$9,231	5%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$30	—%	$170	—%	$(140)	(82)%
Amortization	$11,583	4%	$10,075	3%	$1,508	15%
Cost of subscription and support revenue was $92.2 million in 2021, compared to $89.9 million in 2020, an increase of $2.3 million, or 3%. The acquisitions not fully in the comparative period contributed $8.7 million to the increase to cost of subscription and support revenue, primarily related to costs associated with the delivery of the Localytics, Second Street, BlueVenn and Panviva products. Cost of subscription and support revenue related to our Sunset Assets decreased $0.8 million, primarily related to hosting and infrastructure costs. Therefore, cost of subscription and support revenue for our Organic Business decreased by $5.6 million, primarily related to a year over year reduction in pass-through telecom messaging costs associated with the CXM usage revenue from US election-year presidential campaigns in 2020 which did not repeat in 2021, partially offset by an increase in infrastructure and hosting costs.
Cost of professional services revenue was $7.3 million in 2021, compared to $8.6 million in 2020, a decrease of $1.3 million, or 15%. The acquisitions not fully in the comparative period contributed $0.9 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs. Therefore, cost of professional services revenue for our Organic Business decreased by $2.2 million which corresponds with the reduction in professional services revenue as a result of COVID-19 related travel impacts.
Operating Expenses
Sales and Marketing Expense

	Year Ended December 31,
	2021		2020		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Sales and marketing	$55,097	18%	$46,077	16%	$9,020	20%
Sales and marketing expense was $55.1 million in 2021, compared to $46.1 million in 2020, an increase of $9.0 million, or 20%. Sales and marketing expense for our Organic Business increased by $5.4 million, primarily as a result of increased commission costs which were partially offset by decreased travel and discretionary marketing expenses. In addition, the acquisitions not fully in the comparative period contributed $3.6 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs in 2021.

Research and Development Expense

	Year Ended December 31,
	2021		2020		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Research and development	$42,693	14%	$39,002	13%	$3,691	9%
Research and development expense was $42.7 million in 2021, compared to $39.0 million in 2020, an increase of $3.7 million, or 9%. The acquisitions not fully in the comparative period contributed $3.6 million to the increase in research and development expense primarily consisting of personnel and related costs. Research and development expense related to our Sunset Assets decreased by $0.2 million primarily due to reductions in personnel costs. Therefore, research and development costs for our Organic Business increased by $0.3 million primarily related to an increase in non-cash stock compensation expense and outsourced technology services costs.
General and Administrative Expense

	Year Ended December 31,
	2021		2020		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
General and administrative	$76,901	25%	$68,072	23%	$8,829	13%
General and administrative expense was $76.9 million in 2021, compared to $68.1 million in 2020, an increase of $8.8 million, or 13%. General and administrative expense for our Organic Business increased by $6.2 million, which was driven primarily by increased non-cash stock compensation expense largely due to the issuance of restricted stock units in 2021 and a one-time increase in non-cash stock compensation expense related to the departure of our former co-President and Chief Operating Officer in March 2021. In addition, an increase in general administrative expense of $2.6 million was due to the acquisitions not fully in the comparative period, which consisted primarily of personnel and related costs and administrative expenses.
Depreciation and Amortization Expense

	Year Ended December 31,
	2021		2020		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$1,968	1%	$2,057	1%	$(89)	(4)%
Amortization	39,347	13%	34,862	12%	4,485	13%
Total depreciation and amortization	$41,315	14%	$36,919	13%	$4,396	12%
Depreciation and amortization expense was $41.3 million in 2021, compared to $36.9 million in 2020, an increase of $4.4 million, or 12%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $5.8 million, primarily related to acquired intangible assets such as customer relationships, developed technology and tradenames. Therefore, depreciation and amortization expense for our Organic Business decreased by $1.4 million in the comparative periods due to assets becoming fully depreciated or amortized during the period.
Acquisition-related Expense

	Year Ended December 31,
	2021		2020		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Acquisition-related expense	$21,234	8%	$27,075	9%	$(5,841)	(22)%
Acquisition-related expenses are one-time expenses typically incurred for up to four quarters after each acquisition, with the majority of these costs being incurred within six to nine months, to transform the acquired business into the Company's unified operating platform. These expenses can vary based on the size, timing and location of each acquisition. These acquisition-related expenses include transaction related expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. These acquisition-related expenses also include transformational expenses such as severance, compensation for transitional personnel, office lease terminations, and vendor cancellations. Absent new acquisition activity, acquisition-related expenses decline in subsequent, sequential quarters and are generally no longer incurred after the first anniversary of the last closed acquisition.
Acquisition-related expense was $21.2 million in 2021, compared to $27.1 million for 2020, a decrease of $5.9 million, or 22%. The decrease was primarily attributable to a $4.5 million gain recognized in 2021 related to a decrease in the fair value of earnout liabilities due to sellers related to our 2021 acquisitions and a reduction in holdback liabilities subsequent to the closing of purchase accounting. In addition, we completed one acquisition in 2020 and incurred the majority of its transformational expense in 2021. This is in contrast to the five acquisitions completed in 2019 for which the majority of transformational expenses were incurred in 2020.
Other Expense, net

	Year Ended December 31,
	2021		2020		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Other Expense:
Interest expense, net	$(31,626)	(10)%	$(31,529)	(11)%	$(97)	—%
Other expense, net	(253)	(1)%	(111)	—%	(142)	128%
Total other expense	$(31,879)	(11)%	$(31,640)	(11)%	$(239)	1%
Interest expense, net was $31.6 million in 2021, compared to $31.5 million for 2020, an increase of $0.1 million, or 0%. The marginal increase in interest expense was primarily attributable to the average borrowing on our Credit Facility being largely unchanged.
Other expense, net was $0.3 million in 2021, compared to other expense of $0.1 million in 2020, an increase of $0.2 million, or 128%. The difference in other expense is primarily due to an increase in foreign currency exchange losses compared to 2020.
Benefit from Income Taxes

	Year Ended December 31,
	2021		2020		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Loss before provision for income taxes	(66,556)	(23)%	(55,453)	(19)%	(11,103)	(20)%
Benefit from (provision for) income taxes	$8,344	4%	$4,234	1%	$4,110	97%
Effective income tax rate	(12.5)%		(7.6)%
Benefit from income taxes was $8.3 million in 2021, compared to a benefit for income taxes of $4.2 million in 2020, an increase in the benefit from income taxes of $4.1 million, or 97%. This increase was due primarily to increased benefits recognized during the year attributable to the release of valuation allowances associated with acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allow us to recognize certain deferred tax assets that had previously been offset by a valuation allowances.

Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of any remaining tax deductible goodwill after application of indefinite life deferred tax assets. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Code and similar state provisions. Refer to “Note 6. Income Taxes”, in the notes to the consolidated financial statements for more information regarding our income taxes as they relate to foreign and domestic operations.
Comparison of Years Ended December 31, 2020 and December 31, 2019
For a comparison of years ended December 31, 2020 and 2019 refer to “Item 7. Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the years ended December 31, 2020 filed with the SEC on February 25, 2021 (the “2020 Annual Report”).

Liquidity and Capital Resources
To date, we have financed our operations primarily through the raising of capital including sales of our common stock, cash from operating activities, borrowings under our Credit Facility, and the issuance of notes to sellers in some of our acquisitions. We believe that current cash and cash equivalents, cash flows from operating activities, availability under our Credit Facility (as hereinafter defined), and the ability to offer and sell securities pursuant to our registration statement, as discussed under “—Registration Statement” below, will be sufficient to fund our operations for at least the next twelve months. In addition, we intend to utilize the sources of capital available to us under our Credit Facility and registration statement to support our continued growth via acquisitions within our core enterprise solution suites of complementary technologies and businesses.
The following table summarizes our liquidity for the periods indicated:

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Cash and cash equivalents	$189,158	$250,029
Available borrowings from our Credit Facility	60,000	60,000
Total Liquidity	$249,158	$310,029
The $60.9 million decrease in cash and cash equivalents from December 31, 2020 to December 31, 2021 includes $97.7 million in cash paid for our three acquisitions completed during 2021, net of $1.2 million in cash acquired, which was partially offset by a $5.2 million settlement in total consideration for Localytics related to a representation and warranty insurance settlement. Non-cash acquisition date consideration to be paid in future periods related to these acquisitions includes $10.9 million in holdback payments and $4.2 million in earnout payments that are due within 12 to 18 months of the closing dates of the underlying acquisitions. The earnouts are subject to attainment of future performance-based conditions.
Our cash and cash equivalents held by our foreign subsidiaries was $24.8 million as of December 31, 2021. If these funds held by our foreign subsidiaries are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds to the U.S. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of December 31, 2021 and 2020, we had a working capital surplus of $106.5 million and $196.1 million, respectively.
Credit Facility
Our facility is comprised of $540.0 million in original principal term loans and a $60.0 million revolving credit facility.
On August 6, 2019, we entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of December 31, 2021. The Credit Facility replaced our previous credit facility. All outstanding balances under our previous credit facility were paid off using proceeds from our Credit Facility.
On November 26, 2019, the Company entered into a First Incremental Assumption Agreement (the “Incremental Assumption Agreement”) which provides for a term loan facility to be established under the Credit Facility in an aggregate principal amount of $190 million (the “2019 Incremental Term Loan”) which is in addition to the existing $350 million Term Loan outstanding under the Credit Facility and the $60 million Revolver under the Credit Facility.
The Credit Facility has no financial covenants as long as less than 35% of the Revolver is drawn as of the last day of any fiscal quarter. The Credit Facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The Credit Facility contains certain non-financial restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of December 31, 2021, we were in compliance with all covenants under the Credit Facility. See “Note 7. Debt” in the notes to the consolidated financial statements for more information regarding our Credit Facility and outstanding debt as of December 31, 2021.

Registration Statement
On August 10, 2020, the Company filed a registration statement on Form S-3 (File No. 333-243728) (the “2020 S-3”), which became effective automatically upon its filing and covers an unlimited amount of securities. The 2020 S-3 will remain effective through August 2023. On August 14, 2020, we completed a registered underwritten public offering pursuant to the 2020 S-3 of 3,500,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $34.00 per share. In addition, on August 27, 2020 we closed the sale of an additional 525,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The total net proceeds of the offering, including shares issued pursuant to the fully exercised option, of $130.1 million, net of issuance costs of $6.8 million, will be used for general business purposes, including the funding of future acquisitions. There are no open outstanding security offerings at this time.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$41,738	$35,620	$12,076
Net cash used in investing activities	(93,532)	(68,970)	(217,761)
Net cash provided by (used in) financing activities	(8,180)	107,899	363,768
Effect of exchange rate fluctuations on cash	(897)	456	203
Change in cash and cash equivalents	(60,871)	75,005	158,286
Cash and cash equivalents, beginning of period	250,029	175,024	16,738
Cash and cash equivalents, end of period	$189,158	$250,029	$175,024
Cash Flows from Operating Activities
Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Included in net cash provided by operations are one-time acquisition related expenses incurred for up to four quarters after each acquisition to transact and transform the acquired business into the Company's unified operating platform. Additionally, operating cash flows includes the impact of earnout payments in excess of original purchase accounting estimates. Our working capital consists primarily of cash, receivables from customers, prepaid assets, unbilled professional services, deferred commissions, accounts payable, accrued compensation and other accrued expenses, acquisition related earnout and holdback liabilities, lease liabilities and deferred revenues. The volume of professional services rendered, the volume and timing of customer bookings and contract renewals, and the related timing of collections and renewals on those bookings, as well as the timing of spending commitments and payments of our accounts payable, accrued expenses, accrued payroll and related benefits, all affect these account balances.
Cash provided by operating activities was $41.7 million for 2021 compared to $35.6 million for 2020, an increase of $6.1 million. This increase in operating cash flow is generally attributable to the Company’s increased size and scale. Working capital sources of cash for 2021 included an increase of $10.9 million in accounts payable related to timing of payments, and an increase of $5.6 million in deferred revenue. Working capital uses of cash for the twelve months ended December 31, 2021 included a $1.7 million increase in accounts receivable related to the timing of collections, a $7.5 million increase in prepaids and other related primarily to an increase in deferred sales commissions, and a $9.7 million decrease in accrued expenses.
A substantial source of cash is invoicing for subscriptions and support fees in advance, which is recorded as deferred revenue, and is included on our consolidated balance sheet as a liability. Deferred revenue consists of the unearned portion of booked fees for our software subscriptions and support and for professional services, which is amortized into revenue in accordance with our revenue recognition policy. We assess our liquidity, in part, through an analysis of new subscriptions invoiced, expected cash receipts on new and existing subscriptions, and our ongoing operating expense requirements.
Cash Flows from Investing Activities
Our primary investing activities have consisted of acquisitions of complementary technologies, products and businesses. As our business grows, we expect our primary investing activities to continue to further expand our family of software applications and infrastructure and support additional personnel.

For 2021, cash used in investing activities consisted of $97.7 million associated with the Company’s 2021 acquisitions, and the purchases of property and equipment of $1.1 million, partially offset by a $5.2 million settlement in total consideration for Localytics related to a representation and warranty insurance settlement. Cash used in investing activities increased $24.6 million in 2021 compared to 2020 primarily as a result of closing three acquisitions during the period compared to one acquisition in the comparable prior year period.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our acquisitions, proceeds from debt obligations incurred to finance our acquisitions, repayments of our debt obligations, and share based tax payment activity.
Cash provided by financing activities decreased $116.1 million in 2021 compared to 2020. The decrease relates primarily to a decrease in cash generated from issuance of our common stock as the Company received net proceeds of $130.1 million related to a secondary stock offering completed in August 2020. This decrease in cash provided by financing activities was partially offset by a $12.8 million decrease in additional consideration paid to sellers (i.e. holdbacks and earnouts) compared to 2020. In addition, net share employee payroll tax settlement payments decreased $1.2 million during 2021 compared to 2020 as a result of the payroll tax election in mid-2020 to sell shares to cover employee payroll taxes on stock compensation vestings.
Contractual Payment Obligations
The following table summarizes our future contractual obligations as of December 31, 2021 (in thousands):

	Next 12 Months	Beyond 12 Months	Total
Debt Obligations (1)	$5,400	$522,450	$527,850
Interest on Debt Obligations (2)	28,628	100,979	129,607
Operating Lease Obligations (3)	4,060	7,963	12,023
Purchase Commitments (4)	22,771	30,329	53,100
Total	$60,859	$661,721	$722,580
(1)Consists of contractual principal payments on our Credit Facility. See “—Liquidity and Capital Resources” above for further discussion regarding our Credit Facility.
(2)Future interest on debt obligations is calculated using the interest rate effective as of December 31, 2021. We have entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively converted the entire balance of the Company's $540 million original principal term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7 year term of the debt. In conjunction with our new $350 million, 7 year, Credit Facility and our $190 million 2019 Incremental Term Loan, we entered into interest rate hedge instruments for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our $60 million, 5 year, undrawn Revolver remains floating. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” for further discussion.
(3)We lease office space under operating leases that expire between 2022 and 2027. Operating lease obligations above do not include the impact of future rental income related to agreements we have entered into to sublet excess office space as a result of our transformation activities.
(4)We define a purchase commitment as an agreement that is enforceable and legally binding and that specifies all significant terms, including: fixed or minimum services to be used; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included. In addition, Purchase orders are not included as they represent authorizations to purchase rather than binding agreements.
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment.

Includes an outstanding purchase commitment in 2022 for software development services from DevFactory FZ-LLC (“DevFactory”) pursuant to a technology services agreement in the amount of $10.0 million. The agreement provides for annual renewal by either party to the contract. See “Note 16. Related Party Transactions” in the notes to consolidated financial statements for more information regarding this purchase commitment.

Critical Accounting Policies and the Use of Estimates
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
While our significant accounting policies are more fully described in “Note 2. Summary of Significant Accounting Policies” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services over the term of the agreement. We recognize revenues based on the five-step model in accordance with ASC 606, Revenue from Contracts with Customers. We derive our revenues primarily from subscription and support revenues. Other revenue-generating activities include perpetual licenses and professional services revenues.
Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. In addition, significant judgments are made when determining the standalone selling price (“SSP”) in situations where we have a contract that have multiple performance obligations. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, historical standalone sales, customer demographics, geographic locations, and the number and types of users within our contracts.

For revenue generated from arrangements that involve vendor reseller agreements and messaging-related subscription agreements, there is significant judgment in evaluating whether we are the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis). In this assessment, we consider if we obtain control of the specified goods or services before they are transferred to the customer. In reaching conclusions on gross versus net revenue recognition, we place the most weight on the analysis of whether or not it is the primary obligor in the arrangement. Generally, we report revenue from vendor reseller agreements on a gross basis, meaning the amounts billed to customers are recorded as revenue, and expenses incurred are recorded as cost of revenue.
See “Note 13. Revenue Recognition” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a detailed description of our revenue recognition policy.
Deferred Commissions
Sales commissions for new customer contracts are capitalized upon contract signing and amortized over the expected life of the customer relationships, which has been determined to be approximately 6 years, consistent with prior year. Sales commissions paid on renewal contracts are deferred and amortized over the average renewal term, which was determined to be approximately 18 months, consistent with prior year. Determining the period of expected life of customer relationships and average renewal term requires judgment for which we take into consideration our customer contracts, our technology life cycle and other factors.
See “Note 13. Revenue Recognition—Deferred Commissions” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a detailed description of our deferred commission.

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
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in the period that includes the enactment date. We make significant estimates in determining the value of our deferred tax assets. These estimates included, but are not limited to, the expected reversal periods of deferred tax assets and liabilities, the availability of net operating losses and other carryovers and consideration of the future ability to generate taxable income. These estimates are inherently uncertain and unpredictable, and if different estimates were used, it would impact the value of our deferred tax assets and the income tax benefit recognized in fiscal 2021 and in future periods when the deferred taxes are realized.
A valuation allowance is established against our deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. As of December 31, 2021 we recorded a valuation allowance of $28.6 million against our deferred tax assets. If, in the future, we evaluate that our deferred tax assets are not more likely than not to be realized, an increase in the related valuation allowance could result in a material income tax expense in the period such determination is made.
The Company has adopted an indefinite reinvestment position whereby foreign earnings for foreign subsidiaries are expected to be reinvested and future earnings are not expected to be repatriated. As a result of this policy, no deferred tax liability has been accrued in anticipation of future dividends from foreign subsidiaries.
The Company accounts for the uncertainty of income taxes based on a “more likely than not” threshold for the recognition and derecognition of tax positions. The Company’s policy is to account for interest and penalties as a component of income tax expense.
Business Combinations
The allocation of the purchase price in a business combination requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price over these estimated fair values is recorded to goodwill. Significant estimates and assumptions, including fair value estimates, are used to determine the fair value of assets acquired, liabilities assumed, and contingent consideration transferred as well as the useful lives of long-lived assets acquired.
The valuation of identifiable intangible assets reflects management’s estimates based on, among other factors, use of established valuation methods, including, but not limited to, the multi-period excess earnings method income approach method and the relief-from-royalty method. The purchase price transferred in our acquisitions often contain purchase price holdback and contingent consideration provisions, such as earnout payments. The Company utilizes a third-party valuation specialist to estimate the acquisition date fair value of potential earnout payments. Subsequent remeasurements of potential earnout payments require significant judgements and estimates including, but not limited to, (and if applicable in the circumstances) customer renewals, new customers, ARR growth, forecasted bookings, forecasted churn and other factors.
See “Note 2. Summary of Significant Accounting Policies—Business Combinations” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a detailed description of business combinations.

Stock-Based Compensation
We measure all share-based payments, including grants of options to purchase common stock and the issuance of restricted stock or restricted stock units to employees, service providers and board members, using the fair-value at grant date. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized on our consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period. We value restricted stock and restricted stock units at the closing price of our common stock on the grant date. We value stock option awards using the Black-Scholes option-pricing model. For the years ended December 31, 2021, 2020, and 2019 stock-based compensation awards consisted primarily of restricted stock and restricted stock units.
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
Goodwill and Other Intangibles
Goodwill
Goodwill is evaluated for impairment annually in October or more frequently when a triggering event occurs or circumstances change that indicate the carrying value may not be recoverable. We assess goodwill for impairment by comparing the estimated fair value of the Company to the its carrying value. If the fair value of the reporting unit is less than its carrying amount, we recognize an impairment loss equal to that excess amount.
We apply both qualitative and quantitative assessments to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Although several fair value methodologies are allowed, we use the fair-value-based approach based on market capitalization, which generates the best evidence of fair value since the approach uses quoted market prices (a Level 1 fair-value hierarchy).

Identifiable intangible assets
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
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, refer to “Note 2. Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
In conjunction with entering into our $350 million, 7 year, term Credit Facility, and subsequent entry into an additional $190 million 2019 Incremental Term Loan under the Credit Facility, we entered into interest rate hedge instruments for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our $60 million, 5 year, term Revolver remains floating. As of December 31, 2021, we had an outstanding debt balance of $527.9 million under our Credit Facility. As there was no debt outstanding under our Revolver as of December 31, 2021, a hypothetical change of 100 basis points would result in no change to interest expense.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, British pounds, Canadian dollars, Euros and Israeli New Shekels, and in the future, as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $6.8 million for the year ended December 31, 2021. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
The non-financial assets and liabilities of our foreign subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss. In addition, we have intercompany loans that were used to fund the acquisition of foreign subsidiaries during the years ended December 31, 2019 and 2018. Due to the long-term nature of these loans, the foreign currency gains (losses) resulting from remeasurement are recognized as a component of accumulated other comprehensive loss.

Item 8.    Financial Statements and Supplementary Data
UPLAND SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Upland Software, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Upland Software, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022, expressed an unqualified opinion thereon.

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

Valuation of intangible assets and contingent consideration in business combinations
Description of the Matter	As disclosed in Note 1 to the consolidated financial statements, the Company’s growth strategy is to pursue acquisitions of complementary technologies and businesses as evidenced by the twenty-nine acquisitions made in the ten years ended December 31, 2021. As disclosed in Note 3 to the consolidated financial statements, during 2021, the Company completed 3 acquisitions for total consideration of $112.5 million, which included $4.2 million of contingent consideration. The acquisitions were accounted for as business combinations in accordance with ASC 805.

Auditing the Company's accounting for its acquisitions was complex due to the estimation uncertainty in the Company’s determination of the fair value of identified intangible assets, which primarily consist of developed technology of $9.9 million and customer relationships of $43.2 million, and contingent consideration of $4.2 million. The estimation uncertainty was primarily due to the judgmental nature of the inputs and assumptions to the valuation models used to measure the fair value of these intangible assets and contingent consideration, as well as the sensitivity of the respective fair values to underlying assumptions. The Company used the multi-period excess earnings and relief-from-royalty methods, which are variations of the income approach, to measure the customer relationships and developed technology intangible assets, respectively, and the binary option model to measure contingent consideration. The significant assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results, including revenue growth rates, gross margin, operating expenses, technology obsolescence and customer attrition. The significant assumptions used to estimate the fair value of the contingent consideration included discount rates and expected future annual revenue streams and the related probability of achievement. These significant assumptions are forward-looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s accounting for acquisitions, which included management’s review of the determination of the key assumptions used in estimating the fair value of intangible assets and contingent consideration.
To test the estimated fair value of the identified intangible assets and contingent consideration our audit procedures for each of the acquisitions included, among others, reading the purchase agreement, evaluating the Company's use of the multi-period excess earnings method, relief-from-royalty method and binary option model, evaluating the significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates. For example, we compared the forecasted results to historical operating results, industry peer results, economic trends, and other relevant factors. We also assessed the historical accuracy of management’s estimates.
Revenue recognition for new products and services
Description of the Matter	The Company frequently acquires companies that have their own portfolio of products and services that will be included in the Upland suite of offerings. For each of these new products and services, the Company must understand the terms and conditions contained in the contracts with customers and evaluate and apply the five-step model under ASC 606 to ensure proper revenue recognition. Management performs detailed contract review procedures to ensure that any non-standard terms and conditions included in the contracts are properly considered in relation to the accounting literature.
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
Measurement of Income Tax Provision
Description of the Matter	As more fully described in Notes 2 and 6 to the consolidated financial statements, the Company operates in domestic and international markets and is subject to tax law in the U.S., U.K., and other foreign tax jurisdictions. The income tax provision is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction. The Company’s accounting for income taxes involves the application of complex and changing tax laws, regulations, and case law in multiple jurisdictions as it relates to non-routine transactions such as acquisitions. The Company utilizes judgment in the interpretation of tax laws, regulations, and case law as they apply to its tax positions. For the year ended December 31, 2021, income tax benefit was $8.3 million.
Auditing management’s calculation of the provision for income taxes was complex because the provision for income taxes involved auditor judgment, due to the interpretation of tax laws, regulations, and case law across multiple jurisdictions, the application of those laws, regulations, and case law as it relates to non-routine transactions such as acquisitions, and evaluation of the application of such tax laws, regulations, and case law to the Company’s tax positions. These matters are subject to legal and factual interpretation. Our audit procedures required significant audit effort, including the use of our tax professionals to assist in evaluating the audit evidence obtained from our procedures.
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

Austin, Texas

February 24, 2022

Upland Software, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$189,158	$250,029
Accounts receivable, net of allowance for credit losses	50,499	44,472
Deferred commissions, current	9,824	5,784
Unbilled receivables	4,801	4,561
Prepaid and other	8,709	12,694
Total current assets	262,991	317,540
Tax credits receivable	3,345	2,427
Property and equipment, net	2,667	2,778
Operating lease right-of-use asset	6,454	10,124
Intangible assets, net	279,920	279,975
Goodwill	457,472	383,598
Deferred commissions, noncurrent	14,808	12,962
Other assets	1,350	1,816
Total assets	$1,029,007	$1,011,220
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,362	$5,395
Accrued compensation	9,829	8,138
Accrued expenses and other current liabilities	9,086	13,438
Deferred revenue	102,847	87,552
Liabilities due to sellers of businesses	7,607	416
Operating lease liabilities, current	3,546	3,315
Current maturities of notes payable (includes unamortized discount of $2,233 and $2,234 at December 31, 2021 and December 31, 2020, respectively)	3,167	3,166
Total current liabilities	156,444	121,420
Notes payable, less current maturities (includes unamortized discount of $7,287 and $9,414 at December 31, 2021 and December 31, 2020, respectively)	515,163	518,437
Deferred revenue, noncurrent	2,058	1,587
Operating lease liabilities, noncurrent	6,773	8,387
Noncurrent deferred tax liability, net	22,793	24,092
Interest rate swap liabilities	8,409	30,032
Other long-term liabilities	1,079	650
Total liabilities	712,719	704,605
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021; no shares issued and outstanding as of December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized: 31,096,548 and 29,987,114 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively)	3	3
Additional paid-in capital	568,384	515,219
Accumulated other comprehensive loss	(11,514)	(26,234)
Accumulated deficit	(240,585)	(182,373)
Total stockholders’ equity	316,288	306,615
Total liabilities and stockholders’ equity	$1,029,007	$1,011,220
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Operations

(in thousands, except share and per share amounts)	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription and support	$287,621	$277,504	$203,866
Perpetual license	2,150	1,884	5,738
Total product revenue	289,771	279,388	209,604
Professional services	12,245	12,390	13,033
Total revenue	302,016	291,778	222,637
Cost of revenue:
Subscription and support	92,168	89,880	61,465
Professional services	7,285	8,566	7,652
Total cost of revenue	99,453	98,446	69,117
Gross profit	202,563	193,332	153,520
Operating expenses:
Sales and marketing	55,097	46,077	35,170
Research and development	42,693	39,002	29,037
General and administrative	76,901	68,072	48,077
Depreciation and amortization	41,315	36,919	25,885
Acquisition-related expenses	21,234	27,075	39,657
Total operating expenses	237,240	217,145	177,826
Loss from operations	(34,677)	(23,813)	(24,306)
Other expense:
Interest expense, net	(31,626)	(31,529)	(22,313)
Loss on debt extinguishment	—	—	(2,317)
Other expense, net	(253)	(111)	(3,240)
Total other expense	(31,879)	(31,640)	(27,870)
Loss before benefit from income taxes	(66,556)	(55,453)	(52,176)
Benefit from income taxes	8,344	4,234	6,805
Net loss	$(58,212)	$(51,219)	$(45,371)
Net loss per common share:
Net loss per common share, basic and diluted	$(1.92)	$(1.92)	$(1.96)
Weighted-average common shares outstanding, basic and diluted	30,295,769	26,632,116	23,099,549
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Comprehensive Loss

(in thousands)	Year Ended December 31,
	2021	2020	2019
Net loss	$(58,212)	$(51,219)	$(45,371)
Other comprehensive income (loss):
Foreign currency gain (loss) translation adjustment	(6,301)	5,173	1,635
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	(602)	2,271	2,219
Unrealized gain (loss) on interest rate swaps	21,623	(32,455)	2,424
Other comprehensive income (loss):	$14,720	$(25,011)	$6,278
Comprehensive loss	$(43,492)	$(76,230)	$(39,093)
See accompanying notes.

Upland Software, Inc.
Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	21,489,112	$2	$180,481	$(7,501)	$(85,675)	$87,307
Issuance of common stock in business combination	7,898	—	(30)	—	—	(30)
Issuance of stock under Company plans, net of shares withheld for tax	(41,890)	—	(12,191)	—	—	(12,191)
Issuance of stock, net of issuance costs	3,795,000	1	151,113	—	—	151,114
Stock-based compensation	—	—	25,754	—	—	25,754
Foreign currency translation adjustment	—	—	—	1,635	—	1,635
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—	—	2,219	—	2,219
Unrealized gain on interest rate swaps	—	—	—	2,424	—	2,424
Net loss	—	—	—	—	(45,371)	(45,371)
Balance at December 31, 2019	25,250,120	$3	$345,127	$(1,223)	$(131,046)	$212,861
Issuance of stock under Company plans, net of shares withheld for tax	711,994	—	(1,673)	—	—	(1,673)
Issuance of stock, net of issuance costs	4,025,000	—	130,073	—	—	130,073
Stock-based compensation	—	—	41,692	—	—	41,692
Cumulative adjustment related to adoption of accounting standard	—	—	—	—	(108)	(108)
Foreign currency translation adjustment	—	—	—	5,173	—	5,173
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—	—	2,271	—	2,271
Unrealized loss on interest rate swaps	—	—	—	(32,455)	—	(32,455)
Net loss	—	—	—	—	(51,219)	(51,219)
Balance at December 31, 2020	29,987,114	$3	$515,219	$(26,234)	$(182,373)	$306,615
Issuance of stock under Company plans, net of shares withheld for tax	1,109,434	—	(708)	—	—	(708)
Stock-based compensation	—	—	53,873	—	—	53,873
Foreign currency translation adjustment	—	—	—	(6,301)	—	(6,301)
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	(602)	—	(602)
Unrealized gain on interest rate swaps	—	—	—	21,623	—	21,623
Net loss	—	—	—	—	(58,212)	(58,212)
Balance at December 31, 2021	31,096,548	$3	$568,384	$(11,514)	$(240,585)	$316,288
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(58,212)	$(51,219)	$(45,371)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,928	47,164	34,621
Change in fair value of liabilities due to sellers of businesses	(4,510)	(340)	241
Deferred income taxes	(11,179)	(7,533)	(9,432)
Amortization of deferred costs	8,948	4,684	3,476
Foreign currency re-measurement loss	25	272	58
Non-cash interest and other expense	2,249	2,233	1,398
Non-cash stock compensation expense	53,873	41,692	25,754
Non-cash loss on divestiture of assets	—	—	1,988
Non-cash loss on retirement of fixed assets	—	635	—
Non-cash loss on debt extinguishment	—	—	2,317
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	(1,665)	10,355	3,160
Prepaids and other	(7,499)	(8,582)	(5,532)
Accounts payable	10,865	(3,081)	(73)
Accrued expenses and other liabilities	(9,660)	(7,485)	(4,394)
Deferred revenue	5,575	6,825	3,865
Net cash provided by operating activities	41,738	35,620	12,076
Investing activities
Purchase of property and equipment	(1,115)	(1,114)	(1,040)
Purchase of customer relationships	—	(201)	(696)
Purchase business combinations, net of cash acquired	(92,417)	(67,655)	(216,025)
Net cash used in investing activities	(93,532)	(68,970)	(217,761)
Financing activities
Payments on finance leases	(12)	(88)	(529)
Proceeds from notes payable, net of issuance costs	(122)	(303)	625,666
Payments on notes payable	(5,400)	(5,400)	(383,568)
Taxes paid related to net share settlement of equity awards	(982)	(2,139)	(12,659)
Issuance of common stock, net of issuance costs	274	130,539	151,551
Additional consideration paid to sellers of businesses	(1,938)	(14,710)	(16,693)
Net cash provided by (used in) financing activities	(8,180)	107,899	363,768
Effect of exchange rate fluctuations on cash	(897)	456	203
Change in cash and cash equivalents	(60,871)	75,005	158,286
Cash and cash equivalents, beginning of period	250,029	175,024	16,738
Cash and cash equivalents, end of period	$189,158	$250,029	$175,024
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$29,427	$29,919	$23,862
Cash paid for taxes	$2,846	$3,185	$3,557
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$11,670	$(4,893)	$16,108
Issuance of common stock in business combination	$—	$—	$44
See accompanying notes.

Upland Software, Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Upland Software, Inc. (“Upland,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a provider of cloud-based enterprise work management software that enables organizations to plan, manage and execute projects and work. Upland’s four cloud offerings address a broad range of enterprise work management needs, from strategic planning to task execution in the following functional areas: Sales, Marketing, Contact Center, Project Management, Information Technology, Business Operations, and Human Resources and Legal.
To support continued growth, Upland intends to pursue acquisitions within its core cloud offerings of complementary technologies and businesses. Upland expects that this will expand its product offerings, customer base and market access, resulting in increased benefits of scale. Consistent with Upland’s growth strategy, Upland has made a total of 29 acquisitions in the 10 years ending December 31, 2021.
2. Summary of Significant Accounting Policies
Basis of Presentation
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in the Company’s accounting policies since December 31, 2020.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include those related to revenue recognition, deferred commissions, allowance for credit losses, stock-based compensation, contingent consideration, acquired intangible assets, the useful lives of intangible assets and property and equipment, and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from those estimates.
We assessed the impact of COVID-19 on the estimates and assumptions and determined there was no material impact. Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of February 24, 2022, the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits and liquid investments with original maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.
Accounts Receivable and Allowance for Credit Losses
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The adoption of ASU 2016-13 resulted in recording a cumulative-effect adjustment to decrease the beginning balance (at January 1, 2020) of Accumulated deficit in the amount of $0.1 million, which represented the accelerated recognition of credit losses related to our trade receivables under the expected credit loss model of calculating our current expected credit losses compared to the previous incurred loss model.
The Company extends credit to the majority of its customers. Issuance of credit is based on ongoing credit evaluations by the Company of customers’ financial condition and generally requires no collateral. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Invoices generally require payment due upon receipt of invoice. The Company generally does not charge interest on past due payments, although the Company's contracts with its customers usually allow it to do so.
To manage accounts receivable credit risk, the Company performs periodic credit evaluations of its customers and maintains current expected credit losses which considers such factors as historical loss information, geographic location of customers, current market conditions, and reasonable and supportable forecasts.
The following table presents the changes in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$1,465	$1,238	$1,405
Cumulative adjustment related to adoption of ASU 2016-13	—	108	—
Provision for credit losses	694	1,115	1,720
Writeoffs, net of recoveries	(1,052)	(996)	(1,887)
Balance at end of year	$1,107	$1,465	$1,238
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues or more than 10% of accounts receivable in the years ended December 31, 2021, 2020 or 2019.
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
Business Combinations
We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, in accounting for our acquisitions which requires the acquisition purchase price to be allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of the purchase price over these estimated fair values is recorded to goodwill.
Significant estimates and assumptions, including fair value estimates, are used to determine the fair value of assets acquired, liabilities assumed, and contingent consideration transferred as well as the useful lives of long-lived assets acquired. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to our initial estimates and assumptions. Upon conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recorded to Acquisition-related expenses on our consolidated statement of operations.

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
The purchase price transferred in our acquisitions often contain holdback and contingent consideration provisions. Holdbacks are subject to reduction for indemnification claims and are typically payable within 12 to 18 months of the acquisition date and are recorded in Liabilities due to sellers of businesses on our consolidated balance sheets. Contingent consideration typically includes earnout payments payable within 6 to 18 months of the date of acquisition based on attainment of certain performance goals. Contingent consideration liabilities are recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted, if necessary. Holdback and contingent consideration liabilities are recorded in Liabilities due to sellers of businesses on our consolidated balance sheet based on their estimated fair values. The estimated fair value of contingent consideration related to potential earnout payments is calculated utilizing a binary option model, and this amount is recorded in Liabilities due to sellers of businesses on our consolidated balance sheets. The fair value of contingent consideration is estimated on a quarterly basis through a collaborative effort by our sales and finance departments. Changes in the fair value of contingent consideration subsequent to the purchase price finalization are recorded as Acquisition-related expenses or Other income (expense), net on our consolidated statements of operations based on management’s assessment of the nature of the liability. In the event a holdback is reduced subsequent to the finalization of purchase accounting, the reduction is recorded as a gain in Acquisition-related expenses or Other income (expense), net on our consolidated statements of operations based on management’s assessment of the nature of the liability.
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
 No impairment of goodwill was identified during the years ended December 31, 2021, 2020 or 2019.
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

There were no impairments of our intangible assets during the years ended December 31, 2021, 2020 or 2019.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine whether impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or net realizable value. No indicators of impairment were identified during the years ended December 31, 2021, 2020 or 2019.
Software Development Costs
Software development costs are expensed as incurred until the point the Company establishes technological feasibility. Technological feasibility is established upon the completion of a working model. Costs incurred by the Company between establishment of technological feasibility and the point at which the product is ready for general release are capitalized, subject to their recoverability, and amortized over the economic life of the related products. Because the Company believes its current process for developing its software products essentially results in the completion of a working product concurrent with the establishment of technological feasibility, no software development costs have been capitalized to date. There were no software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed. Software development costs associated with internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Eligible internal and external costs associated with significant upgrades and enhancements incurred during the application development stage are capitalized as property and equipment. During the years ended December 31, 2021, 2020 or 2019, there were no internal use software development costs capitalized under ASC 350-40, Internal-Use Software.
ASC 350-40 also requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. In accordance with ASC 350-40, (i) capitalized implementation costs are classified in the same balance sheet line item as the amounts prepaid for the related hosting arrangement; (ii) amortization of capitalized implementation costs are presented in the same income statement line item as the service fees for the related hosting arrangement; and (iii) cash flows related to capitalized implementation costs are presented within the same category of cash flow activity as the cash flows for the related hosting arrangement (i.e. operating activity).
As of December 31, 2021 and 2020, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were $0.3 million and $0.6 million, respectively. These costs related primarily to the implementation of a new ERP system. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item on our consolidated statements of operations as the expense for fees for the associated hosting arrangement.
Debt Issuance Costs
The Company capitalizes underwriting, legal, and other direct costs incurred related to the issuance of debt, which are recorded as a direct deduction from the carrying amount of the related debt liability and amortized to interest expense, net over the term of the related debt using the effective interest rate method. Upon the extinguishment of the related debt, any unamortized capitalized debt issuance costs are recorded to Interest expense, net on our consolidated statement of operations. During the year ended December 31, 2019, the Company wrote off debt issuance costs of $2.3 million as a Loss on debt extinguishment on our consolidated statements of operations, as a result of the paydown of our previous credit facility in connection with entering into the Company’s Credit Facility (as hereinafter defined) and discussed in “Note 7. Debt”. In 2021 and 2020, the Company had no write offs of debt issuance costs.

Derivatives
The Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively converted the entire balance of the Company's $540 million original principal term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7 year term of the debt. ASC 815, Derivatives and Hedging, requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship under the hypothetical derivative method and noted that all of the critical terms of the hypothetical derivative and hedging instrument were the same. The hedging relationship continues to limit the Company’s exposure to the variability in interest rates under the Company’s term loans and related cash outflows. As such, the Company has deemed this hedging relationship as highly effective in offsetting cash flows attributable to hedged risk (variability in forecasted monthly interest payments) for the term of the term loans and interest rate swap agreements. All derivative financial instruments are recorded at fair value as a net asset or liability on our consolidated balance sheets. The fair value of interest rate swaps included in Interest rate swap liabilities on our consolidated balance sheets as of December 31, 2021 and 2020 was $8.4 million and $30.0 million, respectively.
The change in the fair value of the hedging instruments is recorded in Unrealized gain (loss) on interest rate swaps on our consolidated statements of comprehensive income. Amounts deferred in Unrealized gain (loss) on interest rate swaps in our consolidated statements of comprehensive income will be reclassified to Interest expense, net on our consolidated statements of operations in the period in which the hedged item affects earnings.
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
The Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, in the first quarter of 2020. Under ASU 2018-13, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public business entities will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements.
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
Revenue Recognition
Refer to “Note 13 Revenue Recognition” for a detailed discussion of accounting policies related to revenue recognition, including deferred revenue and deferred commissions.
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

Customer Relationship Acquisition Costs
Costs associated with the acquisition or origination of customer relationships are capitalized as customer relationship assets as incurred and amortized over the estimated life of the customer relationship. Refer to “Note 13. Revenue Recognition” for further discussion regarding deferred commissions.
Advertising Costs
Advertising costs are expensed in the period incurred. Advertising expenses were $0.9 million, $0.1 million and $0.1 million for the years ended December 31, 2021, 2020 or 2019, respectively. Advertising costs are recorded in Sales and marketing expenses on our consolidated statement of operations.
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
Leases
The Company determines if an arrangement is a lease at inception. This determination includes the review of contracts with third parties to identify the existence of potential embedded leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, current and noncurrent operating lease liabilities on the Company’s consolidated balance sheets. Finance leases are included in property and equipment, accrued expenses and other liabilities, and other noncurrent liabilities on the Company’s consolidated balance sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The lease ROU asset includes any initial direct costs incurred and is reduced for any tenant incentives. As the Company’s leases do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Stock-Based Compensation
We measure all share-based payments, including grants of options to purchase common stock and the issuance of restricted stock or restricted stock units to employees, service providers and board members, using the fair-value at grant date. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized on our consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period. We value restricted stock and restricted stock units at the closing price of our common stock on the grant date. We value stock option awards using the Black-Scholes option-pricing model. For the years ended December 31, 2021, 2020 and 2019, stock-based compensation awards consisted primarily of restricted stock and restricted stock units.

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
Significant assumptions used in the Monte Carlo simulation model for the PRSUs granted during the year ended December 31, 2021 and 2020 are as follows. No PRSUs were granted during the year ended December 31, 2019.

	Year Ended December 31,
	2021	2020
Expected volatility	53.6%	45.1%
Risk-free interest rate	0.1%	1.3%
Remaining performance period (in years)	1.35	1.35
Dividend yield	—	—
Comprehensive Loss
The Company utilizes the guidance in ASC 220, Income Statement—Reporting Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments for subsidiaries with functional currencies other than the United States dollar (“USD”), unrealized translation gains (losses) on foreign currency denominated intercompany loans, and unrealized gains (losses) on interest rate swaps. Refer to “Note 12. Stockholders' Equity—Accumulated Other Comprehensive Income (Loss)” for further discussion of the components of accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 or 2019.
Foreign Currency Transactions
The functional currency of our foreign subsidiaries are primarily the local currencies. Results of operations for foreign subsidiaries are translated in USD using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded as a separate component of the Company’s consolidated statements of stockholders' equity in accumulated other comprehensive loss. Assets and liabilities denominated in currencies other than the functional currency are remeasured using the current exchange rate for monetary accounts and historical exchange rates for non-monetary accounts, with exchange differences on remeasurement included in other expense, net in the accompanying statements of operations. For the years ended December 31, 2021 and 2020 net gains related to remeasurement of foreign currency transactions of $48.6 thousand and $0.2 million, respectively, were recorded in Other expense, net on our consolidated statements of operations. For the year ended December 31, 2019, net losses related to remeasurement of foreign currency transactions of $0.5 million were recorded in Other expense, net on our consolidated statements of operations.
We have foreign currency denominated intercompany loans that were used to fund the acquisition of foreign subsidiaries in 2018 and 2019. Due to the long-term nature of the loans, the foreign currency gains (losses) resulting from remeasurement are recognized as a separate component of the Company’s consolidated statements of stockholders' equity in accumulated other comprehensive loss. During the years ended December 31, 2021, the balances of these intercompany loans were converted to USD. During the years ended December 31, 2021, 2020 and 2019, a translation loss of $0.6 million, gain of $2.3 million, and gain of $2.2 million, respectively, were recognized as a component of accumulated other comprehensive loss in the Company’s statements of stockholders’ equity, related to long-term intercompany loans.

Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company does not anticipate the adoption of this standard to have a material impact on its consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer in a business combination is generally required to recognize and measure the assets it acquires and the liabilities it assumes at fair value on the acquisition date. The new guidance will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. These amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact of this standard on our consolidated financial statements.

3. Acquisitions
The Company performs quantitative and qualitative analyses to determine the significance of each acquisition to its consolidated financial statements. As such, the acquisitions below were deemed to be insignificant on an individual and cumulative basis.
2021 Acquisitions
Acquisitions completed during the year ended December 31, 2021 include the following:
•Panviva - On June 24, 2021, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Panviva Pty Ltd, an Australian proprietary company (“Panviva”), a cloud-based enterprise knowledge management solution. Revenues recorded since the acquisition date through December 31, 2021 were approximately $3.9 million.
•BlueVenn - On February 28, 2021 the Company entered into an agreement to purchase the shares comprising the entire issued share capital of BlueVenn Group Limited, a company limited by shares organized and existing under the laws of England and Wales (“BlueVenn”), a cloud-based customer data platform. Revenues recorded since the acquisition date through December 31, 2021 were approximately $12.6 million.
•Second Street - On January 19, 2021, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Second Street Media, Inc., a Missouri corporation (“Second Street”), an audience engagement platform. Revenues recorded since the acquisition date through December 31, 2021 were approximately $10.2 million.
•See “Note 17. Subsequent Events” for discussion of the acquisitions of Objectif Lune Inc. and BA-Insight, Inc., which were completed subsequent to December 31, 2021.
We determined that disclosing the amount of Panviva, BlueVenn and Second Street related earnings included in the consolidated statements of operations is impracticable, as certain operations of Panviva, BlueVenn and Second Street were integrated into the operations of the Company from the date of acquisition.

2020 Acquisitions
The acquisition completed during the year ended December 31, 2020 include the following:
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
Consideration
The following table summarizes the consideration transferred for the acquisitions described above (in thousands):

	Panviva	BlueVenn	Second Street	Localytics	Altify	InGenius	Cimpl	Kapost	Postup
Cash	$19,931	$53,535	$25,436	$67,655	$84,000	$26,428	$23,071	$45,000	$34,825
Holdback(1)	3,517	2,429	5,000	345	—	3,000	2,600	5,000	175
Contingent consideration(2)	—	2,535	1,650	1,000	—	4,865	—	—	—
Working capital and other adjustments (3)	379	(537)	(1,365)	(5,238)	—	—	—	(601)	—
Total consideration	$23,827	$57,962	$30,721	$63,762	$84,000	$34,293	$25,671	$49,399	$35,000
(1)Represents cash holdbacks subject to indemnification claims that are payable 12 months from closing for Panviva, Second Street, Localytics, InGenius, Cimpl, Kapost and Postup and 18 months following the closing of BlueVenn.
(2)Represents the acquisition date fair value of anticipated earnout payments which are based on the estimated probability of attainment of the underlying future performance-based conditions at the time of acquisition. The maximum potential payout for the BlueVenn, Second Street, Localytics and InGenius earnouts were $21.7 million, $3.0 million, $1.0 million and $15.0 million, respectively. As of December 31, 2021, the fair value of the earnouts for BlueVenn and Second Street were zero. The earnout for Localytics and InGenius were paid in full during the year ended December 31, 2020 based on an ending fair value of $1.0 million and $4.5 million, respectively. Refer to “Note 4. Fair Value Measurements” for further discussion regarding the calculation of fair value of acquisition related earnouts and subsequent payouts.
(3)Working capital and other adjustments includes a $5.2 million reduction in total consideration for Localytics related to a representation and warranty insurance settlement which is included in Prepaids and other on our consolidated balance sheets as of December 31, 2020 and a $1.4 million reduction in total consideration for Second Street related to an indemnification claim which was charged to Liabilities due to sellers of businesses (Holdback) on our consolidated balance sheets during 2021.

Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase accounting for the 2021 acquisitions of Panviva are BlueVenn are preliminary as the Company has not finalized the tax impact of these acquisitions. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete the purchase accounting for BlueVenn no later than the first quarter of 2022 and no later than the second quarter of 2022 for Panviva.
The following condensed table presents the finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions closed in 2020 and 2021 (in thousands):

	Preliminary		Final
	Panviva	BlueVenn	Second Street	Localytics
Year Acquired	2021	2021	2021	2020

Cash	$132	$1,115	$—	$—
Accounts receivable	2,122	1,289	1,105	3,648
Other current assets	4,985	1,983	89	6,323
Operating lease right-of-use asset	197	1,357	489	7,605
Property and equipment	26	611	156	409
Customer relationships	9,757	18,888	14,600	30,500
Trade name	76	238	200	300
Technology	2,194	4,337	3,400	6,600
Goodwill	16,604	44,646	16,586	33,543
Other assets	33	24	13	6
Total assets acquired	36,126	74,488	36,638	88,934
Accounts payable	(1,257)	(2,772)	(230)	(2,382)
Accrued expense and other	(5,053)	(2,164)	(378)	(6,761)
Deferred tax liabilities	(2,395)	(3,640)	(4,320)	(3,382)
Deferred revenue	(3,397)	(6,593)	(500)	(4,812)
Operating lease liabilities	(197)	(1,357)	(489)	(7,835)
Total liabilities assumed	(12,299)	(16,526)	(5,917)	(25,172)
Total consideration	$23,827	$57,962	$30,721	$63,762
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
The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the years ended December 31, 2021 and 2020 (in years):

	Useful Life
	December 31, 2021	December 31, 2020
Customer relationships	7.0	8.0
Trade name	2.0	2.0
Developed technology	5.0	5.0
Total weighted-average useful life	6.6	7.4

During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to management’s estimates and assumptions. The change in the preliminary acquisition-date fair value of assets and liabilities for Localytics during the year ended December 31, 2020 was related primarily to a $0.9 million decrease in deferred tax liabilities. The change in the preliminary acquisition-date fair value of assets and liabilities for BlueVenn and Panviva during the year ended December 31, 2021 was related primarily to an increase in identified intangible assets. We expect to finalize our analysis of certain tax-related considerations during the first quarter of 2022.
The goodwill of $111.4 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes related to the above acquisitions was $2.0 million.
Total transaction costs incurred with respect to acquisition activity in the years ended December 31, 2021, 2020 and 2019 were $6.6 million, $4.3 million and $11.3 million, respectively. These costs are included in Acquisition-related expenses on our consolidated statement of operations.
Other Acquisitions and Divestitures
From time to time we may purchase or sell customer relationships that meet certain criteria. We had no purchase or sale of customer relationships during the year ended December 31, 2021. During the year ended December 31, 2020, we completed customer relationship acquisitions totaling $0.2 million.
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
As of December 31, 2021 and 2020 the Company had contingent accrued earnout business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted, if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels or changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. Any gain (loss) related to subsequent changes in the fair value of contingent consideration is recorded in Acquisition-related expense or Other income (expense), net on our consolidated statements of operations based on management's assessment of the nature of the liability. Earnout consideration liabilities are included in Liabilities due to sellers of businesses on our consolidated balance sheets.
In connection with entering into, and expanding, the Company's credit facility, as discussed further in “Note 7. Debt”, the Company entered into interest rate swaps for the full 7 year term of the Company’s term loans, effectively fixing our interest rate at 5.4% for the full value of the Company’s term loans. The fair value of this swap is measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2. As of December 31, 2021 and 2020 the fair value of the interest rate swaps are included in Interest rate swap liabilities and Other assets, respectively, on our consolidated balance sheets.

Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap liability	$—	$8,409	$—	$8,409

	Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap liability	$—	$30,032	$—	$30,032

The following table presents additional information about earnout consideration liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

	December 31,
	2021	2020
Beginning balance	$—	$4,394

Remeasurement adjustments:
(Gain) loss included in earnings	(4,169)	155
Foreign currency translation adjustments	(16)	—

Acquisitions and settlements:
Acquisitions	4,185	1,000
Settlements (1)	—	(5,549)
Ending balance	$—	$—
(1)The year ended December 31, 2020 includes payments of $1.0 million and $4.5 million for the outstanding balance of earnout liabilities related to the acquisition of Localytics and InGenius, respectively, as described in “Note 3. Acquisitions”.
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
Debt
The Company believes the carrying value of its long-term debt at December 31, 2021 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company. The estimated fair value and carrying value of the Company's debt, before debt discount, at December 31, 2021 and December 31, 2020 are $527.9 million and $533.3 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.
5. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for each of the two years in the period ended December 31, 2021 are summarized in the table below (in thousands):

Goodwill Adjustments
Balance at December 31, 2019	$346,134
Acquired in business combinations	39,646
Adjustment related to prior year business combinations (1)	(996)
Adjustment related to finalization of business combinations	(6,103)
Foreign currency translation adjustment	4,917
Balance at December 31, 2020	$383,598
Acquired in business combinations	85,102
Adjustment related to finalization of current year business combinations	(7,266)
Foreign currency translation adjustment	(3,962)
Balance at December 31, 2021	$457,472
(1)Related to changes in the ASC 805 valuation of intangible assets in the prior year business combination of Altify.

Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets and developed technology that the Company recorded as part of its business acquisitions purchases and from acquisitions of customer relationships. The following is a summary of the Company’s Intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2021
Customer relationships	1-10	$358,943	$126,329	$232,614
Trade name	1.5-10	9,714	5,752	3,962
Developed technology	4-9	88,548	45,204	43,344
Non-compete agreements	3	$1,148	$1,148	$—
Total intangible assets		$458,353	$178,433	$279,920

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2020
Customer relationships	1-10	$318,941	$89,131	$229,810
Trade name	1.5-10	9,283	4,763	4,520
Developed technology	4-9	79,382	33,929	45,453
Non-compete agreements	3	1,148	956	192
Total intangible assets		$408,754	$128,779	$279,975
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. During the years ended December 31, 2021 and 2020, the Company considered the current market environment and economic conditions arising from the ongoing COVID-19 pandemic as a potential indicator of impairment of its intangible assets and goodwill. During the fourth quarter of 2019, management made the decision to sunset and divest certain minor non-strategic customer contracts and related website management and analytics assets. The remaining useful life of certain customer relationship assets included in the sunset asset group were reduced by 1 year to 2.5 years which represents the term left on the current active contracts. Management has determined there have been no other changes in the useful life during the years ended December 31, 2021, 2020, and 2019. No impairment was recorded during the years ended December 31, 2021, 2020 and 2019. Total amortization expense was $50.9 million, $44.9 million, and $32.4 million during the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Year ending December 31:	Amortization Expense
2022	$49,288
2023	46,944
2024	44,593
2025	41,318
2026	38,693
Thereafter	59,084
Total	$279,920

6. Income Taxes
The Company's loss from continuing operations before income taxes for the year ended December 31, was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Loss before provision for income taxes:
United States	$(53,981)	$(43,851)	$(41,237)
Foreign	(12,575)	(11,602)	(10,939)
	$(66,556)	$(55,453)	$(52,176)
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$—	$—	$(10)
State	363	402	395
Foreign	2,349	2,449	1,989
Total Current	$2,712	$2,851	$2,374

Deferred
Federal	$(5,180)	$(2,275)	$(5,139)
State	(1,033)	(137)	(103)
Foreign	(4,843)	(4,673)	(3,937)
Total Deferred	(11,056)	(7,085)	(9,179)
(Benefit from) provision for income taxes	$(8,344)	$(4,234)	$(6,805)
As of December 31, 2021 the Company had total net operating loss carryforwards of approximately $365.8 million consisting of $327.3 million and $38.5 million related to the U.S federal and foreign net operating loss carryforwards, respectively. In addition, as of December 31, 2021, the Company had research and development credit carryforwards of approximately $4.4 million. The U.S. federal net operating loss and credit carryforwards will expire beginning in 2022, if not utilized. Utilization of the U.S. federal net operating losses and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation will result in the expiration of approximately $155.0 million of U.S. federal net operating losses and $4.4 million of credit carryforwards before utilization. The U.S. federal net operating loss and credit carryforwards will expire beginning in 2022, if not utilized, with $36.6 million of net operating losses carrying forward indefinitely. The entirety of the $38.5 million of the foreign net operating loss carryforwards carry forward indefinitely.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Deferred tax assets:
Accrued expenses and allowances	$2,197	$2,095	$2,616
Deferred revenue	536	613	28
Stock compensation	1,558	1,151	1,157
Net operating loss and tax credit carryforwards	53,388	53,157	45,716
Disallowed interest expense carryforwards	15,654	11,599	6,692
Capital expenses	321	286	192
Tax credit carryforwards	—	600	991
Lease liability	2,340	3,054	2,177
Unrealized losses	1,974	7,617	—
Other	638	658	696
Valuation allowance for noncurrent deferred tax assets	(28,627)	(35,701)	(21,179)
Net deferred tax assets	$49,979	$45,129	$39,086

Deferred tax liabilities:
Prepaid expenses	$(272)	$(260)	$(210)
Intangible assets	(59,092)	(56,541)	(53,737)
Goodwill	(6,570)	(5,954)	(5,187)
Tax credit carryforwards	(99)	—	—
Right of use asset	(1,330)	(2,597)	(2,135)
Unrealized gains	—	—	(1,184)
Deferred commissions	(5,409)	(3,869)	(2,318)
Net deferred tax liabilities	$(72,772)	$(69,221)	$(64,771)
Net deferred taxes	$(22,793)	$(24,092)	$(25,685)
Due to the uncertainty surrounding the timing of realizing the benefits of its domestic favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its domestic net deferred tax assets, exclusive of goodwill. During the years ended December 31, 2021 and 2020, the valuation allowance decreased by approximately $7.1 million and increased by approximately $14.5 million, respectively. The valuation allowance for the year ended December 31, 2021 decreased by approximately $5.7 million due to the tax effect of items recorded in other comprehensive income and approximately $6.4 million due to acquired net deferred tax liabilities as a result of domestic business combinations, which was recorded as an income tax benefit, which is partially offset with the remaining increase of approximately $5.0 million related primarily to current operations. The valuation allowance for the year ended December 31, 2020 increased by approximately $10.7 million due to the tax effect of items recorded in other comprehensive income and decreased approximately $2.4 million due to acquired net deferred tax liabilities as a result of domestic business combinations, which was recorded as an income tax benefit, with the remaining increase of approximately $6.2 million related to primarily current operations.
At December 31, 2021, we did not provide deferred income taxes on temporary differences resulting from earnings of certain foreign subsidiaries which are indefinitely reinvested. The reversal of these temporary differences could result in additional tax; however, it is not practicable to estimate the amount of any unrecognized deferred income tax liabilities at this time. Deferred income taxes are provided as necessary with respect to earnings that are not indefinitely reinvested.

The Company’s provision for income taxes differs from the expected tax expense (benefit) computed by applying the statutory federal income tax rate to income before taxes due to the following:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.5%	1.6%	2.7%
Tax credits	0.6%	(0.1)%	1.4%
Effect of foreign operations	(0.6)%	(1.1)%	(1.0)%
Stock compensation	(5.4)%	(0.3)%	4.1%
Disallowed excess executive compensation	(5.3)%	(4.0)%	(2.1)%
Permanent items and other	0.1%	(0.7)%	(2.3)%
Change in valuation allowance	1.1%	(8.8)%	(10.8)%
Change in tax rates	(2.6)%	—%	—%
Australia tax basis uplift	2.1%	—%	—%
	12.5%	7.6%	13.0%
Under ASC 740-10, Income Taxes - Overall, the Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. The Company has determined it has the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2021. It is reasonably possible that a reduction of $0.8 million of unrecognized tax benefits may occur within the next 12 months due to the expiration of statutes of limitation, affecting our income tax provision and therefore benefit the resulting effective tax rate. The actual amount could very depending on any actual settlement prior to the expiration of statutes of limitation. To the extent the Company is required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability, (in thousands).

Balance at December 31, 2019	$689
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(79)
Settlements	—
Balance at December 31, 2020	$610
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	162
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2021	$772
If the Company were to recognize unrecognized tax benefits as of December 31, 2021, $0.8 million would impact the effective tax rate. The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021, the Company had accrued $0.4 million of interest or penalties related to uncertain tax positions, none of which is expected to reverse in the next 12 months.
The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2017 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2016.  The Company is not currently under audit for federal, state or any foreign jurisdictions. US operating losses generated in years prior to 2017 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

7. Debt
Long-term debt consisted of the following at December 31, 2021 and December 31, 2020 (in thousands):

	December 31,
	2021	2020
Senior secured loans (includes unamortized discount of $9,520 and $11,648 based on an imputed interest rate of 5.8% and 5.8%, at December 31, 2021 and December 31, 2020, respectively)	$518,330	$521,603
Less current maturities	(3,167)	(3,166)
Total long-term debt	$515,163	$518,437
Credit Facility
On August 6, 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of December 31, 2021. The Credit Facility replaced the Company's previous credit facility. All outstanding balances under our previous credit facility were paid off using proceeds from our Credit Facility.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At December 31, 2021, the fair value of the interest rate swap was a $8.4 million liability as a result of a increase in short term interest rates from 2020 to 2021. In the next twelve months, the Company estimates that $1.9 million will be reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on our consolidated statement of operations.

	Year Ended December 31
	2021	2020	2019
Unrealized gain (loss) recognized in Other comprehensive income on interest rate swaps	$21,623	$(32,455)	$2,424
Gain (loss) on interest rate swap (included in Interest expense, net on our consolidated statement of operations)	$(8,250)	$(5,500)	$484

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
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of December 31, 2021, the Company had no borrowings outstanding under the Revolver or related sub facility.
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

The Credit Facility has no financial covenants as long as less than 35% of the Revolver is drawn as of the last day of any fiscal quarter. If 35% of the Revolver is drawn as of the last day of a given fiscal quarter, the Company will be required to maintain a Total Leverage Ratio (the ratio of funded indebtedness as of such date less the amount of unrestricted cash and cash equivalents of the Company and its guarantors in an amount not to exceed $50.0 million, to Adjusted EBITDA (calculated on a pro forma basis including giving effect to any acquisition)), measured on a quarter-end basis for each four consecutive fiscal quarters then ended, of not greater than 6.00 to 1.00.
The Credit Facility contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, change in control, bankruptcy and insolvency defaults and material judgment defaults. The occurrence of an event of default could result in the acceleration of Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate. The Term Loan and Revolver are secured by substantially all of the Company's assets. As of December 31, 2021 the Company was in compliance with all covenants under the Credit Facility.
Cash interest costs averaged 5.4% for both the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had $9.5 million of unamortized debt issuance costs associated with the Credit Facility. These issuance costs will be amortized to Interest expense, net on our consolidated statement of operations, over the term of the Credit Facility. During the year ended December 31, 2019, the Company wrote off debt issuance costs of $2.3 million as a Loss on debt extinguishment on our consolidated statement of operations, as a result of the paydown of our previous credit facility. During the years ended December 31, 2021 and 2020, the Company had no write offs of debt issuance costs.

Debt Maturities
Under the terms of the Credit Facility, future debt maturities of long-term debt excluding debt discounts at December 31, 2021 are as follows, (in thousands):

Year ending December 31:
2022	$5,400
2023	5,400
2024	5,400
2025	5,400
2026	506,250
Thereafter	—
$527,850
Less unamortized discount	9,520
Total debt outstanding, net of discount	$518,330

8. Net Loss Per Share
The following table sets for the computations of loss per share:

	Year Ended December 31,
(In thousands, except share and per share amounts)	2021	2020	2019
Numerators:
Net loss	$(58,212)	$(51,219)	$(45,371)
Denominator:
Weighted–average common shares outstanding, basic and diluted	30,295,769	26,632,116	23,099,549
Net loss per common share, basic and diluted	$(1.92)	$(1.92)	$(1.96)
Due to the net losses incurred for the years ended December 31, 2021, 2020 and 2019, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The following table sets forth the anti-dilutive common share equivalents excluded from the weighted-average shares used to calculate diluted net loss per common share:

	Year Ended December 31,
	2021	2020	2019
Stock options	227,605	264,002	329,698
Restricted stock awards	—	34,508	371,217
Restricted stock units	1,379,747	1,261,290	790,807
Performance restricted stock units	63,537	66,297	—
Total anti–dilutive common share equivalents	1,670,889	1,626,097	1,491,722

9. Leases
Operating Leases
The Company leases office space under operating leases that expire between 2022 and 2027. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed rent increases over the term of the lease, rent holidays and provide for additional renewal periods. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis.

Finance Leases
The current and long-term portion of finance lease obligations are included in Accrued expenses and other current liabilities and Other long-term liabilities line items on the consolidated balance sheet, respectively. As of December 31, 2021, the Company no longer had any finance lease agreements. At December 31, 2020, the Company's finance lease agreements were generally for four years and contained a bargain purchase option at the end of the lease term.
Lease Expense
Total office rent expense for the years ended December 31, 2021, 2020 and 2019 were approximately $6.2 million, $5.9 million and $2.9 million, respectively. The $6.2 million office rent expense in 2021 includes approximately $4.4 million of transformation charges in conjunction with the closures of the Panviva, BlueVenn, Second Street and Localytics offices as we continue to consolidate and integrate these acquisitions. The $5.9 million office rent expense in 2020 includes approximately $3.6 million of transformation charges in conjunction with the closures of the Localytics, Kapost and Altify offices as we continue to consolidate and integrate these acquisitions.
The Company has entered into sublease agreements related to excess office space as a result of the Company's transformation activities related to its acquisitions. The Company’s current sublease agreements terminate in 2027. For the years ended December 31, 2021, 2020 and 2019, the Company recognized rental income on subleases, as offsets to rental expense, of $1.1 million , $0.8 million and $0.5 million, respectively. Operating lease obligations in the future minimum payments table below do not include the impact of future rental income of $2.9 million related to these subleases as of December 31, 2021.
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$7,279	6,681
Finance lease costs:
Amortization of right-of-use assets	29	139
Interest on lease liabilities	—	10
Sublease income	(1,068)	(798)
Total lease expense	$6,240	6,032
Other information about lease amounts recognized on our consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$4,111	$4,160
Operating cash flows from finance leases	$—	$10
Financing cash flows from finance leases	$12	$88
Right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$2,748	$8,915
Weighted average remaining lease term (in years):
Operating leases	3.6	4.1
Finance leases	0.0	2.6
Weighted average discount rate
Operating leases	5.4%	5.6%
Finance leases	—%	5.1%

As of December 31, 2021, the Company no longer had any finance lease agreements. Future minimum payments for operating lease obligations and purchase commitments are as follows (in thousands):

Operating Leases
2022	$4,060
2023	3,270
2024	2,219
2025	1,485
2026	945
Thereafter	44
Total minimum lease payments	12,023
Less amount representing interest	(1,704)
Present value of lease liabilities	$10,319

Operating lease liabilities, current	3,546
Operating lease liabilities, noncurrent	6,773
Total lease liabilities	$10,319

10. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment.
Future minimum payments for purchase commitments are as follows (in thousands):

Year	Purchase Commitments
2022	$22,771
2023	12,256
2024	11,379
2025	6,694
2026	—
Thereafter	—
Total minimum payments	$53,100
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. As of December 31, 2021, the Company is not involved in any current or pending legal proceedings, and does not anticipate any legal proceedings, that may have a material adverse effect on its consolidated financial position or results of operations.
In addition, when we acquire companies, we require that the sellers provide industry standard indemnification for breaches of representations and warranties contained in the acquisition agreement and we will withhold payment of a portion of the purchase price for a period of time in order to satisfy any claims that we may make for indemnification. In certain transactions, we agree with the sellers to purchase a representation and warranty insurance policy that will pay such claims for indemnification. From time to time we may have one or more claims for indemnification pending. Similarly, we may have one or more ongoing negotiations related to the amount of an earnout. Gain contingencies related to indemnification claims are not recognized on our consolidated financial statements until realized.

11. Property and Equipment, Net
Property and equipment consisted of the following (in thousands) at:

	December 31,
	2021	2020
Equipment	$15,327	$13,515
Furniture and fixtures	668	645
Leasehold improvements	1,766	1,751
Accumulated depreciation	(15,094)	(13,133)
Property and equipment, net	$2,667	$2,778
Amortization of assets recorded under financing leases is included with depreciation expense. Depreciation and amortization expense on Property and equipment, net was $2.0 million, $2.2 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. During 2020 we recognized a $0.6 million loss on disposal of assets related primarily to leasehold improvements associated with the consolidation and integration of prior year acquisitions.The Company recorded no impairment of property and equipment and recorded no losses on the disposal of property and equipment during the years ended December 31, 2021 and 2019.
12. Stockholders' Equity
Common and Preferred Stock
Our certificate of incorporation authorizes shares of stock as follows: 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. The common and preferred stock has a par value of $0.0001 per share. No shares of preferred stock are issued or outstanding.
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
Registration Statement
On August 10, 2020, the Company filed a registration statement on Form S-3 (File No. 333-243728) (the “2020 S-3”), which became effective automatically upon its filing and covers an unlimited amount of securities. The 2020 S-3 will remain effective through August 2023. On August 14, 2020, we completed a registered underwritten public offering pursuant to the 2020 S-3 of 3,500,000 shares of the Company's $0.0001 par value common stock for an offering price to the public of $34.00 per share. In addition, on August 27, 2020 we closed the sale of an additional 525,000 shares issuable pursuant to a fully exercised option to purchase additional shares granted to the underwriters of the offering. The total net proceeds of the offering, including shares issued pursuant to the fully exercised option, of $130.1 million, net of issuance costs of $6.8 million, will be used for general business purposes, including the funding of future acquisitions. There are no open outstanding security offerings at this time.
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of two elements, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ equity section on our consolidated balance sheets and excluded from net income (loss). Other comprehensive income (loss) consists primarily of foreign currency translation adjustments for subsidiaries with functional currencies other than the USD, unrealized translation gains (losses) on intercompany loans with foreign subsidiaries, and unrealized gains (losses) on interest rate swaps.

The following table shows the components of accumulated other comprehensive loss, net of income taxes, (“AOCI”) in the stockholders’ equity section on our consolidated balance sheets at the dates indicated (in thousands):

	December 31,
	2021	2020
Other comprehensive loss
Foreign currency translation adjustment	$(5,657)	$644
Unrealized translation gain on intercompany loans with foreign subsidiaries	2,552	3,154
Unrealized loss on interest rate swaps	(8,409)	(30,032)
Total accumulated other comprehensive loss	$(11,514)	$(26,234)
The Unrealized translation gain on intercompany loans with foreign subsidiaries as of December 31, 2021 is net of unrealized income tax expense of $1.9 million. The income tax expense (benefit) allocated to each component of other comprehensive income (loss) for all other periods and components was not material.
The functional currency of our foreign subsidiaries are the local currencies. Results of operations for foreign subsidiaries are translated in USD using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss.
The Company had foreign currency denominated intercompany loans that were used to fund the acquisitions of foreign subsidiaries. As of April 1, 2020 the Company amended the loan agreements to be denominated in USD. Due to the long-term nature of the loans, the unrealized translation gains (losses) resulting from re-measurement are recognized as a component of accumulated other comprehensive income (loss).
Stock Compensation Plans
The Company maintains two stock-based compensation plans, the 2010 Stock Option Plan (the “2010 Plan”) and the 2014 Stock Option Plan (the “2014 Plan”), which are described below.
2010 Plan
At December 31, 2021, there were 69,701 options outstanding under the 2010 Plan. Following the effectiveness of the Company’s 2014 Plan in November 2014, no further awards have been made under the 2010 Plan, although each option previously granted under the 2010 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2010 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2010 Plan instead will be available for issuance under the 2014 Plan.
2014 Plan
In November 2014, the Company adopted the 2014 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The 2014 Plan also provides for the automatic grant of option awards to our non-employee directors. As of December 31, 2021, there were 157,904 options outstanding under the 2014 Plan, and shares of common stock reserved for issuance under the 2014 Plan consist of 599,639 shares. In addition, the number of shares available for issuance under the 2014 Plan will be increased annually in an amount equal to the least of (i) 4% of the outstanding Shares on the last day of the immediately preceding Fiscal Year or (ii) such number of Shares determined by the Board. At December 31, 2021, there were 1,379,747 restricted stock units and 63,537 performance based restricted stock units outstanding under the 2014 Plan.
Under both the 2010 Plan and 2014 Plan, options granted to date generally vest over a three or four year period, with a maximum term of ten years. The Company also grants restricted stock awards (“RSAs”) which generally vest annually over a three or four year period. Shares issued upon any stock option exercise and restricted under the 2010 Plan or 2014 Plan will be issued from the Company's authorized but unissued shares.

Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$2,088	$1,951	$1,000
Research and development	3,085	3,391	2,310
Sales and marketing	5,957	3,450	1,543
General and administrative (1)	42,743	32,900	20,901
Total	$53,873	$41,692	$25,754
(1)In March 2021 our former co-President and Chief Operating Officer (“COO”) resigned from his positions and entered into an advisory agreement with the Company pursuant to which he will serve as a strategic advisor to the Company through December 31, 2022. Stock-based compensation for the twelve months ended December 31, 2021 includes $6.3 million related to the acceleration and deemed modification of the unvested portion of grants held by our former COO at the time of transition, even though these shares continue to vest over their existing vesting schedule through 2022. In accordance with ASC 718, Compensation—Stock Compensation, the fair value of these awards were modified and all related expense accelerated on the date of modification as a result of the reduction in required service.
Our income tax benefits recognized from stock-based compensation arrangements in each of the periods presented were immaterial due to cumulative losses and valuation allowances.

Restricted Stock Units
During the year ended December 31, 2021 the Company granted restricted stock units under its 2014 Stock Incentive Plan, in lieu of restricted stock awards, primarily for stock plan administrative purposes. Restricted stock unit activity during the year ended December 31, 2021 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2020	1,261,290	$39.92
Units granted	1,249,066	47.33
Units vested	(981,812)	42.09
Awards forfeited	(148,797)	43.60
Unvested balances at December 31, 2021	1,379,747	$44.69
The total fair value of restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was approximately $28.2 million, $31.0 million and $10.6 million , respectively. As of December 31, 2021, $55.2 million of unrecognized compensation cost related to unvested restricted stock awards and restricted stock units (including performance based awards) is expected to be recognized over a weighted-average period of 1.7 years.
Performance Based Restricted Stock Units
In 2020 and 2021, 50% of the awards made to our Chief Executive Officer were performance based restricted stock units ("PRSUs"). The PRSU agreements provide that the quantity of units subject to vesting may range from 0% to 300% of the units granted per the table below based on the Company's absolute total shareholder return at the end of the eighteen month performance period for each award. Units granted per the table below are based on a 100% target payout. Compensation expense is recognized over the required service period of the grant and is determined based on the grant date fair value of the award and is not subject to fluctuation due to achievement of the underlying market-based target.

PRSU activity during the year ended December 31, 2021 is as follows:

	Number of PRSUs Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2020	66,297	$79.72
Units granted	63,537	84.87
Incremental PRSUs (1)	69,048
Units vested	(135,345)	79.72
Unvested balances at December 31, 2021	63,537	$84.87
(1)Represents incremental PRSUs earned and vested during the period based on absolute shareholder return achievement over 100% of target during the performance period.
The total fair value of PRSUs vested during the years ended December 31, 2021, 2020 and 2019 was $5.6 million, $0.0 million and $0.0 million, respectively.
Restricted Stock Awards
Restricted stock activity during the year ended December 31, 2021 is as follows:

	Number of Restricted Shares Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2020	34,508	$30.13
Awards granted	—	$—
Awards vested	(34,508)	$30.13
Awards forfeited	—	$—
Unvested balances at December 31, 2021	—	$—
The total fair value of restricted stock awards vested during the years ended December 31, 2021, 2020 and 2019 was approximately $1.4 million, $11.7 million and $24.7 million, respectively.
Stock Option Activity
Stock option activity during the year ended December 31, 2021 is as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	264,002	$8.93
Options granted	—	—
Options exercised	35,983	7.62
Options forfeited	—	—
Options expired	414	1.56
Outstanding at December 31, 2021	227,605	$9.15	3.4	$2,185
Options vested and expected to vest at December 31, 2021	227,605	$9.15	3.4	$2,185
Options vested and exercisable at December 31, 2021	227,605	$9.15	3.4	$2,185
The aggregate intrinsic value of options exercised at December 31, 2021, 2020 and 2019, was approximately $1.1 million, $2.3 million and $2.8 million , respectively. The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was approximately $0.0 million, $0.0 million and $0.0 million , respectively.

As of December 31, 2021, there was no remaining unrecognized compensation cost related to stock options .
The Company received approximately $0.3 million in cash from option exercises under the respective Plans in 2021. The Company issued shares from amounts reserved under the respective Plans upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under any of the Company’s stock option Plans.
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
Revenue is recognized based on the following five step model in accordance with ASC 606, Revenue from Contracts with Customers:
•Identification of the contract with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the Company satisfies a performance obligation
Performance obligations under our contracts consist of subscription and support, perpetual licenses, and professional services revenue within a single operating segment.
Subscription and Support Revenue
The Company's software solutions are available for use as hosted application arrangements under subscription fee agreements without licensing perpetual rights to the software. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company's solution is made available to the customer. As our customers have access to use our solutions over the term of the contract agreement we believe this method of revenue recognition provides a faithful depiction of the transfer of services provided. Our subscription contracts are generally 1 to 3 years in length. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or subscription and support revenue, depending on whether the revenue recognition criteria have been met. Additional fees for monthly usage above the levels included in the standard subscription fee are recognized as subscription and support revenue at the end of each month and is invoiced concurrently. Subscription and support revenue includes revenue related to the Company’s digital engagement application which provides short code connectivity for its two-way short message service (“SMS”) programs and campaigns. As discussed further in the “—Principal vs. Agent Considerations” section below, the Company recognizes revenue related to these messaging-related subscription contracts on a gross basis.
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

Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including professional services sold with either individual or multiple subscriptions or perpetual licenses. For these contracts, the Company records individual performance obligations separately if they are distinct by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price (“SSP”) of each distinct good or service in the contract. We only include estimated amounts of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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
Generally, the Company reports revenue from vendor reseller agreements on a gross basis, meaning the amounts billed to customers are recorded as revenue, and expenses incurred are recorded as cost of revenue. As the Company is primarily obligated in its messaging-related subscription contracts, has latitude in establishing prices associated with its messaging program management services, is responsible for fulfillment of the transaction, and has credit risk, we have concluded it is appropriate to record revenue on a gross basis with related pass-through telecom messaging costs incurred from third parties recorded as cost of revenue. Revenue provided from agreements in which the Company is an agent are immaterial.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, and deferred revenue. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in unbilled receivables, which are expected to be billed during the succeeding twelve-month period and are recorded in Unbilled receivables in our consolidated balance sheets. A contract liability results when we receive prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. We recognize contract liabilities as revenue upon satisfaction of the underlying performance obligations. Contract liabilities that are expected to be recognized as revenue during the succeeding twelve-month period are recorded in Deferred revenue and the remaining portion is recorded in Deferred revenue, noncurrent on the accompanying consolidated balance sheets at the end of each reporting period.
Deferred revenue primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for maintenance and other services, as well as initial subscription fees. We recognize deferred revenue as revenue when the services are performed, and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, we require payment before the products or services are delivered to the customer.

Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of December 31, 2021 and 2020 unbilled receivables were $4.8 million and $4.6 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded as Deferred commissions, current, and the remainder is recorded as Deferred commissions, noncurrent, in our consolidated balance sheets. Amortization expense is included in sales and marketing expenses on our consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy as described in “Note 2. Summary of Significant Accounting Policies”. No indicators of impairment were identified during the year ended December 31, 2021.
The following table presents the activity impacting deferred commissions for the year ended December 31, 2021 (in thousands):

Deferred Commissions

Deferred commissions balance at December 31, 2020	$18,746
Capitalized deferred commissions	14,581
Amortization of deferred commissions	(8,695)
Deferred commissions balance at December 31, 2021	$24,632
Commissions capitalized in excess of amortization of deferred commissions for the year ended December 31, 2021 were $5.9 million.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the year ended December 31, 2021, we recognized $83.1 million and $2.2 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period. In addition, during the year ended December 31, 2021 we recognized $7.8 million in revenue that was included in the acquired deferred revenue balance of our 2021 acquisitions as disclosed in “Note 3. Acquisitions”.
Remaining Performance Obligations
As of December 31, 2021, approximately $295.4 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 67% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues:
Subscription and support:
United States	$205,882	$206,320	$140,882
United Kingdom	45,673	39,032	38,879
Canada	13,870	14,830	10,504
Other International	22,196	17,322	13,601
Total subscription and support revenue	287,621	277,504	203,866
Perpetual license:
United States	1,840	1,396	5,395
United Kingdom	11	16	42
Canada	109	76	111
Other International	190	396	190
Total perpetual license revenue	2,150	1,884	5,738
Professional services:
United States	8,104	8,721	9,250
United Kingdom	2,666	2,059	2,367
Canada	410	504	536
Other International	1,065	1,106	880
Total professional service revenue	12,245	12,390	13,033
Total revenue	$302,016	$291,778	$222,637

14. Employee Benefit Plans
The Company has established various international defined contribution plans and one voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code. The Company made no contributions to the 401(k) plans for the years ended December 31, 2021, 2020 and 2019.
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

Revenue
See “Note 13 Revenue Recognition—Disaggregated Revenue” for a detail of revenue by geography.
Identifiable Long-Lived Assets

	December 31,
	2021	2020
Identifiable long-lived assets:
United States	$1,367	$1,454
United Kingdom	533	429
Canada	536	606
Other International	231	289
Total identifiable long-lived assets	$2,667	$2,778

16. Related Party Transactions
We are a party to two agreements, as detailed below, with companies controlled by ESW Capital LLC (“ESW”), a non-management investor in the Company which historically held more than 5% of the Company's capital stock. As of July 9, 2021, ESW’s ownership in Upland was reduced to 4.8% at which point DevFactory and Crossover (as hereinafter defined) were no longer considered related parties.
•On March 28, 2017, the Company and DevFactory FZ-LLC (“DevFactory”) executed an amendment to the agreement to extend the initial term to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment was January 1, 2017. The Company has an outstanding purchase commitment in 2022 for software development services pursuant to a technology services agreement in the amount of $10.0 million. For years after 2022, the purchase commitment amount for software development services will be equal to the prior year purchase commitment increased (decreased) by the percentage change in total revenue for the prior year as compared to the preceding year. During the years ended December 31, 2021, 2020 and 2019, the Company purchased software development services pursuant to a technology services agreement with DevFactory, in the amount of $9.6 million, $7.4 million, and $4.9 million, respectively. At December 31, 2021 and December 31, 2020, amounts included in accounts payable owed to this company totaled $0.0 million and $0.0 million, respectively.
•The Company purchased services from Crossover, Inc. (“Crossover”), a company controlled by ESW Capital, LLC (a non-management investor) of approximately $4.0 million, $4.8 million, and $3.5 million during the years ended December 31, 2021, 2020 and 2019, respectively. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. While there are no purchase commitments with Crossover, the Company will continue to use their services in 2022. As of December 31, 2021 and December 31, 2020 amounts included in accounts payable and accrued liabilities owed to this company totaled $0.9 million and $0.6 million, respectively.
The Company previously had an arrangement with a former subsidiary, Visionael Corporation ("Visionael"), to provide management, human resource, payroll and administrative services. John T. McDonald, the Company's Chief Executive Officer and Chairman of the Board, beneficially holds approximately 26.18% interest in Visionael. In connection with its arrangement with Visionael, the Company has provided advances to Visionael to help cover short term working capital needs. Visionael ceased operations effective July 31, 2021 and the Company did not receive any fees or pay advances to Visionael during the year ended December 31, 2021. Fees earned from this arrangement during the year ended December 31, 2020 and 2019 were $45,000, and $60,000, respectively. As of December 31, 2021 and December 31, 2020 advances to Visionael included in Prepaid and other on the Company’s consolidated balance sheets totaled $0.0 million and $0.4 million, respectively, net of allowance for credit losses. During the years ended December 31, 2021 and 2020, the Company recognized allowance for credit losses of $0.4 million and $0.3 million, respectively, against the remaining outstanding balance.

17. Subsequent Events
On January 7, 2022, the Company entered into an agreement to purchase Objectif Lune Inc., a corporation organized under the laws of Quebec (“Objectif Lune”), certain affiliated companies (the “Affiliates”) and certain holding companies associated with the Sellers (the “HoldCos” and together with Objectif Lune and the Affiliates, the “Companies”) pursuant to a Share Purchase Agreement dated January 7, 2022, by and among Upland, 9457-5032 Quebec Inc., a corporation existing under the laws of Quebec and a wholly-owned subsidiary of Upland, the Companies, those persons listed in the share purchase agreement as Sellers, and 9070-7282 Québec Inc. In connection with this acquisition, Upland also acquired certain assets from a United States based reseller of Objectif Lune’s products. Objectif Lune will be integrated into and expand on the functionality offered in Upland’s document workflow product suite. The aggregate consideration paid for the Companies and the US reseller assets was $29.0 million in cash at closing (net of cash acquired), paid out of cash on hand, and a $5.3 million cash holdback payable in 12 months (subject to indemnification claims).
On February 23, 2022, the Company entered into an agreement to purchase BA-Insight, Inc., a Delaware corporation (“BA”), pursuant to an Agreement and Plan of Merger dated February 23, 2022 (“Merger Agreement”), by and among Upland, Brontes Acquisition Corporation (“Merger Sub”) and Fortis Advisors LLC, in its capacity as a representative of the Stockholders. Pursuant to the Merger Agreement and the Delaware General Corporation Law, Merger Sub merged with and into BA with BA continuing as the surviving company of the Merger and wholly owned subsidiary of the Company. The purchase price paid for Brontes was $33.4 million in cash at closing (net of cash acquired), paid out of cash on hand, and a $0.6 million cash holdback payable payable in 15 months (subject to indemnification claims).
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase price allocation for the 2022 acquisitions is preliminary as the Company has not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. Management expects to finalize its purchase price allocation for these acquisition in the last half of 2022.
In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events and transactions that occurred after December 31, 2021 through the date the consolidated financial statements were available for issuance. During this period the Company did not have any material reportable subsequent events other than the acquisitions disclosed above.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) . Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021 based on those criteria.
The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, included herein.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Upland Software, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Upland Software, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Upland Software, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Upland Software, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022, expressed an unqualified opinion thereon.

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
February 24, 2022

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
Additional information required by this item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders, to be held in 2022, under the headings “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Directors and Corporate Governance” and “Executive Officers.”
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders, under the headings “Executive Compensation” and “Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13.    Certain Relationships, and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Certain Relationships and Related Party Transactions” and “Directors and Corporate Governance-Director Independence.”
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm.”
PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
The financial statements filed as part of this Annual Report on Form 10-K are listed on the “Index to Consolidated Financial Statements” included in “Item 8. Financial Statements and Supplementary Data” herein.
(b) Exhibits
See Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporated by reference.
Item 16. Form 10-K Summary
Not applicable.
Schedule II-Valuation and Qualifying Accounts
This schedule has been omitted as the required information has been included in the notes to the consolidated financial statements.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	10-K	001-36720	3.1	March 30, 2016
3.2.	Amended and Restated By-laws of Upland Software, Inc., effective February 3, 2020	8-K	001-36720	3.1	February 4, 2020
4.2*	Description of Capital Stock
10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-198574	10.2	October 27, 2014
10.2+	Amended and Restated 2010 Stock Plan, as amended September 2, 2014	S-1	333-198574	10.3.1	September 4, 2014
10.3+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Standard)	S-1	333-198574	10.4	September 4, 2014
10.3.1+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Former ComSci, LLC Employees)	S-1	333-198574	10.4.1	September 4, 2014
10.3.2+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Executive)	S-1	333-198574	10.4.2	September 4, 2014
10.3.3+	Form of Amendment to Stock Option Agreement under Amended and Restated 2010 Stock Plan with Certain Executives	S-1	333-198574	10.4.3	September 4, 2014
10.4+	Form of Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5	September 4, 2014
10.4.1+	Form of Amendment to Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5.1	September 4, 2014
10.5+	2014 Equity Incentive Plan	S-1	333-198574	10.6	October 27, 2014
10.6+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.7	October 27, 2014
10.6.1+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.7.1	October 27, 2014
10.7+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.8	October 27, 2014
10.7.1+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.8.1	October 27, 2014
10.8+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.9	October 27, 2014
10.8.1+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.9.1	October 27, 2014
10.9+	Employment Agreement between the Registrant and John T. McDonald, dated May 9, 2014	S-1	333-198574	10.12	September 4, 2014
10.11.2	Second Amendment to Office Lease between Registrant and CSHV-401 Congress LLC	10-K	001-36720	10.11.2	March 15, 2019
10.20+	Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.21	March 30, 2017
10.21+	Employment Agreement between the Registrant and Timothy Mattox, dated March 28, 2017	10-K	001-36720	10.22	March 30, 2017
10.22+	Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.23	March 30, 2017
10.23+	Amendment #1 to Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.23	March 15, 2019
10.24+	Amendment #1 to Employment Agreement between the Registrant and Timothy Mattox, dated March 28, 2017	10-K	001-36720	10.24	March 15, 2019
10.25+	Amendment #1 to Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.25	March 15, 2019
10.26	Credit Agreement by and among, inter alios, Upland Software, Inc., Credit Suisse AG, Cayman Islands Branch and the lenders party thereto Credit Agreement by and among, inter alios, Upland Software, Inc., Credit Suisse AG, Cayman Islands Branch and the lenders party thereto dated as of August 6, 2019 as of August 6, 2019	8-K	001-36720	10.1	August 7, 2019

		Incorporated by Reference
10.27	First Incremental Assumption Agreement by and among, inter alios, Upland Software, Inc. and Credit Suisse AG, Cayman Islands Branch, as Agent and 2019 Incremental Lender, dated as of November 26, 2019	8-K	001-36720	10.1	November 26, 2019
10.28	Employment Agreement between Registrant and Rodney C. Favaron, dated March 1, 2020	10-K	001-36720	10.28	February 25, 2021
10.29	Amendment #2 to Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.29	February 25, 2021
10.30	Amendment #2 to Employment Agreement between the Registrant and Timothy Mattox, dated March 28, 2017	10-K	001-36720	10.30	February 25, 2021
10.31	Amendment #2 to Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.31	February 25, 2021
10.32	Amendment #1 to Employment Agreement between the Registrant and Rodney C. Favaron, dated March 1, 2020	10-K	001-36720	10.32	February 25, 2021
10.33*	Employment Agreement between the Registrant and Kin Gill, dated January 12, 2022
21.1*	List of subsidiaries of Upland Software, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature pages hereto)
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

101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date:   February 24, 2022

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and Chairman	February 24, 2022
John T. McDonald	(Principal Executive Officer)

/s/ Michael D. Hill	Chief Financial Officer and Treasurer	February 24, 2022
Michael D. Hill	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joe C. Ross	Director	February 24, 2022
Joe C. Ross

/s/ David May	Director	February 24, 2022
David May

/s/ Stephen E. Courter	Director	February 24, 2022
Stephen E. Courter

/s/ Teresa M. Walsh	Director	February 24, 2022
Teresa M. Walsh