Form 10-Q
period 2022-03-31
Upland Software, Inc.
filed 2022-05-04
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
As of April 28, 2022, 31,321,010 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$130,443	$189,158
Accounts receivable (net of allowance of $1,089 and $1,107 at March 31, 2022 and December 31, 2021, respectively)	48,725	50,499
Deferred commissions, current	10,169	9,824
Unbilled receivables	5,356	4,801
Prepaid expenses and other current assets	15,017	8,709
Total current assets	209,710	262,991
Tax credits receivable	3,388	3,345
Property and equipment, net	2,544	2,667
Operating lease right-of-use asset	6,932	6,454
Intangible assets, net	300,436	279,920
Goodwill	505,246	457,472
Deferred commissions, noncurrent	15,418	14,808
Interest rate swap assets	17,803	—
Other assets	1,284	1,350
Total assets	$1,062,761	$1,029,007
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,478	$20,362
Accrued compensation	11,664	9,829
Accrued expenses and other current liabilities	15,612	9,086
Deferred revenue	114,498	102,847
Liabilities due to sellers of businesses	12,342	7,607
Operating lease liabilities, current	4,021	3,546
Current maturities of notes payable (includes unamortized discount of $2,234 and $2,233 at March 31, 2022 and December 31, 2021, respectively)	3,166	3,167
Total current liabilities	179,781	156,444
Notes payable, less current maturities (includes unamortized discount of $6,735 and $7,287 at March 31, 2022 and December 31, 2021, respectively)	514,366	515,163
Deferred revenue, noncurrent	4,514	2,058
Operating lease liabilities, noncurrent	7,331	6,773
Noncurrent deferred tax liability, net	27,133	22,793
Interest rate swap liabilities	—	8,409
Other long-term liabilities	1,052	1,079
Total liabilities	734,177	712,719
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 31,320,765 and 31,096,548 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	3	3
Additional paid-in capital	579,638	568,384
Accumulated other comprehensive income (loss)	12,359	(11,514)
Accumulated deficit	(263,416)	(240,585)
Total stockholders’ equity	328,584	316,288
Total liabilities and stockholders’ equity	$1,062,761	$1,029,007
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription and support	$73,627	$70,653
Perpetual license	1,778	352
Total product revenue	75,405	71,005
Professional services	3,311	2,964
Total revenue	78,716	73,969
Cost of revenue:
Subscription and support	22,069	22,682
Professional services and other	2,686	1,745
Total cost of revenue	24,755	24,427
Gross profit	53,961	49,542
Operating expenses:
Sales and marketing	15,593	12,432
Research and development	12,067	10,940
General and administrative	19,614	24,369
Depreciation and amortization	11,051	9,743
Acquisition-related expenses	10,413	9,586
Total operating expenses	68,738	67,070
Loss from operations	(14,777)	(17,528)
Other expense:
Interest expense, net	(7,762)	(7,787)
Other income (expense), net	(418)	237
Total other expense	(8,180)	(7,550)
Loss before benefit from income taxes	(22,957)	(25,078)
Benefit from income taxes	126	4,394
Net loss	$(22,831)	$(20,684)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.73)	$(0.69)
Weighted-average common shares outstanding, basic and diluted	31,163,273	29,970,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(22,831)	$(20,684)
Other comprehensive income:
Foreign currency translation adjustment	(1,047)	(2,387)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	(1,293)	840
Unrealized gain on interest rate swaps	26,213	15,451
Other comprehensive income:	$23,873	$13,904
Comprehensive income (loss)	$1,042	$(6,780)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	31,096,548	$3	$568,384	$(11,514)	$(240,585)	$316,288
Issuance of stock under Company plans, net of shares withheld for tax	224,217	—	(365)	—	—	(365)
Stock-based compensation	—	—	11,619	—	—	11,619
Foreign currency translation adjustment	—	—	—	(1,047)	—	(1,047)
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	(1,293)	—	(1,293)
Unrealized gain on interest rate swaps	—	—	—	26,213	—	26,213
Net loss	—	—	—	—	(22,831)	(22,831)
Balance at March 31, 2022	31,320,765	$3	$579,638	$12,359	$(263,416)	$328,584

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	29,987,114	$3	$515,219	$(26,234)	$(182,373)	$306,615
Issuance of stock under Company plans, net of shares withheld for tax	104,551	—	1	—	—	1
Stock-based compensation	—	—	17,824	—	—	17,824
Foreign currency translation adjustment	—	—	—	(2,387)	—	(2,387)
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—	—	840	—	840
Unrealized gain on interest rate swaps	—	—	—	15,451	—	15,451
Net loss	—	—	—	—	(20,684)	(20,684)
Balance at March 31, 2021	30,091,665	$3	$533,044	$(12,330)	$(203,057)	$317,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(22,831)	$(20,684)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,262	12,468
Change in fair value of liabilities due to sellers of businesses	(75)	—
Deferred income taxes	(1,341)	(5,340)
Amortization of deferred costs	2,896	1,767
Foreign currency re-measurement loss	—	14
Non-cash interest and other expense	555	554
Non-cash stock compensation expense	11,619	17,824
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	9,182	3,575
Prepaid expenses and other current assets	1,787	(1,015)
Accounts payable	(4,145)	4,540
Accrued expenses and other liabilities	(4,790)	(1,776)
Deferred revenue	1,103	576
Net cash provided by operating activities	8,222	12,503
Investing activities
Purchase of property and equipment	(176)	(282)
Purchase business combinations, net of cash acquired	(62,333)	(72,618)
Net cash used in investing activities	(62,509)	(72,900)
Financing activities
Payments on finance leases	—	(4)
Proceeds from notes payable, net of issuance costs	(3)	—
Payments on notes payable	(1,350)	(1,350)
Taxes paid related to net share settlement of equity awards	(547)	—
Issuance of common stock, net of issuance costs	182	1
Additional consideration paid to sellers of businesses	(2,493)	(742)
Net cash used in financing activities	(4,211)	(2,095)
Effect of exchange rate fluctuations on cash	(217)	(865)
Change in cash and cash equivalents	(58,715)	(63,357)
Cash and cash equivalents, beginning of period	189,158	250,029
Cash and cash equivalents, end of period	$130,443	$186,672
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$7,207	$7,282
Cash paid for taxes	$772	$493
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$7,511	$11,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of Upland Software, Inc. and its wholly owned subsidiaries (collectively referred to as “Upland”, the “Company”, “we”, “us” or “our”). All intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.
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
We assessed the impact of COVID-19 on the estimates and assumptions and determined there was no material impact. Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 4, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
No individual customer represented more than 10% of total revenues for the three months ended March 31, 2022, or more than 10% of accounts receivable as of March 31, 2022 or December 31, 2021.

Derivatives
Cash Flow Hedges—Interest Rate Swap Agreements
In connection with borrowing funds under the Company’s credit facility, the Company has entered into a floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively converted the entire balance of the Company's $540 million original principal term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for a 7 year term of debt. ASC 815, Derivatives and Hedging, requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship under the hypothetical derivative method and noted that all of the critical terms of the hypothetical derivative and hedging instrument were the same. The hedging relationship continues to limit the Company’s exposure to the variability in interest rates under the Company’s term loans and related cash outflows. As such, the Company has deemed this hedging relationship as highly effective in offsetting cash flows attributable to hedged risk (variability in forecasted monthly interest payments) for the term of the term loans and interest rate swap agreements. All derivative financial instruments are recorded at fair value as a net asset or liability in the accompanying condensed consolidated balance sheets. As of March 31, 2022, the fair value of the interest rate swaps included in assets in the Company's condensed consolidated balance sheets was $17.8 million. As of December 31, 2021, the fair value of the interest rate swaps included in liabilities in the Company's condensed consolidated balance sheets was $8.4 million.

The interest rate swap has been designated as a cash flow hedge. As such, the change in the fair value of the hedging instruments is recorded in Other comprehensive income (loss) in the accompanying condensed consolidated statements of comprehensive income (loss). Amounts deferred in Other comprehensive income (loss) will be reclassified to Interest expense in the accompanying condensed consolidated statements of operations in the period in which the hedged item affects earnings.
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
2022 Acquisitions
Acquisitions completed during the three months ended March 31, 2022 include the following:
•BA Insight - On February 22, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of BA Insight Inc., (“BA Insight”), a cloud-based enterprise knowledge management solution. Revenues recorded since the acquisition date through March 31, 2022 were approximately $0.8 million.
•Objectif Lune - On January 07, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Objectif Lune Inc., a Quebec proprietary company (“Objectif Lune”), cloud-based document workflow product. Revenues recorded since the acquisition date through March 31, 2022 were approximately $4.8 million.
2021 Acquisition
The acquisition completed during the year ended December 31, 2021 were:
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
Consideration
The following table summarizes the consideration transferred for the acquisitions described above (in thousands):

	BA Insight	Objectif Lune	Panviva	BlueVenn	Second Street
Cash	$33,355	$29,750	$19,931	$53,535	$25,436
Holdback (1)	645	5,250	3,517	2,429	5,000
Contingent consideration (2)	—	—	—	2,535	1,650
Working capital and other adjustments	1,616	—	379	(537)	(1,365)
Total consideration	$35,616	$35,000	$23,827	$57,962	$30,721
(1)Represents the cash holdbacks subject to indemnification claims that are payable 12 months following closing for Objectif Lune, Panviva and Second Street, 15 months following closing for BA Insight and 18 months following closing for BlueVenn.
(2)Represents the acquisition date fair value of anticipated earnout payments, which are based on the estimated probability of attainment of the underlying future performance-based conditions at the time of acquisition. The maximum potential payout for the BlueVenn and Second Street earn-outs were $21.7 million and $3.0 million, respectively. As of December 31, 2021, the fair value of the earnouts for BlueVenn and Second Street were zero. As of March 31, 2022, the earnout payments for BlueVenn and Second Street were finalized resulting in no payments made.

Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase accounting for the 2022 acquisitions of BA Insight and Objectif Lune and the 2021 acquisition of Panviva are preliminary as the Company has not finalized the overall impact of these acquisitions. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete the purchase accounting for BA Insight and Objectif Lune no later than the first quarter of 2023 and no later than the second quarter of 2022 for Panviva.
The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions during the year ended December 31, 2021 and through the three months ended March 31, 2022, as well as assets and liabilities (in thousands):

	Preliminary			Final
	BA Insight	Objectif Lune	Panviva	BlueVenn	Second Street
Year Acquired	2022	2022	2021	2021	2021

Cash	$4	$768	$132	$1,115	$—
Accounts receivable	2,474	5,193	2,122	1,289	1,105
Other current assets	4,081	7,174	4,985	2,002	89
Operating lease right-of-use asset	110	1,905	197	1,357	489
Property and equipment	18	286	26	611	156
Customer relationships	10,500	16,850	9,757	18,888	14,600
Trade name	150	362	76	238	200
Technology	2,000	5,827	2,194	4,337	3,400
Goodwill	25,522	23,246	16,604	44,892	16,586
Other assets	25	585	33	24	13
Total assets acquired	44,884	62,196	36,126	74,753	36,638
Accounts payable	(236)	(2,028)	(1,257)	(2,772)	(230)
Accrued expense and other	(4,193)	(8,690)	(5,053)	(2,429)	(378)
Deferred tax liabilities	—	(6,200)	(2,395)	(3,640)	(4,320)
Deferred revenue	(4,729)	(8,373)	(3,397)	(6,593)	(500)
Operating lease liabilities	(110)	(1,905)	(197)	(1,357)	(489)
Total liabilities assumed	(9,268)	(27,196)	(12,299)	(16,791)	(5,917)
Total consideration	$35,616	$35,000	$23,827	$57,962	$30,721
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
The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the three months ended March 31, 2022 and the year ended December 31, 2021 (in years):

	Useful Life
	March 31, 2022	December 31, 2021
Customer relationships	7.0	7.0
Trade name	2.3	2.0
Developed technology	6.2	5.0
Total weighted-average useful life	6.8	6.6
During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to management's estimates and assumptions.

The goodwill of $126.9 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition and the value of the acquired workforce. Goodwill that is deductible for tax purposes at the time of the acquisitions was $2.0 million.
Total transaction related expenses incurred with respect to acquisition activity during the three months ended March 31, 2022 and March 31, 2021 were $4.5 million and $4.0 million, respectively. Transaction related expenses, excluding transformation costs, include expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. Transaction costs are included in acquisition-related expenses in our condensed consolidated statement of operations.
Other Acquisitions and Divestitures
From time to time we may purchase or sell customer relationships that meet certain criteria. We had no purchase or sale of customer relationships during the three months ended March 31, 2022 and March 31, 2021.
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
As of March 31, 2022 and December 31, 2021, the Company had no accrued earnout business acquisition contingent consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels, changes in assumed discount periods and rates and changes in foreign exchange rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. Any adjustment related to subsequent changes in the fair value of contingent consideration is recorded in acquisition-related expense or other income (expense) in the Company's condensed consolidated statement of operations based on management's assessment of the nature of the liability. Earnout consideration liabilities are reported in “Due to sellers in businesses” in the Company's condensed consolidated balance sheets. As of March 31, 2022, the earnout payments for BlueVenn and Second Street were finalized resulting in no payments made.
In connection with entering into, and expanding, the Company's current credit facility, as discussed further in “Note 5—Debt”, the Company entered into interest rate swaps for the full 7 year term of the Company's term loans, effectively fixing our interest rate at 5.4% for the full value $540 million of the original principal term loans. The fair value of the Company's swaps are measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2. As of March 31, 2022 the fair value of the interest rate swap is included in the “Interest rate swap assets” section compared to December 31, 2021 in which the fair value of the interest rate swaps included in the liabilities section on the Company's condensed consolidated balance sheets.
Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2022
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap assets	$—	$17,803	$—	$17,803

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap liabilities	$—	$8,409	$—	$8,409
Debt
The Company believes the carrying value of its long-term debt at March 31, 2022 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at March 31, 2022 and December 31, 2021 are $526.5 million and $527.9 million, respectively.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the three months ended March 31, 2022 are summarized in the table below:

($ in thousands)	Goodwill
Balance at December 31, 2021	$457,472
Acquired in business combinations	48,768
Adjustment related to prior year business combinations	1,467
Foreign currency translation adjustment	(2,461)
Balance at March 31, 2022	$505,246
Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, developed technology, and non-compete agreements that the Company recorded as part of its business acquisitions.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2022:
Customer relationships	1-10	$384,542	$136,092	$248,450
Trade name	1.5-10	10,175	6,020	4,155
Developed technology	4-9	96,046	48,215	47,831
Non-compete agreements	3	1,148	1,148	—
Total intangible assets		$491,911	$191,475	$300,436

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2021:
Customer relationships	1-10	$358,943	$126,329	$232,614
Trade name	1.5-10	9,714	5,752	3,962
Developed technology	4-9	88,548	45,204	43,344
Non-compete agreements	3	1,148	1,148	—
Total intangible assets		$458,353	$178,433	$279,920
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Management recorded no impairments of intangible assets or goodwill during the three months ended March 31, 2022 or the three months ended March 31, 2021. Total amortization expense during the three months ended March 31, 2022 and March 31, 2021 was $13.8 million and $12.0 million, respectively.
As of March 31, 2022, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2022	$40,450
2023	52,157
2024	49,649
2025	46,342
2026	43,310
2027 and thereafter	68,528
Total	$300,436

5. Income Taxes
The Company’s income tax benefit for the three months ended March 31, 2022 and March 31, 2021 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The tax benefit of $0.1 million recorded for the three months ended March 31, 2022 is primarily related to foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards and the impact, recorded as discrete, of the deferred tax provision attributable to the tax gain associated with the transfer of goodwill between foreign and domestic jurisdictions.
The tax benefit of $4.4 million recorded for the three months ended March 31, 2021 is primarily related to the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with the Second Street business combination, as discussed in “Note 2. Acquisitions”, and foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The release of valuation allowance is attributable to ASC 805-740-30-3 and acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $4.3 million during the three months ended March 31, 2021 that had previously been offset by a valuation allowance.
The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at March 31, 2022 and March 31, 2021, respectively.
The Company has reflected any uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets. The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2018 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2017, other than where cross-border transactions extend the statute of limitations. The Company is not currently under audit for federal, state or any foreign jurisdictions. U.S. operating losses generated in years prior to 2018 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.
6. Debt
Long-term debt consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Senior secured loans (includes unamortized discount of $8,969 and $9,520 based on an imputed interest rate of 5.8% and 5.8%, at March 31, 2022 and December 31, 2021, respectively)	$517,532	$518,330
Less current maturities	(3,166)	(3,167)
Total long-term debt	$514,366	$515,163

Credit Facility
On August 6, 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a new $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of March 31, 2022. The Credit Facility replaced the Company's previous credit agreement. All outstanding balances under our previous credit facility were paid off using proceeds from our new Credit Facility.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At March 31, 2022, the fair value of the interest rate swap was a $17.8 million asset as a result of an increase in short term interest rates since entering into the swap agreements. The increase in the fair value of the interest rate swap asset during the three months ended March 31, 2022 is the result of an increase in short term interest rates during the respective periods. In the next twelve months, the Company estimates that $4.1 million will be reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on our condensed consolidated statement of operations.

	Three Months Ended March 31,
	2022	2021
Gain recognized in Other comprehensive income on derivative financial instruments	$26,213	$15,451
Loss on interest rate swap (included in Interest expense on our consolidated statement of operations)	$(1,972)	$(2,010)
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
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of March 31, 2022, the Company had no borrowings outstanding under the Revolver or related sub-facility.
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
In addition, the Credit Facility contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, change in control, bankruptcy and insolvency defaults and material judgment defaults. The occurrence of an event of default could result in the acceleration of Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate. The Term Loan and Revolver are secured by substantially all of the Company's assets. As of March 31, 2022 the Company was in compliance with all covenants under the Credit Facility.
Cash interest costs averaged 5.4% and 5.4% for the three months ended March 31, 2022 and 2021, respectively. In addition, as of March 31, 2022 and December 31, 2021 the Company had $9.0 million and $9.5 million, respectively, of unamortized deferred financing costs associated with the Credit Facility. These financing costs will be amortized to non-cash interest expense over the remaining term of the Credit Facility.
7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net Loss	$(22,831)	$(20,684)
Denominator:
Weighted–average common shares outstanding, basic and diluted	31,163,273	29,970,050
Net loss per common share, basic and diluted	$(0.73)	$(0.69)
Due to the net losses for the three months ended March 31, 2022 and March 31, 2021, respectively, basic and diluted loss per share were the same. The following table sets forth the anti–dilutive common share equivalents as of March 31, 2022 and March 31, 2021:

	March 31,
	2022	2021
Stock options	191,212	263,186
Restricted stock awards(1)	—	34,508
Restricted stock units	2,318,089	2,234,764
Performance restricted stock units	155,187	127,734
Total anti–dilutive common share equivalents	2,664,488	2,660,192
(1) All outstanding restricted stock awards became fully vested as of December 31, 2021.

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
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of two elements, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ equity section of our condensed consolidated balance sheets and are excluded from net income (loss). Our other comprehensive income (loss) consists primarily of foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar, unrealized translation gains (losses) on intercompany loans with foreign subsidiaries, and unrealized gains (losses) on interest rate swaps.
The following table shows the components of accumulated other comprehensive income (loss), net of income taxes, (“AOCI”) in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	March 31, 2022	December 31, 2021
Foreign currency translation adjustment	$(6,704)	$(5,657)
Unrealized translation gain on intercompany loans with foreign subsidiaries	1,260	2,552
Unrealized gain (loss) on interest rate swaps	17,803	(8,409)
Total accumulated other comprehensive income (loss)	$12,359	$(11,514)
The unrealized translation gains (losses) on intercompany loans with foreign subsidiaries as of March 31, 2022 is net of income tax expense of $1.4 million. The tax benefit related to unrealized translation gains (losses) on intercompany loans for the three months ended March 31, 2022 was $0.5 million and a tax expense of $0.2 million for the three months ended March 31, 2021. The income tax expense/benefit allocated to each component of other comprehensive income (loss) for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
The functional currency of our foreign subsidiaries are primarily the local currencies. Results of operations for foreign subsidiaries are translated into United States dollars (“USD”) using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive income (loss).
The Company has intercompany loans that were used to fund the acquisitions of foreign subsidiaries. Due to the long-term nature of the loans, the unrealized translation gains (losses) resulting from re-measurement are recognized as a component of accumulated other comprehensive income (loss).

Stock-Based Compensation
The Company recognizes stock-based compensation expense from all awards in the following expense categories included in our condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$402	$442
Research and development	748	714
Sales and marketing	1,474	1,137
General and administrative (1)	8,995	15,531
Total	$11,619	$17,824
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
2014 Equity Incentive Plan
Beginning in 2019, the Company began granting restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) under its 2014 Equity Incentive Plan (the “2014 EIP”), in lieu of restricted stock awards, primarily for stock plan administrative purposes.
Restricted Stock Units
RSU activity during the three months ended March 31, 2022 was as follows:

	Number of Restricted Stock Units Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2021	1,379,747	$44.69
Units granted	1,232,525	20.82
Units vested	(220,550)	43.24
Awards forfeited	(73,633)	38.12
Unvested balances at March 31, 2022	2,318,089	$32.35
Performance-Based Restricted Stock Units
In 2022 and 2021, fifty percent of the awards granted to our Chief Executive Officer were PRSUs. The 2022 and 2021 PRSU agreements provide that the quantity of units subject to vesting may range from 0% to 300% of the units granted per the table below based on the Company's absolute total shareholder return (“TSR”) at the end of the eighteen month performance periods.
Units granted per the table below are based on a 100% target payout. Compensation expense is recognized over the required service period of the grant and is determined based on the grant date fair value of the award (valued using the Monte Carlo simulation model) and is not subject to fluctuation due to achievement of the underlying market-based target.

PRSU activity during the three months ended March 31, 2022 was as follows:

	Number of PRSUs Outstanding	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2021	63,537	$84.87
Units granted	93,750	54.03
Awards forfeited	(2,100)	35.45
Unvested balances at March 31, 2022	155,187	$66.91
Significant assumptions used in the Monte Carlo simulation model for the PRSUs granted during the three months ended March 31, 2022 and year ended December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Expected volatility	49.5%	53.6%
Risk-free interest rate	0.7%	0.1%
Remaining performance period (in years)	1.46	1.35
Dividend yield	—	—
Stock Option Activity
Stock option activity during the three months ended March 31, 2022 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2021	227,605	$9.15
Options exercised	(36,393)	4.99
Outstanding at March 31, 2022	191,212	$9.95

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
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, and deferred revenue. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in unbilled receivables, which are expected to be billed during the succeeding twelve-month period and are recorded in Unbilled receivables in our condensed consolidated balance sheets. A contract liability results when we receive prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. We recognize contract liabilities as revenue upon satisfaction of the underlying performance obligations. Contract liabilities that are expected to be recognized as revenue during the succeeding twelve-month period are recorded in Deferred revenue and the remaining portion is recorded in “Deferred revenue noncurrent” on the accompanying condensed consolidated balance sheets at the end of each reporting period.
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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of March 31, 2022 and December 31, 2021, unbilled receivables were $5.4 million and $4.8 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the three months ended March 31, 2022.
The following table presents the activity impacting deferred commissions for the three months ended March 31, 2022 :

($ in thousands)	Deferred Commissions
Balance at December 31, 2021	$24,632
Capitalized deferred commissions	3,788
Amortization of deferred commissions	(2,833)
Balance at March 31, 2022	$25,587
Commissions capitalized in excess of amortization of deferred commissions for the three months ended March 31, 2022 were $1.0 million.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the three months ended March 31, 2022, we recognized $44.6 million and $1.6 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period. In addition, during the three months ended March 31, 2022 we recognized $3.2 million in revenue that was included in the acquired deferred revenue balance of our 2022 acquisitions as disclosed in “Note 2. Acquisitions.”
Remaining Performance Obligations
As of March 31, 2022, approximately $306.1 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues:
Subscription and support:
United States	$51,344	$52,955
United Kingdom	11,590	9,394
Canada	3,468	3,338
Other International	7,225	4,966
Total subscription and support revenue	73,627	70,653
Perpetual license:
United States	737	253
United Kingdom	129	11
Canada	76	42
Other International	836	46
Total perpetual license revenue	1,778	352
Professional services:
United States	1,695	2,044
United Kingdom	790	664
Canada	204	88
Other International	622	168
Total professional service revenue	3,311	2,964
Total revenue	$78,716	$73,969

11. Related Party Transactions
The Company does not have any material related party transactions to report for the three months ended March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022. In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•economic and financial conditions;
•the growth of demand for cloud-based, digital transformation applications;
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
•our expectations as to the payment of dividends; and
•other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, as updated by this Quarterly Report on Form 10-Q and periodically updated as necessary in our future quarterly reports on Form 10-Q and other filings that we make with the SEC.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

Overview
Upland provides cloud-based software applications that enable our customers to drive digital transformation in the following business functions:
•Marketing. Digital marketing, e-commerce, and customer service teams use our applications to interact with consumers across multiple channels to acquire new customers, drive product and service utilization, resolve issues, and build brand loyalty. Our applications deliver value to customer experience, or CXM-focused organizations across a variety of use cases including mobile messaging, mobile application marketing, Voice of Customer engagement, or VoC, email marketing, knowledge management and call center productivity. We also offer customer data platform, or CDP, solutions that provide organizations the ability to unify customer data stored across diverse systems to drive more personalized omnichannel campaigns.
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
•Contact Center. Customer service and support environments use our applications to enable agents to resolve issues and engage customers. We offer applications that improve customer experience and reduce call volume and cycle times through customer self-service products and VoC technology that captures customer sentiment in real-time. We also offer products that improve call center agent productivity by providing more direct access to knowledge and to customer sentiment thereby improving both inbound call outcomes and proactive outbound success. We also provide products that deliver knowledge-based, guided workflows for customer service environments supporting complex products in strict regulatory requirements. Additional solutions help call center leadership to manage agent performance and measure real-time performance relative to call resolution and customer sentiment, improve performance through gamification, and gather agent feedback to keep employee engagement high.
•Project Management. Business leaders and Project Management Offices, or PMOs use our applications to optimize project portfolios, balance capacity against demand, improve financial-based decision making, align execution of projects to strategy across large organizations, and manage the entire project delivery lifecycle. Our applications deliver value to project management across a variety of use cases including continuous improvement, enterprise information tech IT, new product development, and services departments along with industry depth in higher education, public sector, and healthcare IT.
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

•Business Operations. Multiple functional departments use our applications to streamline operations and accelerate business performance across their value chains. Our solutions in this area range from supply chain collaboration and factory management, back office document and vendor management, to applications that improve sales responsiveness. In addition, our products help operations teams compose, automate and exchange documents based on content from existing back-office systems to produce interactive business communications, while maintaining compliance and reducing production costs.
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
We sell our software applications primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition to our direct sales organization, we have an indirect sales organization, which sells to distributors and value-added resellers. We employ a land-and-expand go-to-market strategy. After we demonstrate the value of an initial application to a customer, our sales and account management teams work to expand the adoption of that initial application across the customer, as well as cross-sell additional applications to address other digital transformation needs of the customer. Our customer success organization supports our direct sales efforts by managing the post-sale customer lifecycle.
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
Through a series of acquisitions and integrations, we have established a library of diverse, cloud-based software applications under the Upland brand that support the business functions listed above and address specific digital transformation needs. Our revenue has grown from $98.0 million in 2017 to $302.0 million in 2021, representing a compound annual growth rate of 33%. During the three months ended March 31, 2022 foreign revenue as a percent of total revenue increased to 32% compared to 25% during the three months ended March 31, 2021. See Note 10. Revenue Recognition in the notes to our unaudited condensed consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions within our core enterprise solution suites of complementary technologies and businesses. This will expand our product library, customer base, and market access resulting in increased benefits of scale. Consistent with our growth strategy, we have made 31 acquisitions from February 2012 through March 31, 2022.
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has created significant economic uncertainty across the globe and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns.
The ongoing spread of COVID-19 remains a global pandemic, compounded with the discovery of new COVID-19 variants (such as Delta and Omicron). However, with the gradual easing of COVID-19 lockdown restrictions globally and progress made in the development and distribution of vaccines and boosters, stability in the markets have continued to improve. As such, the Company gradually picked up acquisition activity in 2021 and continued into the first quarter of 2022.

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

The health and well-being of our employees, customers, partners and communities continues to be our main priority. As such, we support and continue the remote working arrangements for our employees.

Results of Operations
Consolidated Statements of Operations Data
The following tables set forth our results of operations for the specified periods, as well as our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2022		2021
	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$73,627	94%	$70,653	96%
Perpetual license	1,778	2%	352	—%
Total product revenue	75,405	96%	71,005	96%
Professional services	3,311	4%	2,964	4%
Total revenue	78,716	100%	73,969	100%
Cost of revenue:
Subscription and support (1)(3)	22,069	28%	22,682	31%
Professional services and other (1)	2,686	3%	1,745	2%
Total cost of revenue	24,755	31%	24,427	33%
Gross profit	53,961	69%	49,542	67%
Operating expenses:
Sales and marketing (1)	15,593	20%	12,432	17%
Research and development (1)	12,067	15%	10,940	15%
General and administrative (1)(2)	19,614	25%	24,369	33%
Depreciation and amortization	11,051	14%	9,743	13%
Acquisition-related expenses	10,413	13%	9,586	13%
Total operating expenses	68,738	87%	67,070	91%
Loss from operations	(14,777)	(18)%	(17,528)	(24)%
Other Expense:
Interest expense, net	(7,762)	(10)%	(7,787)	(11)%
Other income (expense), net	(418)	(1)%	237	1%
Total other expense	(8,180)	(11)%	(7,550)	(10)%
Loss before provision for income taxes	(22,957)	(29)%	(25,078)	(34)%
Benefit from income taxes	126	—%	4,394	6%
Net loss	$(22,831)	(29)%	$(20,684)	(28)%
Net loss per common share, basic and diluted	$(0.73)		$(0.69)
Weighted-average common shares outstanding, basic and diluted	31,163,273		29,970,050

(1) Includes stock-based compensation detailed under Share-based Compensation in “Item 1. Financial Statements—Note 9. Stockholders' Equity”.
(2) Includes General and administrative stock-based compensation of $9.0 million and $15.5 million for the three months March 31, 2022 and March 31, 2021, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 13% and 12% for the three months ended March 31, 2022 and March 31, 2021, respectively.

(3) Includes depreciation and amortization of $3.2 million and $2.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	% Change

	(dollars in thousands)
Revenue:
Subscription and support	$73,627	$70,653	4%
Perpetual license	1,778	352	405%
Total product revenue	75,405	71,005	6%
Professional services	3,311	2,964	12%
Total revenue	$78,716	$73,969	6%

Percentage of revenue:
Subscription and support	94%	96%
Perpetual license	2%	—%
Total product revenue	96%	96%
Professional services	4%	4%
Total revenue	100%	100%

For the Three Months Ended March 31, 2022
Total revenue was $78.7 million in the three months ended March 31, 2022, compared to $74.0 million in the three months ended March 31, 2021, an increase of $4.7 million, or 6%. The acquisitions not fully in the comparative period contributed $10.1 million to the increase after the reduction of $1.9 million purchase accounting deferred revenue discount in the three months ended March 31, 2022. Total revenue related to the divestiture and sunset of certain minor non-strategic customer contracts (collectively referred to as “Sunset Assets”) declined by $0.3 million in the quarter as a result of decreased sales and marketing focus on those Sunset Assets. Total revenue related to Overage Charges (as defined) declined by $2.1 million as a result of variable demand in the quarter. Overage Charges are amounts paid to the Company by a customer (in addition to such customer’s contractual minimum payment commitments) as a result of such customer’s number of users or level of usage of services including text and e-mail messaging and third party pass-through costs exceeding the levels stipulated in such customer’s license or related purchase agreements with the Company. The three months ended March 31, 2021 included $0.8 million of CXM usage revenue from US election-year presidential campaigns (hereafter referred to as “Political Revenue”) which did not repeat in the current quarter and will not repeat for the remainder of 2022. Our core organic business (the “Core Organic Business”) excludes revenues from acquisitions closed during or subsequent to the prior year comparable period, revenue from business operations related to Sunset Assets, Overage Charges and Political Revenue. Therefore, total revenue for our Core Organic Business decreased by $2.1 million.

Subscription and support revenue was $73.6 million in the three months ended March 31, 2022, compared to $70.7 million in the three months ended March 31, 2021, an increase of $2.9 million, or 4%. The acquisitions not fully in the comparative period contributed $8.1 million to the increase in subscription and support revenue after the reduction of $1.9 million purchase accounting deferred revenue discount in the three months ended March 31, 2022. Subscription and support revenue related to our Sunset Assets decreased $0.3 million in the quarter as a result of decreased sales and marketing focus on those Sunset Assets. Subscription and support revenue related to Overage Charges declined by $2.1 million as a result of variable demand in the quarter. The three months ended March 31, 2021 included $0.8 million of Political Revenue which did not repeat in the current quarter and will not repeat for the remainder of 2022. Therefore, subscription and support revenue for our Core Organic Business decreased to $59.5 million for the three months ended March 31, 2022, from a basis of $61.5 million for the three months ended March 31, 2021.
Perpetual license revenue was $1.8 million in the three months ended March 31, 2022, compared to $0.4 million in the three months ended March 31, 2021. The acquisitions not fully in the comparative period contributed $1.4 million to the increase in perpetual license revenue in the three months ended March 31, 2022 primarily from the acquisition of Objectif Lune. Therefore, perpetual license revenue for our Core Organic Business for the three months ended March 31, 2022 was flat compared to the three months ended March 31, 2021.
Professional services revenue was $3.3 million in the three months ended March 31, 2022, compared to $3.0 million in the three months ended March 31, 2021, an increase of $0.3 million, or 12%. The acquisitions not fully in the comparative period contributed $0.6 million to the increase in professional services revenue in the three months ended March 31, 2022. Therefore, professional services revenue for our Core Organic Business decreased by $0.3 million in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Cost of Revenue and Gross Profit Percentage

	Three Months Ended March 31,
	2022	2021	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$22,069	$22,682	(3)%
Professional services and other	2,686	1,745	54%
Total cost of revenue	24,755	24,427	1%
Gross profit	$53,961	$49,542

Percentage of total revenue:
Subscription and support (1)	28%	31%
Professional services and other	3%	2%
Total cost of revenue	31%	33%
Gross profit	69%	67%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$2	$11
Amortization	$3,209	$2,714
Stock Compensation	$402	$442
For the Three Months Ended March 31, 2022
Cost of subscription and support revenue was $22.1 million in the three months ended March 31, 2022, compared to $22.7 million in the three months ended March 31, 2021, a decrease of $0.6 million, or 3%. The acquisitions not fully in the comparative period contributed $2.0 million to cost of subscription and support revenue, primarily related to costs associated with the delivery of the newly acquired products. Cost of subscription and support revenue related to our Sunset Assets decreased $0.1 million. Our organic business excludes acquisitions closed during or subsequent to the prior year comparable period and business operations related to Sunset Assets (the “Organic Business”). Therefore, cost of subscription and support revenue for our Organic Business decreased by $2.5 million, primarily related to a decrease in telecom messaging costs related to a year over year reduction in CXM usage as a result of cyclical highs in 2021 related to US election-year presidential campaigns.
Cost of professional services and other revenue was $2.7 million in the three months ended March 31, 2022, compared to $1.7 million in the three months ended March 31, 2021, an increase of $1.0 million, or 54%. The acquisitions not fully in the comparative period contributed $1.0 million in the cost of professional services revenue.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2022	2021	% Change

	(dollars in thousands)
Sales and marketing (1)	$15,593	$12,432	25%
Percentage of total revenue	20%	17%

(1) Includes stock compensation expense as follows:
Stock Compensation	$1,474	$1,137
For the Three Months Ended March 31, 2022
Sales and marketing expense was $15.6 million in the three months ended March 31, 2022, compared to $12.4 million in the three months ended March 31, 2021, an increase of $3.2 million, or 25%. The acquisitions not fully in the comparative period contributed $2.1 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs. Sales and marketing expense for our Organic Business increased $1.1 million in the comparative periods, primarily attributable to sales commissions expense associated with our continued go-to-market investments.
Research and Development Expense

	Three Months Ended March 31,
	2022	2021	% Change

	(dollars in thousands)
Research and development (1)	$12,067	$10,940	10%
Percentage of total revenue	15%	15%

(1) Includes stock compensation expense as follows:
Stock Compensation	$748	$714
For the Three Months Ended March 31, 2022
Research and development expense was $12.1 million in the three months ended March 31, 2022, compared to $10.9 million in the three months ended March 31, 2021, an increase of $1.2 million, or 10%. The acquisitions not fully in the comparative period contributed $1.9 million to the increase in research and development expense primarily consisting of personnel and related costs from our acquisitions in 2022 and 2021. Research and development expense related to our Sunset Assets decreased by $0.1 million. Therefore, research and development expense related to our Organic Business decreased by $0.6 million primarily related to personnel and related costs.

General and Administrative Expense

	Three Months Ended March 31,
	2022	2021	% Change

	(dollars in thousands)
General and administrative (1)	$19,614	$24,369	(20)%
Percentage of total revenue	25%	33%

(1) Includes stock compensation expense as follows:
Stock Compensation	$8,995	$15,531
For the Three Months Ended March 31, 2022
General and administrative expense was $19.6 million in the three months ended March 31, 2022, compared to $24.4 million in the three months ended March 31, 2021, a decrease of $4.8 million, or 20%. An increase in general administrative expense of $0.7 million was due to the acquisitions not fully in the comparative period. Therefore, general and administrative expense for our Organic Business decreased by $5.5 million, which was driven primarily by lower non-cash stock compensation expense, primarily as a result of the $6.3 million in incremental stock-based compensation expense related to the deemed modification of the unvested portion of grants held by our former COO in the last March quarter. See “Note 9. Stockholders' Equity—Stock-Based Compensation”, for further details.
Depreciation and Amortization Expense

	Three Months Ended March 31,
	2022	2021	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$435	$444	(2)%
Amortization	10,616	9,299	14%
Total depreciation and amortization	$11,051	$9,743	13%

Percentage of total revenue:
Depreciation	1%	—%
Amortization	13%	13%
Total depreciation and amortization	14%	13%
For the Three Months Ended March 31, 2022
Depreciation and amortization expense was $11.1 million in the three months ended March 31, 2022, compared to $9.7 million in the three months ended March 31, 2021, an increase of $1.4 million, or 13%. The acquisitions not fully in the comparative period increased depreciation and amortization expense by $1.9 million, primarily related to acquired intangible assets such as customer relationships, developed technology and tradenames. This increase was partially offset by a decrease of $0.5 million in depreciation and amortization expense from assets becoming fully depreciated and amortized.

Acquisition-related Expenses

	Three Months Ended March 31,
	2022	2021	% Change

	(dollars in thousands)
Acquisition-related expenses	$10,413	$9,586	9%
Percentage of total revenue	13%	13%
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
For the Three Months Ended March 31, 2022
Acquisition-related expense was $10.4 million in the three months ended March 31, 2022, compared to $9.6 million in the three months ended March 31, 2021, an increase of $0.8 million, or 9%. During the three months ended March 31, 2022 and March 31, 2021 transaction related expenses were $4.5 million and $4.0 million, respectively, and transformational expenses were $5.9 million and $5.6 million, respectively. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel and related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. We closed two acquisitions during the three months ended March 31, 2022 and 2021. Transformation expenses in the three months ended March 31, 2022 include expenses related to acquisitions closed in 2022 as well the three acquisitions closed in 2021 compared to transformation expenses in the three months ended March 31, 2021, which included expenses related to the two acquisitions closed as of March 31, 2021 and one acquisition from 2020.
Other Income (Expense)

	Three Months Ended March 31,
	2022	2021	% Change

	(dollars in thousands)
Other expense:
Interest expense, net	$(7,762)	$(7,787)	—%
Other income (expense), net	(418)	237	(276)%
Total other expense	$(8,180)	$(7,550)	8%

Percentage of total revenue:
Interest expense, net	(10)%	(11)%
Other income (expense), net	(1)%	1%
Total other expense	(11)%	(10)%
For the Three Months Ended March 31, 2022
Interest expense, net was $7.8 million in the three months ended March 31, 2022, compared to $7.8 million in the three months ended March 31, 2021.
Other expense was $0.4 million in the three months ended March 31, 2022, compared to other income of $0.2 million in the three months ended March 31, 2021. Other expense recognized during the three months ended March 31, 2022 were related primarily to currency exchange gains (losses).

Benefit from (Provision for) Income Taxes

	Three Months Ended March 31,
	2022	2021	% Change

	(dollars in thousands)
Benefit from income taxes	$126	$4,394	(97)%
Percentage of total revenue	—%	6%
For the Three Months Ended March 31, 2022
Benefit from income taxes was $0.1 million in the three months ended March 31, 2022, compared to a benefit from income taxes of $4.4 million in the three months ended March 31, 2021, a decrease of $4.3 million. The benefit from income taxes for the three months ended March 31, 2022 related primarily to foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards and the impact, recorded as discrete, of the deferred tax provision attributable to the tax gain associated with the transfer of goodwill between foreign and domestic jurisdictions. The benefit for the three months ended March 31, 2021 related primarily to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with business combinations completed during the period.
Key Metrics
In addition to the GAAP financial measures described in “Results of Operations,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions.
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

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(22,831)	$(20,684)
Add:
Depreciation and amortization expense	14,262	12,468
Interest expense, net	7,762	7,787
Other expense (income), net	418	(237)
Benefit from income taxes	(126)	(4,394)
Stock-based compensation expense	11,619	17,824
Acquisition-related expense	10,413	9,586
Purchase accounting deferred revenue discount	1,929	494
Adjusted EBITDA	$23,446	$22,844
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

Liquidity and Capital Resources
To date, we have financed our operations primarily through the raising of capital including sales of our common stock, cash from operating activities, and borrowings under our credit facility. We believe that current cash and cash equivalents, cash flows from operating activities, availability under our existing credit facility, as discussed below, and the ability to offer and sell securities pursuant to our registration statement, as discussed below, will be sufficient to fund our operations for at least the next twelve months. In addition, we intend to utilize the sources of capital available to us under our Credit Facility and registration statement to support our continued growth via acquisitions within our core enterprise solution suites of complementary technologies and businesses.
As of March 31, 2022, we had cash and cash equivalents of $130.4 million, $60.0 million of available borrowings under our credit facility, as discussed below, and $526.5 million of borrowings outstanding under our credit facility. As of December 31, 2021, we had cash and cash equivalents of $189.2 million, $60.0 million of available borrowings under our Credit Facility, and $527.9 million of borrowings outstanding under our credit facility. The $58.7 million decrease in cash and cash equivalents from December 31, 2021 to March 31, 2022 includes $62.3 million in cash paid for our two acquisitions completed during 2022, net of $0.8 million in cash acquired. Non-cash acquisition date consideration to be paid in future periods related to these acquisitions includes $5.9 million in holdback payments and that are due within 12 to 15 months of the closing dates of the underlying acquisitions.

Our cash and cash equivalents held by our foreign subsidiaries was $20.3 million as of March 31, 2022 and $24.8 million as of December 31, 2021. If these funds held by our foreign subsidiaries are needed for our domestic operations, a repatriation of these funds may require us to accrue and pay dividend withholding taxes in the foreign jurisdictions where applicable and accrue and pay U.S. taxes to the extent such dividend income exceeds our ability to utilize net operating losses. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of March 31, 2022 and December 31, 2021, we had a working capital surplus of $29.9 million and surplus of $106.5 million, respectively, which includes $114.5 million and $102.8 million of deferred revenue recorded as a current liability as of March 31, 2022 and December 31, 2021, respectively. This deferred revenue will be recognized as revenue in future periods in accordance with our revenue recognition policy.
Credit Facility
On August 6, 2019, we entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of March 31, 2022.
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
The Credit Facility has no financial covenants as long as less than 35% of the Revolver is drawn as of the last day of any fiscal quarter. The credit facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The Credit Facility contains certain non-financial restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of March 31, 2022 we were in compliance with all covenants under the Credit Facility. See “Note 6. Debt” for more information regarding our Credit Facility and outstanding debt as of March 31, 2022.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At March 31, 2022, the fair value of the interest rate swap was a $17.8 million asset. The increase in the fair value of the interest rate swap assets during the three months ended March 31, 2022 is the result of an increase in short term interest rates compared to December 31, 2021.
Registration Statements
On August 10, 2020, we filed a registration statement on Form S-3 (File No. 333-243728) (the “2020 S-3”), which became effective automatically upon its filing and covers an unlimited amount of securities. The 2020 S-3, will remain effective through August 2023.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021

	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$8,222	$12,503
Net cash used in investing activities	(62,509)	(72,900)
Net cash used in financing activities	(4,211)	(2,095)
Effect of exchange rate fluctuations on cash	(217)	(865)
Change in cash and cash equivalents	(58,715)	(63,357)
Cash and cash equivalents, beginning of period	189,158	250,029
Cash and cash equivalents, end of period	$130,443	$186,672
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
Cash provided by operating activities was $8.2 million for the three months ended March 31, 2022 compared to cash provided by operating activities of $12.5 million for the three months ended March 31, 2021, a decrease of $4.3 million. This decrease in operating cash flow is primarily attributable to increased acquisition related cash out flows in 2022 as a result of the Company restarting it's acquisition activity in 2021 after a pause in 2020 due to the COVID pandemic. Working capital sources of cash for the three months ended March 31, 2022 included a $9.2 million decrease in accounts receivable related to the timing of collections, a $1.8 million decrease in prepaid expenses and other current assets and an increase of $1.1 million in deferred revenue. Working capital uses of cash for the three months ended March 31, 2022 included a decrease of $4.1 million in accounts payable related to timing of payments and a $4.8 million decrease in accrued expenses.
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

Cash Flows from Investing Activities
Our primary investing activities have consisted of acquisitions of complementary technologies, products and businesses. As our business grows, we expect our primary investing activities to continue to further expand our library of cloud-based software applications and infrastructure and support additional personnel.
For the three months ended March 31, 2022, cash used in investing activities consisted of $62.3 million associated with the Company’s 2022 acquisitions, and the purchases of property and equipment of $0.2 million. Cash used in investing activities decreased $10.4 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily as a result of lower acquisition purchase prices paid for the two acquisitions closed during the period compared to the two acquisitions in the comparable prior year period.
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
Cash used in financing activities increased $2.1 million for the three months ended March 31, 2022 compared to the same period in 2021. The increase in cash used in financing activities relates primarily to a $1.8 million increase in additional consideration paid to sellers (i.e. holdbacks) and $0.5 million increase in net share employee payroll tax settlement payments compared to the same period in 2021. This was partially offset by cash provided by financing activities related to $0.2 million in proceeds from employee stock option exercises during the period.

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
• income taxes;
• deferred sales commissions and sales commission expense;
• business combinations and the recoverability of goodwill and long-lived assets; and
• stock-based compensation.
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 4, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three months ended March 31, 2022, as presented herein and in “Item 1. Financial Statements” to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022. Please refer to our Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, refer to “Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to our condensed consolidated financial statements.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. In conjunction with our $350 million, 7 year, term loan, and subsequent entry into an additional $190 million in incremental term loans under the Credit Facility, we entered into interest rate swap agreement for the full seven-year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our $60 million, 5 year, revolving credit facility remains floating. As of March 31, 2022, we had an outstanding balance of $526.5 million under our Credit Facility. As there was no debt outstanding under our revolving credit facility as of March 31, 2022, a hypothetical change of 100 basis points would result in no change to total interest expense.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, Canadian dollars, British pounds, and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business could have resulted in a change in revenue of $2.0 million for the three months ended March 31, 2022. To date, we have not engaged in any currency hedging strategies. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
The non-financial assets and liabilities of our foreign subsidiaries are translated into United States dollars using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive income (loss). In addition, we have intercompany loans that are used to fund the acquisition of foreign subsidiaries. Due to the long-term nature of these loans, the foreign currency gains (losses) resulting from remeasurement are recognized as a component of accumulated other comprehensive income (loss).

Inflation
We do not believe that inflation has had a material effect on our business, financial condition or results of operations in the last three fiscal years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes during 2022 to the risk factors that were included in the Company's Annual Report on Form 10-K filed with the SEC on February 24, 2022.
We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended March 31, 2022, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Upland Software, Inc., (ii) condensed consolidated statements of operations of Upland Software, Inc., (iii) condensed consolidated statements of comprehensive income/(loss) of Upland Software, Inc., (iv) condensed consolidated statement of stockholders’ equity of Upland Software, Inc., (v) condensed consolidated statements of cash flows of Upland Software, Inc. and (vi) notes to unaudited condensed consolidated financial statements of Upland Software, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: May 4, 2022	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer