Form 10-Q
period 2022-06-30
Upland Software, Inc.
filed 2022-08-09
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
As of July 29, 2022, 31,632,628 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Item 1. Financial Statements
Upland Software, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$138,284	$189,158
Accounts receivable (net of allowance of $951 and $1,107 at June 30, 2022 and December 31, 2021, respectively)	35,120	50,499
Deferred commissions, current	10,467	9,824
Unbilled receivables	5,202	4,801
Prepaid expenses and other current assets	16,739	8,709
Total current assets	205,812	262,991
Tax credits receivable	3,383	3,345
Property and equipment, net	2,165	2,667
Operating lease right-of-use asset	6,566	6,454
Intangible assets, net	277,001	279,920
Goodwill	492,481	457,472
Deferred commissions, noncurrent	15,400	14,808
Interest rate swap assets	25,959	—
Other assets	1,279	1,350
Total assets	$1,030,046	$1,029,007
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,262	$20,362
Accrued compensation	12,841	9,829
Accrued expenses and other current liabilities	13,829	9,086
Deferred revenue	103,442	102,847
Liabilities due to sellers of businesses	12,157	7,607
Operating lease liabilities, current	3,840	3,546
Current maturities of notes payable (includes unamortized discount of $2,233 and $2,233 at June 30, 2022 and December 31, 2021, respectively)	3,167	3,167
Total current liabilities	170,538	156,444
Notes payable, less current maturities (includes unamortized discount of $6,192 and $7,287 at June 30, 2022 and December 31, 2021, respectively)	513,558	515,163
Deferred revenue, noncurrent	3,967	2,058
Operating lease liabilities, noncurrent	6,369	6,773
Noncurrent deferred tax liability, net	22,678	22,793
Interest rate swap liabilities	—	8,409
Other long-term liabilities	1,006	1,079
Total liabilities	718,116	712,719
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 31,632,628 and 31,096,548 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	3	3
Additional paid-in capital	594,080	568,384
Accumulated other comprehensive loss	(2,344)	(11,514)
Accumulated deficit	(279,809)	(240,585)
Total stockholders’ equity	311,930	316,288
Total liabilities and stockholders’ equity	$1,030,046	$1,029,007
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription and support	$75,017	$72,405	$148,644	$143,058
Perpetual license	1,858	415	3,636	767
Total product revenue	76,875	72,820	152,280	143,825
Professional services	3,352	3,444	6,663	6,408
Total revenue	80,227	76,264	158,943	150,233
Cost of revenue:
Subscription and support	24,125	23,161	46,194	45,843
Professional services and other	2,428	1,851	5,114	3,596
Total cost of revenue	26,553	25,012	51,308	49,439
Gross profit	53,674	51,252	107,635	100,794
Operating expenses:
Sales and marketing	15,331	14,298	30,924	26,730
Research and development	11,676	11,113	23,743	22,053
General and administrative	21,828	19,192	41,442	43,561
Depreciation and amortization	10,802	10,278	21,853	20,021
Acquisition-related expenses	4,925	5,534	15,338	15,120
Total operating expenses	64,562	60,415	133,300	127,485
Loss from operations	(10,888)	(9,163)	(25,665)	(26,691)
Other expense:
Interest expense, net	(7,754)	(7,942)	(15,516)	(15,729)
Other income (expense), net	1,777	(399)	1,359	(162)
Total other expense	(5,977)	(8,341)	(14,157)	(15,891)
Loss before benefit from (provision for) income taxes	(16,865)	(17,504)	(39,822)	(42,582)
Benefit from (provision for) income taxes	472	(1,538)	598	2,856
Net loss	$(16,393)	$(19,042)	$(39,224)	$(39,726)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.52)	$(0.63)	$(1.25)	$(1.32)
Weighted-average common shares outstanding, basic and diluted	31,380,505	30,097,749	31,272,489	30,034,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(16,393)	$(19,042)	$(39,224)	$(39,726)
Other comprehensive income (loss):
Foreign currency translation adjustment	(17,356)	1,324	(18,403)	(1,063)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	(5,503)	940	(6,796)	1,780
Unrealized gain (loss) on interest rate swaps	8,156	(3,172)	34,369	12,279
Other comprehensive income (loss):	$(14,703)	$(908)	$9,170	$12,996
Comprehensive loss	$(31,096)	$(19,950)	$(30,054)	$(26,730)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	31,320,765	$3	$579,638	$12,359	$(263,416)	$328,584
Issuance of stock under Company plans, net of shares withheld for tax	311,863	—	(435)	—	—	(435)
Stock-based compensation	—	—	14,877	—	—	14,877
Foreign currency translation adjustment	—	—	—	(17,356)	—	(17,356)
Unrealized translation loss on foreign currency denominated intercompany loans	—	—	—	(5,503)	—	(5,503)
Unrealized gain on interest rate swaps	—	—	—	8,156	—	8,156
Net loss	—	—	—	—	(16,393)	(16,393)
Balance at June 30, 2022	31,632,628	$3	$594,080	$(2,344)	$(279,809)	$311,930

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	30,091,665	$3	$533,044	$(12,330)	$(203,057)	$317,660
Issuance of stock under Company plans, net of shares withheld for tax	321,581	—	177	—	—	177
Stock-based compensation	—	—	13,550	—	—	13,550
Foreign currency translation adjustment	—	—	—	1,324	—	1,324
Unrealized translation gain on foreign currency denominated intercompany loans	—	—	—	940	—	940
Unrealized loss on interest rate swaps	—	—	—	(3,172)	—	(3,172)
Net loss	—	—	—	—	(19,042)	(19,042)
Balance at June 30, 2021	30,413,246	$3	$546,771	$(13,238)	$(222,099)	$311,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	31,096,548	$3	$568,384	$(11,514)	$(240,585)	$316,288
Issuance of stock under Company plans, net of shares withheld for tax	536,080	—	(800)	—	—	(800)
Stock-based compensation	—	—	26,496	—	—	26,496
Foreign currency translation adjustment	—	—	—	(18,403)	—	(18,403)
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	(6,796)	—	(6,796)
Unrealized gain on interest rate swaps	—	—	—	34,369	—	34,369
Net loss	—	—	—	—	(39,224)	(39,224)
Balance at June 30, 2022	31,632,628	$3	$594,080	$(2,344)	$(279,809)	$311,930

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	29,987,114	$3	$515,219	$(26,234)	$(182,373)	$306,615
Issuance of stock under Company plans, net of shares withheld for tax	426,132	—	178	—	—	178
Stock-based compensation	—	—	31,374	—	—	31,374
Foreign currency translation adjustment	—	—	—	(1,063)	—	(1,063)
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—	—	1,780	—	1,780
Unrealized gain on interest rate swaps	—	—	—	12,279	—	12,279
Net loss	—	—	—	—	(39,726)	(39,726)
Balance at June 30, 2021	30,413,246	$3	$546,771	$(13,238)	$(222,099)	$311,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(39,224)	$(39,726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,193	25,669
Change in fair value of liabilities due to sellers of businesses	(75)	(2,729)
Deferred income taxes	(2,407)	(3,389)
Amortization of deferred costs	5,883	3,848
Foreign currency re-measurement loss	3	10
Non-cash interest and other expense	1,115	1,115
Non-cash stock compensation expense	26,496	31,374
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	22,087	10,174
Prepaid expenses and other current assets	(4,597)	(3,631)
Accounts payable	(898)	5,915
Accrued expenses and other liabilities	(5,154)	(2,424)
Deferred revenue	(9,162)	(2,898)
Net cash provided by operating activities	22,260	23,308
Investing activities
Purchase of property and equipment	(297)	(507)
Purchase business combinations, net of cash acquired	(62,356)	(92,417)
Net cash used in investing activities	(62,653)	(92,924)
Financing activities
Payments on finance leases	—	(4)
Proceeds from notes payable, net of issuance costs	(20)	(113)
Payments on notes payable	(2,700)	(2,700)
Taxes paid related to net share settlement of equity awards	(982)	—
Issuance of common stock, net of issuance costs	182	178
Additional consideration paid to sellers of businesses	(3,088)	(742)
Net cash used in financing activities	(6,608)	(3,381)
Effect of exchange rate fluctuations on cash	(3,873)	(493)
Change in cash and cash equivalents	(50,874)	(73,490)
Cash and cash equivalents, beginning of period	189,158	250,029
Cash and cash equivalents, end of period	$138,284	$176,539
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$14,474	$14,623
Cash paid for taxes	$2,416	$1,741
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$7,820	$13,852

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other period.
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
We assessed the impact of COVID-19 on the estimates and assumptions and determined there was no material impact. Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 9, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
No individual customer represented more than 10% of total revenues for the six months ended June 30, 2022, or more than 10% of accounts receivable as of June 30, 2022 or December 31, 2021.

Derivatives
Cash Flow Hedges—Interest Rate Swap Agreements
In August 2019 and in connection with borrowing funds under the Company’s credit facility, the Company entered into a floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively converted the entire balance of the Company's $540 million original principal term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for a 7-year term of debt. ASC 815, Derivatives and Hedging, requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship under the hypothetical derivative method and noted that all of the critical terms of the hypothetical derivative and hedging instrument were the same. The hedging relationship continues to limit the Company’s exposure to the variability in interest rates under the Company’s term loans and related cash outflows. As such, the Company has deemed this hedging relationship as highly effective in offsetting cash flows attributable to hedged risk (variability in forecasted monthly interest payments) for the term of the term loans and interest rate swap agreements. All derivative financial instruments are recorded at fair value as a net asset or liability in the accompanying condensed consolidated balance sheets. As of June 30, 2022, the fair value of the interest rate swaps included in assets in the Company's condensed consolidated balance sheets was $26.0 million. As of December 31, 2021, the fair value of the interest rate swaps included in liabilities in the Company's condensed consolidated balance sheets was $8.4 million.

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
Recent Accounting Pronouncements
Recently issued accounting pronouncements - Adopted
In August 2020, the Financial Standards Accounting Board (“FASB”) issued an accounting standard on the topic of debt with conversion and other options, accounting standards update (“ASU”) 2020-06. The amendment in this update simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions and requires the application of the if-converted method for calculating diluted earnings per share. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company adopted this guidance in the first quarter of fiscal 2022 and it did not have a material impact on its results of operations, financial position and disclosures as the fair value option accounting model used by the Company is not impacted by this ASU. However, this standard may be applicable should the recently announced Securities Purchase Agreement as discussed in “Note 12. Subsequent Events” close during the third quarter.

Recently issued accounting pronouncements - Not yet adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company evaluated the impact of this standard and determined it did not have a material impact on on our consolidated financial statements.
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
2022 Acquisitions
Acquisitions completed during the six months ended June 30, 2022 include the following:
•BA Insight - On February 22, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of BA Insight Inc., (“BA Insight”), a cloud-based enterprise knowledge management solution. Revenues recorded since the acquisition date through June 30, 2022 were approximately $2.8 million. Revenues recorded for BA Insight for the quarter ended June 30, 2022 were approximately $2.0 million.
•Objectif Lune - On January 07, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Objectif Lune Inc., a Quebec proprietary company (“Objectif Lune”), cloud-based document workflow product. Revenues recorded since the acquisition date through June 30, 2022 were approximately $10.5 million. Revenues recorded for Objectif Lune for the quarter ended June 30, 2022 were approximately $5.6 million.
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
Consideration
The following table summarizes the consideration transferred for the acquisitions described above (in thousands):

	BA Insight	Objectif Lune	Panviva	BlueVenn	Second Street
Cash	$33,355	$29,750	$19,931	$53,535	$25,436
Holdback (1)	645	5,250	3,517	2,429	5,000
Contingent consideration (2)	—	—	—	2,535	1,650
Working capital and other adjustments	1,587	338	379	(537)	(1,365)
Total consideration	$35,587	$35,338	$23,827	$57,962	$30,721
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
Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting and, accordingly, recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase accounting for the 2022 acquisitions of BA Insight and Objectif Lune are preliminary as the Company has not finalized the overall impact of these acquisitions. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete the purchase accounting for BA Insight and Objectif Lune no later than the first quarter of 2023.

The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions during the year ended December 31, 2021 and through the six months ended June 30, 2022, as well as assets and liabilities (in thousands):

	Preliminary		Final
	BA Insight	Objectif Lune	Panviva	BlueVenn	Second Street
Year Acquired	2022	2022	2021	2021	2021

Cash	$4	$745	$132	$1,115	$—
Accounts receivable	2,466	5,289	2,122	1,289	1,105
Other current assets	4,080	7,197	4,985	2,002	89
Operating lease right-of-use asset	110	1,905	197	1,357	489
Property and equipment	3	286	26	611	156
Customer relationships	10,500	17,717	9,757	18,888	14,600
Trade name	150	362	76	238	200
Technology	2,000	5,512	2,194	4,337	3,400
Favorable Leases	—	291	—	—	—
Goodwill	25,605	22,937	16,604	44,892	16,586
Other assets	25	744	33	24	13
Total assets acquired	44,943	62,985	36,126	74,753	36,638
Accounts payable	(236)	(2,001)	(1,257)	(2,772)	(230)
Accrued expense and other	(4,193)	(9,437)	(5,053)	(2,429)	(378)
Deferred tax liabilities	—	(5,726)	(2,395)	(3,640)	(4,320)
Deferred revenue	(4,817)	(8,578)	(3,397)	(6,593)	(500)
Operating lease liabilities	(110)	(1,905)	(197)	(1,357)	(489)
Total liabilities assumed	(9,356)	(27,647)	(12,299)	(16,791)	(5,917)
Total consideration	$35,587	$35,338	$23,827	$57,962	$30,721
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
The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the six months ended June 30, 2022 and the year ended December 31, 2021 (in years):

	Useful Life
	June 30, 2022	December 31, 2021
Customer relationships	7.0	7.0
Trade name	2.0	2.0
Developed technology	6.2	5.0
Favorable Leases	6.3	0
Total weighted-average useful life	6.8	6.6
During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to management's estimates and assumptions.
The goodwill of $126.6 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition and the value of the acquired workforce. Goodwill that is deductible for tax purposes at the time of the acquisitions was $2.0 million.
Total transaction related expenses incurred with respect to acquisition activity during the three months ended June 30, 2022 and June 30, 2021 were $0.4 million and $2.0 million, respectively, and during the six months ended June 30, 2022 and June 30, 2021 were $4.9 million and $6.1 million, respectively. Transaction related expenses, excluding transformation costs, include expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. Transaction costs are included in acquisition-related expenses in our condensed consolidated statement of operations.
Other Acquisitions and Divestitures
From time to time we may purchase or sell customer relationships that meet certain criteria. We had no purchase or sale of customer relationships during the three and six months ended June 30, 2022 and June 30, 2021.
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
As of June 30, 2022 and December 31, 2021, the Company had no accrued earnout business acquisition contingent consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels, changes in assumed discount periods and rates and changes in foreign exchange rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. Any adjustment related to subsequent changes in the fair value of contingent consideration is recorded in acquisition-related expense or other income (expense) in the Company's condensed consolidated statement of operations based on management's assessment of the nature of the liability. Earnout consideration liabilities are reported in “Due to sellers in businesses” in the Company's condensed consolidated balance sheets. As of March 31, 2022, the earnout payments for BlueVenn and Second Street were finalized resulting in no payments made.
In connection with entering into, and expanding, the Company's current credit facility, as discussed further in “Note 6. Debt—Credit Facility”, the Company entered into interest rate swaps for the full 7 year term of the Company's term loans, effectively fixing our interest rate at 5.4% for the full value $540 million of the original principal term loans. The fair value of the Company's swaps are measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2. As of June 30, 2022 the fair value of the interest rate swap is included in the “Interest rate swap assets” section compared to December 31, 2021 in which the fair value of the interest rate swaps included in the liabilities section on the Company's condensed consolidated balance sheets.
Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2022
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap assets	$—	$25,959	$—	$25,959

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap liabilities	$—	$8,409	$—	$8,409
Debt
The Company believes the carrying value of its long-term debt at June 30, 2022 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at June 30, 2022 and December 31, 2021 are $525.2 million and $527.9 million, respectively.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the six months ended June 30, 2022 are summarized in the table below:

($ in thousands)	Goodwill
Balance at December 31, 2021	$457,472
Acquired in business combinations	48,768
Adjustment related to prior year business combinations	1,466
Adjustment related to finalization of current year business combinations	(226)
Foreign currency translation adjustment and other	(14,999)
Balance at June 30, 2022	$492,481
Net intangible assets include the estimated acquisition-date fair values of customer relationships, marketing-related assets, developed technology, and non-compete agreements that the Company recorded as part of its business acquisitions.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2022:
Customer relationships	1-10	$372,591	$142,416	$230,175
Trade name	1.5-10	9,857	6,175	3,682
Developed technology	4-9	93,064	50,184	42,880
Non-compete agreements	3	1,148	1,148	—
Favorable Leases	6.3	287	23	264
Total intangible assets		$476,947	$199,946	$277,001

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2021:
Customer relationships	1-10	$358,943	$126,329	$232,614
Trade name	1.5-10	9,714	5,752	3,962
Developed technology	4-9	88,548	45,204	43,344
Non-compete agreements	3	1,148	1,148	—
Total intangible assets		$458,353	$178,433	$279,920
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Management recorded no impairments of intangible assets or goodwill during the three and six months ended June 30, 2022 or the year ended December 31, 2021. Total amortization expense was $13.5 million and $12.7 million during the three months ended June 30, 2022 and June 30, 2021, respectively, and $27.4 million and $24.7 million during the six months ended June 30, 2022 and June 30, 2021, respectively.

As of June 30, 2022, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2022	$25,803
2023	50,546
2024	48,060
2025	44,823
2026	41,871
2027 and thereafter	65,898
Total	$277,001

5. Income Taxes
The Company’s income tax benefit for the three months ended June 30, 2022, six months ended June 30, 2022 and 2021 and provision for the three months ended June 30, 2021 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The tax benefit from income taxes of $0.5 million and $0.6 million for the three and six months ended June 30, 2022 is primarily related to foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards and the impact, recorded as discrete for the three months ended March 31, 2022, of the deferred tax provision attributable to the tax gain associated with the transfer of goodwill between foreign and domestic jurisdictions.
The tax provision for incomes taxes of $1.5 million and benefit from income taxes of $2.9 million for the three and six months ended June 30, 2021 is primarily related to the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with the Second Street business combination, as discussed in “Note 2. Acquisitions”, and foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The release of valuation allowance is attributable to ASC 805-740-30-3 and acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $4.3 million during the three months ended March 31, 2021 that had previously been offset by a valuation allowance.
The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at June 30, 2022 and June 30, 2021, respectively.
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

6. Debt
Long-term debt consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Senior secured loans (includes unamortized discount of $8,425 and $9,520 based on an imputed interest rate of 5.8% and 5.8%, at June 30, 2022 and December 31, 2021, respectively)	$516,725	$518,330
Less current maturities	(3,167)	(3,167)
Total long-term debt	$513,558	$515,163

Credit Facility
On August 6, 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a new $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of June 30, 2022. The Credit Facility replaced the Company's previous credit agreement. All outstanding balances under our previous credit facility were paid off using proceeds from our new Credit Facility.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At June 30, 2022, the fair value of the interest rate swap was a $26.0 million asset as a result of an increase in short term interest rates since entering into the swap agreements. The increase in the fair value of the interest rate swap asset during the three months ended June 30, 2022 is the result of an increase in short term interest rates during the respective periods. In the next twelve months, the Company estimates that $6.4 million will be reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on our condensed consolidated statement of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized Gain (loss) recognized in Other comprehensive income on derivative financial instruments	$8,156	$(3,172)	$34,369	$12,279
Loss on interest rate swap (included in Interest expense on our consolidated statement of operations)	$(1,159)	$(2,058)	$(3,131)	$(4,068)
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
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of June 30, 2022, the Company had no borrowings outstanding under the Revolver or related sub-facility.
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
In addition, the Credit Facility contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, change in control, bankruptcy and insolvency defaults and material judgment defaults. The occurrence of an event of default could result in the acceleration of Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate. The Term Loan and Revolver are secured by substantially all of the Company's assets. As of June 30, 2022 the Company was in compliance with all covenants under the Credit Facility.
Cash interest costs averaged 5.4% and 5.4% for the six months ended June 30, 2022 and 2021, respectively. In addition, as of June 30, 2022 and December 31, 2021 the Company had $8.4 million and $9.5 million, respectively, of unamortized deferred financing costs associated with the Credit Facility. These financing costs will be amortized to non-cash interest expense over the remaining term of the Credit Facility.

7. Net Loss Per Share
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net Loss	$(16,393)	$(19,042)	$(39,224)	$(39,726)
Denominator:
Weighted–average common shares outstanding, basic and diluted	31,380,505	30,097,749	31,272,489	30,034,252
Net loss per common share, basic and diluted	$(0.52)	$(0.63)	$(1.25)	$(1.32)
Due to the net losses for the three and six months ended June 30, 2022 and June 30, 2021, respectively, basic and diluted loss per share were the same. The following table sets forth the anti–dilutive common share equivalents as of June 30, 2022 and June 30, 2021:

	June 30,
	2022	2021
Stock options	190,894	251,360
Restricted stock awards(1)	—	1,000
Restricted stock units	1,892,460	2,061,436
Performance restricted stock units	93,750	61,437
Total anti–dilutive common share equivalents	2,177,104	2,375,233
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
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) consists of two elements, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ equity section of our condensed consolidated balance sheets and are excluded from net loss. Our other comprehensive income (loss) consists primarily of foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar, unrealized translation gains (losses) on intercompany loans with foreign subsidiaries, and unrealized gains (losses) on interest rate swaps.
The following table shows the components of accumulated other comprehensive income (loss), net of income taxes, (“AOCI”) in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2022	December 31, 2021
Foreign currency translation adjustment	$(24,060)	$(5,657)
Unrealized translation gain on intercompany loans with foreign subsidiaries	(4,243)	2,552
Unrealized gain (loss) on interest rate swaps	25,959	(8,409)
Total accumulated other comprehensive loss	$(2,344)	$(11,514)
The unrealized translation gains (losses) on intercompany loans with foreign subsidiaries as of June 30, 2022 is net of income tax expense of $0.4 million. The tax benefit related to unrealized translation gains (losses) on intercompany loans for the three and six months ended June 30, 2022 was $1.0 million and $1.5 million, respectively. The tax expense related to unrealized translation gains on intercompany loans for the three and six months ended June 30, 2021 was $0.1 million and $0.3 million, respectively. The income tax expense/benefit allocated to each component of other comprehensive income (loss) for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
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

Stock-Based Compensation
The Company recognizes stock-based compensation expense from all awards in the following expense categories included in our condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$575	$563	$977	$1,005
Research and development	658	942	1,406	1,656
Sales and marketing	1,498	1,619	2,972	2,756
General and administrative (1)	12,146	10,426	21,141	25,957
Total	$14,877	$13,550	$26,496	$31,374
(1)Includes accelerated stock-based compensation expense of $4.4 million for the three months ended June 30, 2022 and $4.4 million and $6.3 million for the six months ended June 30, 2022 and June 30, 2021, respectively, in accordance with ASC 718, Compensation—Stock Compensation.
2014 Equity Incentive Plan
Beginning in 2019, the Company began granting restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”) under its 2014 Equity Incentive Plan (the “2014 EIP”), in lieu of restricted stock awards, primarily for stock plan administrative purposes.
Performance-Based Restricted Stock Units (“PRSU”)
In 2022 and 2021, fifty percent of the awards granted to our Chief Executive Officer were PRSUs. The 2022 and 2021 PRSU agreements provide that the quantity of units subject to vesting may range from 0% to 300% of the units granted per the table below based on the Company's absolute total shareholder return (“TSR”) at the end of the eighteen month performance periods. At the end of the performance period, the 2021 PRSU resulted in no units granted.

The following table summarizes PRSU and RSU activity during the six months ended June 30, 2022 :

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2021	1,443,284	$45.77
Granted	1,366,275	22.90
Vested	(563,899)	41.40
Forfeited(1)	(259,450)	46.29
Unvested restricted units outstanding as of June 30, 2022	1,986,210	$31.21
(1) Includes forfeited awards related to the 2021 PRSUs. At June 30, 2022, or the end of the performance period for the 2021 PRSUs, none of the awards vested.
The PRSU and RSU activity table above includes PRSU units granted that are based on a 100% target payout. Compensation expense is recognized over the required service period of the grant. The fair value of the RSUs is determined based on the grant date fair value of the award. The fair value of the PRSUs is determined using the Monte Carlo simulation model and is not subject to fluctuation due to achievement of the underlying market-based target.
Significant assumptions used in the Monte Carlo simulation model for the PRSUs granted during the six months ended June 30, 2022 and year ended December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Expected volatility	49.5%	53.6%
Risk-free interest rate	0.7%	0.1%
Remaining performance period (in years)	1.46	1.35
Dividend yield	—	—
Stock Option Activity
Stock option activity during the six months ended June 30, 2022 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2021	227,605	$9.15
Options exercised	(36,711)	4.96
Outstanding at June 30, 2022	190,894	$9.96

10. Revenue Recognition
Revenue Recognition Policy
Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services over the term of the agreement, generally when made available to the customers. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of sales credits and allowances. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of June 30, 2022 and December 31, 2021, unbilled receivables were $5.2 million and $4.8 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the six months ended June 30, 2022.
The following table presents the activity impacting deferred commissions for the six months ended June 30, 2022 :

($ in thousands)	Deferred Commissions
Balance at December 31, 2021	$24,632
Capitalized deferred commissions	7,051
Amortization of deferred commissions	(5,816)
Balance at June 30, 2022	$25,867
Commissions capitalized in excess of amortization of deferred commissions for the three and six months ended June 30, 2022 were $0.3 million and $1.2 million, respectively.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the six months ended June 30, 2022, we recognized $71.5 million and $2.3 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period. In addition, during the six months ended June 30, 2022 we recognized $6.6 million in revenue that was included in the acquired deferred revenue balance of our 2022 acquisitions as disclosed in “Note 2. Acquisitions.”
Remaining Performance Obligations
As of June 30, 2022, approximately $298.6 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
Disaggregated Revenue
The Company disaggregates revenue from contracts with customers by geography and revenue generating activity, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the United States, United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Subscription and support:
United States	$52,996	$50,862	$104,340	$103,817
United Kingdom	10,120	12,658	21,709	22,052
Canada	5,427	3,624	8,895	6,962
Other International	6,474	5,261	13,700	10,227
Total subscription and support revenue	75,017	72,405	148,644	143,058
Perpetual license:
United States	734	338	1,471	591
United Kingdom	162	—	291	11
Canada	101	10	177	52
Other International	861	67	1,697	113
Total perpetual license revenue	1,858	415	3,636	767
Professional services:
United States	1,752	2,150	3,447	4,194
United Kingdom	670	802	1,459	1,466
Canada	255	104	459	192
Other International	675	388	1,298	556
Total professional service revenue	3,352	3,444	6,663	6,408
Total revenue	$80,227	$76,264	$158,943	$150,233

11. Related Party Transactions
The Company does not have any material related party transactions to report for the three and six months ended June 30, 2022.
12. Subsequent Events

Securities Purchase Agreement

On July 14, 2022, Upland entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Ulysses Aggregator, LP (the “Purchaser”), an affiliate of HGGC, LLC, to issue and sell at closing 115,000 shares of a new designated Series A Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), at a price of $1,000 per share (the “Initial Liquidation Preference”) for an aggregate purchase price of $115.0 million (the “Investment”).

The holders of Series A Preferred Stock will be entitled to dividends (i) at the rate of 4.5% per annum until but excluding the seven year anniversary of the closing, and (ii) at the rate of 7% per annum on and after the seven year anniversary of the closing, and are also entitled to fully participate in any dividends or other distributions declared or paid on our common stock on an as-converted basis. Dividends will be payable quarterly in arrears, and may be paid, at our option, in cash or by paying dividends in kind. Our ability to pay cash dividends is subject to the restrictions under the Credit Facility.

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
Through a series of acquisitions and integrations, we have established a library of diverse, cloud-based software applications under the Upland brand that support the business functions listed above and address specific digital transformation needs. Our revenue has grown from $98.0 million in 2017 to $302.0 million in 2021, representing a compound annual growth rate of 33%. During the six months ended June 30, 2022 foreign revenue as a percent of total revenue increased to 31% compared to 28% during the six months ended June 30, 2021. See “Note 10. Revenue Recognition” in the notes to our unaudited condensed consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions within our core enterprise solution suites of complementary technologies and businesses. This will expand our product library, customer base, and market access resulting in increased benefits of scale. Consistent with our growth strategy, we have made 31 acquisitions from February 2012 through June 30, 2022.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$75,017	94%	$72,405	95%	$148,644	94%	$143,058	95%
Perpetual license	1,858	2%	415	1%	3,636	2%	767	1%
Total product revenue	76,875	96%	72,820	96%	152,280	96%	143,825	96%
Professional services	3,352	4%	3,444	4%	6,663	4%	6,408	4%
Total revenue	80,227	100%	76,264	100%	158,943	100%	150,233	100%
Cost of revenue:
Subscription and support (1)(3)	24,125	30%	23,161	30%	46,194	29%	45,843	31%
Professional services and other (1)	2,428	3%	1,851	3%	5,114	3%	3,596	2%
Total cost of revenue	26,553	33%	25,012	33%	51,308	32%	49,439	33%
Gross profit	53,674	67%	51,252	67%	107,635	68%	100,794	67%
Operating expenses:
Sales and marketing (1)	15,331	19%	14,298	19%	30,924	19%	26,730	18%
Research and development (1)	11,676	15%	11,113	15%	23,743	15%	22,053	15%
General and administrative (1)(2)	21,828	27%	19,192	25%	41,442	26%	43,561	29%
Depreciation and amortization	10,802	13%	10,278	13%	21,853	14%	20,021	13%
Acquisition-related expenses	4,925	6%	5,534	7%	15,338	10%	15,120	10%
Total operating expenses	64,562	80%	60,415	79%	133,300	84%	127,485	85%
Loss from operations	(10,888)	(13)%	(9,163)	(12)%	(25,665)	(16)%	(26,691)	(18)%
Other Expense:
Interest expense, net	(7,754)	(10)%	(7,942)	(10)%	(15,516)	(10)%	(15,729)	(10)%
Other income (expense), net	1,777	2%	(399)	(1)%	1,359	1%	(162)	(1)%
Total other expense	(5,977)	(8)%	(8,341)	(11)%	(14,157)	(9)%	(15,891)	(11)%
Loss before provision for income taxes	(16,865)	(21)%	(17,504)	(23)%	(39,822)	(25)%	(42,582)	(29)%
Benefit from (provision for) income taxes	472	1%	(1,538)	(2)%	598	—%	2,856	3%
Net loss	$(16,393)	(20)%	$(19,042)	(25)%	$(39,224)	(25)%	$(39,726)	(26)%
Net loss per common share, basic and diluted	$(0.52)		$(0.63)		$(1.25)		$(1.32)
Weighted-average common shares outstanding, basic and diluted	31,380,505		30,097,749		31,272,489		30,034,252

(1) Includes stock-based compensation detailed under Share-based Compensation in “Item 1. Financial Statements—Note 9. Stockholders' Equity”.
(2) Includes General and administrative stock-based compensation of $12.1 million and $10.4 million for the three months June 30, 2022 and June 30, 2021, respectively, and $21.1 million and $26.0 million for the six months ended June 30, 2022 and June 30, 2021, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 12% and 11% for the three months ended June 30, 2022 and June 30, 2021, respectively, and 13% and 12% for the six months ended June 30, 2022 and June 30, 2021, respectively.

(3) Includes depreciation and amortization of $3.1 million and $2.9 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $6.3 million and $5.6 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Revenue:
Subscription and support	$75,017	$72,405	4%	$148,644	$143,058	4%
Perpetual license	1,858	415	348%	3,636	767	374%
Total product revenue	76,875	72,820	6%	152,280	143,825	6%
Professional services	3,352	3,444	(3)%	6,663	6,408	4%
Total revenue	$80,227	$76,264	5%	$158,943	$150,233	6%

Percentage of revenue:
Subscription and support	94%	95%		94%	95%
Perpetual license	2%	1%		2%	1%
Total product revenue	96%	96%		96%	96%
Professional services	4%	4%		4%	4%
Total revenue	100%	100%		100%	100%

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Reconciliation of Total revenue to Non-GAAP Core Organic Revenue:
Total revenue (1)	$80,227	$76,264	$158,943	$150,233
Less:
Subscription and support revenue from acquisitions not fully in the prior year comparative period	7,297	104	23,215	9,152
Perpetual license revenue	1,858	415	3,636	767
Professional services revenue	3,352	3,444	6,663	6,408
Subscription and support revenue from Sunset Assets (2)	160	353	342	747
Overage Charges (3)	3,005	4,181	5,649	8,879
Political Revenue (4)	—	233	—	984
Non-GAAP Core Organic Revenue (5)	$64,555	$67,534	$119,438	$123,296

(1) After the reduction of $1.7 million and $3.6 million purchase accounting deferred revenue discount for the three and six months ended June 30, 2022, respectively.
(2) Subscription and support revenue from Sunset Assets is revenue related to the divestiture and sunset of certain minor non-strategic customer contracts (collectively referred to as “Sunset Assets”).

(3) Overage Charges are amounts paid to the Company by a customer (in addition to such customer’s contractual minimum payment commitments) as a result of such customer’s number of users or level of usage of services including text and e-mail messaging and third party pass-through costs exceeding the levels stipulated in such customer’s license or related purchase agreements with the Company.

(4) Political Revenue is CXM usage revenue from US presidential campaigns.
(5) Non-GAAP Core Organic Revenue excludes revenues from acquisitions closed during or subsequent to the prior year comparable period, Perpetual license revenues, Professional services revenues, Revenue from Sunset Assets, Overage Charges and Political Revenue.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022		2021	2022	2021

	(dollars in thousands)
Reconciliation of Subscription and support revenue to Non-GAAP Core Organic Revenue:
Subscription and support revenue (1)	$75,017	0	$72,405	$148,644	$143,058
Less:
Subscription and support revenue from acquisitions not fully in the prior year comparative period	7,297		104	23,215	9,152
Subscription and support revenue from Sunset Assets (2)	160		353	342	747
Overage Charges (3)	3,005		4,181	5,649	8,879
Political Revenue (4)	—		233	—	984
Non-GAAP Core Organic Revenue (5)	$64,555		$67,534	$119,438	$123,296

(1) After the reduction of $1.6 million and $3.6 million purchase accounting deferred revenue discount for the three and six months ended June 30, 2022, respectively.
(2) Subscription and support revenue from Sunset Assets is revenue related to the divestiture and sunset of certain minor non-strategic customer contracts (collectively referred to as “Sunset Assets”).

(3) Overage Charges are amounts paid to the Company by a customer (in addition to such customer’s contractual minimum payment commitments) as a result of such customer’s number of users or level of usage of services including text and e-mail messaging and third party pass-through costs exceeding the levels stipulated in such customer’s license or related purchase agreements with the Company.

(4) Political Revenue is CXM usage revenue from US presidential campaigns.
(5) Non-GAAP Core Organic Revenue excludes revenues from acquisitions closed during or subsequent to the prior year comparable period, Revenue from Sunset Assets, Overage Charges and Political Revenue.

For the Three Months Ended June 30, 2022
Total revenue was $80.2 million in the three months ended June 30, 2022, compared to $76.3 million in the three months ended June 30, 2021, an increase of $3.9 million, or 5%. Total revenue growth includes a negative impact of 3 percentage points from changes in foreign currency exchange rates (“FX”). Our organic business excludes acquisitions closed during or subsequent to the prior year comparable period and business operations related to Sunset Assets (the “Organic Business”). The acquisitions not fully in the comparable period contributed $10.0 million to the increase in the three months ended June 30, 2022. Total revenue related to Perpetual license and Professional services related to our Organic Business declined by $1.4 million. Total revenue from Sunset Assets declined by $0.3 million in the quarter as a result of decreased sales and marketing focus on those Sunset Assets. Total revenue related to Overage Charges declined by $1.2 million as a result of variable demand in the quarter. The three months ended June 30, 2021 included $0.2 million of Political Revenue which did not repeat in the current quarter and will not repeat for the remainder of 2022. Therefore, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $3.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. After removing the negative FX impact on our revenue, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $1.7 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Subscription and support revenue was $75.0 million in the three months ended June 30, 2022, compared to $72.4 million in the three months ended June 30, 2021, an increase of $2.6 million, or 4%. Subscription and support revenue growth includes a negative impact of 2 percentage points from changes in FX. The acquisitions not fully in the comparable period contributed $7.2 million to the increase in subscription and support revenue in the three months ended June 30, 2022. Subscription and support revenue related to our Sunset Assets decreased $0.3 million in the quarter as a result of decreased sales and marketing focus on those Sunset Assets. Subscription and support revenue related to Overage Charges declined by $1.2 million as a result of variable demand in the quarter. The three months ended June 30, 2021 included $0.2 million of Political Revenue which did not repeat in the current quarter and will not repeat for the remainder of 2022. Therefore, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $3.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. After removing the negative FX impact on our revenue, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $1.7 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Perpetual license revenue was $1.9 million in the three months ended June 30, 2022, compared to $0.4 million in the three months ended June 30, 2021. The acquisitions not fully in the comparable period contributed $1.5 million to the increase in perpetual license revenue in the three months ended June 30, 2022 primarily from the acquisition of Objectif Lune. Therefore, perpetual license revenue for our Organic Business for the three months ended June 30, 2022 was flat compared to the three months ended June 30, 2021.
Professional services revenue was relatively flat at $3.4 million in both the three months ended June 30, 2022 as well as in the three months ended June 30, 2021. The acquisitions not fully in the comparable period contributed $1.3 million to the increase in professional services revenue in the three months ended June 30, 2022. Therefore, professional services revenue for our Organic Business decreased by $1.3 million in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily related to our discipline around not accepting unprofitable professional services projects.
For the Six Months Ended June 30, 2022
Total revenue was $158.9 million in the six months ended June 30, 2022, compared to $150.2 million in the six months ended June 30, 2021, an increase of $8.7 million, or 6%. Total revenue growth includes a negative impact of 1.5 percentage points from changes in FX. The acquisitions not fully in the comparable period contributed $18.4 million to the increase in the six months ended June 30, 2022. Total revenue related to Perpetual license and Professional services related to our Organic Business declined by $1.1 million. Total revenue related to Sunset Assets decreased by $0.5 million as a result of decreased sales and marketing focus on those Sunset Assets. Total revenues related to Overage Charges declined by $3.2 million as a result of variable demand during the first half of 2022. The six months ended June 30, 2021 included $1.0 million in Political Revenue, which did not repeat in the first half of 2022 and will not repeat for the remainder of 2022. Therefore, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $3.9 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. After removing the negative FX impact on our revenue, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $2.6 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Subscription and support revenue was $148.6 million in the six months ended June 30, 2022, compared to $143.1 million in the six months ended June 30, 2021, an increase of $5.5 million, or 4%. Subscription and support revenue growth includes a negative impact of 1.6 percentage points from changes in FX.  The acquisitions not fully in the comparable period contributed $14.0 million to the increase in subscription and support revenue in the six months ended June 30, 2022. Subscription and support revenue related to our Sunset Assets decreased $0.4 million as a result of decreased sales and marketing focus on those Sunset Assets. Subscription and support revenues related to Overage Charges declined by $3.2 million as a result of variable demand in the six months ended June 30, 2022. The six months ended June 30, 2021 included $1.0 million of Political Revenues which did not repeat in the first half of 2022 and will not repeat for the remainder of 2022. Therefore, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $3.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. After removing the negative FX impact on our revenue, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $2.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Perpetual license revenue was $3.6 million in the six months ended June 30, 2022, compared to $0.8 million in the six months ended June 30, 2021, an increase of $2.8 million, or 374%. Perpetual license revenue related to our Sunset Assets decreased by $0.1 million as a result of decreased sales and marketing focus on those Sunset Assets. The acquisitions not fully in the comparable period contributed $3.0 million to the increase in perpetual license revenue in the six months ended June 30, 2022. Therefore, perpetual license revenue from our Organic Business decreased by $0.1 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Professional services revenue was $6.7 million in the six months ended June 30, 2022, compared to $6.4 million in the six months ended June 30, 2021, an increase of $0.3 million, or 4%. The acquisitions not fully in the comparable period contributed $1.4 million to the increase in professional services revenue in the six months ended June 30, 2022. Professional services revenue related to our Sunset Assets decreased by $0.1 million as a result of decreased sales and marketing focus on those Sunset Assets. Therefore, professional services revenue from our Organic Business decreased by $1.1 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily related to our discipline around not accepting unprofitable professional services projects.
Cost of Revenue and Gross Profit Percentage

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$24,125	$23,161	4%	$46,194	$45,843	1%
Professional services and other	2,428	1,851	31%	5,114	3,596	42%
Total cost of revenue	26,553	25,012	6%	51,308	49,439	4%
Gross profit	$53,674	$51,252		$107,635	$100,794

Percentage of total revenue:
Subscription and support (1)	30%	30%		29%	31%
Professional services and other	3%	3%		3%	2%
Total cost of revenue	33%	33%		32%	33%
Gross profit	67%	67%		68%	67%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$2	$11		$4	$22
Amortization	$3,127	$2,912		$6,336	$5,626
Stock Compensation	$575	$563		$977	$1,005
For the Three Months Ended June 30, 2022
Cost of subscription and support revenue was $24.1 million in the three months ended June 30, 2022, compared to $23.2 million in the three months ended June 30, 2021, an increase of $0.9 million, or 4%. The acquisitions not fully in the comparable period contributed $1.6 million to cost of subscription and support revenue, primarily related to costs associated with the delivery of the newly acquired products. Cost of subscription and support revenue related to our Sunset Assets decreased $0.1 million. Therefore, cost of subscription and support revenue for our Organic Business decreased by $0.6 million, primarily related to a decrease in telecom messaging costs related to a year over year reduction in CXM usage as a result of cyclical highs in 2021 related to US presidential campaigns.
Cost of professional services and other revenue was $2.4 million in the three months ended June 30, 2022, compared to $1.9 million in the three months ended June 30, 2021, an increase of $0.6 million, or 31%. The acquisitions not fully in the comparable period contributed $0.7 million in the cost of professional services revenue. Therefore, the cost of professional services for our Organic Business decreased by $0.1 million.
For the Six Months Ended June 30, 2022
Cost of subscription and support revenue was $46.2 million in the six months ended June 30, 2022, compared to $45.8 million in the six months ended June 30, 2021, an increase of $0.4 million, or 1%. The acquisitions not fully in the comparable period contributed $3.7 million to the increase to cost of subscription and support revenue, primarily related to costs associated with the delivery of the BA Insight, Objectif Lune, Panviva and BlueVenn products. Cost of subscription and support revenue related to our Sunset Assets decreased $0.1 million primarily related to decreased hosting and infrastructure costs. Therefore, cost of subscription and support revenue for the organic portion of our business decreased by $3.2 million, primarily related to decreases in personnel and related costs and messaging costs related to an increase in CXM usage from US presidential campaigns, partially offset by an increase in hosting and infrastructure costs.
Cost of professional services revenue was $5.1 million in the six months ended June 30, 2022, compared to $3.6 million in the six months ended June 30, 2021, an increase of $1.5 million, or 42%. The acquisitions not fully in the comparable period contributed $1.6 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs. Therefore, cost of professional services revenue for our Organic Business decreased by $0.1 million.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Sales and marketing (1)	$15,331	$14,298	7%	$30,924	$26,730	16%
Percentage of total revenue	19%	19%		19%	18%

(1) Includes stock compensation expense as follows:
Stock Compensation	$1,498	$1,619		$2,972	$2,756
For the Three Months Ended June 30, 2022
Sales and marketing expense was $15.3 million in the three months ended June 30, 2022, compared to $14.3 million in the three months ended June 30, 2021, an increase of $1.0 million, or 7%. The acquisitions not fully in the comparable period contributed $1.8 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs. Therefore, sales and marketing expense for our Organic Business decreased $0.8 million primarily attributable to decreases in personnel and related costs, partially offset by increases related to sales commissions expense associated with our continued go-to-market investments.
For the Six Months Ended June 30, 2022
Sales and marketing expense was $30.9 million in the six months ended June 30, 2022, compared to $26.7 million in the six months ended June 30, 2021, an increase of $4.2 million, or 16%. The acquisitions not fully in the comparable period contributed $3.9 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs. Therefore, sales and marketing expense for our Organic Business increased by $0.3 million, primarily attributable to sales commission expense associated with our ongoing go-to-market investments.
Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Research and development (1)	$11,676	$11,113	5%	$23,743	$22,053	8%
Percentage of total revenue	15%	15%		15%	15%

(1) Includes stock compensation expense as follows:
Stock Compensation	$658	$942		$1,406	$1,656
For the Three Months Ended June 30, 2022
Research and development expense was $11.7 million in the three months ended June 30, 2022, compared to $11.1 million in the three months ended June 30, 2021, an increase of $0.6 million, or 5%. The acquisitions not fully in the comparable period contributed $2.0 million to the increase in research and development expense primarily consisting of personnel and related costs. Therefore, research and development expense related to our Organic Business decreased by $1.4 million primarily related to personnel and related costs.
For the Six Months Ended June 30, 2022
Research and development expense was $23.7 million in the six months ended June 30, 2022, compared to $22.1 million in the six months ended June 30, 2021, an increase of $1.6 million, or 8%. The acquisitions not fully in the comparable period contributed $3.9 million to the increase in research and development expense primarily consisting of personnel and related costs. Research and development expense related to our Sunset Assets decreased by $0.1 million primarily due to reductions in personnel costs. Therefore, research and development costs for our Organic Business decreased by $2.2 million primarily related to personnel and related costs.
General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
General and administrative (1)	$21,828	$19,192	14%	$41,442	$43,561	(5)%
Percentage of total revenue	27%	25%		26%	29%

(1) Includes stock compensation expense as follows:
Stock Compensation	$12,146	$10,426		$21,141	$25,957
For the Three Months Ended June 30, 2022
General and administrative expense was $21.8 million in the three months ended June 30, 2022, compared to $19.2 million in the three months ended June 30, 2021, an increase of $2.6 million, or 14%. An increase in general administrative expense of $0.7 million was due to the acquisitions not fully in the comparable period. In addition, general and administrative expense increased incrementally by $1.9 million, which was driven primarily by higher non-cash stock compensation expense, primarily as a result of the acceleration of stock-based compensation expense. See “Note 9. Stockholders' Equity—Stock-Based Compensation”, for further details.
For the Six Months Ended June 30, 2022
General and administrative expense was $41.4 million in the six months ended June 30, 2022, compared to $43.6 million in the six months ended June 30, 2021, a decrease of $2.2 million, or 5%. An increase in general administrative expense of $1.7 million was due to the acquisitions not fully in the comparable period, which consisted primarily of personnel and related costs and administrative expenses. Therefore, general and administrative expense decreased by $3.9 million, which was driven primarily by overall decrease in non-cash stock compensation expense and personnel and related costs.
Depreciation and Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$393	$458	(14)%	$828	$902	(8)%
Amortization	10,409	9,820	6%	21,025	19,119	10%
Total depreciation and amortization	$10,802	$10,278	5%	$21,853	$20,021	9%

Percentage of total revenue:
Depreciation	—%	—%		1%	—%
Amortization	13%	13%		13%	13%
Total depreciation and amortization	13%	13%		14%	13%
For the Three Months Ended June 30, 2022
Depreciation and amortization expense was $10.8 million in the three months ended June 30, 2022, compared to $10.3 million in the three months ended June 30, 2021, an increase of $0.5 million, or 5%. The acquisitions not fully in the comparable period increased depreciation and amortization expense by $1.5 million, primarily related to acquired intangible assets such as customer relationships, developed technology and tradenames. This increase was partially offset by a decrease of $1.0 million in depreciation and amortization expense from assets becoming fully depreciated and amortized.
For the Six Months Ended June 30, 2022
Depreciation and amortization expense was $21.9 million in the six months ended June 30, 2022, compared to $20.0 million in the six months ended June 30, 2021, an increase of $1.9 million, or 9%. The acquisitions not fully in the comparable period increased depreciation and amortization expense by $3.3 million, primarily related to acquired intangible assets such as customer relationships, developed technology and tradenames. Therefore, depreciation and amortization expense for our Organic Business decreased by $1.4 million in the comparative periods.
Acquisition-related Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Acquisition-related expenses	$4,925	$5,534	(11)%	$15,338	$15,120	1%
Percentage of total revenue	6%	7%		10%	10%
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
For the Three Months Ended June 30, 2022
Acquisition-related expense was $4.9 million in the three months ended June 30, 2022, compared to $5.5 million in the three months ended June 30, 2021, a decrease of $0.6 million, or 11%. During the three months ended June 30, 2022 and June 30, 2021 transaction related expenses were $0.4 million and $2.0 million, respectively, and transformational expenses were $4.5 million and $3.5 million, respectively. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel and related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. We had no new acquisitions during the three months ended June 30, 2022 and closed one acquisition during the three months ended June 30, 2021. Transformation expenses in the three months ended June 30, 2022 include expenses related to acquisitions closed in 2022 as well the three acquisitions closed in 2021 compared to transformation expenses in the three months ended June 30, 2021, which included expenses related to the two acquisitions closed as of March 31, 2021 and one acquisition from 2020. In addition, Acquisition-related expense for the three months ended June 30, 2021 includes a gain of $2.7 million related to a decrease in the fair value of earnout liabilities due to sellers related to the BlueVenn and Second Street acquisitions which was partially offset by a loss on sublease of $1.9 million related to the change in underlying assumptions related to a subtenant.
For the Six Months Ended June 30, 2022
Acquisition related expense was $15.3 million the six months ended June 30, 2022, compared to $15.1 million in the six months ended June 30, 2021 an increase of $0.2 million, or 1%. During the six months ended June 30, 2022 and June 30, 2021 transaction related expenses were $4.9 million and $6.1 million, respectively, and transformational expenses were $10.4 million and $9.0 million, respectively. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel and related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. These accelerated rent related expenses decreased $3.5 million to $1.2 million during the six months ended June 30, 2022 from $4.8 million during the same period in 2021. In addition, Acquisition-related expense for the six months ended June 30, 2021 includes a gain of $2.7 million related to a decrease in the fair value of earnout liabilities due to sellers related to the BlueVenn and Second Street acquisitions.

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Other expense:
Interest expense, net	$(7,754)	$(7,942)	(2)%	$(15,516)	$(15,729)	(1)%
Other income (expense), net	1,777	(399)	(545)%	1,359	(162)	(939)%
Total other expense	$(5,977)	$(8,341)	(28)%	$(14,157)	$(15,891)	(11)%

Percentage of total revenue:
Interest expense, net	(10)%	(10)%		(10)%	(10)%
Other income (expense), net	2%	(1)%		1%	(1)%
Total other expense	(8)%	(11)%		(9)%	(11)%
For the Three Months Ended June 30, 2022
Interest expense, net was $7.8 million in the three months ended June 30, 2022 compared to $7.9 million in the three months ended June 30, 2021 a decrease in interest expense of $0.1 million or 2%.
Other income was $1.8 million in the three months ended June 30, 2022, compared to other expense of $0.4 million in the three months ended June 30, 2021. Other income recognized during the three months ended June 30, 2022 were related primarily to currency exchange gains.
For the Six Months Ended June 30, 2022
Interest expense was $15.5 million in the six months ended June 30, 2022, compared to $15.7 million in the six months ended June 30, 2021, a decrease in interest expense of $0.2 million, or 1%.
Other income was $1.4 million in the six months ended June 30, 2022, compared to other expense of $0.2 million in the six months ended June 30, 2021. Other income recognized during the six months ended June 30, 2022 were related primarily to currency exchange gains.
Benefit from (Provision for) Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Benefit from (provision for) income taxes	$472	$(1,538)	(131)%	$598	$2,856	(79)%
Percentage of total revenue	1%	(2)%		—%	3%
For the Three Months Ended June 30, 2022
Benefit from income taxes was $0.5 million in the three months ended June 30, 2022, compared to a provision for income taxes of $1.5 million in the three months ended June 30, 2021, resulting in a decrease in provision for income taxes of $2.0 million. The benefit from income taxes for the three months ended June 30, 2022 related primarily to foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss. The expense for the three months ended June 30, 2021 related primarily to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with business combinations completed during the period.

For the Six Months Ended June 30, 2022

The benefit from income taxes was $0.6 million in the six months ended June 30, 2022, compared to a benefit from income taxes of $2.9 million in the six months ended June 30, 2021, resulting in a decrease of benefit from income taxes of $2.3 million. This decrease was due primarily to decreased benefits recognized during the current period attributable to the release of valuation allowances associated with acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allow us to recognize certain deferred tax assets that had previously been offset by a valuation allowances.
Key Metrics
In addition to the GAAP financial measures described in “Results of Operations,” we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions.
Adjusted EBITDA
We monitor our Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss, calculated in accordance with GAAP, plus depreciation and amortization expense, interest expense, net, other expense (income), net, provision for (benefit from) income taxes, stock-based compensation expense, acquisition-related expenses, and purchase accounting adjustments for deferred revenue.
The following table represents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(16,393)	$(19,042)	$(39,224)	$(39,726)
Add:
Depreciation and amortization expense	13,931	13,201	28,193	25,669
Interest expense, net	7,754	7,942	15,516	15,729
Other expense (income), net	(1,777)	399	(1,359)	162
Provision for (benefit from) income taxes	(472)	1,538	(598)	(2,856)
Stock-based compensation expense	14,877	13,550	26,496	31,374
Acquisition-related expense	4,925	5,534	15,338	15,120
Purchase accounting deferred revenue discount	1,663	606	3,592	1,100
Adjusted EBITDA	$24,508	$23,728	$47,954	$46,572
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
As of June 30, 2022, we had cash and cash equivalents of $138.3 million, $60.0 million of available borrowings under our credit facility, as discussed below, and $525.2 million of borrowings outstanding under our credit facility. As of December 31, 2021, we had cash and cash equivalents of $189.2 million, $60.0 million of available borrowings under our Credit Facility, and $527.9 million of borrowings outstanding under our credit facility. The $50.9 million decrease in cash and cash equivalents from December 31, 2021 to June 30, 2022 includes $62.4 million in cash paid for our two acquisitions completed during 2022, net of $0.7 million in cash acquired. Non-cash acquisition date consideration to be paid in future periods related to these acquisitions includes $5.9 million in holdback payments and that are due within 12 to 15 months of the closing dates of the underlying acquisitions.

Our cash and cash equivalents held by our foreign subsidiaries was $24.5 million as of June 30, 2022 and $24.8 million as of December 31, 2021. If these funds held by our foreign subsidiaries are needed for our domestic operations, a repatriation of these funds may require us to accrue and pay dividend withholding taxes in the foreign jurisdictions where applicable and accrue and pay U.S. taxes to the extent such dividend income exceeds our ability to utilize net operating losses. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of June 30, 2022 and December 31, 2021, we had a working capital surplus of $35.3 million and surplus of $106.5 million, respectively, which includes $103.4 million and $102.8 million of deferred revenue recorded as a current liability as of June 30, 2022 and December 31, 2021, respectively. This deferred revenue will be recognized as revenue in future periods in accordance with our revenue recognition policy.

Securities Purchase Agreement

The Securities Purchase Agreement as discussed in “Note 12. Subsequent Events” will provide us an additional $115.0 million in liquidity, which we intend to use for (a) for general corporate purposes and (b) for transaction-related fees and expenses. The closing is expected promptly following the satisfaction of customary terms and conditions, including the expiration of the

Hart-Scott-Rodino Act notice period. However, we can provide no assurances that the transaction will close on the expected timeline or at all.

The holders of Series A Preferred Stock will be entitled to dividends (i) at the rate of 4.5% per annum until but excluding the seven year anniversary of the closing, and (ii) at the rate of 7% per annum on and after the seven year anniversary of the closing, and are also entitled to fully participate in any dividends or other distributions declared or paid on our common stock on an as-converted basis. Dividends will be payable quarterly in arrears, and may be paid, at our option, in cash or by paying dividends in kind. Our ability to pay cash dividends is subject to the restrictions under the Credit Facility (as defined below).

The Series A Preferred Stock will rank senior to our common stock with respect to distribution rights and rights upon our liquidation, dissolution or winding up (“Liquidation”), on parity with any class or series of our capital stock expressly designated as ranking on parity with the Series A Preferred Stock with respect to distribution rights and rights upon Liquidation, junior to any class or series of our capital stock expressly designated as ranking senior to the Series A Preferred Stock with respect to distribution rights and rights upon Liquidation and junior in right of payment to our existing and future indebtedness, including the Credit Facility.
Credit Facility
On August 6, 2019, we entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of June 30, 2022.
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
The Credit Facility has no financial covenants as long as less than 35% of the Revolver is drawn as of the last day of any fiscal quarter. The credit facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The Credit Facility contains certain non-financial restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of June 30, 2022 we were in compliance with all covenants under the Credit Facility. See “Note 6. Debt—Credit Facility” for more information regarding our Credit Facility and outstanding debt as of June 30, 2022.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At June 30, 2022, the fair value of the interest rate swap was a $26.0 million asset. The increase in the fair value of the interest rate swap assets during the six months ended June 30, 2022 is the result of an increase in short term interest rates compared to December 31, 2021.
On August 10, 2020, we filed a registration statement on Form S-3 (File No. 333-243728) (the “2020 S-3”), which became effective automatically upon its filing and covers an unlimited amount of securities. The 2020 S-3 will remain effective through August 2023.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021

	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$22,260	$23,308
Net cash used in investing activities	(62,653)	(92,924)
Net cash used in financing activities	(6,608)	(3,381)
Effect of exchange rate fluctuations on cash	(3,873)	(493)
Change in cash and cash equivalents	(50,874)	(73,490)
Cash and cash equivalents, beginning of period	189,158	250,029
Cash and cash equivalents, end of period	$138,284	$176,539
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
Cash provided by operating activities was $22.3 million for the six months ended June 30, 2022 compared to cash provided by operating activities of $23.3 million for the six months ended June 30, 2021, a decrease of $1.0 million. Working capital sources of cash for the six months ended June 30, 2022 included a $22.1 million decrease in accounts receivable related to the timing of collections. Working capital uses of cash for the six months ended June 30, 2022 included a decrease of $0.9 million in accounts payable related to timing of payments, a decrease of $9.2 million in deferred revenue, a $4.6 million increase in prepaid expenses and other current assets and a $5.2 million decrease in accrued expenses.
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
For the six months ended June 30, 2022, cash used in investing activities consisted of $62.4 million associated with the Company’s 2022 acquisitions, and the purchases of property and equipment of $0.3 million. Cash used in investing activities decreased $30.3 million for the six months ended June 30, 2022 compared to the same period in 2021 primarily as a result of the two acquisitions closed during the period compared to the three acquisitions in the comparable prior year period.

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
Cash used in financing activities increased $3.2 million for the six months ended June 30, 2022 compared to the same period in 2021. The increase in cash used in financing activities relates primarily to a $2.3 million increase in additional consideration paid to sellers (i.e. holdbacks) and a $1.0 million increase in net share employee payroll tax settlement payments compared to the same period in 2021.

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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 9, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and six months ended June 30, 2022, as presented herein and in “Item 1. Financial Statements” to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022 (the “Annual Report”). Please refer to our Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. In conjunction with our $350 million, 7 year, term loan, and subsequent entry into an additional $190 million in incremental term loans under the Credit Facility, we entered into interest rate swap agreement for the full seven-year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our $60 million, 5 year, revolving credit facility remains floating. As of June 30, 2022, we had an outstanding balance of $525.2 million under our Credit Facility. As there was no debt outstanding under our revolving credit facility as of June 30, 2022, a hypothetical change of 100 basis points would result in no change to total interest expense.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, Canadian dollars, British pounds, and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business could have resulted in a change in revenue of $4.0 million for the six months ended June 30, 2022. To date, we have not engaged in any currency hedging strategies. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Pursuant to the terms of the Purchase Agreement, we will issue shares of our Series A Preferred Stock that ranks senior to our common stock in priority of distribution rights and rights upon our liquidation, dissolution or winding up and has additional corporate governance rights.

As of June 30, 2022, we had no shares of preferred stock outstanding. Pursuant to the terms of the Purchase Agreement, we will issue and sell at the Closing 115,000 shares of new designated Series A Preferred Stock at a price of $1,000 per share for an aggregate purchase price of $115,000,000. The holders of the Series A Preferred Stock are entitled to dividends payable quarterly in arrears, which may be paid, at our option, in cash or by increasing the Liquidation Preference of each share of Series A Preferred Stock by the amount of the applicable dividend. The holders of Series A Preferred Stock (each, a “Holder” and collectively, the “Holders”) will be entitled to dividends (i) at the rate of 4.5% per annum until but excluding the seven year anniversary of the Closing, and (ii) at the rate of 7% per annum on and after the seven year anniversary of the Closing. Our ability to pay cash dividends is subject to the restrictions under our existing credit agreement. The Series A Preferred Stock has no mandatory conversion feature and is a perpetual security. Although we have the ability to redeem the shares of Series A Preferred Stock beginning on the date that is seven years from the Closing date, we may be unable to do so at that time, and we will be forced to pay the higher dividend rate of 7% per annum until the time that the holders of Series A Preferred Stock convert their shares into shares of common stock or we obtain sufficient capital to redeem the Series A Preferred Stock.

The Series A Preferred Stock will rank senior to our common stock with respect to distribution rights and rights upon our liquidation, dissolution or winding up, on parity with any class or series of our capital stock expressly designated as ranking on parity with the Series A Preferred Stock with respect to distribution rights and rights upon our upon liquidation, dissolution or winding up, junior to any class or series of our capital stock expressly designated as ranking senior to the Series A Preferred Stock with respect to distribution rights and rights upon our upon liquidation, dissolution or winding up and junior in right of payment to our existing and future indebtedness. Further, upon our liquidation, dissolution or winding up, holders of our Series A Preferred Stock will receive a distribution of our available assets before common stockholders in an amount equal to (i) the Initial Liquidation Preference, plus (ii) any accrued and unpaid dividends on such share of Series A Preferred Stock to, but excluding, the date of payment of such amounts.

The holders of Series A Preferred Stock generally will be entitled to vote with the holders of our common stock on all matters submitted for a vote of holders of our common stock (voting together with the holders of our common stock as one class) on an as-converted basis. In addition, so long as the Purchaser and its affiliates beneficially own in the aggregate at least 5% of the shares of our common stock on a fully diluted basis including the shares of common stock issuable upon conversion of shares of Series A Preferred Stock, the holders of a majority of the outstanding shares of Series A Preferred Stock, voting as a single class, are entitled to nominate and elect one individual to serve on our board of directors. In addition, the holders of a majority of the outstanding shares of Series A Preferred Stock, voting as a separate class, will have the right to elect, for so long as the Purchaser and its affiliates own in the aggregate at least 10% of the shares of Series A Preferred Stock (or common stock into which it is convertible) outstanding as of the Closing, one non-voting observer to our board of directors. Such governance rights may grant the holders of our Series A Preferred Stock additional control rights, which may impact our ability to run our business, and may adversely affect the trading price of our common stock. Upon issuance of the Series A Preferred Stock, holders of our common stock will experience dilution of both economic and voting rights, and, because we may pay dividends in kind by increasing the liquidation value of each share of Series A Preferred Stock, holders of common stock will be further diluted at each regular dividend payment date.

The fundamental change redemption feature of our Series A Preferred Stock may make it more difficult for a party to take over our company or discourage a party from taking over our company.

Upon a “Fundamental Change” (involving a change of control as further described in the certificate of designation governing our Series A Preferred Stock), each holder of Series A Preferred Stock shall have the right to require us to redeem all or any part of the holder’s Series A Preferred Stock for an amount equal to greater of (i) the sum of 105% of the Liquidation Preference and a customary make-whole amount, and (ii) the amount that such Holder would have received had such Holder, immediately prior to such “Fundamental Change,” converted the Holder’s Series A Preferred Stock into common stock, without regard to the Issuance Limitation. The mandatory redemption option conferred to holders of our Series A Preferred Stock upon certain events constituting a Fundamental Change (involving a change of control) under the Series A Preferred Stock, may have the effect of discouraging a third party from making an acquisition proposal for our company or of delaying, deferring or preventing certain change of control transactions of our company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended June 30, 2022, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Upland Software, Inc., (ii) condensed consolidated statements of operations of Upland Software, Inc., (iii) condensed consolidated statements of comprehensive income/(loss) of Upland Software, Inc., (iv) condensed consolidated statement of stockholders’ equity of Upland Software, Inc., (v) condensed consolidated statements of cash flows of Upland Software, Inc. and (vi) notes to unaudited condensed consolidated financial statements of Upland Software, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: August 9, 2022	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer