Form 10-Q
period 2022-09-30
Upland Software, Inc.
filed 2022-11-03
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
As of October 31, 2022, 31,778,044 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Item 1. Financial Statements

Upland Software, Inc.
Condensed Consolidated Balance Sheets

(in thousands, except for share and per share information)	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$241,720	$189,158
Accounts receivable (net of allowance of $1,119 and $1,107 at September 30, 2022 and December 31, 2021, respectively)	38,174	50,499
Deferred commissions, current	10,091	9,824
Unbilled receivables	5,991	4,801
Prepaid expenses and other current assets	12,679	8,709
Total current assets	308,655	262,991
Tax credits receivable	3,256	3,345
Property and equipment, net	2,040	2,667
Operating lease right-of-use asset	6,395	6,454
Intangible assets, net	254,040	279,920
Goodwill	479,642	457,472
Deferred commissions, noncurrent	14,321	14,808
Interest rate swap assets	43,947	—
Other assets	1,332	1,350
Total assets	$1,113,628	$1,029,007

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,157	$20,362
Accrued compensation	10,050	9,829
Accrued expenses and other current liabilities	10,658	9,086
Deferred revenue	98,676	102,847
Liabilities due to sellers of businesses	5,941	7,607
Operating lease liabilities, current	3,601	3,546
Current maturities of notes payable (includes unamortized discount of $2,269 and $2,233 at September 30, 2022 and December 31, 2021, respectively)	3,131	3,167
Total current liabilities	152,214	156,444
Notes payable, less current maturities (includes unamortized discount of $5,765 and $7,287 at September 30, 2022 and December 31, 2021, respectively)	512,635	515,163
Deferred revenue, noncurrent	3,028	2,058
Operating lease liabilities, noncurrent	5,504	6,773
Noncurrent deferred tax liability, net	19,080	22,793
Interest rate swap liabilities	—	8,409
Other long-term liabilities	1,168	1,079
Total liabilities	693,629	712,719
Series A Convertible Preferred stock, 0.0001 par value; 5,000,000 shares authorized: 115,000 shares issued and outstanding as of September 30, 2022; no shares issued and outstanding as of December 31, 2021, respectively.	111,066	—
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 31,777,122 and 31,096,548 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	3	3
Additional paid-in capital	600,892	568,384
Accumulated other comprehensive loss	(5,640)	(11,514)
Accumulated deficit	(286,322)	(240,585)
Total stockholders’ equity	308,933	316,288
Total liabilities, convertible preferred stock and stockholders’ equity	$1,113,628	$1,029,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription and support	$75,095	$72,264	$223,739	$215,322
Perpetual license	1,684	684	5,320	1,451
Total product revenue	76,779	72,948	229,059	216,773
Professional services	2,770	3,105	9,433	9,513
Total revenue	79,549	76,053	238,492	226,286
Cost of revenue:
Subscription and support	23,553	22,968	69,747	68,811
Professional services and other	2,173	1,848	7,287	5,444
Total cost of revenue	25,726	24,816	77,034	74,255
Gross profit	53,823	51,237	161,458	152,031
Operating expenses:
Sales and marketing	14,361	14,364	45,285	41,094
Research and development	11,645	10,441	35,388	32,494
General and administrative	14,668	17,725	56,110	61,286
Depreciation and amortization	10,117	10,764	31,970	30,785
Acquisition-related expenses	3,586	3,685	18,924	18,805
Total operating expenses	54,377	56,979	187,677	184,464
Loss from operations	(554)	(5,742)	(26,219)	(32,433)
Other expense:
Interest expense, net	(7,354)	(7,971)	(22,870)	(23,700)
Other income (expense), net	339	(650)	1,698	(812)
Total other expense	(7,015)	(8,621)	(21,172)	(24,512)
Loss before benefit from income taxes	(7,569)	(14,363)	(47,391)	(56,945)
Benefit from income taxes	1,056	3,348	1,654	6,204
Net loss	$(6,513)	$(11,015)	$(45,737)	$(50,741)
Preferred stock dividends	(546)	—	(546)	—
Net loss attributable to common stockholders	$(7,059)	$(11,015)	$(46,283)	$(50,741)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.22)	$(0.36)	$(1.47)	$(1.68)
Weighted-average common shares outstanding, basic and diluted	31,655,206	30,428,675	31,401,463	30,167,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(6,513)	$(11,015)	$(45,737)	$(50,741)
Other comprehensive income (loss):
Foreign currency translation adjustment	(13,869)	(4,548)	(32,272)	(5,611)
Unrealized translation loss on intercompany loans with foreign subsidiaries	(7,415)	(2,664)	(14,211)	(884)
Unrealized gain on interest rate swaps	17,988	2,112	52,357	14,391
Other comprehensive income (loss):	$(3,296)	$(5,100)	$5,874	$7,896
Comprehensive loss	$(9,809)	$(16,115)	$(39,863)	$(42,845)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	—	$—	31,632,628	$3	$594,080	$(2,344)	$(279,809)	$311,930
Issuance of Convertible Preferred Stock	115,000	110,520	—	—	—	—	—	—
Dividends accrued - Convertible Preferred Stock	—	546	—	—	(546)	—	—	(546)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	144,494	—	(169)	—	—	(169)
Stock-based compensation	—	—	—	—	7,527	—	—	7,527
Foreign currency translation adjustment	—	—	—	—	—	(13,869)	—	(13,869)
Unrealized translation loss on foreign currency denominated intercompany loans	—	—	—	—	—	(7,415)	—	(7,415)
Unrealized gain on interest rate swaps	—	—	—	—	—	17,988	—	17,988
Net loss	—	—	—	—	—	—	(6,513)	(6,513)
Balance at September 30, 2022	115,000	$111,066	31,777,122	$3	$600,892	$(5,640)	$(286,322)	$308,933

	Three Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	—	$—	30,413,246	$3	$546,771	$(13,238)	$(222,099)	$311,437
Issuance of stock under Company plans, net of shares withheld for tax	—	—	103,104	—	(323)	—	—	(323)
Stock-based compensation	—	—	—	—	12,047	—	—	12,047
Foreign currency translation adjustment	—	—	—	—	—	(4,548)	—	(4,548)
Unrealized translation gain on foreign currency denominated intercompany loans	—	—	—	—	—	(2,664)	—	(2,664)
Unrealized loss on interest rate swaps	—	—	—	—	—	2,112	—	2,112
Net loss	—	—	—	—	—	—	(11,015)	(11,015)
Balance at September 30, 2021	—	$—	30,516,350	$3	$558,495	$(18,338)	$(233,114)	$307,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021		—	31,096,548	$3	$568,384	$(11,514)	$(240,585)	$316,288
Issuance of Convertible Preferred Stock	115,000	110,520	—	—	—	—	—	—
Dividends accrued - Convertible Preferred Stock	—	546	—	—	(546)	—	—	(546)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	680,574	—	(969)	—	—	(969)
Stock-based compensation	—	—	—	—	34,023	—	—	34,023
Foreign currency translation adjustment	—	—	—	—	—	(32,272)	—	(32,272)
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	—	—	(14,211)	—	(14,211)
Unrealized gain on interest rate swaps	—	—	—	—	—	52,357	—	52,357
Net loss	—	—	—	—	—	—	(45,737)	(45,737)
Balance at September 30, 2022	115,000	$111,066	31,777,122	$3	$600,892	$(5,640)	$(286,322)	$308,933

			Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	29,987,114	$3	$515,219	$(26,234)	$(182,373)	$306,615
Issuance of stock under Company plans, net of shares withheld for tax	—	—	529,236	—	(145)	—	—	(145)
Stock-based compensation	—	—	—	—	43,421	—	—	43,421
Foreign currency translation adjustment	—	—	—	—	—	(5,611)	—	(5,611)
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	—	—	(884)	—	(884)
Unrealized gain on interest rate swaps	—	—	—	—	—	14,391	—	14,391
Net loss	—	—	—	—	—	—	(50,741)	(50,741)
Balance at September 30, 2021	—	$—	30,516,350	$3	$558,495	$(18,338)	$(233,114)	$307,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(45,737)	$(50,741)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,333	39,420
Change in fair value of liabilities due to sellers of businesses	(75)	(3,503)
Deferred income taxes	(3,291)	(7,726)
Amortization of deferred costs	9,041	6,283
Foreign currency re-measurement loss	40	18
Non-cash interest and other expense	1,687	1,682
Non-cash stock compensation expense	34,023	43,421
Non-cash loss on retirement of fixed assets	26	2
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	18,187	11,748
Prepaid expenses and other current assets	(5,055)	(3,672)
Accounts payable	(1,464)	6,647
Accrued expenses and other liabilities	(11,256)	(8,111)
Deferred revenue	(13,321)	(6,822)
Net cash provided by operating activities	24,138	28,646
Investing activities
Purchase of property and equipment	(718)	(965)
Purchase business combinations, net of cash acquired	(62,356)	(92,417)
Net cash used in investing activities	(63,074)	(93,382)
Financing activities
Payments on finance leases	—	(12)
Proceeds from notes payable, net of issuance costs	(200)	(120)
Payments on notes payable	(4,050)	(4,050)
Issuance of Series A Convertible Preferred stock, net of issuance costs	110,520	—
Taxes paid related to net share settlement of equity awards	(1,159)	(373)
Issuance of common stock, net of issuance costs	190	228
Additional consideration paid to sellers of businesses	(8,174)	(769)
Net cash provided by (used in) financing activities	97,127	(5,096)
Effect of exchange rate fluctuations on cash	(5,629)	(613)
Change in cash and cash equivalents	52,562	(70,445)
Cash and cash equivalents, beginning of period	189,158	250,029
Cash and cash equivalents, end of period	$241,720	$179,584
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$21,804	$22,043
Cash paid for taxes	$3,163	$1,772
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$7,820	$14,204

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include those related to revenue recognition, deferred commissions, allowance for credit losses, stock-based compensation, contingent consideration, acquired intangible assets, impairment of goodwill, intangibles and long-lived assets, the useful lives of intangible assets and property and equipment, the fair value of the Company’s interest rate swaps and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from those estimates.
We assessed the impact of COVID-19 on the estimates and assumptions and determined there was no material impact. Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 3, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
No individual customer represented more than 10% of total revenues for the nine months ended September 30, 2022, or more than 10% of accounts receivable as of September 30, 2022 or December 31, 2021.

Derivatives
Cash Flow Hedges—Interest Rate Swap Agreements
In August 2019 and in connection with borrowing funds under the Company’s credit facility, the Company entered into a floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively converted the entire balance of the Company's $540 million original principal term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for a 7-year term of debt. ASC 815, Derivatives and Hedging, requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship under the hypothetical derivative method and noted that all of the critical terms of the hypothetical derivative and hedging instrument were the same. The hedging relationship continues to limit the Company’s exposure to the variability in interest rates under the Company’s term loans and related cash outflows. As such, the Company has deemed this hedging relationship as highly effective in offsetting cash flows attributable to hedged risk (variability in forecasted monthly interest payments) for the term of the term loans and interest rate swap agreements. All derivative financial instruments are recorded at fair value as a net asset or liability in the accompanying condensed consolidated balance sheets. As of September 30, 2022, the fair value of the interest rate swaps included in assets in the Company's condensed consolidated balance sheets was $43.9 million. As of December 31, 2021, the fair value of the interest rate swaps included in liabilities in the Company's condensed consolidated balance sheets was $8.4 million.

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
Preferred Stock
In August 2022, the Company closed on the issuance and sale of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Company issued 115,000 shares of Series A Preferred Stock, par value $0.0001 per share, at a price of $1,000 per share, for an initial investment amount of $115.0 million. Pursuant to the Certification of Designation, cumulative preferred dividends accrue quarterly on the Series A Preferred Stock at a rate of (i) 4.5% per annum until but excluding the seven year anniversary of the closing, and (ii) 7% per annum on and after the seven year anniversary of the closing. See “Note 9. Series A Preferred Stock—Series A Convertible Preferred Stock” for further details.
The Series A Preferred Stock and cumulative preferred dividends, net of preferred issuance costs, is presented as Mezzanine Equity of $111.1 million as of September 30, 2022 in the Company’s condensed consolidated balance sheets. The Series A Preferred Stock is classified as Mezzanine Equity because it is redeemable at the option of its holders (upon a deemed liquidation event as defined in “Note 9. Series A Preferred Stock—Series A Convertible Preferred Stock—Deemed Liquidation Event Redemption”) and has a condition for redemption that is not solely within the control of the issuer.

Recent Accounting Pronouncements
Recently issued accounting pronouncements - Adopted
In August 2020, the Financial Standards Accounting Board (“FASB”) issued accounting standards update (“ASU”) 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company adopted this guidance in the first quarter of fiscal 2022.
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

2022 Acquisitions
Acquisitions completed during the nine months ended September 30, 2022 include the following:
•BA Insight - On February 22, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of BA Insight Inc., (“BA Insight”), a cloud-based enterprise knowledge management solution. Revenues recorded since the acquisition date through September 30, 2022 were approximately $5.2 million. Revenues recorded for BA Insight for the quarter ended September 30, 2022 were approximately $2.4 million.
•Objectif Lune - On January 07, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Objectif Lune Inc., a Quebec proprietary company (“Objectif Lune”), cloud-based document workflow product. Revenues recorded since the acquisition date through September 30, 2022 were approximately $15.5 million. Revenues recorded for Objectif Lune for the quarter ended September 30, 2022 were approximately $5.1 million.
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
Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting, and has recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase accounting for the 2022 acquisitions of BA Insight and Objectif Lune are preliminary as the Company has not finalized the overall impact of these acquisitions. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete the purchase accounting for BA Insight and Objectif Lune no later than the first quarter of 2023.

The following condensed table presents the preliminary and finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions during the year ended December 31, 2021 and through the nine months ended September 30, 2022, (in thousands):

	Preliminary		Final
	BA Insight	Objectif Lune	Panviva	BlueVenn	Second Street
Year Acquired	2022	2022	2021	2021	2021

Cash	$4	$745	$132	$1,115	$—
Accounts receivable	2,466	5,251	2,122	1,289	1,105
Other current assets	4,080	7,197	4,985	2,002	89
Operating lease right-of-use asset	110	1,905	197	1,357	489
Property and equipment	3	248	26	611	156
Customer relationships	10,500	17,717	9,757	18,888	14,600
Trade name	150	362	76	238	200
Technology	2,000	5,512	2,194	4,337	3,400
Favorable Leases	—	291	—	—	—
Goodwill	25,993	23,283	16,604	44,892	16,586
Other assets	25	744	33	24	13
Total assets acquired	45,331	63,255	36,126	74,753	36,638
Accounts payable	(236)	(2,001)	(1,257)	(2,772)	(230)
Accrued expense and other	(4,193)	(9,437)	(5,053)	(2,429)	(378)
Deferred tax liabilities	(388)	(5,726)	(2,395)	(3,640)	(4,320)
Deferred revenue	(4,817)	(8,848)	(3,397)	(6,593)	(500)
Operating lease liabilities	(110)	(1,905)	(197)	(1,357)	(489)
Total liabilities assumed	(9,744)	(27,917)	(12,299)	(16,791)	(5,917)
Total consideration	$35,587	$35,338	$23,827	$57,962	$30,721
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
The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the nine months ended September 30, 2022 and the year ended December 31, 2021 (in years):

	Useful Life
	September 30, 2022	December 31, 2021
Customer relationships	7.0	7.0
Trade name	2.0	2.0
Developed technology	6.2	5.0
Favorable Leases	6.3	0
Total weighted-average useful life	6.8	6.6
During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to management's estimates and assumptions.
The goodwill of $127.4 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition and the value of the acquired workforce. Goodwill that is deductible for tax purposes at the time of the acquisitions was $2.0 million.
Total transaction related expenses incurred with respect to acquisition activity during the three months ended September 30, 2022 and September 30, 2021 was a gain of $0.3 million and an expense of $0.1 million, respectively. During the nine months ended September 30, 2022 and September 30, 2021, total transaction related expenses were $4.6 million and $6.2 million, respectively. Transaction related expenses, excluding transformation costs, include expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. Transaction costs are included in acquisition-related expenses in our condensed consolidated statement of operations.
Other Acquisitions and Divestitures
From time to time we may purchase or sell customer relationships that meet certain criteria. We had no purchase or sale of customer relationships during the three and nine months ended September 30, 2022 and September 30, 2021.
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
As of September 30, 2022 and December 31, 2021, the Company had no accrued earnout business acquisition contingent consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels, changes in assumed discount periods and rates and changes in foreign exchange rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. Any adjustment related to subsequent changes in the fair value of contingent consideration is recorded in acquisition-related expense or other income (expense) in the Company's condensed consolidated statement of operations based on management's assessment of the nature of the liability. Earnout consideration liabilities are reported in “Due to sellers in businesses” in the Company's condensed consolidated balance sheets. As of March 31, 2022, the earnout payments for BlueVenn and Second Street were finalized resulting in no payments made.
In connection with entering into, and expanding, the Company's current credit facility, as discussed further in “Note 6. Debt—Credit Facility”, the Company entered into interest rate swaps for the full 7 year term of the Company's term loans, effectively fixing our interest rate at 5.4% for the full value $540 million of the original principal term loans. The fair value of the Company's swaps are measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2. As of September 30, 2022 the fair value of the interest rate swap is included in the “Interest rate swap assets” section compared to December 31, 2021 in which the fair value of the interest rate swaps included in the liabilities section on the Company's condensed consolidated balance sheets.
Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2022
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap assets	$—	$43,947	$—	$43,947

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap liabilities	$—	$8,409	$—	$8,409
Debt
The Company believes the carrying value of its long-term debt at September 30, 2022 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at September 30, 2022 and December 31, 2021 are $523.8 million and $527.9 million, respectively.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the nine months ended September 30, 2022 are summarized in the table below:

($ in thousands)	Goodwill
Balance at December 31, 2021	$457,472
Acquired in business combinations	48,768
Adjustment related to prior year business combinations	1,466
Adjustment related to finalization of current year business combinations	508
Foreign currency translation adjustment and other	(28,572)
Balance at September 30, 2022	$479,642
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
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2022:
Customer relationships	1-10	$359,858	$147,631	$212,227
Trade name	1.5-10	9,535	6,298	3,237
Developed technology	4-9	90,186	51,848	38,338
Favorable Leases	6.3	270	32	238
Total intangible assets		$459,849	$205,809	$254,040

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2021:
Customer relationships	1-10	$358,943	$126,329	$232,614
Trade name	1.5-10	9,714	5,752	3,962
Developed technology	4-9	88,548	45,204	43,344
Non-compete agreements	3	1,148	1,148	—
Total intangible assets		$458,353	$178,433	$279,920
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life.
Management recorded no impairments of intangible assets or goodwill during the three and nine months ended September 30, 2022 or the year ended December 31, 2021.
Total amortization expense was $12.8 million and $13.2 million during the three months ended September 30, 2022 and September 30, 2021, respectively, and $40.1 million and $37.9 million during the nine months ended September 30, 2022 and September 30, 2021, respectively.

As of September 30, 2022, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2022	$12,409
2023	48,769
2024	46,381
2025	43,178
2026	40,299
2027 and thereafter	63,004
Total	$254,040

5. Income Taxes
The Company’s income tax benefit for the three and nine months ended September 30, 2022 and September 30, 2021 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The tax benefit from income taxes of $1.1 million and $1.7 million for the three and nine months ended September 30, 2022 is primarily related to foreign income taxes associated with our combined non-U.S. operations and the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with the Company’s business combination occurring during the nine months ended September 30, 2022, as discussed in “Note 2. Acquisitions.” These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards and the impact, recorded as discrete for the three months ended March 31, 2022, of the deferred tax provision attributable to the tax gain associated with the transfer of goodwill between foreign and domestic jurisdictions.
The tax benefit for incomes taxes of $3.3 million and benefit from income taxes of $6.2 million for the three and nine months ended September 30, 2021 is primarily related to the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with the Second Street business combination, as discussed in “Note 2. Acquisitions”, and foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The release of valuation allowance is attributable to ASC 805-740-30-3 and acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allowed us to recognize certain deferred tax assets of approximately $4.3 million during the three months ended March 31, 2021 that had previously been offset by a valuation allowance.
The Company has historically incurred operating losses in the United States and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at September 30, 2022 and September 30, 2021, respectively.
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

6. Debt
Long-term debt consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Senior secured loans (includes unamortized discount of $8,034 and $9,520 based on an imputed interest rate of 5.8% and 5.8%, at September 30, 2022 and December 31, 2021, respectively)	$515,766	$518,330
Less current maturities	(3,131)	(3,167)
Total long-term debt	$512,635	$515,163

Credit Facility
On August 6, 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a new $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of September 30, 2022. The Credit Facility replaced the Company's previous credit agreement. All outstanding balances under our previous credit facility were paid off using proceeds from our new Credit Facility.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At September 30, 2022, the fair value of the interest rate swap was a $43.9 million asset as a result of an increase in short term interest rates since entering into the swap agreements. The increase in the fair value of the interest rate swap asset during the three months ended September 30, 2022 is the result of an increase in short term interest rates during the respective periods. In the next twelve months, the Company estimates that $11.5 million will be reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on our condensed consolidated statement of operations. Increases/decreases in cash paid for interest as a result of the Company’s interest rate swaps are included cash flows from operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized Gain recognized in Other comprehensive income on derivative financial instruments	$17,988	$2,112	$52,357	$14,391
Gain (loss) on interest rate swap (included in Interest expense on our consolidated statement of operations)	$757	$(2,090)	$(2,374)	$(6,158)
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
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of September 30, 2022, the Company had no borrowings outstanding under the Revolver or related sub-facility.
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
In addition, the Credit Facility contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, change in control, bankruptcy and insolvency defaults and material judgment defaults. The occurrence of an event of default could result in the acceleration of Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate. The Term Loan and Revolver are secured by substantially all of the Company's assets. As of September 30, 2022 the Company was in compliance with all covenants under the Credit Facility.
Cash interest costs averaged 5.4% and 5.4% for the nine months ended September 30, 2022 and 2021, respectively. In addition, as of September 30, 2022 and December 31, 2021 the Company had $8.0 million and $9.5 million, respectively, of unamortized deferred financing costs associated with the Credit Facility. These financing costs will be amortized to non-cash interest expense over the remaining term of the Credit Facility.

7. Net Loss Per Share
We compute loss per share of our Common Stock and Series A Preferred Stock using the two-class method. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. We consider our Series A Preferred Stock to be a participating security, as its holders are entitled to fully participate in any dividends or other distributions declared or paid on our Common Stock on an as-converted basis.
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net Loss	$(6,513)	$(11,015)	$(45,737)	$(50,741)
Preferred stock dividends and accretion	(546)	—	(546)	—
Net loss attributable to common stockholders	$(7,059)	$(11,015)	$(46,283)	$(50,741)
Denominator:
Weighted–average common shares outstanding, basic and diluted	31,655,206	30,428,675	31,401,463	30,167,171
Net loss per common share, basic and diluted	$(0.22)	$(0.36)	$(1.47)	$(1.68)
Due to the net losses for the three and nine months ended September 30, 2022 and September 30, 2021, respectively, basic and diluted loss per share were the same. The Company adopted ASU 2020-06 on January 1, 2022 as detailed in “Note 1. Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements—Recently issued accounting pronouncements - Adopted.” As such, the Company is required to use the application of the if-converted method for calculating diluted earnings per share on our Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on our stock options, restricted stock awards, restricted stock units and performance restricted stock units.
The following table sets forth the anti–dilutive common share equivalents as of September 30, 2022 and September 30, 2021:

	September 30,
	2022	2021
Stock options	155,895	242,984
Restricted stock awards(1)	—	1,000
Restricted stock units	1,442,886	2,034,186
Performance restricted stock units	93,750	63,537
Series A Preferred Stock on an as-converted basis(2)	6,602,643	—
Total anti–dilutive common share equivalents	8,295,174	2,341,707
(1) All outstanding restricted stock awards became fully vested as of December 31, 2021.
(2) Per ASU 2020-06, the Company is applying the if-converted method to calculated diluted earnings per share. As of September 30, 2022, the Series A Preferred Stock plus accumulated dividends totaled $115.5 million. The Series A Preferred Stock has a conversion price of $17.50 per share, as detailed in “Note 9. Series A Preferred Stock”
8. Commitments and Contingencies
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

9. Series A Preferred Stock
On July 14, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Ulysses Aggregator, LP (the “Purchaser”), an affiliate of HGGC, LLC, to issue and sell at closing 115,000 shares of Series A Preferred Stock of the Company, par value $0.0001 per share, at a price of $1,000 per share (the “Initial Liquidation Preference”) for an aggregate purchase price of $115.0 million (the “Investment”). The Company will use the proceeds of the Investment (a) for general corporate purposes and (b) for transaction-related fees and expenses.
On August 23, 2022 (the “Closing Date”), the closing of the Investment (the “Closing”) occurred, and the Series A Preferred Stock was issued to the Purchaser. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses comprised of transaction fees, and financial advisory and legal expenses (the “Series A Preferred Stock Issuance Costs”), which reduced the carrying value of the Series A Preferred Stock. As of September 30, 2022, the Series A Preferred Stock Issuance Costs totaled $4.5 million. Cumulative preferred dividends accrue quarterly on the Series A Preferred Stock at a rate of 4.5% per year within the first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The Series A Preferred Stock had accrued unpaid dividends of $0.5 million as of September 30, 2022.

Contemporaneous with the Closing Date, the Company and the Purchaser entered into a Registration Rights Agreement (the “Registration Rights Agreement”) and the Company filed a Certificate of Designation (the “Certificate of Designation”) setting out the powers, designations, preferences, and other rights of the Series A Preferred Stock with the Secretary of State of the State of Delaware in connection with the Closing. Pursuant to the Registration Rights Agreement, the Purchaser has certain customary registration rights with respect to any shares of Series A Preferred Stock or the common stock of the Company issuable upon conversion of the Series A Preferred Stock, including rights with respect to the filing of a shelf registration statement, underwritten offering rights and piggy back rights.

Dividend Provisions

The Series A Preferred Stock rank senior to the Company’s common stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an Initial Liquidation Preference of $1,000 per share, representing an aggregate Liquidation Preference (as defined below) of $1,000 upon issuance. Holders of the Series A Preferred Stock are entitled to the dividend at the rate of 4.5% per annum, within first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The dividend can be paid, in the Company’s sole discretion, in cash or dividend in kind by adding to the Liquidation Preference of each share of Series A Preferred Stock outstanding; provided that, until the stockholder approvals contemplated by Nasdaq Global Market Listing Standard Rules 5635(a), (b) and (d) are obtained, as applicable, the Company may not pay in kind if doing so would cause the common shares issuable upon conversion of the Preferred Stock to exceed 19.9% of the total outstanding common stock as of the Closing Date. The Series A Preferred Stock is also entitled to fully participate in any dividends paid to the holders of common stock in cash, in stock or otherwise, on an as-converted basis.

Liquidation Rights

In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into common stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of September 30, 2022, the Liquidation Preference of the Series A Preferred Stock was $115.5 million.

Optional Redemption

On or after the 7th anniversary of the original issue date of the Series A Preferred Stock, the Company has the right to redeem any outstanding shares of the Series A Preferred Stock for a cash purchase price equal to 105% of the Liquidation Preference plus accrued and unpaid dividends as of the date of redemption.

Deemed Liquidation Event Redemption

Upon a fundamental change, holders of the Series A Preferred Stock have the right to require the Company to repurchase any or all of its Series A Preferred Stock for cash equal to the greater of (1) 105% of the Liquidation Preference plus the present value of the dividend payments the holders would have been entitled to through the fifth anniversary of the issue date and (2) the amount that such Preferred Stock would have been entitled to receive as if converted into common shares immediately prior to the fundamental change.

A fundamental change (“Deemed Liquidation Event”) is defined as either the direct or indirect sale, lease, transfer, conveyance or other disposition of all or substantially all the properties or assets of the Company and its subsidiaries to any third party or the consummation of any transaction, the result of which is that any third party or group of third parties become the beneficial owner of more than 50% of the voting power of the Company.

Voting Rights

The Series A Preferred Stock will vote together with the Common Shares on all matters and not as a separate class (except as specifically provided in the Certificate of Designation or as otherwise required by law) on an as-if-converted basis.

The holders of the Series A Preferred Stock will have the right to elect one member of the Board of Directors for so long as holders of the Series A Preferred Stock own in the aggregate at least 5% of the shares of common stock on a fully diluted basis.

In addition, the holders of the Series A Preferred Stock will have the right to elect one non-voting observer to the Board of Directors for so long as they hold at least 10% of the shares of Convertible Preferred Stock outstanding as of the date of the issue date.

Conversion Feature

The Series A Preferred Stock may be converted, at any time in whole or in part at the option of the holder into a number of shares of common stock equal to the quotient obtained by dividing the sum of the Liquidation Preference plus all accrued and unpaid dividends by the conversion price of $17.50 (the “Conversion Price”). The Conversion Price is subject to adjustment in the following events:

•Stock splits and combinations
•Tender offers or exchange offers
•Distribution of rights, options, or warrants at a price per share that is less than the average of the last reported sale prices per share of Common Stock for the ten consecutive trading days
•Spin-offs and other distributed property
•Issuance of equity-linked securities at a price per share less than the conversion price

Anti-Dilution Provisions

The Series A Preferred Stock has customary anti-dilution provisions for stock splits, stock dividends, mergers, sales of significant assets, and reorganization events and recapitalization transactions or similar events, and weighted average anti-dilution protection, subject to customary exceptions for issuances pursuant to current or future equity-based incentive plans or arrangements (including upon the exercise of employee stock options).

10. Stockholders' Equity
Registration Statements
2022 S-3
On October 21, 2022 we filed a resale registration statement on Form S-3 (File No. 333-267973) (the “2022 S-3”), on behalf of the Purchaser and pursuant to the Registration Rights Agreement, which became effective on November 1, 2022 and covers (i) the issued Series A Preferred Stock and (ii) the number of shares of the Company’s common stock issuable upon conversion of such Series A Preferred Stock, which amount includes and assumes that dividends on the Series A Preferred Stock are paid by increasing the Liquidation Preference of the Series A Preferred Stock for a period of sixteen dividend payment periods from the initial issuance date.

2020 S-3
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
The following table shows the components of accumulated other comprehensive income (loss), net of income taxes, (“AOCI”) in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2022	December 31, 2021
Foreign currency translation adjustment	$(37,929)	$(5,657)
Unrealized translation gain on intercompany loans with foreign subsidiaries	(11,658)	2,552
Unrealized gain (loss) on interest rate swaps	43,947	(8,409)
Total accumulated other comprehensive loss	$(5,640)	$(11,514)
The unrealized translation gains (losses) on intercompany loans with foreign subsidiaries as of September 30, 2022 is net of income tax expense of $2.3 million. The tax provision to unrealized translation gains (losses) on intercompany loans for the three and nine months ended September 30, 2022 was $1.9 million and $0.4 million, respectively. The tax expense related to unrealized translation gains on intercompany loans for the three and nine months ended September 30, 2021 was $0.5 million and $0.2 million, respectively. The income tax expense/benefit allocated to each component of other comprehensive income (loss) for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
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

Stock-Based Compensation
The Company recognizes stock-based compensation expense from all awards in the following expense categories included in our condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$510	$539	$1,487	$1,544
Research and development	701	671	2,107	2,327
Sales and marketing	612	1,636	3,584	4,392
General and administrative	5,704	9,201	26,845	35,158
Total	$7,527	$12,047	$34,023	$43,421
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
The following table summarizes PRSU and RSU activity during the nine months ended September 30, 2022 :

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2021	1,443,284	$45.77
Granted	1,457,763	22.15
Vested	(720,221)	40.49
Forfeited(1)	(644,190)	35.28
Unvested restricted units outstanding as of September 30, 2022	1,536,636	$30.25
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

Significant assumptions used in the Monte Carlo simulation model for the PRSUs granted during the nine months ended September 30, 2022 and year ended December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
Expected volatility	49.5%	53.6%
Risk-free interest rate	0.7%	0.1%
Remaining performance period (in years)	1.46	1.35
Dividend yield	—	—
Stock Option Activity
Stock option activity during the nine months ended September 30, 2022 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2021	227,605	$9.15
Options exercised	(43,460)	4.38
Options forfeited	(28,226)	5.81
Options expired	(24)	1.81
Outstanding at September 30, 2022	155,895	$11.09

11. Revenue Recognition
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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of September 30, 2022 and December 31, 2021, unbilled receivables were $6.0 million and $4.8 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the nine months ended September 30, 2022.
The following table presents the activity impacting deferred commissions for the nine months ended September 30, 2022 :

($ in thousands)	Deferred Commissions
Balance at December 31, 2021	$24,632
Capitalized deferred commissions	8,625
Amortization of deferred commissions	(8,845)
Balance at September 30, 2022	$24,412
Amortization of deferred commissions in excess of commissions capitalized for the three and nine months ended September 30, 2022 were $1.5 million and $0.2 million, respectively.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the nine months ended September 30, 2022, we recognized $89.1 million and $2.7 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period. In addition, during the nine months ended September 30, 2022 we recognized $9.2 million in revenue that was included in the acquired deferred revenue balance of our 2022 acquisitions as disclosed in “Note 2. Acquisitions.”
Remaining Performance Obligations
As of September 30, 2022, approximately $263.6 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the United States, United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Subscription and support:
United States	$54,054	$50,866	$158,394	$154,683
United Kingdom	9,939	11,886	31,649	33,938
Canada	4,625	3,355	13,520	10,317
Other International	6,477	6,157	20,176	16,384
Total subscription and support revenue	75,095	72,264	223,739	215,322
Perpetual license:
United States	1,110	628	2,581	1,219
United Kingdom	51	—	342	11
Canada	10	1	187	53
Other International	513	55	2,210	168
Total perpetual license revenue	1,684	684	5,320	1,451
Professional services:
United States	1,673	2,014	5,121	6,208
United Kingdom	442	753	1,901	2,219
Canada	189	117	647	309
Other International	466	221	1,764	777
Total professional service revenue	2,770	3,105	9,433	9,513
Total revenue	$79,549	$76,053	$238,492	$226,286

12. Related Party Transactions
The Company does not have any material related party transactions to report for the three and nine months ended September 30, 2022.

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
•global economic and financial market conditions and uncertainties;
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
•impairments to goodwill and other intangible assets;
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
Through a series of acquisitions and integrations, we have established a library of diverse, cloud-based software applications under the Upland brand that support the business functions listed above and address specific digital transformation needs. Our revenue has grown from $98.0 million in 2017 to $302.0 million in 2021, representing a compound annual growth rate of 33%. During the nine months ended September 30, 2022 foreign revenue as a percent of total revenue increased to 30% compared to 28% during the nine months ended September 30, 2021. See “Note 11. Revenue Recognition” in the notes to our unaudited condensed consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions within our core enterprise solution suites of complementary technologies and businesses. This will expand our product library, customer base, and market access resulting in increased benefits of scale. Consistent with our growth strategy, we have made 31 acquisitions from February 2012 through September 30, 2022.
COVID-19 Impact
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$75,095	94%	$72,264	95%	$223,739	94%	$215,322	95%
Perpetual license	1,684	2%	684	1%	5,320	2%	1,451	1%
Total product revenue	76,779	96%	72,948	96%	229,059	96%	216,773	96%
Professional services	2,770	4%	3,105	4%	9,433	4%	9,513	4%
Total revenue	79,549	100%	76,053	100%	238,492	100%	226,286	100%
Cost of revenue:
Subscription and support (1)(3)	23,553	30%	22,968	30%	69,747	29%	68,811	30%
Professional services and other (1)	2,173	2%	1,848	3%	7,287	3%	5,444	3%
Total cost of revenue	25,726	32%	24,816	33%	77,034	32%	74,255	33%
Gross profit	53,823	68%	51,237	67%	161,458	68%	152,031	67%
Operating expenses:
Sales and marketing (1)	14,361	18%	14,364	19%	45,285	19%	41,094	18%
Research and development (1)	11,645	15%	10,441	14%	35,388	15%	32,494	14%
General and administrative (1)(2)	14,668	18%	17,725	23%	56,110	24%	61,286	27%
Depreciation and amortization	10,117	13%	10,764	14%	31,970	13%	30,785	14%
Acquisition-related expenses	3,586	4%	3,685	5%	18,924	8%	18,805	9%
Total operating expenses	54,377	68%	56,979	75%	187,677	79%	184,464	82%
Loss from operations	(554)	—%	(5,742)	(8)%	(26,219)	(11)%	(32,433)	(15)%
Other Expense:
Interest expense, net	(7,354)	(9)%	(7,971)	(10)%	(22,870)	(10)%	(23,700)	(10)%
Other income (expense), net	339	—%	(650)	(1)%	1,698	1%	(812)	(1)%
Total other expense	(7,015)	(9)%	(8,621)	(11)%	(21,172)	(9)%	(24,512)	(11)%
Loss before provision for income taxes	(7,569)	(9)%	(14,363)	(19)%	(47,391)	(20)%	(56,945)	(26)%
Benefit from income taxes	1,056	1%	3,348	5%	1,654	1%	6,204	4%
Net loss	(6,513)	(8)%	(11,015)	(14)%	(45,737)	(19)%	(50,741)	(22)%
Preferred stock dividends and accretion	(546)	(1)%	—	—%	(546)	—%	—	—%
Net loss attributable to common shareholders	$(7,059)	(9)%	$(11,015)	(14)%	$(46,283)	(19)%	$(50,741)	(22)%
Net loss per common share:
Net loss per common share, basic and diluted	$(0.22)		$(0.36)		$(1.47)		$(1.68)
Weighted-average common shares outstanding, basic and diluted	31,655,206		30,428,675		31,401,463		30,167,171

(1) Includes stock-based compensation detailed under Share-based Compensation in “Item 1. Financial Statements—Note 10. Stockholders' Equity”.
(2) Includes General and administrative stock-based compensation of $5.7 million and $9.2 million for the three months September 30, 2022 and September 30, 2021, respectively, and $26.8 million and $35.2 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 11% and 11% for the three months ended September 30, 2022 and September 30, 2021, respectively, and 12% and 12% for the nine months ended September 30, 2022 and September 30, 2021, respectively.

(3) Includes depreciation and amortization of $3.0 million and $3.0 million for the three months ended September 30, 2022 and September 30, 2021, respectively, and $9.4 million and $8.6 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Revenue:
Subscription and support	$75,095	$72,264	4%	$223,739	$215,322	4%
Perpetual license	1,684	684	146%	5,320	1,451	267%
Total product revenue	76,779	72,948	5%	229,059	216,773	6%
Professional services	2,770	3,105	(11)%	9,433	9,513	(1)%
Total revenue	$79,549	$76,053	5%	$238,492	$226,286	5%

Percentage of revenue:
Subscription and support	94%	95%		94%	95%
Perpetual license	2%	1%		2%	1%
Total product revenue	96%	96%		96%	96%
Professional services	4%	4%		4%	4%
Total revenue	100%	100%		100%	100%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Reconciliation of Total revenue to Non-GAAP Core Organic Revenue:
Total revenue	$79,549	$76,053	$238,492	$226,286
Less:
Subscription and support revenue from acquisitions not fully in the prior year comparative period (1)	5,819	—	36,946	16,937
Perpetual license revenue	1,684	685	5,320	1,452
Professional services revenue	2,770	3,105	9,434	9,513
Subscription and support revenue from Sunset Assets (2)	107	325	450	1,067
Overage Charges (3)	2,769	3,575	8,345	12,388
Political Revenue (4)	—	—	—	980
Non-GAAP Core Organic Revenue (5)	$66,400	$68,363	$177,997	$183,949

(1) After the reduction of $1.2 million and $4.8 million purchase accounting deferred revenue discount for the three and nine months ended September 30, 2022, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Reconciliation of Subscription and support revenue to Non-GAAP Core Organic Revenue:
Subscription and support revenue	$75,095	$72,264	$223,739	$215,322
Less:
Subscription and support revenue from acquisitions not fully in the prior year comparative period (1)	5,819	—	36,946	16,937
Subscription and support revenue from Sunset Assets (2)	107	325	450	1,067
Overage Charges (3)	2,769	3,575	8,345	12,388
Political Revenue (4)	—	—	—	980
Non-GAAP Core Organic Revenue (5)	$66,400	$68,363	$177,997	$183,949

(1) After the reduction of $1.2 million and $4.8 million purchase accounting deferred revenue discount for the three and nine months ended September 30, 2022, respectively.
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

For the Three Months Ended September 30, 2022
Total revenue was $79.5 million in the three months ended September 30, 2022, compared to $76.1 million in the three months ended September 30, 2021, an increase of $3.5 million, or 5%. Total revenue growth includes a negative impact of 3% from changes in foreign currency exchange rates (“FX”). Our organic business excludes acquisitions closed during or subsequent to the prior year comparable period and business operations related to Sunset Assets (the “Organic Business”). The acquisitions not fully in the comparable period contributed $7.5 million to the increase in the three months ended September 30, 2022. Total revenue related to Perpetual license and Professional services related to our Organic Business declined by $1.0 million. Total revenue from Sunset Assets declined by $0.2 million in the quarter as a result of decreased sales and marketing focus on those Sunset Assets. Total revenue related to Overage Charges declined by $0.8 million as a result of variable demand in the quarter. Therefore, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $2.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. After removing the negative FX impact on our revenue, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $0.5 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Subscription and support revenue was $75.1 million in the three months ended September 30, 2022, compared to $72.3 million in the three months ended September 30, 2021, an increase of $2.8 million, or 4%. Subscription and support revenue growth includes a negative impact of 3% from changes in FX. The acquisitions not fully in the comparable period contributed $5.8 million to the increase in subscription and support revenue in the three months ended September 30, 2022. Subscription and support revenue related to our Sunset Assets decreased $0.2 million in the quarter as a result of decreased sales and marketing focus on those Sunset Assets. Subscription and support revenue related to Overage Charges declined by $0.8 million as a result of variable demand in the quarter. Therefore, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $2.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. After removing the negative FX impact on our revenue, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $0.5 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Perpetual license revenue was $1.7 million in the three months ended September 30, 2022, compared to $0.7 million in the three months ended September 30, 2021. The acquisitions not fully in the comparable period contributed $0.9 million to the increase in perpetual license revenue in the three months ended September 30, 2022 primarily from the acquisition of Objectif Lune. Therefore, perpetual license revenue for our Organic Business for the three months ended September 30, 2022 increased by $0.1 million compared to the three months ended September 30, 2021.
Professional services revenue was $2.8 million in the three months ended September 30, 2022 compared to $3.1 million in the three months ended September 30, 2021. The acquisitions not fully in the comparable period contributed $0.8 million to the increase in professional services revenue in the three months ended September 30, 2022. Therefore, professional services revenue for our Organic Business decreased by $1.1 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily related to our discipline around not accepting unprofitable professional services projects.
For the Nine Months Ended September 30, 2022
Total revenue was $238.5 million in the nine months ended September 30, 2022, compared to $226.3 million in the nine months ended September 30, 2021, an increase of $12.2 million, or 5%. Total revenue growth includes a negative impact of 2% from changes in FX. The acquisitions not fully in the comparable period contributed $25.8 million to the increase in the nine months ended September 30, 2022. Total revenue related to Perpetual license and Professional services related to our Organic Business declined by $1.9 million. Total revenue related to Sunset Assets decreased by $0.7 million as a result of decreased sales and marketing focus on those Sunset Assets. Total revenues related to Overage Charges declined by $4.0 million as a result of variable demand during the first nine months of 2022. The nine months ended September 30, 2021 included $1.0 million in Political Revenue, which did not repeat in the first nine months of 2022 and will not repeat for the remainder of 2022. Therefore, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $6.0 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. After removing the negative FX impact on our revenue, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $4.0 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Subscription and support revenue was $223.7 million in the nine months ended September 30, 2022, compared to $215.3 million in the nine months ended September 30, 2021, an increase of $8.4 million, or 4%. Subscription and support revenue growth includes a negative impact of 1% from changes in FX.  The acquisitions not fully in the comparable period contributed $20.0 million to the increase in subscription and support revenue in the nine months ended September 30, 2022. Subscription and support revenue related to our Sunset Assets decreased $0.6 million as a result of decreased sales and marketing focus on those Sunset Assets. Subscription and support revenues related to Overage Charges declined by $4.0 million as a result of variable demand in the nine months ended September 30, 2022. The nine months ended September 30, 2021 included $1.0 million of Political Revenues which did not repeat in the first nine months of 2022 and will not repeat for the remainder of 2022. Therefore, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $6.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. After removing the negative FX impact on our revenue, net of these non-core revenues, our Non-GAAP Core Organic Revenue decreased by $4.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Perpetual license revenue was $5.3 million in the nine months ended September 30, 2022, compared to $1.5 million in the nine months ended September 30, 2021, an increase of $3.8 million, or 267%. Perpetual license revenue related to our Sunset Assets decreased by $0.1 million as a result of decreased sales and marketing focus on those Sunset Assets. The acquisitions not fully in the comparable period contributed $3.9 million to the increase in perpetual license revenue in the nine months ended September 30, 2022. Therefore, perpetual license revenue from our Organic Business for the nine months ended September 30, 2022 was flat compared to the nine months ended September 30, 2021.
Professional services revenue was $9.4 million in the nine months ended September 30, 2022, compared to $9.5 million in the nine months ended September 30, 2021, a decrease of $0.1 million, or 1%. The acquisitions not fully in the comparable period contributed $1.9 million to the increase in professional services revenue in the nine months ended September 30, 2022. Therefore, professional services revenue from our Organic Business decreased by $2.0 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily related to our discipline around not accepting unprofitable professional services projects.
Cost of Revenue and Gross Profit Percentage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$23,553	$22,968	3%	$69,747	$68,811	1%
Professional services and other	2,173	1,848	18%	7,287	5,444	34%
Total cost of revenue	25,726	24,816	4%	77,034	74,255	4%
Gross profit	$53,823	$51,237		$161,458	$152,031

Percentage of total revenue:
Subscription and support (1)	30%	30%		29%	30%
Professional services and other	2%	3%		3%	3%
Total cost of revenue	32%	33%		32%	33%
Gross profit	68%	67%		68%	67%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$2	$5		$7	$27
Amortization	$3,021	$2,982		$9,356	$8,608
Stock Compensation	$510	$539		$1,487	$1,544
For the Three Months Ended September 30, 2022
Cost of subscription and support revenue was $23.6 million in the three months ended September 30, 2022, compared to $23.0 million in the three months ended September 30, 2021, an increase of $0.6 million, or 3%. The acquisitions not fully in the comparable period contributed $0.9 million to cost of subscription and support revenue, primarily related to costs associated with the delivery of the newly acquired products. Therefore, cost of subscription and support revenue for our Organic Business decreased by $0.3 million, primarily related to a decrease in telecom messaging costs.
Cost of professional services and other revenue was $2.2 million in the three months ended September 30, 2022, compared to $1.8 million in the three months ended September 30, 2021, an increase of $0.4 million, or 18%. The acquisitions not fully in the comparable period contributed $0.7 million in the cost of professional services revenue. Therefore, the cost of professional services for our Organic Business decreased by $0.3 million.
For the Nine Months Ended September 30, 2022
Cost of subscription and support revenue was $69.7 million in the nine months ended September 30, 2022, compared to $68.8 million in the nine months ended September 30, 2021, an increase of $0.9 million, or 1%. The acquisitions not fully in the comparable period contributed $4.5 million to the increase to cost of subscription and support revenue, primarily related to costs associated with the delivery of the BA Insight, Objectif Lune, Panviva and BlueVenn products. Cost of subscription and support revenue related to our Sunset Assets decreased $0.2 million primarily related to decreased hosting and infrastructure costs. Therefore, cost of subscription and support revenue for the organic portion of our Organic Business decreased by $3.4 million, primarily related to decreases in personnel and related costs and telecom messaging costs.
Cost of professional services revenue was $7.3 million in the nine months ended September 30, 2022, compared to $5.4 million in the nine months ended September 30, 2021, an increase of $1.9 million, or 34%. The acquisitions not fully in the comparable period contributed $2.2 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs. Therefore, cost of professional services revenue for our Organic Business decreased by $0.3 million.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Sales and marketing (1)	$14,361	$14,364	—%	$45,285	$41,094	10%
Percentage of total revenue	18%	19%		19%	18%

(1) Includes stock compensation expense as follows:
Stock Compensation	$612	$1,636		$3,584	$4,392
For the Three Months Ended September 30, 2022
Sales and marketing expense was flat of $14.4 million in the three months ended September 30, 2022, compared to $14.4 million in the three months ended September 30, 2021. The acquisitions not fully in the comparable period contributed $1.2 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs. Therefore, sales and marketing expense for our Organic Business decreased $1.2 million primarily attributable to decreases in personnel and related costs.
For the Nine Months Ended September 30, 2022
Sales and marketing expense was $45.3 million in the nine months ended September 30, 2022, compared to $41.1 million in the nine months ended September 30, 2021, an increase of $4.2 million, or 10%. The acquisitions not fully in the comparable period contributed $5.4 million to the increase in sales and marketing expense, primarily consisting of personnel and related costs. Therefore, sales and marketing expense for our Organic Business decreased by $1.1 million, primarily attributable to decreases in personnel and related costs.
Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Research and development (1)	$11,645	$10,441	12%	$35,388	$32,494	9%
Percentage of total revenue	15%	14%		15%	14%

(1) Includes stock compensation expense as follows:
Stock Compensation	$701	$671		$2,107	$2,327
For the Three Months Ended September 30, 2022
Research and development expense was $11.6 million in the three months ended September 30, 2022, compared to $10.4 million in the three months ended September 30, 2021, an increase of $1.2 million, or 12%. The acquisitions not fully in the comparable period contributed $1.6 million to the increase in research and development expense primarily consisting of personnel and related costs. Therefore, research and development expense related to our Organic Business decreased by $0.4 million primarily related to personnel and related costs.
For the Nine Months Ended September 30, 2022
Research and development expense was $35.4 million in the nine months ended September 30, 2022, compared to $32.5 million in the nine months ended September 30, 2021, an increase of $2.9 million, or 9%. The acquisitions not fully in the comparable period contributed $5.5 million to the increase in research and development expense primarily consisting of personnel and related costs. Research and development expense related to our Sunset Assets decreased by $0.2 million primarily due to reductions in personnel costs. Therefore, research and development costs for our Organic Business decreased by $2.4 million primarily related to personnel and related costs.
General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
General and administrative (1)	$14,668	$17,725	(17)%	$56,110	$61,286	(8)%
Percentage of total revenue	18%	23%		24%	27%

(1) Includes stock compensation expense as follows:
Stock Compensation	$5,704	$9,201		$26,845	$35,158
For the Three Months Ended September 30, 2022
General and administrative expense was $14.7 million in the three months ended September 30, 2022, compared to $17.7 million in the three months ended September 30, 2021, a decrease of $3.0 million, or 17%. An increase in general administrative expense of $0.6 million was due to the acquisitions not fully in the comparable period. In addition, general and administrative expense decreased by $3.6 million, which was driven primarily by lower non-cash stock compensation expense.
For the Nine Months Ended September 30, 2022
General and administrative expense was $56.1 million in the nine months ended September 30, 2022, compared to $61.3 million in the nine months ended September 30, 2021, a decrease of $5.2 million, or 8%. An increase in general administrative expense of $2.3 million was due to the acquisitions not fully in the comparable period, which consisted primarily of personnel and related costs and administrative expenses. Therefore, general and administrative expense decreased by $7.5 million, which was driven primarily by overall decrease in non-cash stock compensation expense and personnel and related costs.
Depreciation and Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$363	$545	(33)%	$1,191	$1,447	(18)%
Amortization	9,754	10,219	(5)%	30,779	29,338	5%
Total depreciation and amortization	$10,117	$10,764	(6)%	$31,970	$30,785	4%

Percentage of total revenue:
Depreciation	1%	1%		—%	1%
Amortization	12%	13%		13%	13%
Total depreciation and amortization	13%	14%		13%	14%
For the Three Months Ended September 30, 2022
Depreciation and amortization expense was $10.1 million in the three months ended September 30, 2022, compared to $10.8 million in the three months ended September 30, 2021, a decrease of $0.7 million, or 6%. The acquisitions not fully in the comparable period increased depreciation and amortization expense by $1.1 million, primarily related to acquired intangible assets such as customer relationships, developed technology and tradenames. Depreciation and amortization expense related to our Sunset Assets decreased by $0.1 million. Therefore, depreciation and amortization expense from our Organic Business decreased by $1.7 million from assets becoming fully depreciated and amortized.

For the Nine Months Ended September 30, 2022
Depreciation and amortization expense was $32.0 million in the nine months ended September 30, 2022, compared to $30.8 million in the nine months ended September 30, 2021, an increase of $1.2 million, or 4%. The acquisitions not fully in the comparable period increased depreciation and amortization expense by $4.2 million, primarily related to acquired intangible assets such as customer relationships, developed technology and tradenames. Depreciation and amortization expense related to our Sunset Assets decreased by $0.1 million. Therefore, depreciation and amortization expense for our Organic Business decreased by $2.9 million from assets becoming fully depreciated and amortized.
Acquisition-related Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Acquisition-related expenses	$3,586	$3,685	(3)%	$18,924	$18,805	1%
Percentage of total revenue	4%	5%		8%	9%
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
For the Three Months Ended September 30, 2022
Acquisition-related expense was $3.6 million in the three months ended September 30, 2022, compared to $3.7 million in the three months ended September 30, 2021, a decrease of $0.1 million, or 3%. During the three months ended September 30, 2022, transaction related expense was a gain of $0.3 million compared to and an expense of $0.1 million for the three months ended September 30, 2021. Transformational expenses were $3.9 million and $3.6 million during the three months ended September 30, 2022 and 2021, respectively. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel and related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. We had no new acquisitions during the three months ended September 30, 2022 and 2021, respectively. Transformation expenses in the three months ended September 30, 2022 include expenses related to acquisitions closed in 2022. In addition, Acquisition-related expense for the three months ended September 30, 2021 includes a gain of $0.8 million related to a decrease in the fair value of earnout liabilities due to sellers related to the BlueVenn and Second Street acquisitions.
For the Nine Months Ended September 30, 2022
Acquisition related expense was $18.9 million the nine months ended September 30, 2022, compared to $18.8 million in the nine months ended September 30, 2021 an increase of $0.1 million, or 1%. During the nine months ended September 30, 2022 and September 30, 2021 transaction related expenses were $4.6 million and $6.2 million, respectively, and transformational expenses were $14.3 million and $12.6 million, respectively. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel and related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. These accelerated rent related expenses decreased $4.0 million to $0.9 million during the nine months ended September 30, 2022 from $4.9 million during the same period in 2021. Transformation expenses in 2021 include expenses related to the three acquisitions closed in 2021 as well as the one acquisition closed in 2020 compared to transformation expenses in 2022 related to the two acquisitions closed in 2022 and three acquisitions closed in 2021. In addition, Acquisition-related expense for the nine months ended September 30, 2021 includes a gain of $3.5 million related to a decrease in the fair value of earnout liabilities due to sellers related to the BlueVenn and Second Street acquisitions.

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Other expense:
Interest expense, net	$(7,354)	$(7,971)	(8)%	$(22,870)	$(23,700)	(4)%
Other income (expense), net	339	(650)	(152)%	1,698	(812)	(309)%
Total other expense	$(7,015)	$(8,621)	(19)%	$(21,172)	$(24,512)	(14)%

Percentage of total revenue:
Interest expense, net	(9)%	(10)%		(10)%	(10)%
Other income (expense), net	—%	(1)%		1%	(1)%
Total other expense	(9)%	(11)%		(9)%	(11)%
For the Three Months Ended September 30, 2022
Interest expense, net was $7.4 million in the three months ended September 30, 2022 compared to $8.0 million in the three months ended September 30, 2021 a decrease in interest expense of $0.6 million or 8%, due to an increase in interest income on our idle cash and a decrease in outstanding borrowings on our Credit Facility.
Other income was $0.3 million in the three months ended September 30, 2022, compared to other expense of $0.7 million in the three months ended September 30, 2021. Other income recognized during the three months ended September 30, 2022 was related primarily to currency exchange gains.
For the Nine Months Ended September 30, 2022
Interest expense was $22.9 million in the nine months ended September 30, 2022, compared to $23.7 million in the nine months ended September 30, 2021, a decrease in interest expense of $0.8 million, or 4%, due to an increase in interest income on our idle cash and a decrease in outstanding borrowings on our Credit Facility.
Other income was $1.7 million in the nine months ended September 30, 2022, compared to other expense of $0.8 million in the nine months ended September 30, 2021. Other income recognized during the nine months ended September 30, 2022 were related primarily to currency exchange gains.
Benefit from Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(dollars in thousands)
Benefit from income taxes	$1,056	$3,348	(68)%	$1,654	$6,204	(73)%
Percentage of total revenue	1%	5%		1%	4%
For the Three Months Ended September 30, 2022
Benefit from income taxes was $1.1 million in the three months ended September 30, 2022, compared to a benefit for income taxes of $3.3 million in the three months ended September 30, 2021, resulting in a decrease in benefit from income taxes of $2.2 million. The benefit from income taxes for the three months ended September 30, 2022 related primarily to foreign income taxes associated with our combined non-U.S. operations and the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with business combinations occurring during the nine months ended September 30, 2022. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss. The benefit from income taxes for the three months ended September 30, 2021 related primarily to deferred tax benefits attributable to the release of valuation allowance related to acquired deferred tax liabilities associated with business combinations, the deferred tax benefit attributable to the reduction in deferred tax liabilities associated with the transfer of intangibles between foreign and domestic jurisdictions, and income tax benefits associated with our combined non-U.S. operations.
For the Nine Months Ended September 30, 2022
The benefit from income taxes was $1.7 million in the nine months ended September 30, 2022, compared to a benefit from income taxes of $6.2 million in the nine months ended September 30, 2021, resulting in a decrease of benefit from income taxes of $4.6 million. This decrease was due primarily to decreased benefits recognized during the current period attributable to the release of valuation allowances associated with acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allow us to recognize certain deferred tax assets that had previously been offset by a valuation allowances.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(6,513)	$(11,015)	$(45,737)	$(50,741)
Add:
Depreciation and amortization expense	13,140	13,751	41,333	39,420
Interest expense, net	7,354	7,971	22,870	23,700
Other expense (income), net	(339)	650	(1,698)	812
Benefit from income taxes	(1,056)	(3,348)	(1,654)	(6,204)
Stock-based compensation expense	7,527	12,047	34,023	43,421
Acquisition-related expense	3,586	3,685	18,924	18,805
Non-recurring litigation costs	15	—	15	—
Purchase accounting deferred revenue discount	1,174	1,275	4,766	2,375
Adjusted EBITDA	$24,888	$25,016	$72,842	$71,588
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
Liquidity and Capital Resources
To date, we have financed our operations primarily through the raising of capital including sales of our common stock or our convertible preferred stock, cash from operating activities, and borrowings under our credit facility. We believe that current cash and cash equivalents, cash flows from operating activities, availability under our existing credit facility, as discussed below, and the ability to offer and sell securities pursuant to our registration statement, as discussed below, will be sufficient to fund our operations for at least the next twelve months. In addition, we intend to utilize the sources of capital available to us under our Credit Facility and registration statement to support our continued growth via acquisitions within our core enterprise solution suites of complementary technologies and businesses.
As of September 30, 2022, we had cash and cash equivalents of $241.7 million, $60.0 million of available borrowings under our credit facility, as discussed below, and $523.8 million of borrowings outstanding under our credit facility. As of December 31, 2021, we had cash and cash equivalents of $189.2 million, $60.0 million of available borrowings under our Credit Facility, and $527.9 million of borrowings outstanding under our credit facility. The $52.6 million increase in cash and cash equivalents from December 31, 2021 to September 30, 2022 includes $110.5 million in cash proceeds related to our Series A Preferred Stock, net of issuance costs which closed in August 2022. This was partially offset by $62.4 million in cash paid for our two acquisitions closed in January and February 2022, net of $0.7 million in cash acquired. Non-cash acquisition date consideration to be paid in future periods related to these acquisitions includes $5.9 million in holdback payments that are due within 12 to 15 months of the closing dates of the underlying acquisitions.

Our cash and cash equivalents held by our foreign subsidiaries was $36.0 million as of September 30, 2022 and $24.8 million as of December 31, 2021. If these funds held by our foreign subsidiaries are needed for our domestic operations, a repatriation of these funds may require us to accrue and pay dividend withholding taxes in the foreign jurisdictions where applicable and accrue and pay U.S. taxes to the extent such dividend income exceeds our ability to utilize net operating losses. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of September 30, 2022 and December 31, 2021, we had a working capital surplus of $156.4 million and surplus of $106.5 million, respectively, which includes $98.7 million and $102.8 million of deferred revenue recorded as a current liability as of September 30, 2022 and December 31, 2021, respectively. This deferred revenue will be recognized as revenue in future periods in accordance with our revenue recognition policy.

Series A Preferred Stock

The Series A Preferred Stock as discussed in “Note 9. Series A Preferred Stock” provided us an additional $115.0 million in liquidity during the three months ended September 30, 2022, which we intend to use for (a) for general corporate purposes and (b) for transaction-related fees and expenses. As of September 30, 2022, the Series A Preferred Stock Issuance Costs totaled $4.5 million.

The holders of Series A Convertible Preferred Stock are entitled to dividends (i) at the rate of 4.5% per annum until but excluding the seven year anniversary of the closing, and (ii) at the rate of 7.0% per annum on and after the seven year anniversary of the closing, and are also entitled to fully participate in any dividends or other distributions declared or paid on our common stock on an as-converted basis. Dividends will be payable quarterly in arrears, and may be paid, at our option, in cash or by paying dividends in kind. Our ability to pay cash dividends is subject to the restrictions under the Credit Facility (as defined below). The Series A Preferred Stock had accrued unpaid dividends of $0.5 million as of September 30, 2022.

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
Credit Facility
On August 6, 2019, we entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of September 30, 2022.
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
The Credit Facility has no financial covenants as long as less than 35% of the Revolver is drawn as of the last day of any fiscal quarter. The credit facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The Credit Facility contains certain non-financial restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of September 30, 2022 we were in compliance with all covenants under the Credit Facility. See “Note 6. Debt—Credit Facility” for more information regarding our Credit Facility and outstanding debt as of September 30, 2022.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At September 30, 2022, the fair value of the interest rate swap was a $43.9 million asset. The increase in the fair value of the interest rate swap assets during the nine months ended September 30, 2022 is the result of an increase in interest rates compared to December 31, 2021.

On October 21, 2022 we filed a resale registration statement on Form S-3 (File No. 333-267973), on behalf of Ulysses Aggregator, LP (the “Purchaser”) and pursuant to the Registration Rights Agreement between us and the Purchaser, which became effective on November 1, 2022 and covers (i) the issued Series A Preferred Stock and (ii) the number of shares of the Company’s common stock issuable upon conversion of such Series A Preferred Stock, which amount includes and assumes that dividends on the Series A Preferred Stock are paid by increasing the Liquidation Preference of the Series A Preferred Stock for a period of sixteen dividend payment periods from the initial issuance date.
On August 10, 2020, we filed a registration statement on Form S-3 (File No. 333-243728) (the “2020 S-3”), which became effective automatically upon its filing and covers an unlimited amount of securities. The 2020 S-3 will remain effective through August 2023.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021

	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$24,138	$28,646
Net cash used in investing activities	(63,074)	(93,382)
Net cash provided by (used in) financing activities	97,127	(5,096)
Effect of exchange rate fluctuations on cash	(5,629)	(613)
Change in cash and cash equivalents	52,562	(70,445)
Cash and cash equivalents, beginning of period	189,158	250,029
Cash and cash equivalents, end of period	$241,720	$179,584
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
Cash provided by operating activities was $24.1 million for the nine months ended September 30, 2022 compared to cash provided by operating activities of $28.6 million for the nine months ended September 30, 2021, a decrease of $4.5 million. Working capital sources of cash for the nine months ended September 30, 2022 included a $18.2 million decrease in accounts receivable related to the timing of collections. Working capital uses of cash for the nine months ended September 30, 2022 included a decrease of $1.5 million in accounts payable related to timing of payments, a decrease of $13.3 million in deferred revenue, a $5.1 million increase in prepaid expenses and other current assets and a $11.3 million decrease in accrued expenses.
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
For the nine months ended September 30, 2022, cash used in investing activities consisted of $62.4 million associated with the Company’s 2022 acquisitions, and the purchases of property and equipment of $0.7 million. Cash used in investing activities decreased $30.3 million for the nine months ended September 30, 2022 compared to the same period in 2021 primarily as a result of the two acquisitions closed during the period compared to the three acquisitions in the comparable prior year period.
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
Cash provided by financing activities increased $102.2 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase in cash provided by financing activities relates primarily to $110.5 million in cash proceeds related to our Series A Preferred Stock, net of issuance costs, partially offset by a $7.4 million increase in additional consideration paid to sellers (i.e. holdbacks) and a $0.8 million increase in net share employee payroll tax settlement payments compared to the same period in 2021.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 3, 2022, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and nine months ended September 30, 2022, as presented herein and in “Item 1. Financial Statements” to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the year ended

December 31, 2021 filed with the SEC on February 24, 2022 (the “Annual Report”). Please refer to our Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. In conjunction with our $350 million, 7 year, term loan, and subsequent entry into an additional $190 million in incremental term loans under the Credit Facility, we entered into interest rate swap agreement for the full seven-year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our $60 million, 5 year, revolving credit facility remains floating. As of September 30, 2022, we had an outstanding balance of $523.8 million under our Credit Facility. As there was no debt outstanding under our revolving credit facility as of September 30, 2022, a hypothetical change of 100 basis points would result in no change to total interest expense.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, Canadian dollars, British pounds, and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business could have resulted in a change in revenue of $5.7 million for the nine months ended September 30, 2022. To date, we have not engaged in any currency hedging strategies. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

If our goodwill or intangible assets become impaired, then we could be required to record a significant charge to earnings.

GAAP requires us to test for goodwill impairment at least annually. In addition, we review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows, and slower growth rates in our industry. Depending on the results of our review, we could be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets were determined, negatively impacting our results of operations.

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

Pursuant to the terms of the Purchase Agreement, we have issued shares of our Series A Preferred Stock that ranks senior to our common stock in priority of distribution rights and rights upon our liquidation, dissolution or winding up and has additional corporate governance rights.

As of September 30, 2022, we had 115,000 shares of newly designated Series A Preferred Stock outstanding. The holders of the Series A Preferred Stock are entitled to dividends payable quarterly in arrears, which may be paid, at our option, in cash or by increasing the Liquidation Preference (as defined below) of each share of Series A Preferred Stock by the amount of the applicable dividend. The holders of Series A Preferred Stock (each, a “Holder” and collectively, the “Holders”) will be entitled to dividends (i) at the rate of 4.5% per annum until but excluding the seven year anniversary of the Closing, and (ii) at the rate of 7% per annum on and after the seven year anniversary of the Closing. Our ability to pay cash dividends is subject to the restrictions under our existing credit agreement. The Series A Preferred Stock has no mandatory conversion feature and is a perpetual security. Although we have the ability to redeem the shares of Series A Preferred Stock beginning on the date that is seven years from the Closing date, we may be unable to do so at that time, and we will be forced to pay the higher dividend rate of 7% per annum until the time that the holders of Series A Preferred Stock convert their shares into shares of common stock or we obtain sufficient capital to redeem the Series A Preferred Stock.

The Series A Preferred Stock ranks senior to our common stock with respect to distribution rights and rights upon our liquidation, dissolution or winding up, on parity with any class or series of our capital stock expressly designated as ranking on parity with the Series A Preferred Stock with respect to distribution rights and rights upon our upon liquidation, dissolution or winding up, junior to any class or series of our capital stock expressly designated as ranking senior to the Series A Preferred Stock with respect to distribution rights and rights upon our upon liquidation, dissolution or winding up and junior in right of payment to our existing and future indebtedness. Further, upon our liquidation, dissolution or winding up, holders of our Series A Preferred Stock will receive a distribution of our available assets before common stockholders in an amount equal to (i) the Initial Liquidation Preference, plus (ii) any accrued and unpaid dividends on such share of Series A Preferred Stock to, but excluding, the date of payment of such amounts (the “Liquidation Preference”).

The holders of Series A Preferred Stock generally are entitled to vote with the holders of our common stock on all matters submitted for a vote of holders of our common stock (voting together with the holders of our common stock as one class) on an as-converted basis. In addition, so long as the Purchaser and its affiliates beneficially own in the aggregate at least 5% of the shares of our common stock on a fully diluted basis including the shares of common stock issuable upon conversion of shares of Series A Preferred Stock, the holders of a majority of the outstanding shares of Series A Preferred Stock, voting as a single class, are entitled to nominate and elect one individual to serve on our board of directors. In addition, the holders of a majority of the outstanding shares of Series A Preferred Stock, voting as a separate class, will have the right to elect, for so long as the Purchaser and its affiliates own in the aggregate at least 10% of the shares of Series A Preferred Stock (or common stock into which it is convertible) outstanding as of the Closing, one non-voting observer to our board of directors. Such governance rights may grant the holders of our Series A Preferred Stock additional control rights, which may impact our ability to run our business, and may adversely affect the trading price of our common stock. Upon issuance of the Series A Preferred Stock, holders of our common stock will experience dilution of both economic and voting rights, and, because we may pay dividends in kind by increasing the liquidation value of each share of Series A Preferred Stock, holders of common stock will be further diluted at each regular dividend payment date.

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

101*
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended September 30, 2022, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Upland Software, Inc., (ii) condensed consolidated statements of operations of Upland Software, Inc., (iii) condensed consolidated statements of comprehensive income/(loss) of Upland Software, Inc., (iv) condensed consolidated statement of stockholders’ equity of Upland Software, Inc., (v) condensed consolidated statements of cash flows of Upland Software, Inc. and (vi) notes to unaudited condensed consolidated financial statements of Upland Software, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: November 3, 2022	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer