Form 10-K
period 2022-12-31
Upland Software, Inc.
filed 2023-03-01
CIK 1505155

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $0.4 billion based upon the closing price of $14.52 of such common stock on the Nasdaq Global Market on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2022 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 21, 2023, 32,222,914 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:
Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2023 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

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
•our ability to adapt to macroeconomic factors impacting the global economy, including foreign currency exchange risk, inflation and supply chain constraints;
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
All references to “Upland,” “we,” “us” or “our” mean Upland Software, Inc.

Item 1.    Business
Upland provides cloud-based software applications that enable our customers to drive digital transformation in the following business functions:

•Marketing. Digital marketing, e-commerce, and customer service teams use our applications to interact with consumers across multiple channels to acquire new customers, drive product and service utilization, resolve issues, and build brand loyalty. Our applications deliver value to organizations across a number of use cases including mobile messaging, mobile application marketing, Voice of the Customer (VOC), email marketing, knowledge management and call center productivity.
•Sales. Sales teams employ our applications to drive growth through deeper customer engagement, reduced sales cycle times, and improved collaboration between sales, marketing, and other customer-facing functions. We offer applications that help organizations optimize their sales opportunity and account management processes, coordinate proposal and reference activities, collaborate on the creation and publication of digital content and gain increased control over key sales and marketing workflows, activities and budgets.
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
•Knowledge Management. In addition to contact centers, we provide knowledge management applications to a variety of lines of businesses to improve employee productivity and value by providing more direct access to knowledge. Upland knowledge solutions provide access to time-critical information from within our applications or other systems that exists within an organization and delivers a unified view of all related content. We also provide products that deliver knowledge-based, guided workflows for customer service environments supporting complex products in strict regulatory requirements.
•Project Management. Business leaders and project management officers (PMOs) use our applications to optimize project portfolios, balance capacity against demand, improve financial-based decision making, align execution of projects to strategy across large organizations, and manage the project delivery lifecycle. Our applications deliver value to project management across a variety of use cases including continuous improvement, enterprise IT, new product development, and services departments along with industry depth in higher education, public sector, and healthcare IT.
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
•Human Resources and Legal. Human resources (HR), legal departments, and law firms use our applications to improve collaboration and operational control and streamline routine processes. We offer applications that automate document management and workflow including, contracts, records, and other documentation that require enhanced security and compliance requirements. Other applications support HR-specific workflows including onboarding, employee management, termination, HR support, and time and expense management.

Through a series of acquisitions and integrations, we have built a diverse family of software applications under the Upland brand. Our total revenue increased from $302.0 million to $317.3 million from the year ended December 31, 2021 compared to the year ended December 31, 2022, representing a 5% period-over-period growth rate.  Our subscription and support revenue increased from $287.6 million to $297.9 million, from the year ended December 31, 2021 compared to the year ended December 31, 2022, representing a 4% period-over-period growth rate.
To support continued growth, we intend to continue to pursue acquisitions within our core cloud offerings of complementary technologies and businesses. We expect that this will expand our customer base and market access, resulting in increased benefits of scale. Consistent with our growth strategy, we have made a total of 31 acquisitions in the 11 years ending December 31, 2022.
The operating platform we use to transform acquired companies in order to maintain a consistently high level of operating performance is called UplandOne. This platform consists of six key areas:
•High-Touch Customer Success Program. We have institutionalized a set of unique customer commitments and deliverables we call the Upland Customer Success Program that includes onboarding and training, a dedicated customer success representative, upgraded success plans, virtual user conferences, periodic executive outreach, Net Promoter Score (NPS), and an ongoing customer feedback loop.
•Quality-Focused R&D. Our approach to research and development (R&D) at Upland is straight-forward: prioritize the customer need, leverage a metrics-driven agile approach with visibility and accountability, and deploy up-to-date development systems and processes to ensure quality and security are built into every step of development. In 2022, we announced the creation of our own R&D Center of Excellence in India which we are continuing to grow as we expand our cost-effective offshore product development platform in order to maintain our product competitiveness and expand our total addressable market.
•Customer-Driven Innovation. Customer feedback is at the heart of the Upland customer experience. New features are added and prioritized in our product roadmaps, and then fine-tuned, based on direct customer input. Requests from our Premier Success Plan customers are given additional priority weighting for new features and minor issue resolution. Product feedback outlets include customer success account management, virtual user conferences, customer advisory boards, and Upland’s online communities.
•Expert Professional Services. Through our Professional Services organization, Upland is committed to delivering the most value from a customer’s Upland investment in the shortest possible time. Once we engage on a project, we dedicate a team to the planning, configuration, integration, launch, administration, and maintenance of the application.
•Global Support. Upland Global support includes: prioritized issue escalation and resolution; online and phone support; access to a community to share and discuss best practices, support tips, training materials, and custom reports; a knowledge-base with alerts, service recommendations, and troubleshooting content; unlimited case submissions and real-time case updates; and technical support access worldwide. For customers that have more urgent support requirements, Upland Premier Success Plans provide enhanced response times and availability for the most severe support requests.

•Enterprise Cloud Platform. Upland’s products run on an enterprise-class cloud environment - delivering power, reliability, and flexibility. We utilize third-party cloud providers for our cloud-based products and move acquired products to third-party cloud providers in connection with our acquisition integration program. Our applications are scalable and can support large deployments while maintaining high levels of availability, performance and security levels.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the years ended December 31, 2022, 2021 and 2020, our subscription and support revenue represented 94%, 95% and 95% of total revenue, respectively. Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the years ended December 31, 2022, 2021 and 2020, our perpetual license revenue represented 2%, 1% and 1% of total revenue, respectively. The support agreements related to our perpetual licenses are typically one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration, and training on our applications. For the years ended December 31, 2022, 2021 and 2020, our professional services revenue represented 4%, 4% and 4% of total revenue, respectively.
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
•Diversified family of cloud applications. We offer a family of cloud-based software applications that addresses a broad range of enterprise needs. We believe this benefits our customers as compared to many of our cloud-based competitors who offer only a single point solution for a more limited and discrete need.
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
•Proven M&A capability. We have a proven ability to successfully identify, acquire, and integrate complementary businesses to grow our company, as evidenced by the 31 acquisitions we have completed in the 11 years ending December 31, 2022. We believe that our acquisition experience and strategy give us a competitive advantage in identifying additional opportunities to expand our family of software applications to better serve our customers.
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
•Commitment to customer success. We have a dedicated customer success organization whose mission is to drive adoption, value realization, retention, and loyalty across our customer base. Our focus on enabling our customers’ success is a key reason our annual net dollar retention rate was 95% as of December 31, 2022. See “Item 7. Management's Discussion and Analysis—Key Metrics,” for our definition of annual net dollar retention rate. Our commitment to customer success has enabled us to expand our footprint within customer organizations and facilitate the ongoing adoption of our enterprise software applications. We utilize NPS methodology to track our progress and drive continuous improvement.

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
▪Improve and enhance applications. We intend to continue to invest in research and development and work closely with our customers to identify and improve applications, features and functionalities that address customer requirements across the enterprise spectrum. We also intend to continue to expand our support for key third-party integrations and presence in key partner marketplaces.
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

Customers
We service customers ranging from large global corporations and various government agencies as well as small and medium-sized businesses. Our customers operate in a wide variety of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, political, non-profit, healthcare, life sciences, retail and hospitality. For the year ended December 31, 2022, approximately 90% of our recurring revenue was generated from what we consider to be major accounts. We consider customers with contracted annual recurring revenue of $25,000 or more to be “major accounts.”
Sales
We sell primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition to our direct sales organization, we have an indirect sales organization that sells to distributors and value-added resellers. We employ a land-and-expand go-to-market strategy. After we demonstrate the value of an initial application to a customer, our sales and account management teams work to expand the adoption of that initial application across the customer, and cross-sell additional applications to address other software needs of the customer. Our customer success organization supports our direct sales efforts by managing the post-sale customer lifecycle.
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. Contract terms typically range from one to three years and are prepaid annually in advance.
Marketing
Our marketing activities are designed to build awareness of the Upland brand and the solutions we offer, generate thought leadership, and create demand, resulting in leads and opportunities for our sales organizations. We focus a significant portion of our marketing activities on our existing customers to drive expansion and cross-sell opportunities. Our marketing programs target decision makers and influencers who participate in the buying cycles of various business functions inside large organizations including marketing, sales, contact centers, knowledge management, project management, information technology, business operations, human resources and legal. Our lead and demand generation programs include:

▪use of our website to provide information about us and our software applications, as well as educational opportunities for potential customers;
▪field marketing events for customers and prospective customers;
▪participation in, and sponsorship of, executive events, trade shows, and industry events;
▪our online virtual user conferences;
▪integrated digital marketing campaigns, including email, online, blogs, and webinars;
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
▪Executive outreach where we promote open communication between the Upland leadership team and our customer’s key stakeholders, which is fully committed to making sure customers are delighted with their Upland experience, and customer executives.
Technology and Operations
Our cloud-based family of applications utilizes a multi-tenant architecture and our customers access our applications using a secure Internet connection through a standard web browser. Our applications are easy to deploy, highly configurable, scalable, flexible, and secure, and provide our customers with a modern and intuitive user experience.

We have partnered with third-party hosting platforms to provide the hardware and infrastructure necessary to provide our services to our customers. Third-party hosting platform facilities provide 24/7/365 security, biometric access controls, redundant networking, power and environmental systems, and monitoring. Upland Software designs and operates the infrastructure architecture with fully redundant subsystems, highly available configurations, and defense in depth security zones.
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

Seasonality

We have historically experienced seasonality in terms of when we enter into customer agreements. We sign a significantly higher percentage of agreements with new customers, and renew agreements with existing customers, in the fourth quarter of each calendar year, resulting in our cash flow from operations historically being higher in the first quarter of each calendar year than in other quarters. We expect this seasonality to continue, or possibly increase in the future. See “Risk Factors—Risks Related to Our Common Stock—Certain of our operating results and financial metrics are difficult to predict as a result of seasonality.”

Regulation

We believe that our businesses and operations are in substantial compliance with all applicable government laws and regulations. Any additional measures to maintain compliance are not expected to materially affect our capital expenditures, competitive position, financial position or results of operations. Various legislative and administrative regulations applicable to us have become effective or are under consideration in many parts of the world. To date, such developments have not had a substantial adverse impact on our revenues, earnings or cash flows. However, if new or amended laws or regulations impose significant operational restrictions and compliance requirements upon us or our business, our capital expenditures, results of operations, financial condition and competitive position could be negatively impact. Refer to “Risk Factors” for further information.
Human Capital
We believe that our ability to attract and retain highly skilled employees is critical to our success. As of December 31, 2022, we had 1,006 full time employees, with the majority of our employees located in the United States, Australia, Canada, India, Ireland, and the United Kingdom. None of our employees are covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good. Human capital measures and objectives we focus on in managing its business include the following:
•Recognition of Collaborative Problem Solvers. We have clearly defined company values that highlight the importance of collaboration, clear communication, and solving problems. We have annual awards that celebrate these values with both peer and management nominations at the business unit, function, and company-wide levels.
•Employee Talent Acquisition and Retention. We have always supported a “work anywhere” philosophy that allows us to recruit and retain top talent throughout the world. Our team members have the flexibility to work remotely, in an office where available, or a hybrid of the two, according to their preferences. Our total compensation and benefits packages are market competitive. Additionally, we maintain a system for providing our personnel an opportunity to express grievances or concerns, which includes an anonymous whistleblower hotline.
•Employee Engagement. We survey team members twice a year to gather feedback on key factors of employee experience, including work/life blend, social connection and learning and development. We have a formal Employee Resource Group program that fosters the formation of and provides support to employee-led groups dedicated to education and building community for team members with a shared characteristic or interest.
•Development and Promotion of Leaders. Our high annual growth provides consistent promotion opportunities for our team members. We provide career ladders and development resources for all of our key functions. We provide leadership training for our managers.In addition, team members that join us through regular acquisitions have access to career development and promotion opportunities that would not have been available at their smaller companies.
•Creating a Culture of Customer Value and Improvement. Delivering customer value is core to our mission. Our UplandOne operating processes focus on quantifying customer satisfaction through NPS surveys, maintaining customer-driven software roadmaps, and empowering our team members to leverage expert resources from across the company to drive business success for our customers.
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
•We face various risks associated with operating as a multinational corporation and our growth depends on our ability to retain existing customers and secure additional subscriptions and cross-sell opportunities from existing customers.
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
•We face various risks associated with operating as a multinational corporation and our growth and long-term success depends, in part, on our ability to expand our international sales and operations.
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
•We may be required to record charges to future earnings if our Goodwill or Intangible Assets become impaired.
•We may be adversely affected by the effects of inflation.
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
•New laws and increasing levels of regulation in the areas of privacy and protection of user data could harm our business.
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
•Pursuant to the terms of the Purchase Agreement (as defined herein), we have issued shares of our Series A Preferred Stock that ranks senior to our common stock in priority of distribution rights and rights upon our liquidation, dissolution or winding up and has additional corporate governance rights.
•The fundamental change redemption feature of our Series A Preferred Stock may make it more difficult for a party to take over our company or discourage a party from taking over our company.
•An epidemic, pandemic or contagious diseases, including the ongoing COVID-19 pandemic, and measures intended to prevent the spread of such an event could adversely affect our business, results of operations and financial condition.
•Adverse economic conditions may reduce our customers’ ability to spend money on information technology or software, or our customers may otherwise choose to reduce their spending on information technology or software, which may adversely impact our business.
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
A primary component of our growth strategy has been to acquire complementary businesses to grow our company. We have completed 31 acquisitions in the 11 years ending December 31, 2022. We intend to continue to pursue acquisitions of complementary technologies, products, and businesses as a primary component of our growth strategy to enhance the features and functionality of our applications, expand our customer base, provide access to new markets, and increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. Generally, our acquisition activity presents three areas of risk to our business, risks related to: identifying the correct candidates for acquisition, completing the acquisition of identified targets, and integrating acquired companies following closing of the acquisition.
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
•we may not be able to obtain the necessary financing, on favorable terms, including as a result of rising interest rates, or at all, to finance any or all of our potential acquisitions;
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
Consummation of Targeted Acquisitions
If we fail to adequately conduct due diligence on our potential targets effectively, we may not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Additionally, the consummation of acquisition transactions involves the coordination of multiple personnel within Upland and at the third party partners that assist our acquisition strategy. If we are unable to properly coordinate amongst these groups and individuals, our ability to effectively manage our acquisition activity may be compromised.
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
We face various risks associated with operating as a multinational corporation and our growth depends on our ability to retain existing customers and secure additional subscriptions and cross-sell opportunities from existing customers.
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
We face various risks associated with operating as a multinational corporation and our growth and long-term success depends, in part, on our ability to expand our international sales and operations.

As our operations have expanded, we have established and currently maintain offices in the United States, Australia, Canada, France, Germany, India, Ireland, Israel, Malaysia, Netherlands, Romania and the United Kingdom. For the year ended December 31, 2022, we generated approximately 30% of our total revenue from customers outside of the U.S. As a result, we are subject to a number of risks, including:
•inflation and actions taken by central banks to counter inflation;
•foreign currency fluctuations and controls;
•international and regional economic, political and labor conditions, including any instability or security concerns abroad, such as uncertainty caused by economic sanctions, trade disputes, armed conflicts and wars, including the Russia-Ukraine war;
•tax laws (including U.S. taxes on foreign subsidiaries);
•increased financial accounting and reporting burdens and complexities;
•changes in, or impositions of, legislative or regulatory requirements;
•changes in laws governing the free flow of data across international borders;
•failure of laws to protect our intellectual property rights adequately;
•inadequate local infrastructure and difficulties in managing and staffing international operations;
•delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers;
•the imposition of governmental economic sanctions on countries in which we do business or where we plan to expand our business;
•costs and delays associated with developing products in multiple languages;
•operating in locations with a higher incidence of corruption and fraudulent business practices; and
•other factors beyond our control, such as terrorism, war, natural disasters, climate change and pandemics, including the COVID-19 pandemic and resulting restrictions on business activity, which may vary significantly by region.

Some of our third-party business partners have international operations and are also subject to these risks, and our business may be harmed if such partners are unable to appropriately manage these risks. If sales to any of our customers outside of the Americas are reduced, delayed or canceled because of any of the above factors, our revenue may decline.

We have limited experience in operating in certain foreign jurisdictions and expect to continue to expand our relationship with international customers. Managing a global organization is difficult, time-consuming and expensive. Because of our limited experiences with international operations, any international efforts that we may undertake may not be successful in creating demand for our applications outside of the U.S. or in effectively selling subscriptions to our cloud offerings in all of the international markets that we enter.

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
•fluctuations in the software needs of potential customers;
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
Our reputation and ability to attract, retain, and serve our customer is dependent upon the reliable performance of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures, vendor limitations, computer viruses, computer denial of service attacks, or other attempts to harm these systems. The COVID-19 pandemic has disrupted and may continue to disrupt the supply chain of hardware needed to maintain these third-party systems and services or to run our business. In addition, supply chain disruptions stemming from the Russia-Ukraine war may harm our customers and suppliers and further complicate existing supply chain constraints. Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver application data to our customers. Service interruptions, errors in our software, or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our applications to existing and potential customers.
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
We primarily utilize communications and computer hardware systems operated by third-party Web hosting providers. In addition, we utilize third-party hosting services in connection with our business operations and have migrated most of our applications to third-party hosting platforms. Problems faced by us or our third-party hosting providers, including technological or business-related disruptions, could adversely impact the experience of our customers.
Actual or perceived security vulnerabilities in our solutions and services or cyberattacks on our networks could have a material adverse impact on our business, results of operations and financial condition.
Our applications involve the storage and transmission of our customers’ proprietary and confidential information, including personal or identifying information regarding their employees and customers. Any security breaches, unauthorized access, unauthorized usage, virus, or similar breach or disruption could result in loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations, indemnity obligations, or other liabilities. If our security measures or those of our third-party software providers and data centers are breached as a result of third-party action, employee error, malfeasance or otherwise, resulting in unauthorized access to customer data, our reputation will be damaged, our business may suffer, and we could incur significant liability. Unauthorized parties may attempt to misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that directly or indirectly attack our products, services or infrastructure (including our third party cloud service providers). Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect not to renew or upgrade their subscriptions, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, or other action or liability, which could adversely affect our operating results. In addition, to the extent we are diverting our resources to address and mitigate these vulnerabilities, it may hinder our ability to deliver and support our solutions and customers in a timely manner. Despite our efforts to build secure services, we can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security breaches.
Our success depends on our ability to adapt to technological change and continue to innovate.
The overall market for software is rapidly evolving and subject to changing technology, shifting customer needs, and frequent introductions of new applications. Our ability to attract new customers and increase revenue from existing customers will depend, in large part, on our ability to develop or acquire new applications and enhance and improve existing applications. To achieve market acceptance for our applications, we must effectively anticipate and offer applications that meet changing customer demands in a timely manner. Customers may require features and capabilities not offered by our current applications. We may experience difficulties that could delay or prevent our development, acquisition, or implementation of new applications and enhancements.
If we are unable to successfully develop or acquire new software capabilities and functionality, enhance our existing applications to anticipate and meet customer preferences, sell our applications into new markets, or adapt to changing industry standards in software, our revenue and results of operations would be adversely affected.
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
The overall market for software is rapidly evolving and subject to changing technology, shifting customer needs and frequent introductions of new applications. The intensity and nature of our competition varies significantly across our family of software applications. Many of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets, and significantly greater resources than we do. Some of our smaller competitors may offer applications on a stand-alone basis at a lower price than our price due to lower overhead or other factors, while some of our larger competitors may offer applications at a lower price in an attempt to cross-sell additional products in the future or retain a customer using a different application.
We believe there are a limited number of direct competitors that provide a comprehensive software offering. However, we face competition both from point solution providers, including legacy on-premise enterprise systems, and other cloud-based work management software vendors that may address one or more of the functional elements of our applications, but are not designed to address a broad range of software needs. In addition, we face competition from manual processes and traditional tools, such as paper-based techniques, spreadsheets, and email.
If our competitors’ products, service, or technologies become more accepted than our software applications, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, our revenues could be adversely affected.
Mergers of, or other strategic transactions by, our competitors could weaken our competitive position or reduce our revenue.
If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. In order to take advantage of customer demand for cloud-based software applications, vendors of legacy systems are expanding their cloud-based software applications through acquisitions and internal development. A potential result of such expansion is that certain of our current or potential competitors may be acquired by third parties with greater available resources and the ability to further invest in product improvements and initiate or withstand substantial price competition. Our competitors also may establish or strengthen cooperative relationships with our current or future value-added resellers, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our applications. Disruptions in our business caused by these events could reduce our revenue.
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
We have funded our operations since inception primarily through equity financings, cash from operations, and cash available under our loan facility. We may need to raise funds in the future, for example, to expand our business, acquire complementary businesses, develop new technologies, respond to competitive pressures, or react to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance, and investor interest. In addition, under the terms of our Series A Preferred Stock, holders of our Series A Preferred Stock have certain approval rights over additional financings. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, reducing our product-development efforts, or foregoing acquisitions. If we succeed in raising additional funds through the issuance of equity or convertible securities, it could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. In addition, any debt financing obtained by us in the future or issuance of preferred stock could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. For example, our Series A Preferred Stock contains a number of restrictive covenants. See "—Risks Related to Our Common Stock.” Additionally, we may need to renegotiate the terms of our loan facility, and our lender may be unwilling to do so, or may agree to such changes subject to additional restrictive covenants on our operations and ability to raise capital.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

During the course of 2022, central banks across the globe raised benchmark interest rates to combat inflation and interest rate increases are expected to continue during the course of 2023. As rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, could correspondingly decrease.

As of December 31, 2022, all of our outstanding debt under our Credit Facility (as defined herein) was variable rate debt. We have entered into floating-to-fixed interest rate swap agreements in order to eliminate interest rate volatility in connection with the outstanding term debt portion of our Credit Facility, but our $60.0 million Revolver (as defined herein), which remains undrawn, is not currently subject to any interest rate instruments. As of December 31, 2022, we have executed interest rate swaps to effectively convert the entire balance of the Company’s $540.0 million original principal term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7 year term of the term loans maturing in August 2026.

Our loan facility contains operating and financial covenants that may restrict our business and financing activities.
Our Credit Facility is comprised of $540.0 million in original principal term loans and a $60.0 million revolving credit facility.

Our obligations under the loan facility are secured by a security interest in substantially all of our assets and assets of the co-borrowers’ and of any guarantors, including intellectual property. The terms of the credit facility limit, among other things, our ability to
•Incur additional indebtedness or guarantee indebtedness of others;
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
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, British pounds, Canadian dollars, Indian

Rupees, Euros and Israeli New Shekels, and in the future, as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets.
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
As of December 31, 2022, the Company had total net operating loss carryforwards of approximately $357.8 million consisting of $301.6 million and $56.1 million related to the U.S. federal and foreign net operating loss carryforwards, respectively. In addition, as of December 31, 2022, the Company had research and development credit carryforwards of approximately $4.1 million. The U.S. federal net operating loss and credit carryforwards will expire beginning in 2023, if not utilized. The annual limitation will result in the expiration of approximately $155.0 million of U.S. federal net operating losses and $4.1 million of credit carryforwards before utilization. $50.3 million of foreign net operating loss carryforwards carry forward indefinitely, and the remainder will expire beginning in 2041.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Based on analysis of acquired net operating losses and credits, utilization of our net operating losses and research and development credits will be subject to annual limitations. The annual limitation will result in the expiration of $155.0 million of federal net operating losses and $4.1 million of research and development credit carryforwards before utilization. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, and operating results.

We may be required to record charges to future earnings if our Goodwill or Intangible Assets become impaired.

Accounting principles generally accepted in the United States of America (“GAAP”) require us to assess Goodwill for impairment at least annually. In addition, we assess our Goodwill and Intangible Assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Depending on the results of our review, we could be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets were determined, negatively impacting our results of operations. See “Note 5. Goodwill and Other Intangible Assets” in the notes to our consolidated financial statements for more information regarding our fourth quarter 2022 Goodwill impairment.

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
Our operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions, with a significant amount of our foreign earnings generated by our subsidiaries organized in Australia, Canada, Ireland and the United Kingdom. Any significant change in our future effective tax rates could adversely impact our results of operations for future periods. Our future effective tax rates could be adversely affected by the following:
•changes in tax laws or the interpretation of such tax laws as applied to our business and corporate structure in the United States, Australia, Canada, France, Germany, India, Ireland, Israel, Malaysia, the Netherlands, Romania and the United Kingdom, or other international locations where we have operations;
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
The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017 and significantly affected U.S. tax law by changing how the United States imposes income tax on multinational corporations. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations. As additional interpretative guidance is issued by the applicable authorities, we may need to revise our provision (benefit) for income taxes in future periods. These revisions could materially affect our results of operations, cash flow and financial position.
Further, the Inflation Reduction Act of 2022 was enacted in August 2022, which contained provisions effective January 1, 2023, including a 15% corporate alternative minimum tax and a 1% excise tax on certain stock repurchases by public corporations, both of which we do not expect to have a material impact on our results of operations, financial condition or cash flows. While we do not anticipate these changes to be significant, these revisions could materially affect our results of operations, cash flow and financial position.

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
New laws and increasing levels of regulation in the areas of privacy and protection of user data could harm our business

The regulatory framework for privacy and data security matters around the world is rapidly evolving and is likely to remain volatile for the foreseeable future. We are subject to privacy and data security obligations in the United States, United Kingdom and other foreign jurisdictions relating to the collection, use, sharing, retention, security, transfer and other handling of personal data about individuals, including our users and employees around the world. Data protection and privacy laws may differ, conflict and be interpreted and applied inconsistently, from country to country. In many cases, these laws apply not only to user data, employee data and third-party transactions, but also to transfers of personal data between or among ourselves, our subsidiaries, and other parties with which we have commercial relations. These laws continue to develop in the U.S. and around the globe, including through regulatory and legislative action and judicial decisions, in ways we cannot predict and that may harm our business. For example, a new Quebec data protection law will take effect in September 2023, and updates to Canadian federal privacy legislation are pending. India is also expected to pass a new law in 2023.
Any failure to comply with applicable laws, regulations or contractual obligations may harm our business, results of operations and financial condition. If we are subject to an investigation or litigation or suffer a breach of security of personal data, we may incur costs or be subject to forfeitures and penalties that could reduce our profitability. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. For example, the General Data Protection Regulation (“GDPR”) became effective in May 2018. The GDPR, which applies to personal data collected in the context of all of our activities conducted from an establishment in the European Union, related to products and services offered to individuals in the European Union or related to the monitoring of individuals’ behavior in Europe, imposes a range of significant compliance obligations regarding the handling of personal data. Actions required to comply with these obligations depend in part on how particular and strict regulators interpret and apply them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, we may be subject to, for example, regulatory enforcement actions, that can result in monetary penalties of up to 4% of our annual worldwide revenue or EUR 20 million (whichever higher), private lawsuits, class actions, regulatory orders to stop processing and delete data, and reputational damage. In June 2021, the European Commission published new versions of the Standard Contractual Clauses, which are used as a legal cross-border mechanism allowing companies to transfer/allow access to personal data outside the European Economic Area. Use of the previous versions of the Standard Contractual Clauses is no longer allowed and all contracts that include the earlier versions should have been amended to replace them with the new versions by December 27, 2022. Also in June 2021, the European Data Protection Board finalized its recommendations regarding supplemental transfer measures to protect personal data during cross-border transfers. We must incur costs and expenses to comply with the new requirements, which may impact the cross-border transfer of personal data throughout our organization and to/from third parties.

In the United States, several states, including California, Colorado, Connecticut, Utah and Virginia, have adopted generally applicable and comprehensive privacy laws. These new and developing state laws provide a number of new privacy rights for residents of these states and impose corresponding obligations on organizations doing business in these states. Not only do these laws require that we make new disclosures to consumers, business contacts, employees, job applicants and others about our data collection, use and sharing practices, but they also require that we provide new rights, such as the rights to access, delete and correct personal data. While the California Consumer Privacy Act (the “CCPA”) became effective in 2020, it has already been amended significantly, and compliance with the amended law, the California Privacy Protection Act (the “CPRA”) was required as of January 2023. Compliance with the other states’ laws will be required at different times during 2023. In addition, a number of other U.S. states are considering adopting laws and regulations imposing obligations regarding the handling of personal data. Compliance with the GDPR, the new state laws, and other current and future applicable U.S. and international privacy, data protection, cybersecurity, artificial intelligence and other data-related laws can be costly and time-consuming. Complying with these varying requirements could cause us to incur substantial costs and/or require us to change our business practices in a manner adverse to our business. Violations of data and privacy-related laws can result in significant penalties.

Australia recently amended its Privacy Act, increasing the maximum penalties available for serious or repeated data breaches from AUS 2.2 million to the greater of: (i) AUS 50 million; (ii) three times the value of any benefit obtained through misuse of the information; or (iii) 30% of a company’s adjusted turnover in the relevant period.

We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal data or may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy or security related organizations that require compliance with their rules pertaining to privacy and data protection.

We post on our websites our privacy notices and practices concerning the collection, use, sharing, disclosure, deletion and retention of our user data. Any failure, or perceived failure, by us to comply with our posted privacy notices or with any regulatory requirements or orders or other federal, state or international privacy -related laws and regulations, including the GDPR, CCPA and CPRA, could result in proceedings or actions against us by governmental entities or others (e.g., class action plaintiffs), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. We may also experience security breaches and likely will in the future, which themselves may result in a violation of these laws and give rise to regulatory enforcement and/or private litigation.
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
Risks Related to Ownership of Our Common Stock

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
We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, our ability to pay cash dividends is currently limited by the terms of our existing Credit Facility (as defined herein), which prohibits our payment of dividends on our capital stock without prior consent, and any future credit facility may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment.
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
Pursuant to the terms of the Purchase Agreement (as defined herein), we have issued shares of our Series A Preferred Stock that ranks senior to our common stock in priority of distribution rights and rights upon our liquidation, dissolution or winding up and has additional corporate governance rights.
On July 14, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Ulysses Aggregator, LP (the “Purchaser”), an affiliate of HGGC, LLC, to issue and sell at closing 115,000 shares of Series A Preferred Stock of the Company, par value $0.0001 per share, at a price of $1,000 per share (the “Initial Liquidation Preference”) for an aggregate purchase price of $115.0 million. As of December 31, 2022, we had 115,000 shares of newly designated Series A Preferred Stock outstanding. The holders of the Series A Preferred Stock are entitled to dividends payable quarterly in arrears, which may be paid, at our option, in cash or by increasing the Liquidation Preference (as defined below) of each share of Series A Preferred Stock by the amount of the applicable dividend. The holders of Series A Preferred Stock (each, a “Holder” and collectively, the “Holders”) will be entitled to dividends (i) at the rate of 4.5% per annum until but excluding the seven year anniversary of the Closing, and (ii) at the rate of 7% per annum on and after the seven year anniversary of the Closing. Our ability to pay cash dividends is subject to the restrictions under our existing credit agreement. The Series A Preferred Stock has no mandatory conversion feature and is a perpetual security. Although we have the ability to redeem the shares of Series A Preferred Stock beginning on the date that is seven years from the Closing date, we may be unable to do so at that time, and we will be forced to pay the higher dividend rate of 7% per annum until the time that the holders of Series A Preferred Stock convert their shares into shares of common stock or we obtain sufficient capital to redeem the Series A Preferred Stock.

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

General Risks
An epidemic, pandemic or contagious diseases, including the ongoing COVID-19 pandemic, and measures intended to prevent the spread of such an event could adversely affect our business, results of operations and financial condition.
We face risks related to an epidemic, pandemic or contagious diseases, including the ongoing COVID-19 pandemic, which has impacted, and in the future could impact, the markets in which we operate and could have a material adverse effect on our business, results of operations and financial condition. The impact of an epidemic, pandemic or other health crisis, including the COVID-19 pandemic, and measures to prevent the spread of such an event could materially and adversely affect our business in a number of ways. For example, existing and potential customers may choose to reduce or delay technology spending in response, or attempt to renegotiate contracts and obtain concessions, which could materially and negatively impact our operating results, financial condition and prospects.
Adverse economic conditions may reduce our customers’ ability to spend money on information technology or software, or our customers may otherwise choose to reduce their spending on information technology or software, which may adversely impact our business.
Our business depends on the overall demand for information technology and software spend and on the economic health of our current and prospective customers. If worldwide economic conditions become unstable, including as a result of protectionism and nationalism, other unfavorable changes in economic conditions, such as inflation, rising interest rates, a U.S. government default on its obligations or a recession, and other events beyond our control, such as economic sanctions, natural disasters, results of global epidemics, pandemics, or contagious diseases, such as COVID-19, political instability, and armed conflicts and wars, such as the Russia-Ukraine war, then our existing customers and prospective customers may re-evaluate their decision to purchase our applications. Weak global economic conditions or a reduction in information technology or software spending by our customers could harm our business in a number of ways, including longer sales cycles and lower prices for our applications.

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
•changes in the market perception of software generally or in the effectiveness of our applications in particular;
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our principal corporate offices are located in Austin, Texas, where we occupy approximately 9,900 square feet of space under a lease that expires in June 2025. We also lease office facilities domestically, some of which we sublease, located in Massachusetts, Nebraska, North Carolina, Ohio, Texas and Washington. Internationally, we lease office space in Australia, Canada, France, Germany, India, Ireland, Israel, Malaysia, Netherlands, Romania and the United Kingdom. We believe that our properties are generally suitable to meet our needs for the foreseeable future.
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
As of February 21, 2023, the last reported sales price of our common stock on the Nasdaq Global Market was $8.52 and there were 29 stockholders of record of our common stock, including Broadridge Financial Solutions, Inc., which holds shares of our common stock on behalf of an indeterminable number of beneficial owners.
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
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the Nasdaq Computer Technology Index (the “Computer Technology Index”) and the S&P 500 Composite Index during the period commencing on December 29, 2017 and ending on December 30, 2022. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the S&P 500 Composite Index and the stocks represented in Computer Technology Index, and reinvestment of any dividends. The Computer Technology Index is designed to represent a cross section of widely-held U.S. corporations involved in various phases of the computer industry. The Computer Technology Index is market-value (capitalization) weighted, based on the aggregate market value of its 27 component stocks. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Comparison of Cumulative Total Return of Upland Software, Inc.
$400
$300
$200
$100
12/29/17
12/31/18
12/31/19
12/31/20
12/31/21
12/30/22
Upland Software, Inc.
NASDAQ Computer Index
S&P 500 Index

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6.    [Reserved]

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
This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Item 1A. Risk Factors” above, which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. For a comparison of the years ended December 31, 2021 and 2020 refer to “Item 7. Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the years ended December 31, 2021 filed with the SEC on February 24, 2022. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended December 31 and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.
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

Through a series of acquisitions and integrations, we have established a diverse family of software applications under the Upland brand and in the product solution categories listed above, each of which addresses a specific software needs. Our revenue has grown from $149.9 million in the year ended December 31, 2018 to $317.3 million in the year ended December 31, 2022, representing a compound annual growth rate of 21%. During the year ended December 31, 2022, domestic revenue as a percent of total revenue decreased to 70% compared to 71% in the year ended December 31, 2021.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the years ended December 31, 2022, 2021 and 2020, our subscription and support revenue represented 94%, 95% and 95% of our total revenue, respectively. Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the years ended December 31, 2022, 2021 and 2020, our perpetual license revenue accounted for 2%, 1% and 1% of our total revenue, respectively. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For each of the years ended December 31, 2022, 2021 and 2020, our professional services revenue accounted for 4% of our total revenue.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, customer base and market access, resulting in increased benefits of scale. We will prioritize acquisitions within our current enterprise solution categories as described in “Item 1. Business” herein. Consistent with our growth strategy, we have completed a total of 31 acquisitions in the 11 years ending December 31, 2022.

Acquisitions completed during the years ended December 31, 2022, 2021 and 2020 include the following:
Acquisitions
2022 Acquisitions
•BA Insight - On February 22, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of BA Insight Inc., (“BA Insight”), a cloud-based enterprise knowledge management solution. Revenues recorded since the acquisition date through December 31, 2022 were approximately $7.6 million.
•Objectif Lune - On January 7, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Objectif Lune Inc., a Quebec proprietary company (“Objectif Lune”), a cloud-based document workflow product. Revenues recorded since the acquisition date through December 31, 2022 were approximately $20.9 million.
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
Sunset Assets
During the fourth quarter of 2022, in connection with the periodic review of its business, the Company decided to sunset certain non-strategic product offerings and customer contracts (collectively referred to as “Sunset Assets”). Refer to “Adjusted Operating Measures” detail located in this section for further breakdown for adjusted amounts.

Components of Operating Results
Revenue
Subscription and support revenue. We derive our subscription revenue from fees paid to us by our customers for use of our cloud-based applications. We recognize the revenue associated with subscription agreements ratably over the term of the agreement as the customer receives and consumes the benefits of the cloud services through the contract period. Our subscription agreements typically have terms of one to three years.
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
Cost of Revenue
Cost of product revenue. Cost of product revenue consists primarily of hosting costs, personnel related costs of our customer success and cloud operations teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, and allocated overhead, as well as software license fees, internet connectivity, depreciation expenses, amortization of acquired intangible assets, specifically developed technology, as a result of business combination purchase accounting adjustments and pass-through costs directly related to delivering our applications. We expect that cost of revenues may increase in the future depending on the growth rate of our new customers and billings and our need to support the implementation, hosting and support of those new customers. We intend to continue to invest additional resources in expanding the delivery capability of our applications. As we add hosting infrastructure capacity and support personnel in advance of anticipated growth, our cost of product revenue will increase, and if such anticipated revenue growth does not occur, our product gross profit will be adversely affected both in terms of absolute dollars and as a percentage of total revenues in any particular quarterly or annual period. Our cost of product revenue is generally expensed as the costs are incurred. Developed technology is valued using a cost-to-recreate approach and is generally amortized over a four- to nine-year period.
Cost of professional services revenue. Cost of professional services revenue consists primarily of personnel related costs, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as the costs of contracted third-party vendors and reimbursable expenses. As most of our personnel are employed on a full-time basis, our cost of professional services revenue is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. We expect that cost of professional services as a percentage of total revenues could fluctuate from period to period depending on the growth of our professional services business, the timing of sales of applications, and any associated costs relating to the delivery of services. Our cost of professional services revenue is generally expensed as costs are incurred.
Operating Expenses
Our operating expenses are classified into six categories: sales and marketing, research and development, general and administrative, depreciation and amortization, acquisition-related expenses and impairment of goodwill. For each category, other than depreciation and amortization and impairment of goodwill, the largest expense component is primarily personnel related costs, which includes salaries, employee benefit costs, bonuses, commissions, stock-based compensation, and payroll taxes. Operating expenses also include allocated overhead costs for facilities, which are allocated to each department based on relative department headcount. Operating expenses are generally recognized as incurred.

Sales and marketing. Sales and marketing expenses primarily consist of personnel related costs for our sales and marketing staff, including salaries, benefits, deferred commission amortization, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as costs of promotional events, corporate communications, online marketing, product marketing and other brand-building activities. Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for a particular customer agreement for initial contracts are amortized over the expected life of the customer relationships while deferred commissions related to contract renewals are amortized over average renewal term. Sales commissions, and related payroll taxes, are earned when the initial customer contract is signed and upon any renewal as our obligation to pay a sales commission arises at these times. Sales and marketing expenses may fluctuate as a percentage of total revenues for a variety of reasons including the timing of such expenses, in any particular quarter or annual period.
Research and development. Research and development expenses primarily consist of personnel related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead and costs of certain third-party contractors. Research and development costs related to the development of our software applications are generally recognized as incurred. We have devoted our product development efforts primarily to enhancing the functionality, and expanding the capabilities, of our applications. Investment tax credits are included as a reduction of research and development costs. Investment tax credits are recorded in the year in which the research and development costs of the capital expenditures are incurred, provided that we are reasonably certain that the credits will be received. The investment tax credit must be examined and approved by the tax authorities, and it is possible that the amounts granted will differ from the amounts recorded.
General and administrative. General and administrative expenses primarily consist of personnel related costs for our executive, administrative, accounting and finance, information technology, legal, accounting and human resource staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead, professional fees and other corporate expenses. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations, including potentially higher legal, corporate insurance, accounting and auditing expenses and the additional costs of enhancing and maintaining our internal control environment. General and administrative expenses may fluctuate as a percentage of revenue, and overtime we expect that general and administrative expenses will decrease as a percent of revenue due to operational efficiencies.
Depreciation and amortization. Depreciation and amortization expenses primarily consist of depreciation and amortization of acquired intangible assets, specifically customer relationships and trade names, as a result of business combination purchase accounting adjustments. The valuation of identifiable intangible assets reflects management’s estimates based on, among other factors, use of established valuation methods. Customer relationships are valued using an income approach, which estimates fair value based on the earnings and cash flow capacity of the subject asset and are amortized over a seven to ten-year period. The value of the trade name intangibles are determined using a relief from royalty method, which estimates fair value based on the value the owner of the asset receives from not having to pay a royalty to use the asset and are amortized over mostly a three-year period.
Acquisition-related expenses. Acquisition-related expenses are typically incurred for up to four quarters after each acquisition, with the majority of these costs being incurred within six to nine months, to transform the acquired business into the Company’s UplandOne platform. These expenses can vary based on the size, timing and location of each acquisition. These acquisition-related expenses include transaction related expenses such as banker fees, legal and professional fees, insurance costs and deal bonuses. These acquisition-related expenses also include transformational expenses such as severance, compensation for transitional personnel, office lease terminations and vendor cancellations. Generally these acquisition-related expenses should no longer be material if the Company has done no acquisitions after one year.
Impairment of Goodwill. Goodwill impairment is recognized on a non-recurring basis when the Carrying Value (or GAAP basis book value) of our Company (which is our only reporting unit) exceeds the estimated fair value of our Company as determined by reference to a number of factors and assumptions, including the spot closing price of our Common Stock as of a certain reporting or measurement date. We assess Goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the Carrying Value of our Company to exceed the estimated fair value of our Company. As a result of the decline of our stock price during the quarter ended December 31, 2022, we performed a Goodwill impairment evaluation as of December 31, 2022, which resulted in a Goodwill impairment of $12.5 million. See “Note 5. Goodwill and Other Intangible Assets” in the notes to our consolidated financial statements for more information regarding our fourth quarter 2022 Goodwill impairment. We will continue to evaluate Goodwill impairment in future periods.
Total Other Expense
Total other expense consists primarily of amortization of debt issuance costs over the term of the related term loan, revaluation of foreign subsidiaries, interest expense on outstanding debt, partially offset by interest income on our interest-

bearing cash balances held in money market accounts. We participate in interest rate swap agreements for the purpose of reducing variability in interest rate payments on the Company’s outstanding term loans. These interest rate swaps fix the Company's interest rate (including the hedge premium) at 5.4% for the term of the Credit Facility (as hereinafter defined in “—Liquidity and Capital Resources—Credit Facility”). In addition, gains/losses on divested assets that meet the definition of a business under ASC 805-10, Business Combination—Overall, are included in Total other expense.
Income Taxes
Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. We have historically not recorded any material provision for federal or state income taxes, other than deferred taxes related to tax deductible goodwill and current taxes in certain separate company filing states and states in which loss carryforwards do not fully offset taxable income. The balance of the tax benefit for the years ended December 31, 2022, 2021 and 2020, outside of tax deductible goodwill and current taxes in separate filing states, is related to foreign income taxes, primarily operations of our subsidiaries in Australia, Canada, Ireland and the United Kingdom, and to the release of valuation allowances associated with acquisitions of domestic entities with deferred tax liabilities. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited.

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

	Year Ended December 31,
	2022		2021		2020
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue:
Subscription and support	$297,887	94%	$287,621	95%	$277,504	95%
Perpetual license	6,948	2%	2,150	1%	1,884	1%
Total product revenue	304,835	96%	289,771	96%	279,388	96%
Professional services	12,468	4%	12,245	4%	12,390	4%
Total revenue	317,303	100%	302,016	100%	291,778	100%
Cost of revenue:
Subscription and support (1)(2)	93,948	30%	92,168	31%	89,880	31%
Professional services and other	9,793	3%	7,285	2%	8,566	3%
Total cost of revenue	103,741	33%	99,453	33%	98,446	34%
Gross profit	213,562	67%	202,563	67%	193,332	66%
Operating expenses:
Sales and marketing (1)	59,416	19%	55,097	18%	46,077	16%
Research and development (1)	46,187	15%	42,693	14%	39,002	13%
General and administrative (1)	70,462	22%	76,901	25%	68,072	23%
Depreciation and amortization	43,669	14%	41,315	14%	36,919	13%
Acquisition-related expenses	21,556	6%	21,234	8%	27,075	9%
Impairment of goodwill	12,500	4%	—	—%	—	—%
Total operating expenses	253,790	80%	237,240	79%	217,145	74%
Loss from operations	(40,228)	(13)%	(34,677)	(12)%	(23,813)	(8)%
Other Expense:
Interest expense, net	(29,145)	(9)%	(31,626)	(10)%	(31,529)	(11)%
Other expense, net	(781)	—%	(253)	(1)%	(111)	—%
Total other expense	(29,926)	(9)%	(31,879)	(11)%	(31,640)	(11)%
Loss before benefit from income taxes	(70,154)	(22)%	(66,556)	(23)%	(55,453)	(19)%
Benefit from income taxes	1,741	—%	8,344	4%	4,234	1%
Net loss	(68,413)	(22)%	(58,212)	(19)%	(51,219)	(18)%
Preferred stock dividends and accretion	(1,846)	(1)%	—	—%	—	—%
Net loss attributable to common stockholders (3)	$(70,259)	(22)%	$(58,212)	(19)%	$(51,219)	(18)%
Net loss per common share:
Loss from continuing operations per common share, basic and diluted (3)	$(2.23)		$(1.92)		$(1.92)
Weighted-average common shares outstanding, basic and diluted (3)	31,528,881		30,295,769		26,632,116

(1) Includes stock-based compensation. See table below for stock-based compensation by operating expense line item.
	Year Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Stock-based compensation:
Cost of revenue	$1,984	$2,088	$1,951
Research and development	2,733	3,085	3,391
Sales and marketing	4,239	5,957	3,450
General and administrative	32,646	42,743	32,900
Total	$41,602	$53,873	$41,692

(2) Includes depreciation and amortization of $12.5 million, $11.6 million and $10.2 million in the years ended December 31, 2022, 2021 and 2020, respectively.
(3) See “Note 8 Net Loss Per Share”, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion and a reconciliation of historical net loss attributable to common stockholders and weighted average shares outstanding for historical basic and diluted net loss per share calculations.

Adjusted Operating Measures

In the following discussion of results of operations, we refer to “Core Organic Revenue” and “Organic Revenue” as non-GAAP financial measures. We believe that, in addition to our financial results determined in accordance with GAAP, these non-GAAP financial measures are useful in evaluating our business, results of operations, and financial condition. However, our use of non-GAAP financial measures may vary from that of others in our industry. Non-GAAP financial measures should not be considered as an alternative to the performance measures derived in accordance with GAAP.

There are limitations to the use of non-GAAP measures, as non-GAAP measures may not present complete financial results. We compensate for these limitations by using these non-GAAP financial measures along with other comparative tools, together with GAAP measurements, to assist in the evaluation of operating performance. Such GAAP measurements include revenue, gross profit, net loss, net loss per share and other performance measures. In evaluating these financial measures, you should be aware that in the future we may incur expenses similar to those eliminated in the presentation of our non-GAAP financial measures. Our presentation of non-GAAP financial measures should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. When evaluating our performance, you should consider these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable GAAP measures set forth in the reconciliation tables below and our other GAAP results. See “—Non-GAAP Financial Measures” for the definitions of the non-GAAP financial measures included herein, as well as a statement disclosing the reasons management believes certain non-GAAP financial measures provide useful information to investors regarding the Company’s financial condition and results of operations.

The following table presents a reconciliation of Total revenue to Core Organic Revenue for each of the periods indicated.

	Years Ended December 31,
	2022	2021

	(dollars in thousands)
Reconciliation of Total revenue to Core Organic Revenue:
Total revenue	$317,303	$302,016
Less:
Subscription and support revenue from acquisitions not fully in the prior year comparative period (1)	49,624	24,943
Perpetual license revenue	6,948	2,150
Professional services revenue	12,468	12,246
Subscription and support revenue from Sunset Assets (2)	29,958	35,782
Overage Charges (3)	12,287	16,124
Political Revenue (4)	—	980
Core Organic Revenue (5)	$206,018	$209,791

(1) After the reduction of $5.5 million purchase accounting deferred revenue discount for the year ended December 31, 2022.
(2) Subscription and support revenue from Sunset Assets is revenue related to Sunset Assets. This excludes Overage Charges, Professional services revenue, Perpetual license revenue and subscription and support revenue from acquisitions not fully in the prior year comparative period all shown separately.

(3) Overage Charges are subscription and support revenue representing amounts paid to the Company by a customer (in addition to such customer’s contractual minimum payment commitments) as a result of such customer’s number of users or level of usage of services including text and e-mail messaging and third party pass-through costs exceeding the levels stipulated in such customer’s license or related purchase agreements with the Company.

(4) Political Revenue is subscription and support usage revenue from US presidential campaigns.
(5) Core Organic Revenue excludes revenues from acquisitions closed during or subsequent to the prior year comparable period, Perpetual license revenues, Professional services revenues, revenue from Sunset Assets, Overage Charges and Political Revenue.

The following table presents a reconciliation of Subscription and support revenue to Core Organic Revenue for each of the periods indicated.

	Years Ended December 31,
	2022	2021

	(dollars in thousands)
Reconciliation of Subscription and support revenue to Core Organic Revenue:
Subscription and support revenue	$297,887	$287,621
Less:
Subscription and support revenue from acquisitions not fully in the prior year comparative period (1)	49,624	24,943
Subscription and support revenue from Sunset Assets (2)	29,958	35,782
Overage Charges (3)	12,287	16,124
Political Revenue (4)	—	980
Core Organic Revenue (5)	$206,018	$209,791

(1) After the reduction of $5.5 million purchase accounting deferred revenue discount for the year ended December 31, 2022 .
(2) Subscription and support revenue from Sunset Assets is revenue related to Sunset Assets. This excludes Overage Charges, Professional services revenue, Perpetual license revenue and subscription and support revenue from acquisitions not fully in the prior year comparative period all shown separately.

(3) Overage Charges are subscription and support revenue representing amounts paid to the Company by a customer (in addition to such customer’s contractual minimum payment commitments) as a result of such customer’s number of users or volume of usage including text and e-mail messaging and third party pass-through costs exceeding the levels stipulated in such customer’s license or related purchase agreements with the Company.

(4) Political Revenue is subscription and support usage revenue from US presidential campaigns.
(5) Core Organic Revenue excludes revenues from acquisitions closed during or subsequent to the prior year comparable period, revenue from Sunset Assets, Overage Charges and Political Revenue.

Comparison of Years Ended December 31, 2022 and December 31, 2021
Revenue

	Year Ended December 31,
	2022		2021		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$297,887	94%	$287,621	95%	$10,266	4%
Perpetual license	6,948	2%	2,150	1%	4,798	223%
Total product revenue	304,835	96%	289,771	96%	15,064	5%
Professional services	12,468	4%	12,245	4%	223	2%
Total revenue	$317,303	100%	$302,016	100%	$15,287	5%
Total revenue was $317.3 million in the year ended December 31, 2022, compared to $302.0 million in the year ended December 31, 2021, an increase of $15.3 million, or 5%. Total revenue growth includes a negative impact of 2% from changes in foreign currency exchange rates. Our organic revenue excludes acquisitions closed during or subsequent to the prior year comparable period and business operations related to Sunset Assets (the “Organic Revenue”). The acquisitions not fully in the comparable period contributed $32.8 million to the increase in total revenue for the year ended December 31, 2022. Total revenue related to Perpetual license and Professional services related to our Organic Business decreased by $3.0 million. Subscription and support revenue related to Sunset Assets decreased by $5.8 million as a result of decreased sales and marketing focus on those Sunset Assets. Total revenues related to Overage Charges decreased by $3.8 million as a result of variable demand in the year ended December 31, 2022. The year ended December 31, 2021 included $1.0 million in Political Revenue, which did not repeat in the year ended December 31, 2022. Therefore, net of these non-core revenues, our Core Organic Revenue decreased by $3.8 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. After removing the negative foreign currency exchange impact on our revenue, net of these non-core revenues, our Core Organic Revenue decreased by $2.6 million in the year ended December 31, 2022 compared to the year ended December 31, 2021.
Subscription and support revenue was $297.9 million in the year ended December 31, 2022, compared to $287.6 million in the year ended December 31, 2021, an increase of $10.3 million, or 4%. Subscription and support revenue growth includes a negative impact of 2% from changes in foreign currency exchange rates.  The acquisitions not fully in the comparable period contributed $24.7 million to the increase in subscription and support revenue in the year ended December 31, 2022. Subscription and support revenue related to our Sunset Assets decreased $5.8 million as a result of decreased sales and marketing focus on those Sunset Assets. Subscription and support revenues related to Overage Charges decreased by $3.8 million as a result of variable demand in the year ended December 31, 2022. The year ended December 31, 2021 included $1.0 million of subscription and support Political Revenues which did not repeat in the year ended December 31, 2022. Therefore, net of these non-core revenues, our Core Organic Revenue decreased by $3.8 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. After removing the negative foreign currency exchange impact on our revenue, net of these non-core revenues, our Core Organic Revenue decreased by $2.6 million in the year ended December 31, 2022 compared to the year ended December 31, 2021.

Perpetual license revenue was $6.9 million in the year ended December 31, 2022, compared to $2.2 million in the year ended December 31, 2021, an increase of $4.7 million, or 223%. The acquisitions not fully in the comparable period contributed $5.0 million to the increase in perpetual license revenue in the year ended December 31, 2022. Perpetual license revenue related to our Sunset Assets was nil. Therefore, perpetual license revenue from our Organic Business decreased by $0.3 million in the year ended December 31, 2022 compared to the year ended December 31, 2021.
Professional services revenue was $12.5 million in the year ended December 31, 2022, compared to $12.2 million in the year ended December 31, 2021, an increase of $0.3 million, or 2%. The acquisitions not fully in the comparable period contributed $3.1 million to the increase in professional services revenue in the year ended December 31, 2022. Professional services revenue related to our Sunset Assets decreased by $0.1 million. Therefore, professional services revenue from our Organic Business decreased by $2.7 million in the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily related to our discipline around not accepting unprofitable professional services projects.
Cost of Revenue and Gross Profit Margin

	Year Ended December 31,
	2022		2021		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$93,948	30%	$92,168	31%	$1,780	2%
Professional services	9,793	3%	7,285	2%	2,508	34%
Total cost of revenue	103,741	33%	99,453	33%	4,288	4%
Gross profit	$213,562	67%	$202,563	67%	$10,999	5%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$8	—%	$30	—%	$(22)	(73)%
Amortization	$12,469	4%	$11,583	4%	$886	8%
Cost of subscription and support revenue was $93.9 million in the year ended December 31, 2022, compared to $92.2 million in the year ended December 31, 2021, an increase of $1.7 million, or 2%. The acquisitions not fully in the comparable period contributed $5.4 million to the increase to cost of subscription and support revenue, primarily related to costs associated with the delivery of the BA Insight, Objectif Lune and Panviva products. Cost of subscription and support revenue related to our Sunset Assets decreased $2.6 million, primarily related to hosting and infrastructure costs. Therefore, cost of subscription and support revenue for our Organic Business decreased by $1.1 million mainly due to decreased messaging costs.
Cost of professional services revenue was $9.8 million in the year ended December 31, 2022, compared to $7.3 million in the year ended December 31, 2021, an increase of $2.5 million, or 34%. The acquisitions not fully in the comparable period contributed $3.2 million to the increase to cost of professional services revenue, primarily related to an increase in personnel and related costs. Therefore, cost of professional services revenue for our Organic Business decreased by $0.7 million primarily related to a decrease in personnel related costs.

Operating Expenses
Sales and Marketing Expense

	Year Ended December 31,
	2022		2021		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Sales and marketing	$59,416	19%	$55,097	18%	$4,319	8%
Sales and marketing expense was $59.4 million in the year ended December 31, 2022, compared to $55.1 million in the year ended December 31, 2021, an increase of $4.3 million, or 8%. The acquisitions not fully completed in the comparable period contributed $6.6 million to the increase in sales and marketing expense, primarily consisting of increased headcount and personnel related costs in the year ended December 31, 2022. Sales and marketing expense for our Sunset Assets decreased by $1.1 million primarily as a result of decreased personnel related costs. Sales and marketing expense for our Organic Business decreased by $1.2 million, primarily as a result of a reduction in personnel related costs which were partially offset by increased commission costs. We expect to see an increase in sales and marketing expense in 2023 as we increase our go to market investments.
Research and Development Expense

	Year Ended December 31,
	2022		2021		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Research and development	$46,187	15%	$42,693	14%	$3,494	8%
Research and development expense was $46.2 million in 2022, compared to $42.7 million in 2021, an increase of $3.5 million, or 8%. The acquisitions not fully in the comparable period contributed $7.5 million to the increase in research and development expense primarily consisting of personnel related costs. Research and development expense related to our Sunset Assets decreased by $0.7 million primarily due to reductions in personnel related costs. Therefore, research and development expense for our Organic Business decreased by $3.3 million primarily related to a decrease in non-cash stock compensation expense coupled with lower outsourced technology services costs as we shift more resources to our India Center of Excellence. We expect to see an increase in research and development expenses in 2023 due to increased product investments.
General and Administrative Expense

	Year Ended December 31,
	2022		2021		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
General and administrative	$70,462	22%	$76,901	25%	$(6,439)	(8)%
General and administrative expense was $70.5 million in 2022, compared to $76.9 million in 2021, a decrease of $6.4 million, or 8%. General and administrative expense for our Organic Business decreased by $9.8 million, which was driven primarily by lower non-cash stock compensation expense due primarily to lower grant date fair values in 2022 as well as the absence of a one-time non-cash stock compensation charge taken in 2021 of $6.3 million related to the departure of a former executive. General and administrative expense for our Sunset Assets decreased by $0.9 million. This was partially offset by an increase in general administrative expense of $4.3 million due to costs related to the acquisitions not fully in the comparable period, which consisted primarily of higher personnel related costs and administrative expenses.
Depreciation and Amortization Expense

	Year Ended December 31,
	2022		2021		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$1,529	1%	$1,968	1%	$(439)	(22)%
Amortization	42,140	13%	39,347	13%	2,793	7%
Total depreciation and amortization	$43,669	14%	$41,315	14%	$2,354	6%
Depreciation and amortization expense was $43.7 million in 2022, compared to $41.3 million in 2021, an increase of $2.4 million, or 6%. The acquisitions not fully in the comparable period increased depreciation and amortization expense by $6.0 million, primarily related to acquired intangible assets such as customer relationships and tradenames. Therefore, depreciation and amortization expense for our Organic Business decreased by $3.6 million in the comparative periods due to assets becoming fully depreciated or amortized during the period.
Acquisition-related Expense

	Year Ended December 31,
	2022		2021		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Acquisition-related expense	$21,556	6%	$21,234	8%	$322	2%
Acquisition-related expenses are one-time expenses typically incurred for up to four quarters after each acquisition, with the majority of these costs being incurred within six to nine months, to transform the acquired business into the Company’s unified operating platform. These expenses can vary based on the size, timing and location of each acquisition. These acquisition-related expenses include transaction-related expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. These acquisition-related expenses also include transformational expenses such as severance, compensation for transitional personnel, office lease terminations, and vendor cancellations. Absent new acquisition activity, acquisition-related expenses are no longer material if the Company has done no acquisitions after one year.
Acquisition-related expense was $21.6 million in 2022, compared to $21.2 million for 2021, a marginal increase of $0.4 million, or 2%. The Company had two acquisitions in 2022 compared to three acquisitions in 2021. The 2022 acquisitions were larger and had complex organizational and tax structures, which resulted in slightly higher acquisition-related expenses compared to 2021.
Impairment of goodwill

	Year Ended December 31,
	2022		2021		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Impairment of goodwill	$12,500	4%	$—	—%	$12,500	NA

Goodwill impairment is recognized on a non-recurring basis when the Carrying Value (or GAAP basis book value) of our Company (which is our only reporting unit) exceeds the estimated fair value of our Company as determined by reference to a number of factors and assumptions, including the spot closing price of our Common Stock as of a certain reporting or measurement date. We assess Goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the Carrying Value of our Company to exceed the estimated fair value of our Company. As a result of the decline of our stock price during the quarter ended December 31, 2022, we performed a Goodwill impairment evaluation as of December 31, 2022, which resulted in a Goodwill impairment of $12.5 million. See “Note 5. Goodwill and Other Intangible Assets” in the notes to our consolidated financial statements for more information regarding our fourth quarter 2022 Goodwill impairment.

Other Expense, net

	Year Ended December 31,
	2022		2021		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Other Expense:
Interest expense, net	$(29,145)	(9)%	$(31,626)	(10)%	$2,481	(8)%
Other expense, net	(781)	—%	(253)	(1)%	(528)	209%
Total other expense	$(29,926)	(9)%	$(31,879)	(11)%	$1,953	(6)%
Interest expense, net was $29.1 million in 2022, compared to $31.6 million for 2021, a decrease of $2.5 million, or 8%, due primarily to higher interest income on our interest-bearing cash balances as well as a decrease in outstanding borrowings on our Credit Facility.
Other expense, net was $0.8 million in 2022, compared to other expense of $0.3 million in 2021, an increase of $0.5 million, or 209%. The difference in other expense is primarily due to an increase in foreign currency exchange losses compared to 2021.
Benefit from Income Taxes

	Year Ended December 31,
	2022		2021		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Loss before provision for income taxes	(70,154)	(22)%	(66,556)	(23)%	(3,598)	(5)%
Benefit from (provision for) income taxes	$1,741	—%	$8,344	4%	$(6,603)	(79)%
Effective income tax rate	(2.5)%		(12.5)%
Benefit from income taxes was $1.7 million in 2022, compared to a benefit for income taxes of $8.3 million in 2021, a decrease in the benefit from income taxes of $6.6 million, or 79%. This decrease was due primarily to decreased benefits recognized during the year attributable to the release of valuation allowances associated with acquisitions of domestic entities with deferred tax liabilities that, upon acquisition, allow us to recognize certain deferred tax assets that had previously been offset by a valuation allowances.

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
Comparison of Years Ended December 31, 2021 and December 31, 2020
For a comparison of the years ended December 31, 2021 and 2020 refer to “Item 7. Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the years ended December 31, 2021 filed with the SEC on February 24, 2022.

Non-GAAP Financial Measures
Key Metrics
In addition to the GAAP and non-GAAP financial measures described in “—Results of Operations” above, we regularly review the following key metrics to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions (in thousands, except percentages):

	As of December 31,
	2022	2021	2020
Other Financial Data (unaudited):
Annualized recurring revenue value at year-end	$266,278	$257,056	$220,535
Annual net dollar retention rate	95%	94%	94%
Adjusted EBITDA(1)	$97,105	$96,657	$99,903
(1) Adjusted EBITDA is presented for the years ended December 31, 2022, 2021 and 2020.

Annualized recurring revenue value at year-end
We define annualized recurring revenue (“ARR”) as the value as of December 31 that equals the monthly value of our recurring revenue under support and subscription contracts excluding month-to-month contracts measured as of December 31 multiplied by 12. This measure excludes the revenue value of uncontracted overage fees, on-demand or monthly usage service fees and Sunset Assets. As a metric, ARR mitigates fluctuations in revenue recognition due to certain factors, including contract term and the sales mix of recurring revenue contracts and perpetual licenses. ARR does not have any standardized meaning and may not be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenues and deferred revenues and is not intended to be combined with or to replace either of those elements of our financial statements. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our clients. Refer to “Note 3 Acquisitions” and “Note 5 Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements for further discussion.

Our ARR was $266.3 million, $257.1 million and $220.5 million as of December 31, 2022, 2021 and 2020.

Annual net dollar retention rate
We measure our ability to grow and retain ARR from existing clients using a metric we refer to as our annual net dollar retention rate. We define annual net dollar retention rate as of December 31 as the aggregate ARR as of December 31 from those customers that were also customers as of December 31 of the prior fiscal year, divided by the aggregate ARR value from all customers as of December 31 of the prior fiscal year. This measure excludes the revenue value of uncontracted overage fees, on-demand service fees and our Sunset Assets.
Our annual net dollar retention rate was 95%, 94% and 94% as of December 31, 2022, 2021 and 2020.
Adjusted EBITDA
We monitor Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. We define Adjusted EBITDA as net income (loss), calculated in accordance with GAAP, adjusted for depreciation and amortization expense, net interest expense, loss on debt extinguishment, net other expense, benefit from income taxes, stock-based compensation expense, acquisition-related expense, purchase accounting deferred revenue discount and impairment of goodwill.
Adjusted EBITDA is a non-GAAP financial measure that our management believes provides useful information to management, investors and others in understanding and evaluating our operating results for the following reasons:
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
•Impairment of goodwill and depreciation and amortization are non-cash charges, and the assets being depreciated or amortized, which contribute to the generation of revenue, will often have to be replaced in the future and Adjusted EBITDA does not reflect cash requirements for such replacements; however, much of the depreciation and amortization relates to amortization of acquired intangible assets as well as the goodwill as a result of business combination purchase accounting adjustments, which will not need to be replaced in the future;
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

The following table presents a reconciliation of Net loss from continuing operations to Adjusted EBITDA for each of the periods indicated (in thousands).

	Year Ended December 31,
	2022	2021	2020
Net loss	$(68,413)	$(58,212)	$(51,219)
Depreciation and amortization expense	56,146	52,928	47,164
Interest expense, net	29,145	31,626	31,529
Other expense, net	781	253	111
Benefit from income taxes	(1,741)	(8,344)	(4,234)
Stock-based compensation expense	41,602	53,873	41,692
Acquisition-related expense	21,556	21,234	27,075
Non-recurring litigation costs	33	—	—
Purchase accounting deferred revenue discount	5,496	3,299	7,785
Impairment of goodwill	12,500	—	—
Adjusted EBITDA	$97,105	$96,657	$99,903

Core Organic Revenue

Core Organic Revenue is defined as total revenue, less revenue from acquisitions closed during or subsequent to the prior year comparable period, Perpetual license revenues, Professional services revenues, revenue from Sunset Assets, Overage Charges and Political Revenue. For reconciliations of total revenue to Core Organic Revenue and subscription and support revenue to Core Organic Revenue, see “—Results of Operations—Adjusted Operating Measures.”

Liquidity and Capital Resources
To date, we have financed our operations primarily through the raising of capital including sales of our common stock and preferred stock or our convertible preferred stock, cash from operating activities and borrowings under our Credit Facility (as hereinafter defined). We believe that current cash and cash equivalents, cash flows from operating activities and availability under our existing Credit Facility will be sufficient to fund our operations for at least the next twelve months. In addition, we intend to utilize the sources of capital available to us under our Credit Facility and registration statement to support our continued growth via acquisitions within our core enterprise solution suites of complementary technologies and businesses. We do not intend to offer for sale any common stock at current market prices.
The following table summarizes our liquidity for the periods indicated:

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Cash and cash equivalents	$248,653	$189,158
Available borrowings from our Revolving Credit Facility	60,000	60,000
Total Liquidity	$308,653	$249,158
The $59.5 million increase in cash and cash equivalents from December 31, 2021 to December 31, 2022 includes $110.4 million in cash proceeds related to our Series A Preferred Stock, net of issuance costs which closed in August 2022. This was partially offset by $62.4 million in cash paid for our two acquisitions closed in January and February 2022, net of $0.7 million in cash acquired. Non-cash acquisition date consideration to be paid in future periods related to these acquisitions includes $5.9 million in holdback payments and that are due within 12 to 18 months of the closing dates of the underlying acquisitions.
Our cash and cash equivalents held by our foreign subsidiaries was $34.8 million as of December 31, 2022. If these funds held by our foreign subsidiaries are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds to the U.S. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of December 31, 2022 and 2021, we had a working capital surplus of $170.1 million and $106.5 million, respectively.
Series A Preferred Stock
The Series A Preferred Stock as discussed in “Note 12. Series A Preferred Stock” provided us an additional $115.0 million in liquidity during the year ended December 31, 2022, which we intend to use for (a) for general corporate purposes and (b) for transaction-related fees and expenses. As of December 31, 2022, the Series A Preferred Stock Issuance Costs totaled $4.6 million.

The holders of Series A Convertible Preferred Stock are entitled to dividends (i) at the rate of 4.5% per annum until but excluding the seven year anniversary of the closing, and (ii) at the rate of 7.0% per annum on and after the seven year anniversary of the closing, and are also entitled to fully participate in any dividends or other distributions declared or paid on our common stock on an as-converted basis. Dividends will be payable quarterly in arrears, and may be paid, at our option, in cash or by paying dividends in kind. Our ability to pay cash dividends is subject to the restrictions under the Credit Facility (as defined below). The Series A Preferred Stock had accrued unpaid dividends of $1.8 million as of December 31, 2022.

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

On August 6, 2019, we entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of December 31, 2022. The Credit Facility replaced our previous credit facility. All outstanding balances under our previous credit facility were paid off using proceeds from our Credit Facility.
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
The Credit Facility has no financial covenants as long as less than 35% of the Revolver is drawn as of the last day of any fiscal quarter. The Credit Facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The Credit Facility contains certain non-financial restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of December 31, 2022, we were in compliance with all covenants under the Credit Facility. See “Note 7. Debt” in the notes to the consolidated financial statements for more information regarding our Credit Facility and outstanding debt as of December 31, 2022.
On February 21, 2023, the Company entered into an amendment to its Credit Facility. The amendment amended the interest rate benchmark from LIBOR to SOFR. Other than the foregoing, the material terms of the Credit Agreement remains unchanged.
2022 S-3
On October 21, 2022 we filed a resale registration statement on Form S-3 (File No. 333-267973) (the “2022 S-3”), on behalf of the Purchaser and pursuant to the Registration Rights Agreement, which became effective on November 1, 2022 and covers (i) the issued Series A Preferred Stock and (ii) the number of shares of the Company’s common stock issuable upon conversion of such Series A Preferred Stock, which amount includes and assumes that dividends on the Series A Preferred Stock are paid by increasing the Liquidation Preference of the Series A Preferred Stock for a period of sixteen dividend payment periods from the initial issuance date. See “Note 12. Series A Preferred Stock” for further details.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$29,979	$41,738
Net cash used in investing activities	(63,222)	(93,532)
Net cash provided by (used in) financing activities	94,151	(8,180)
Effect of exchange rate fluctuations on cash	(1,413)	(897)
Change in cash and cash equivalents	59,495	(60,871)
Cash and cash equivalents, beginning of period	189,158	250,029
Cash and cash equivalents, end of period	$248,653	$189,158
Cash Flows from Operating Activities
Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Included in net cash provided by operations are one-time acquisition related expenses incurred for up to four quarters after each acquisition to transact and transform the acquired business into the Company's UplandOne platform. Additionally, operating cash flows includes the impact of earnout payments in excess of original purchase accounting estimates. Our working capital consists primarily of cash, receivables from customers, prepaid assets, unbilled professional services, deferred commissions, accounts payable, accrued compensation and other accrued expenses, acquisition related earnout and holdback liabilities, lease liabilities and deferred revenues. The volume of professional services rendered, the volume and timing of customer bookings and contract renewals, and the related timing of collections and renewals on those bookings, as well as the timing of spending commitments and payments of our accounts payable, accrued expenses, accrued payroll and related benefits, all affect these account balances.

Cash provided by operating activities was $30.0 million for 2022 compared to $41.7 million for 2021, a decrease of $11.8 million. This decrease in operating cash flow is generally attributable to the working capital uses of cash outweighing the working capital sources of cash outlined below. Working capital uses of cash for the year ended December 31, 2022 included a $14.0 million decrease in accrued expenses, a decrease of $7.2 million in accounts payable related to timing of payments, a $2.7 million increase in prepaids and other related primarily to an increase in deferred sales commission and a decrease of $5.0 million in deferred revenue. Working capital sources of cash for 2022 included a decrease of $9.7 million decrease in accounts receivable related to the timing of collections.
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
For 2022, cash used in investing activities consisted of $62.4 million associated with the Company’s 2022 acquisitions, and the purchases of property and equipment of $0.9 million. Cash used in investing activities decreased $30.3 million in 2022 compared to 2021 primarily as a result of closing two acquisitions during the period compared to three acquisition in the comparable prior year period.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our acquisitions, proceeds from debt obligations incurred to finance our acquisitions, repayments of our debt obligations, and share based tax payment activity.
Cash provided by financing activities increased $102.3 million in 2022 compared to 2021. The increase in cash provided by financing activities relates primarily to a $110.4 million in cash proceeds related to our Series A Preferred Stock, net of issuance costs, partially offset by a $7.4 million increase in additional consideration paid to sellers (i.e. holdbacks) and a $0.6 million increase in net share employee payroll tax settlement payments compared to the same period in 2021.
Contractual Payment Obligations
The following table summarizes our future contractual obligations as of December 31, 2022 (in thousands):

	Next 12 Months	Beyond 12 Months	Total
Debt Obligations (1)	$5,400	$517,050	$522,450
Interest on Debt Obligations (2)	28,335	72,644	100,979
Operating Lease Obligations (3)	3,711	5,872	9,583
Purchase Commitments (4)	23,158	18,262	41,420
Total	$60,604	$613,828	$674,432
(1)Consists of contractual principal payments on our Credit Facility. See “—Liquidity and Capital Resources” above for further discussion regarding our Credit Facility.
(2)Future interest on debt obligations is calculated using the interest rate effective as of December 31, 2022. We have entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively converted the entire balance of the Company’s $540 million original principal term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7 year term of the debt. In conjunction with our $350 million, 7-year, Credit Facility and our $190 million 2019 Incremental Term Loan, we entered into interest rate hedge instruments for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our $60 million, 5 year, undrawn Revolver remains floating. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” for further discussion.

(3)We lease office space under operating leases that expire between 2023 and 2028. Operating lease obligations above do not include the impact of future rental income related to agreements we have entered into to sublet excess office space as a result of our transformation activities.
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
The Company has purchase commitments related to hosting services, third-party technology used in the Company’s solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment.

Critical Accounting Policies and the Use of Estimates
We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
While our significant accounting policies are more fully described in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
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
See “Note 14. Revenue Recognition” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a detailed description of our revenue recognition policy.
Deferred Commissions
Sales commissions for new customer contracts are capitalized upon contract signing and amortized over the expected life of the customer relationships, which has been determined to be approximately 6 years, consistent with the prior year. Sales commissions paid on renewal contracts are deferred and amortized over the average renewal term, which was determined to be approximately 18 months, consistent with the prior year. Determining the period of expected life of customer relationships and average renewal term requires judgment for which we take into consideration our customer contracts, our technology life cycle and other factors.
See “Note 14. Revenue Recognition—Deferred Commissions” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a detailed description of our deferred commissions.
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

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in the period that includes the enactment date. We make significant estimates in determining the value of our deferred tax assets. These estimates include, but are not limited to, the expected reversal periods of deferred tax assets and liabilities, the availability of net operating losses and other carryovers and consideration of the future ability to generate taxable income. These estimates are inherently uncertain and unpredictable, and if different estimates were used, it would impact the value of our deferred tax assets and the income tax benefit recognized in fiscal 2022 and in future periods when the deferred taxes are realized.

A valuation allowance is established against our deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. As of December 31, 2022 we recorded a valuation allowance of $20.5 million against our deferred tax assets. If, in the future, we evaluate that our deferred tax assets are not more likely than not to be realized, an increase in the related valuation allowance could result in a material income tax expense in the period such determination is made.
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
Business Combinations
The allocation of the purchase price in a business combination requires management to make significant estimates in determining the fair value of acquired assets and assumed liabilities, especially with respect to intangible assets. The excess of the purchase price over these estimated fair values is recorded to goodwill. Estimated fair values of acquired assets and assumed liabilities that are separately identifiable from goodwill are generally based on available historical information, future expectations, available market data, and assumptions determined to be reasonable, but inherently uncertain, with respect to future events, including economic conditions, competition, technological obsolescence, the useful life of the acquired assets, and other factors.
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
See “Note 2. Basis of Presentation and Summary of Significant Accounting Policies—Business Combinations” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a detailed description of business combinations.
Stock-Based Compensation
We measure all share-based payments, including grants of options to purchase common stock and the issuance of restricted stock or restricted stock units to employees, service providers and board members, using the fair-value at grant date. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized on our consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period. We value restricted stock and restricted stock units at the closing price of our common stock on the grant date. We value stock option awards using the Black-Scholes option-pricing model. For the years ended December 31, 2022, 2021, and 2020 stock-based compensation awards consisted primarily of restricted stock and restricted stock units.
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
Goodwill and Other Intangibles
Goodwill
We assess Goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the Carrying Value (or GAAP basis book value) of our Company to exceed the estimated fair value of our Company. The Company adopted ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment during the first quarter of 2018.

As we operate as one reporting unit, the Goodwill impairment evaluation is performed at the consolidated entity level by comparing the estimated fair value of the Company to its Carrying Value. We first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its Carrying Value. Based on the qualitative assessment, if it is determined that it is more likely than not that the Company's fair value is less than its Carrying Value, then we perform a quantitative analysis using a fair-value-based approach to determine if the fair value of our reporting unit is less than its Carrying Value. See “Note 5. Goodwill and Other Intangible Assets” for more information regarding our fourth quarter 2022 Goodwill impairment.

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
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, refer to “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in “Part II—Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. The statement of operations impact is mitigated by having an offsetting liability in deferred revenue to partially or completely offset against the outstanding receivable if an account should become uncollectible. Our cash balances are kept in customary operating accounts, a portion of which are insured by the Federal Deposit Insurance Corporation, and uninsured money market accounts. The majority of our cash balances are with top tier banks held in investment grade money market accounts and short term US treasury bills. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We also have not used, nor do we intend to use, derivatives for trading or speculative purposes.
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
In conjunction with entering into our $350 million, 7 year, term Credit Facility, and subsequent entry into an additional $190 million 2019 Incremental Term Loan under the Credit Facility, we entered into interest rate hedge instruments for the full 7 year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our $60 million, 5 year, term Revolver remains floating. As of December 31, 2022, we had an outstanding debt balance of $522.5 million under our Credit Facility. As there was no debt outstanding under our Revolver as of December 31, 2022, a hypothetical change of 100 basis points would result in no change to interest expense.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, British pounds, Canadian dollars, Indian Rupees, Euros and Israeli New Shekels, and in the future, as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $7.5 million for the year ended December 31, 2022. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
The non-financial assets and liabilities of our foreign subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive loss. In addition, we have intercompany loans that were used to fund the acquisition of foreign subsidiaries. Due to the long-term nature of these loans, the foreign currency gains (losses) resulting from remeasurement are recognized as a component of accumulated other comprehensive loss.

Item 8.    Financial Statements and Supplementary Data
UPLAND SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Upland Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Upland Software, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023, expressed an unqualified opinion thereon.

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
Measurement of Income Tax Provision
Description of the Matter	As more fully described in Notes 2 and 6 to the consolidated financial statements, the Company operates in domestic and international markets and is subject to tax law in the U.S., U.K., and other foreign tax jurisdictions. The income tax provision is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction. The Company’s accounting for income taxes involves the application of complex and changing tax laws, regulations, and case law in multiple jurisdictions as it relates to non-routine transactions such as acquisitions. The Company utilizes judgment in the interpretation of tax laws, regulations, and case law as they apply to its tax positions. For the year ended December 31, 2022, income tax benefit was $1.7 million.
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
Evaluation of goodwill for impairment
Description of the Matter	At December 31, 2022, the Company’s goodwill balance was $477 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested at least annually for impairment and more frequently when indicators of impairment are identified. Estimating fair values in connection with this impairment evaluation involves the utilization of the discounted cash flow and guideline public company approaches. As described in Note 5 to the consolidated financial statements, the Company recorded a goodwill impairment charge of $12.5 million during the year ended December 31, 2022.

Auditing management’s goodwill impairment assessment was complex and required auditor judgment because the estimation of fair values involves subjective management assumptions, including estimation of future cash flows, the long-term rate of growth for the Company’s business and weighted average cost of capital. Assumptions used in these valuation models are forward-looking, and changes in these assumptions can have a material effect on the determination of fair value.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of certain controls over the Company’s impairment assessment process, including controls over management’s review of the valuation models and its determination of the significant assumptions described above.
To test the Company’s impairment evaluation, our audit procedures included, among others, assessing the valuation methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its evaluation. For example, we compared the significant assumptions to current industry, market, and economic trends, to historical results of the Company and to other guideline companies within the same industry. We also performed independent sensitivity analyses to evaluate the changes in the fair value of the reporting unit that would result from changes in the significant assumptions. We involved our valuation specialists to assist in evaluating the methodologies and auditing the significant assumptions used to calculate the estimated fair values.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.
Austin, Texas
February 28, 2023

Upland Software, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$248,653	$189,158
Accounts receivable, net of allowance for credit losses	47,594	50,499
Deferred commissions, current	10,961	9,824
Unbilled receivables	5,313	4,801
Prepaid expenses and other current assets	8,774	8,709
Total current assets	321,295	262,991
Tax credits receivable	2,411	3,345
Property and equipment, net	1,830	2,667
Operating lease right-of-use asset	5,719	6,454
Intangible assets, net	248,851	279,920
Goodwill	477,043	457,472
Deferred commissions, noncurrent	13,794	14,808
Interest rate swap assets	41,168	—
Other assets	1,348	1,350
Total assets	$1,113,459	$1,029,007

(in thousands, except share and per share amounts)	December 31,
	2022	2021
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,939	$20,362
Accrued compensation	7,393	9,829
Accrued expenses and other current liabilities	10,644	9,086
Deferred revenue	106,465	102,847
Liabilities due to sellers of businesses	5,429	7,607
Operating lease liabilities, current	3,205	3,546
Current maturities of notes payable (includes unamortized discount of $2,264 and $2,233 at December 31, 2022 and December 31, 2021, respectively)	3,136	3,167
Total current liabilities	151,211	156,444
Notes payable, less current maturities (includes unamortized discount of $5,203 and $7,287 at December 31, 2022 and December 31, 2021, respectively)	511,847	515,163
Deferred revenue, noncurrent	4,707	2,058
Operating lease liabilities, noncurrent	4,947	6,773
Noncurrent deferred tax liability, net	18,416	22,793
Interest rate swap liabilities	—	8,409
Other long-term liabilities	1,170	1,079
Total liabilities	692,298	712,719
Series A Convertible Preferred stock, 0.0001 par value; 5,000,000 shares authorized: 115,000 shares issued and outstanding as of December 31, 2022; no shares issued and outstanding as of December 31, 2021, respectively.	112,291	—
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 32,221,855 and 31,096,548 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)	3	3
Additional paid-in capital	606,755	568,384
Accumulated other comprehensive income (loss)	11,110	(11,514)
Accumulated deficit	(308,998)	(240,585)
Total stockholders’ equity	308,870	316,288
Total liabilities, convertible preferred stock and stockholders’ equity	$1,113,459	$1,029,007

See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Operations

(in thousands, except share and per share amounts)	Year Ended December 31,
	2022	2021	2020
Revenue:
Subscription and support	$297,887	$287,621	$277,504
Perpetual license	6,948	2,150	1,884
Total product revenue	304,835	289,771	279,388
Professional services	12,468	12,245	12,390
Total revenue	317,303	302,016	291,778
Cost of revenue:
Subscription and support	93,948	92,168	89,880
Professional services	9,793	7,285	8,566
Total cost of revenue	103,741	99,453	98,446
Gross profit	213,562	202,563	193,332
Operating expenses:
Sales and marketing	59,416	55,097	46,077
Research and development	46,187	42,693	39,002
General and administrative	70,462	76,901	68,072
Depreciation and amortization	43,669	41,315	36,919
Acquisition-related expenses	21,556	21,234	27,075
Impairment of goodwill	12,500	—	—
Total operating expenses	253,790	237,240	217,145
Loss from operations	(40,228)	(34,677)	(23,813)
Other expense:
Interest expense, net	(29,145)	(31,626)	(31,529)
Other expense, net	(781)	(253)	(111)
Total other expense	(29,926)	(31,879)	(31,640)
Loss before benefit from income taxes	(70,154)	(66,556)	(55,453)
Benefit from income taxes	1,741	8,344	4,234
Net loss	$(68,413)	$(58,212)	$(51,219)
Preferred stock dividends	(1,846)	—	—
Net loss attributable to common shareholders	$(70,259)	$(58,212)	$(51,219)
Net loss per common share:
Net loss per common share, basic and diluted	$(2.23)	$(1.92)	$(1.92)
Weighted-average common shares outstanding, basic and diluted	31,528,881	30,295,769	26,632,116

See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Comprehensive Loss

(in thousands)	Year Ended December 31,
	2022	2021	2020
Net loss	$(68,413)	$(58,212)	$(51,219)
Other comprehensive income (loss):
Foreign currency gain (loss) translation adjustment	(16,975)	(6,301)	5,173
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	(9,978)	(602)	2,271
Unrealized gain (loss) on interest rate swaps	49,577	21,623	(32,455)
Other comprehensive income (loss):	$22,624	$14,720	$(25,011)
Comprehensive loss	$(45,789)	$(43,492)	$(76,230)

See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Equity
(in thousands, except share amount)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	—	25,250,120	$3	$345,127	$(1,223)	$(131,046)	$212,861
Issuance of stock under Company plans, net of shares withheld for tax	—	—	711,994	—	(1,673)	—	—	(1,673)
Issuance of stock, net of issuance costs	—	—	4,025,000	—	130,073	—	—	130,073
Stock-based compensation	—	—	—	—	41,692	—	—	41,692
Cumulative adjustment related to adoption of accounting standard	—	—	—	—	—	—	(108)	(108)
Foreign currency translation adjustment	—	—	—	—	—	5,173	—	5,173
Unrealized translation gain on foreign currency denominated intercompany loans	—	—	—	—	—	2,271	—	2,271
Unrealized loss on interest rate swaps	—	—	—	—	—	(32,455)	—	(32,455)
Net loss	—	—	—	—	—	—	(51,219)	(51,219)
Balance at December 31, 2020	—	$—	29,987,114	$3	$515,219	$(26,234)	$(182,373)	$306,615
Issuance of stock under Company plans, net of shares withheld for tax	—	—	1,109,434	—	(708)	—	—	(708)
Stock-based compensation	—	—	—	—	53,873	—	—	53,873
Foreign currency translation adjustment	—	—	—	—	—	(6,301)	—	(6,301)
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	—	—	(602)	—	(602)
Unrealized gain on interest rate swaps	—	—	—	—	—	21,623	—	21,623
Net loss	—	—	—	—	—	—	(58,212)	(58,212)
Balance at December 31, 2021	—	$—	31,096,548	$3	$568,384	$(11,514)	$(240,585)	$316,288
Issuance of Convertible Preferred Stock	115,000	110,445	—	—	—	—	—	—
Dividends accrued - Convertible Preferred Stock	—	1,846	—	—	(1,846)	—	—	(1,846)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	1,125,307	—	(1,385)	—	—	(1,385)
Stock-based compensation	—	—	—	—	41,602	—	—	41,602
Foreign currency translation adjustment	—	—	—	—	—	(16,975)	—	(16,975)
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—	—	—	—	(9,978)	—	(9,978)
Unrealized gain on interest rate swaps	—	—	—	—	—	49,577	—	49,577
Net loss	—	—	—	—	—	—	(68,413)	(68,413)
Balance at December 31, 2022	115,000	$112,291	32,221,855	$3	$606,755	$11,110	$(308,998)	$308,870

See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(68,413)	$(58,212)	$(51,219)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,146	52,928	47,164
Change in fair value of liabilities due to sellers of businesses	(75)	(4,510)	(340)
Deferred income taxes	(7,075)	(11,179)	(7,533)
Amortization of deferred costs	12,198	8,948	4,684
Foreign currency re-measurement loss	(12)	25	272
Non-cash interest and other expense	2,256	2,249	2,233
Non-cash stock compensation expense	41,602	53,873	41,692
Non-cash loss on impairment of goodwill	12,500	—	—
Non-cash loss on retirement of fixed assets	79	—	635
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	9,691	(1,665)	10,355
Prepaid expenses and other current assets	(2,741)	(7,499)	(8,582)
Accounts payable	(7,175)	10,865	(3,081)
Accrued expenses and other liabilities	(14,013)	(9,660)	(7,485)
Deferred revenue	(4,989)	5,575	6,825
Net cash provided by operating activities	29,979	41,738	35,620
Investing activities
Purchase of property and equipment	(866)	(1,115)	(1,114)
Purchase of customer relationships	—	—	(201)
Purchase business combinations, net of cash acquired	(62,356)	(92,417)	(67,655)
Net cash used in investing activities	(63,222)	(93,532)	(68,970)
Financing activities
Payments on finance leases	—	(12)	(88)
Proceeds from notes payable, net of issuance costs	(203)	(122)	(303)
Payments on notes payable	(5,400)	(5,400)	(5,400)
Issuance of Series A Convertible Preferred stock, net of issuance costs	110,445	—	—
Taxes paid related to net share settlement of equity awards	(1,576)	(982)	(2,139)
Issuance of common stock, net of issuance costs	191	274	130,539
Additional consideration paid to sellers of businesses	(9,306)	(1,938)	(14,710)
Net cash provided by (used in) financing activities	94,151	(8,180)	107,899
Effect of exchange rate fluctuations on cash	(1,413)	(897)	456
Change in cash and cash equivalents	59,495	(60,871)	75,005
Cash and cash equivalents, beginning of period	189,158	250,029	175,024
Cash and cash equivalents, end of period	$248,653	$189,158	$250,029
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$29,120	$29,427	$29,919
Cash paid for taxes	$3,876	$2,846	$3,185
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$8,126	$11,670	$(4,893)

See accompanying notes.

Upland Software, Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Upland Software, Inc. (“Upland,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a provider of cloud-based software that enables organizations to plan, manage and execute projects and work. Upland’s cloud offerings address a broad range of software needs, from strategic planning to task execution in the following functional areas: Sales, Marketing, Contact Center, Knowledge Management, Project Management, Information Technology, Business Operations, and Human Resources and Legal.
To support continued growth, Upland intends to pursue acquisitions within its cloud offerings of complementary technologies and businesses. Upland expects that this will expand its product offerings, customer base and market access, resulting in increased benefits of scale. Consistent with Upland’s growth strategy, Upland has made a total of 31 acquisitions in the 11 years ending December 31, 2022.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in the Company’s accounting policies since December 31, 2021.
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
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of February 28, 2023, the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
The following table presents the changes in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$1,107	$1,465	$1,238
Cumulative adjustment related to adoption of ASU 2016-13	—	—	108
Provision for credit losses	556	694	1,115
Writeoffs, net of recoveries and other	(505)	(1,052)	(996)
Balance at end of year	$1,158	$1,107	$1,465
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues or more than 10% of accounts receivable in the years ended December 31, 2022, 2021 or 2020.
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
Goodwill and Other Intangibles
We assess Goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the Carrying Value (or GAAP basis book value) of our Company to exceed the estimated fair value of our Company. The Company adopted ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment during the first quarter of 2018.
As we operate as one reporting unit, the Goodwill impairment evaluation is performed at the consolidated entity level by comparing the estimated fair value of the Company to its Carrying Value. We first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its Carrying Value. Based on the qualitative assessment, if it is determined that it is more likely than not that the Company's fair value is less than its Carrying Value, then we perform a quantitative analysis using a fair-value-based approach to determine if the fair value of our reporting unit is less than its Carrying Value. See “Note 5. Goodwill and Other Intangible Assets” for more information regarding our fourth quarter 2022 Goodwill impairment.

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

Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine whether impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or net realizable value. No indicators of impairment were identified during the years ended December 31, 2022, 2021 or 2020.

Software Development Costs
Software development costs are expensed as incurred until the point the Company establishes technological feasibility. Technological feasibility is established upon the completion of a working model. Costs incurred by the Company between establishment of technological feasibility and the point at which the product is ready for general release are capitalized, subject to their recoverability, and amortized over the economic life of the related products. Because the Company believes its current process for developing its software products essentially results in the completion of a working product concurrent with the establishment of technological feasibility, no software development costs have been capitalized to date. There were no software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed. Software development costs associated with internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Eligible internal and external costs associated with significant upgrades and enhancements incurred during the application development stage are capitalized as property and equipment. During the years ended December 31, 2022, 2021 or 2020, there were no internal use software development costs capitalized under ASC 350-40, Internal-Use Software.
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
As of December 31, 2022 and 2021, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were $0.1 million and $0.3 million, respectively. These costs related primarily to the implementation of a new ERP system. These capitalized implementation costs will be amortized over the expected term of the arrangement and are amortized in the same line item on our consolidated statements of operations as the expense for fees for the associated hosting arrangement.
Debt Issuance Costs
The Company capitalizes underwriting, legal, and other direct costs incurred related to the issuance of debt, which are recorded as a direct deduction from the carrying amount of the related debt liability and amortized to interest expense, net over the term of the related debt using the effective interest rate method. Upon the extinguishment of the related debt, any unamortized capitalized debt issuance costs are recorded to Interest expense, net on our consolidated statement of operations. In 2022 and 2021, the Company had no write offs of debt issuance costs.
Derivatives
The Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively converted the entire balance of the Company's $540 million original principal term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7 year term of the debt. ASC 815, Derivatives and Hedging, requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship under the hypothetical derivative method and noted that all of the critical terms of the hypothetical derivative and hedging instrument were the same. The hedging relationship continues to limit the Company’s exposure to the variability in interest rates under the Company’s term loans and related cash outflows. As such, the Company has deemed this hedging relationship as highly effective in offsetting cash flows attributable to hedged risk (variability in forecasted monthly interest payments) for the term of the term loans and interest rate swap agreements. All derivative financial instruments are recorded at fair value as a net asset or liability on our consolidated balance sheets. As of December 31, 2022, the fair value of interest rate swaps included in Interest rate swap assets on our consolidated balance sheets was $41.2 million. As of December 31, 2021, the fair value of interest rate swaps included in Interest rate swap liabilities was $8.4 million.
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
Preferred Stock
In August 2022, the Company closed on the issuance and sale of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Company issued 115,000 shares of Series A Preferred Stock, par value $0.0001 per share, at a price of $1,000 per share, for an initial investment amount of $115.0 million. Pursuant to the Certification of Designation, cumulative preferred dividends accrue quarterly on the Series A Preferred Stock at a rate of (i) 4.5% per annum until but excluding the seven year anniversary of the closing, and (ii) 7% per annum on and after the seven year anniversary of the closing. See “Note 12. Series A Preferred Stock—Series A Convertible Preferred Stock” for further details.

The Series A Preferred Stock and cumulative preferred dividends, net of preferred issuance costs, is presented as Mezzanine Equity of $112.3 million as of December 31, 2022 in the Company’s consolidated balance sheets. The Series A Preferred Stock is classified as Mezzanine Equity because it is redeemable at the option of its holders (upon a deemed liquidation event as defined in “Note 12. Series A Preferred Stock—Series A Convertible Preferred Stock—Deemed Liquidation Event Redemption”) and has a condition for redemption that is not solely within the control of the issuer.

Revenue Recognition
Refer to “Note 14 Revenue Recognition” for a detailed discussion of accounting policies related to revenue recognition, including deferred revenue and deferred commissions.
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
Customer Relationship Acquisition Costs
Costs associated with the acquisition or origination of customer relationships are capitalized as customer relationship assets as incurred and amortized over the estimated life of the customer relationship. Refer to “Note 14. Revenue Recognition” for further discussion regarding deferred commissions.

Advertising Costs
Advertising costs are expensed in the period incurred. Advertising expenses were $0.8 million, $0.9 million and $0.1 million for the years ended December 31, 2022, 2021 or 2020, respectively. Advertising costs are recorded in Sales and marketing expenses on our consolidated statement of operations.
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
Stock-Based Compensation
We measure all share-based payments, including grants of options to purchase common stock and the issuance of restricted stock or restricted stock units to employees, service providers and board members, using the fair-value at grant date. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized on our consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period. We value restricted stock and restricted stock units at the closing price of our common stock on the grant date. We value stock option awards using the Black-Scholes option-pricing model. For the years ended December 31, 2022, 2021 and 2020, stock-based compensation awards consisted primarily of restricted stock and restricted stock units.
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

Significant assumptions used in the Monte Carlo simulation model for the PRSUs granted during the year ended December 31, 2022 and 2021 are as follows.

	Year Ended December 31,
	2022	2021
Expected volatility	49.5%	53.6%
Risk-free interest rate	0.7%	0.1%
Remaining performance period (in years)	1.46	1.35
Dividend yield	—	—
Comprehensive Loss
The Company utilizes the guidance in ASC 220, Income Statement—Reporting Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments for subsidiaries with functional currencies other than the United States dollar (“USD”), unrealized translation gains (losses) on foreign currency denominated intercompany loans, and unrealized gains (losses) on interest rate swaps. Refer to “Note 13. Stockholders' Equity—Accumulated Other Comprehensive Income (Loss)” for further discussion of the components of accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 or 2020.
Foreign Currency Transactions
The functional currency of our foreign subsidiaries are generally the local currencies. Results of operations for foreign subsidiaries are translated into USD using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded as a separate component of the Company’s consolidated statements of stockholders' equity in accumulated other comprehensive income (loss). Assets and liabilities denominated in currencies other than the functional currency are remeasured using the current exchange rate for monetary accounts and historical exchange rates for non-monetary accounts, with exchange differences on remeasurement included in other expense, net in the accompanying statements of operations. For the year ended December 31, 2022, net losses related to remeasurement of foreign currency transactions of $1.0 million were recorded in Other expense, net on our consolidated statements of operations. For the years ended December 31, 2021 and 2020, net gains of $48.6 thousand and $0.2 million, respectively, were recorded in Other expense, net on our consolidated statements of operations.
We have foreign currency denominated intercompany loans that were used to fund the acquisition of foreign subsidiaries. Due to the long-term nature of the loans, the foreign currency gains (losses) resulting from remeasurement are recognized as a separate component of the Company’s consolidated statements of stockholders' equity in accumulated other comprehensive loss. During the year ended December 31, 2020, the balances of these intercompany loans were converted to USD. During the years ended December 31, 2022, 2021 and 2020, a translation loss of $10.0 million, loss of $0.6 million, and gain of $2.3 million, respectively, were recognized as a component of accumulated other comprehensive loss in the Company’s statements of stockholders’ equity, related to long-term intercompany loans.

Recent Accounting Pronouncements
Recently issued accounting pronouncements - Adopted
In August 2020, the Financial Standards Accounting Board (“FASB”) issued accounting standards update ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (the “ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company adopted this guidance in the first quarter of fiscal 2022 with an immaterial impact to the consolidated financial statements.

Recently issued accounting pronouncements - Not yet adopted
In March 2020, the FASB issued Accounting Standards Update ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We will adopt Topic 848 when our relevant contracts are modified upon transition to alternative reference rates. We do not expect our adoption of Topic 848 to have a material impact on our consolidated financial statements.
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
2022 Acquisitions
Acquisitions completed during the year ended December 31, 2022 include the following:

•BA Insight - On February 22, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of BA Insight Inc., (“BA Insight”), a cloud-based enterprise knowledge management solution. Revenues recorded since the acquisition date through December 31, 2022 were approximately $7.6 million.
•Objectif Lune - On January 07, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Objectif Lune Inc., a Quebec proprietary company (“Objectif Lune”), cloud-based document workflow product. Revenues recorded since the acquisition date through December 31, 2022 were approximately $20.9 million.
We determined that disclosing the amount of BA Insight and Objectif Lune related earnings included in the consolidated statements of operations is impracticable, as certain operations of BA Insight and Objectif Lune were integrated into the operations of the Company from the date of acquisition.
2021 Acquisitions
The acquisition completed during the year ended December 31, 2021 include the following:
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
2020 Acquisitions
The acquisition completed during the year ended December 31, 2020 include the following:
•Localytics - On February 6, 2020, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Char Software, Inc (dba Localytics), a Delaware corporation (“Localytics”), a provider of mobile app personalization and analytics solution.
Consideration
The following table summarizes the consideration transferred for the acquisitions described above (in thousands):

	BA Insight	Objectif Lune	Panviva	BlueVenn	Second Street	Localytics
Cash	$33,355	$29,750	$19,931	$53,535	$25,436	$67,655
Holdback(1)	645	5,250	3,517	2,429	5,000	345
Contingent consideration(2)	—	—	—	2,535	1,650	1,000
Working capital and other adjustments (3)	1,587	644	379	(537)	(1,365)	(5,238)
Total consideration	$35,587	$35,644	$23,827	$57,962	$30,721	$63,762
(1)Represents cash holdbacks subject to indemnification claims that are payable 12 months from closing for Objectif Lune, Panviva, Second Street and Localytics, 15 months following closing for BA Insight and 18 months following the closing of BlueVenn.
(2)Represents the acquisition date fair value of anticipated earnout payments which are based on the estimated probability of attainment of the underlying future performance-based conditions at the time of acquisition. The maximum potential payout for the BlueVenn, Second Street and Localytics were $21.7 million, $3.0 million and $1.0 million, respectively. As of March 31, 2022, the earnout payments for BlueVenn and Second Street were finalized resulting in no payments made. The earnout for Localytics was paid in full during the year ended December 31, 2020 based on an ending fair value of $1.0 million. Refer to “Note 4. Fair Value Measurements” for further discussion regarding the calculation of fair value of acquisition related earnouts and subsequent payouts.

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

Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting, and has recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The purchase accounting for the 2022 acquisition of Objectif Lune is preliminary as the Company has not finalized the overall impact of this acquisition. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management expects to complete the purchase accounting for Objectif Lune no later than the first quarter of 2023.
The following condensed table presents the finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions closed in 2021 and 2022 (in thousands):

	Final	Preliminary	Final
	BA Insight	Objectif Lune	Panviva	BlueVenn	Second Street
Year Acquired	2022	2022	2021	2021	2021

Cash	$4	$745	$132	$1,115	$—
Accounts receivable	2,466	5,677	2,122	1,289	1,105
Other current assets	4,080	7,183	4,985	2,002	89
Operating lease right-of-use asset	110	1,905	197	1,357	489
Property and equipment	3	248	26	611	156
Customer relationships	10,500	17,717	9,757	18,888	14,600
Trade name	150	362	76	238	200
Technology	2,000	5,512	2,194	4,337	3,400
Favorable leases	—	291	—	—	—
Goodwill	25,495	23,382	16,604	44,892	16,586
Other assets	25	744	33	24	13
Total assets acquired	44,833	63,766	36,126	74,753	36,638
Accounts payable	(236)	(2,001)	(1,257)	(2,772)	(230)
Accrued expense and other	(4,083)	(9,431)	(5,053)	(2,429)	(378)
Deferred tax liabilities	—	(5,938)	(2,395)	(3,640)	(4,320)
Deferred revenue	(4,817)	(8,847)	(3,397)	(6,593)	(500)
Operating lease liabilities	(110)	(1,905)	(197)	(1,357)	(489)
Total liabilities assumed	(9,246)	(28,122)	(12,299)	(16,791)	(5,917)
Total consideration	$35,587	$35,644	$23,827	$57,962	$30,721
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

The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the years ended December 31, 2022 and 2021 (in years):

	Useful Life
	December 31, 2022	December 31, 2021
Customer relationships	7.0	7.0
Trade name	2.0	2.0
Developed technology	6.2	5.0
Favorable Leases	6.3	0.0
Total weighted-average useful life	6.8	6.6
During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to management’s estimates and assumptions. The change in the preliminary acquisition-date fair value of assets and liabilities for BlueVenn and Panviva during the year ended December 31, 2021 was related primarily to an increase in identified intangible assets. The change in the preliminary acquisition-date fair value of assets and liabilities during the year ended December 31, 2022 for Objectif Lune was related primarily to an increase in identified intangible assets. We expect to finalize our analysis of certain tax-related considerations during the first quarter of 2023.
The goodwill of $127.0 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes related to the above acquisitions was $6.6 million.
Total transaction costs incurred with respect to acquisition activity in the years ended December 31, 2022, 2021 and 2020 were $4.6 million, $6.6 million and $4.3 million, respectively. These costs are included in Acquisition-related expenses on our consolidated statement of operations.
Other Acquisitions and Divestitures
From time to time we may purchase or sell customer relationships that meet certain criteria. We had no purchase or sale of customer relationships during the years ended December 31, 2022 and 2021.
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
As of December 31, 2022, the Company had no contingent accrued earnout business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. As of December 31, 2021, the Company had contingent accrued earnout business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted, if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels or changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. Any gain (loss) related to subsequent changes in the fair value of contingent consideration is recorded in Acquisition-related expense or Other income (expense), net on our consolidated statements of operations based on management's assessment of the nature of the liability. Earnout consideration liabilities are included in Liabilities due to sellers of businesses on our consolidated balance sheets.
In connection with entering into, and expanding, the Company's credit facility, as discussed further in “Note 7. Debt”, the Company entered into interest rate swaps for the full 7 year term of the Company’s term loans, effectively fixing our interest rate at 5.4% for the full value of the Company’s term loans. The fair value of this swap is measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2. As of December 31, 2022, the fair value of the interest rate swaps is included in the “Interest rate swap assets” section compared to December 31, 2021 in which the fair value of the interest rate swaps included in the liabilities section on the Company's consolidated balance sheets.

On February 21, 2023, the Company entered into an amendment to its Credit Facility. The amendment amended the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”). See “Note 18. Subsequent Events” for further details.
Liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$172,849	$—	$—	$172,849
Interest rate swap asset	$—	$41,168	$—	$41,168
	$172,849	$41,168	$—	$214,017

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap liability	$—	$8,409	$—	$8,409

The following table presents additional information about earnout consideration liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value:

	December 31,
	2022	2021
Beginning balance	$—	$—

Remeasurement adjustments:
(Gain) loss included in earnings	—	(4,169)
Foreign currency translation adjustments	—	(16)

Acquisitions and settlements:
Acquisitions	—	4,185
Settlements	—	—
Ending balance	$—	$—
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
Debt
The Company believes the carrying value of its long-term debt at December 31, 2022 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company. The estimated fair value and carrying value of the Company's debt, before debt discount, at December 31, 2022 and December 31, 2021 are $522.5 million and $527.9 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.

5. Goodwill and Other Intangible Assets
Changes in the Company’s Goodwill balance for each of the two years in the period ended December 31, 2022 are summarized in the table below (in thousands):

Goodwill Adjustments
Balance at December 31, 2020	$383,598
Acquired in business combinations	85,102
Adjustment related to finalization of business combinations	(7,266)
Foreign currency translation adjustment	(3,962)
Balance at December 31, 2021	$457,472
Acquired in business combinations	48,768
Adjustment related to prior year business combinations	1,466
Adjustment related to finalization of current year business combinations	109
Impairment of goodwill(1)	(12,500)
Foreign currency translation adjustment and other	(18,272)
Balance at December 31, 2022	$477,043
(1)Refer to discussion herein and in Note 2. Basis of Presentation and Summary of Significant Accounting Policies—Goodwill and Other Intangibles.
We performed the annual goodwill impairment test and did not identify an impairment. As a result of the decline of our stock price impacting our market capitalization during the quarter ended December 31, 2022, we performed a quantitative impairment evaluation as of December 31, 2022, which resulted in a Goodwill impairment of $12.5 million. This quantitative goodwill impairment analysis applied two methodologies to estimate the Company’s fair value which were: a) a discounted cash flow method and b) a guideline public company method. The two methods generated similar results and indicated that the fair value of the Company was less than its carrying value. The discounted cash flow method requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, and determination of our weighted average cost of capital. Under the guideline public company method, we estimate fair value based on a market multiple of revenues and earnings derived for comparable publicly traded companies with similar operating characteristics as the Company. We did not record a goodwill impairment charge for the years ended December 31, 2021 or 2020.

Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets and developed technology that the Company recorded as part of its business acquisitions purchases and from acquisitions of customer relationships. The following is a summary of the Company’s Intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2022
Customer relationships	1-10	$372,162	$162,995	$209,167
Trade name	1.5-10	9,837	6,728	3,109
Developed technology	4-9	92,585	56,240	36,345
Favorable leases	6.3	$273	$43	$230
Total intangible assets		$474,857	$226,006	$248,851

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2021
Customer relationships	1-10	$358,943	$126,329	$232,614
Trade name	1.5-10	9,714	5,752	3,962
Developed technology	4-9	88,548	45,204	43,344
Non-compete agreements	3	1,148	1,148	—
Total intangible assets		$458,353	$178,433	$279,920

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life.
Total amortization expense was $54.6 million, $50.9 million, and $44.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. There were no material changes in the useful life of our intangible assets during the years ended December 31, 2022, 2021 and 2020. During the fourth quarter of 2022, the Company reduced the estimated useful life for certain product offerings, which will result in higher estimated amortization expense in 2023.

No impairment of intangible assets were recorded during the years ended December 31, 2022, 2021 and 2020.
As of December 31, 2022, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Year ending December 31:	Amortization Expense
2023	71,825
2024	55,798
2025	34,823
2026	32,606
2027	28,373
Thereafter	$25,426
Total	$248,851

6. Income Taxes
The Company's loss from continuing operations before income taxes for the year ended December 31, was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Loss before provision for income taxes:
United States	$(40,818)	$(53,981)	$(43,851)
Foreign	(29,336)	(12,575)	(11,602)
	$(70,154)	$(66,556)	$(55,453)
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$—	$—	$—
State	971	363	402
Foreign	4,776	2,349	2,449
Total Current	$5,747	$2,712	$2,851

Deferred
Federal	$84	$(5,180)	$(2,275)
State	1,062	(1,033)	(137)
Foreign	(8,634)	(4,843)	(4,673)
Total Deferred	(7,488)	(11,056)	(7,085)
(Benefit from) provision for income taxes	$(1,741)	$(8,344)	$(4,234)
As of December 31, 2022 the Company had total net operating loss carryforwards of approximately $357.8 million consisting of $301.6 million and $56.1 million related to the U.S federal and foreign net operating loss carryforwards, respectively. In addition, as of December 31, 2022, the Company had research and development credit carryforwards of approximately $4.1 million. The U.S. federal net operating loss and credit carryforwards will expire beginning in 2023, if not utilized. Utilization of the U.S. federal net operating losses and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation will result in the expiration of approximately $155.0 million of U.S. federal net operating losses and $4.1 million of credit carryforwards before utilization.$50.3 million of foreign net operating loss carryforwards carry forward indefinitely, and the remainder will expire beginning in 2041.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

	As of December 31,
	2022	2021	2020
Deferred tax assets:
Accrued expenses and allowances	$1,640	$2,197	$2,095
Deferred revenue	608	536	613
Stock compensation	612	1,558	1,151
Net operating loss and tax credit carryforwards	52,149	53,388	53,157
Disallowed interest expense carryforwards	17,181	15,654	11,599
Capital expenses	295	321	286
Tax credit carryforwards	348	—	600
Lease liability	2,139	2,340	3,054
Unrealized losses	—	1,974	7,617
Research and development expenses	6,243	—	—
Other	461	638	658
Valuation allowance	(20,482)	(28,627)	(35,701)
Net deferred tax assets	$61,194	$49,979	$45,129

Deferred tax liabilities:
Prepaid expenses	$(161)	$(272)	$(260)
Intangible assets	(54,153)	(59,092)	(56,541)
Goodwill	(7,382)	(6,570)	(5,954)
Tax credit carryforwards	—	(99)	—
Right of use asset	(1,504)	(1,330)	(2,597)
Unrealized gains	(10,705)	—	—
Deferred commissions	(5,705)	(5,409)	(3,869)
Net deferred tax liabilities	$(79,610)	$(72,772)	$(69,221)
Net deferred taxes	$(18,416)	$(22,793)	$(24,092)
Due to the uncertainty surrounding the timing of realizing the benefits of its domestic favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its domestic net deferred tax assets, exclusive of goodwill. During the years ended December 31, 2022 and 2021, the valuation allowance decreased by approximately $8.1 million and $7.1 million, respectively. The valuation allowance for the year ended December 31, 2022 decreased by approximately $13.0 million due to the tax effect of items recorded in other comprehensive income with the remaining increase of approximately $4.9 million related primarily to current operations. The valuation allowance for the year ended December 31, 2021 decreased by approximately $5.7 million due to the tax effect of items recorded in other comprehensive income and approximately $6.4 million due to acquired net deferred tax liabilities as a result of domestic business combinations, which was recorded as an income tax benefit, which is partially offset with the remaining increase of approximately $5.0 million related primarily to current operations.
At December 31, 2022, we did not provide deferred income taxes on temporary differences resulting from earnings of certain foreign subsidiaries which are indefinitely reinvested. The reversal of these temporary differences could result in additional tax; however, it is not practicable to estimate the amount of any unrecognized deferred income tax liabilities at this time. Deferred income taxes are provided as necessary with respect to earnings that are not indefinitely reinvested.

The Company’s provision for income taxes differs from the expected tax expense (benefit) computed by applying the statutory federal income tax rate to income before taxes due to the following:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.2)%	1.5%	1.6%
Tax credits	0.6%	0.6%	(0.1)%
Effect of foreign operations	0.1%	(0.6)%	(1.1)%
Stock compensation	(9.5)%	(5.4)%	(0.3)%
Disallowed excess executive compensation	(0.6)%	(5.3)%	(4.0)%
Goodwill impairment	(3.6)%	—%	—%
Permanent items and other	(0.5)%	0.1%	(0.7)%
Change in valuation allowance	(6.9)%	1.1%	(8.8)%
Change in tax rates	2.1%	(2.6)%	—%
Australia tax basis uplift	—%	2.1%	—%
	2.5%	12.5%	7.6%
Under ASC 740-10, Income Taxes - Overall, the Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. The Company has determined it has the following unrecognized assets or liabilities related to uncertain tax positions as of December 31, 2022. It is reasonably possible that a reduction of $0.8 million of unrecognized tax benefits may occur within the next 12 months due to the expiration of statutes of limitation, affecting our net income tax provision and therefore benefit the resulting tax rate. The actual amount could vary depending on any actual settlement prior to the expiration of statutes of limitation. To the extent the Company is required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability, (in thousands).

Balance at December 31, 2020	$610
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	162
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2021	$772
Additional based on tax positions related to the current year	—
Additions for tax positions of prior years	45
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2022	$817
If the Company were to recognize unrecognized tax benefits as of December 31, 2022, $0.8 million would impact the effective tax rate. The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022, the Company had accrued $0.4 million of interest or penalties related to uncertain tax positions, which is reasonably possible to reverse in the next 12 months.
The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2018 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2017.  The Company is not currently under audit for federal, state or any foreign jurisdictions. US operating losses generated in years prior to 2018 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

7. Debt
Long-term debt consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31,
	2022	2021
Senior secured loans (includes unamortized discount of $7,467 and $9,520 based on an imputed interest rate of 5.8% and 5.8%, at December 31, 2022 and December 31, 2021, respectively)	$514,983	$518,330
Less current maturities	(3,136)	(3,167)
Total long-term debt	$511,847	$515,163
Credit Facility
On August 6, 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of December 31, 2022. The Credit Facility replaced the Company's previous credit facility. All outstanding balances under our previous credit facility were paid off using proceeds from our Credit Facility.
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
On February 21, 2023, the Company entered into an amendment to its Credit Facility. The amendment amended the interest rate benchmark from LIBOR to SOFR. Other than the foregoing, the material terms of the Credit Agreement remains unchanged. See “Note 18. Subsequent Events” for further details.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At December 31, 2022, the fair value of the interest rate swap was a $41.2 million asset as a result of an increase in short term interest rates from 2021 to 2022. In the next twelve months, the Company estimates that $11.6 million will be reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on our consolidated statement of operations.

	Year Ended December 31
	2022	2021	2020
Unrealized gain (loss) recognized in Other comprehensive income (loss) on interest rate swaps	$49,577	$21,623	$(32,455)
Gain (loss) on interest rate swap (included in Interest expense, net on our consolidated statement of operations)	$283	$(8,250)	$(5,500)
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
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of December 31, 2022, the Company had no borrowings outstanding under the Revolver or related sub facility.
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
The Credit Facility contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, change in control, bankruptcy and insolvency defaults and material judgment defaults. The occurrence of an event of default could result in the acceleration of Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate. The Term Loan and Revolver are secured by substantially all of the Company's assets. As of December 31, 2022 the Company was in compliance with all covenants under the Credit Facility.
Cash interest costs averaged 5.4% for both the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had $7.5 million of unamortized debt issuance costs associated with the Credit Facility. These issuance costs will be amortized to Interest expense, net on our consolidated statement of operations, over the term of the Credit Facility.

Debt Maturities
Under the terms of the Credit Facility, future debt maturities of long-term debt excluding debt discounts at December 31, 2022 are as follows (in thousands):

Year ending December 31:	Amount
2023	$5,400
2024	5,400
2025	5,400
2026	506,250
Total debt outstanding	$522,450
Less unamortized discount	7,467
Total debt outstanding, net of discount	$514,983

8. Net Loss Per Share
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
The following table sets for the computations of loss per share:

	Year Ended December 31,
(In thousands, except share and per share amounts)	2022	2021	2020
Numerators:
Net loss	$(68,413)	$(58,212)	$(51,219)
Preferred stock dividends and accretion	(1,846)	—	—
Net loss attributable to common stockholders	$(70,259)	$(58,212)	$(51,219)
Denominator:
Weighted–average common shares outstanding, basic and diluted	31,528,881	30,295,769	26,632,116
Net loss per common share, basic and diluted	$(2.23)	$(1.92)	$(1.92)
Due to the net losses incurred for the years ended December 31, 2022, 2021 and 2020, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The Company adopted ASU 2020-06 on January 1, 2022 as detailed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements—Recently issued accounting pronouncements - Adopted.” As such, the Company is required to use the application of the if-converted method for calculating diluted earnings per share on our Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on our stock options, restricted stock awards, restricted stock units and performance restricted stock units.
The following table sets forth the anti-dilutive common share equivalents excluded from the weighted-average shares used to calculate diluted net loss per common share:

	Year Ended December 31,
	2022	2021	2020
Stock options	154,321	227,605	264,002
Restricted stock awards(1)	—	—	34,508
Restricted stock units	1,509,273	1,379,747	1,261,290
Performance restricted stock units	93,750	63,537	66,297
Series A Preferred Stock on an as-converted basis(2)	6,676,923	—	—
Total anti–dilutive common share equivalents	8,434,267	1,670,889	1,626,097
(1) All outstanding restricted stock awards became fully vested as of December 31, 2021.
(2) Per ASU 2020-06, the Company is applying the if-converted method to calculated diluted earnings per share. As of December 31, 2022, the Series A Preferred Stock plus accumulated dividends totaled $116.8 million. The Series A Preferred Stock has a conversion price of $17.50 per share, as detailed in “Note 12. Series A Preferred Stock”

9. Leases
Operating Leases
The Company leases office space under operating leases that expire between 2023 and 2028. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed rent increases over the term of the lease, rent holidays and provide for additional renewal periods. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis.

Finance Leases
The current and long-term portion of finance lease obligations are included in Accrued expenses and other current liabilities and Other long-term liabilities line items on the consolidated balance sheet, respectively. The Company had no finance lease agreements since December 31, 2021.
Lease Expense
Total office rent expense for the years ended December 31, 2022, 2021 and 2020 were approximately $2.5 million, $6.2 million and $5.9 million, respectively. The $2.5 million office rent expense in 2022 includes approximately $1.1 million of transformation charges in conjunction with the closures of the BA Insight and Objectif Lune offices as we continue to consolidate and integrate these acquisitions. The $6.2 million office rent expense in 2021 includes approximately $4.4 million of transformation charges in conjunction with the closures of the the Panviva, BlueVenn, Second Street and Localytics offices as we continue to consolidate and integrate these acquisitions.
The Company has entered into sublease agreements related to excess office space as a result of the Company's transformation activities related to its acquisitions. The Company’s current sublease agreements terminate in 2027. For the years ended December 31, 2022, 2021 and 2020, the Company recognized rental income on subleases, as offsets to rental expense, of $1.4 million, $1.1 million and $0.8 million, respectively. Operating lease obligations in the future minimum payments table below do not include the impact of future rental income of $2.5 million related to these subleases as of December 31, 2022.
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$3,959	7,279
Finance lease costs:
Amortization of right-of-use assets	—	29
Interest on lease liabilities	—	—
Sublease income	(1,428)	(1,068)
Total lease expense	$2,531	6,240
Other information about lease amounts recognized on our consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$4,658	$4,111
Financing cash flows from finance leases	$—	$12
Right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$1,943	$2,748
Weighted average remaining lease term (in years):
Operating leases	3.2	3.6
Weighted average discount rate
Operating leases	5.4%	5.4%

As of December 31, 2022, the Company no longer had any finance lease agreements. Future minimum payments for operating lease obligations and purchase commitments are as follows (in thousands):

Operating Leases
2023	$3,711
2024	2,554
2025	1,792
2026	1,194
2027	260
Thereafter	72
Total minimum lease payments	9,583
Less amount representing interest	(1,431)
Present value of lease liabilities	$8,152

Operating lease liabilities, current	3,205
Operating lease liabilities, noncurrent	4,947
Total lease liabilities	$8,152

10. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment.
Future minimum payments for purchase commitments are as follows (in thousands):

Year	Purchase Commitments
2023	$23,158
2024	11,568
2025	6,694
2026	—
2027	—
Thereafter	—
Total minimum payments	$41,420
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. As of December 31, 2022, the Company is not involved in any current or pending legal proceedings, and does not anticipate any legal proceedings, that may have a material adverse effect on its consolidated financial position or results of operations.
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

11. Property and Equipment, Net
Property and equipment consisted of the following (in thousands) at:

	December 31,
	2022	2021
Equipment	$6,211	$15,327
Furniture and fixtures	355	668
Leasehold improvements	1,037	1,766
Accumulated depreciation	(5,773)	(15,094)
Property and equipment, net	$1,830	$2,667
Amortization of assets recorded under finance leases is included with depreciation expense. Depreciation and amortization expense on Property and equipment, net was $1.5 million, $2.0 million and $2.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company recorded no impairment of property and equipment during the years ended December 31, 2022, 2021 and 2020. During the years ended December 31, 2022, 2021 and 2020, we recognized a $0.1 million,$0.0 million and $0.6 million loss on disposal of assets related primarily to leasehold improvements associated with the consolidation and integration of prior year acquisitions.

12. Series A Preferred Stock

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
On August 23, 2022 (the “Closing Date”), the closing of the Investment (the “Closing”) occurred, and the Series A Preferred Stock was issued to the Purchaser. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses comprised of transaction fees, and financial advisory and legal expenses (the “Series A Preferred Stock Issuance Costs”), which reduced the carrying value of the Series A Preferred Stock. As of December 31, 2022, the Series A Preferred Stock Issuance Costs totaled $4.6 million. Cumulative preferred dividends accrue quarterly on the Series A Preferred Stock at a rate of 4.5% per year within the first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The Series A Preferred Stock had accrued unpaid dividends of $1.8 million as of December 31, 2022.
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

Liquidation Rights

In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into common stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of December 31, 2022, the Liquidation Preference of the Series A Preferred Stock was $116.8 million.

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
13. Stockholders' Equity
Common and Preferred Stock
Our certificate of incorporation authorizes shares of stock as follows: 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. The common and preferred stock has a par value of $0.0001 per share. See “Note 12. Series A Preferred Stock” for a description of our Series A Preferred Stock, which is the only class of preferred stock outstanding.
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
Registration Statements
2022 S-3
On October 21, 2022 we filed a resale registration statement on Form S-3 (File No. 333-267973) (the “2022 S-3”), on behalf of the Purchaser and pursuant to the Registration Rights Agreement, which became effective on November 1, 2022 and covers (i) the issued Series A Preferred Stock and (ii) the number of shares of the Company’s common stock issuable upon conversion of such Series A Preferred Stock, which amount includes and assumes that dividends on the Series A Preferred Stock are paid by increasing the Liquidation Preference of the Series A Preferred Stock for a period of sixteen dividend payment periods from the initial issuance date. See “Note 12. Series A Preferred Stock” for further details.
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

The following table shows the ending balance of the components of accumulated other comprehensive loss, net of income taxes, in the stockholders’ equity section on our consolidated balance sheets at the dates indicated (in thousands):

	December 31,
	2022	2021
Other comprehensive income (loss)
Foreign currency translation adjustment	$(22,632)	$(5,657)
Unrealized translation gain on intercompany loans with foreign subsidiaries	(7,426)	2,552
Unrealized gain (loss) on interest rate swaps	41,168	(8,409)
Total accumulated other comprehensive income (loss)	$11,110	$(11,514)
The Unrealized translation gain on intercompany loans with foreign subsidiaries as of December 31, 2022 is net of unrealized income tax expense of $0.4 million. The income tax expense (benefit) allocated to each component of other comprehensive income (loss) for all other periods and components was not material.
Stock Compensation Plans
The Company maintains two stock-based compensation plans, the 2010 Stock Option Plan (the “2010 Plan”) and the 2014 Stock Option Plan (the “2014 Plan”), which are described below.
2010 Plan
At December 31, 2022, there were 32,346 options outstanding under the 2010 Plan. Following the effectiveness of the Company’s 2014 Plan in November 2014, no further awards have been made under the 2010 Plan, although each option previously granted under the 2010 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2010 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2010 Plan instead will be available for issuance under the 2014 Plan.
2014 Plan
In November 2014, the Company adopted the 2014 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The 2014 Plan also provides for the automatic grant of option awards to our non-employee directors. As of December 31, 2022, there were 121,975 options outstanding under the 2014 Plan, and shares of common stock reserved for issuance under the 2014 Plan consist of 631,776 shares. In addition, the number of shares available for issuance under the 2014 Plan will be increased annually in an amount equal to the least of (i) 4% of the outstanding Shares on the last day of the immediately preceding Fiscal Year or (ii) such number of Shares determined by the Board. At December 31, 2022, there were 1,509,273 restricted stock units and 93,750 performance based restricted stock units outstanding under the 2014 Plan.
Under both the 2010 Plan and 2014 Plan, options granted to date generally vest over a three or four year period, with a maximum term of ten years. The Company also grants restricted stock awards (“RSAs”) which generally vest over a three or four year period. Shares issued upon any stock option exercise and restricted under the 2010 Plan or 2014 Plan will be issued from the Company's authorized but unissued shares.

Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$1,984	$2,088	$1,951
Research and development	2,733	3,085	3,391
Sales and marketing	4,239	5,957	3,450
General and administrative (1)	32,646	42,743	32,900
Total	$41,602	$53,873	$41,692
(1)For the year ended December 31, 2021, a former executive resigned from his positions that resulted in stock-based compensation of $6.3 million related to the acceleration and deemed modification of the unvested portion of grants held at the time of transition. In accordance with ASC 718, Compensation—Stock Compensation, the fair value of these awards were modified and all related expense accelerated on the date of modification as a result of the reduction in required service.
Our income tax benefits recognized from stock-based compensation arrangements in each of the periods presented were immaterial due to cumulative losses and valuation allowances.
Restricted Stock Units (“RSU”)
During the year ended December 31, 2022 the Company granted restricted stock units under its 2014 Stock Incentive Plan, in lieu of restricted stock awards, primarily for stock plan administrative purposes.
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
The following table summarizes PRSU and RSU activity during the year ended December 31, 2022 :

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2021	1,443,284	$45.77
Granted	2,126,263	17.40
Vested	(1,216,128)	36.29
Forfeited(1)	(750,396)	32.99
Unvested restricted units outstanding as of December 31, 2022	1,603,023	$21.33
(1)Includes forfeited awards related to the 2021 PRSUs. At June 30, 2022, or the end of the performance period for the 2021 PRSUs, none of the awards vested.
The total fair value of the RSUs vested during the years ended December 31, 2022, 2021 and 2020 was approximately $13.9 million, $28.2 million and $31.0 million, respectively. As of December 31, 2022, $29.5 million of unrecognized compensation cost related to unvested restricted stock awards and restricted stock units (including performance based awards) is expected to be recognized over a weighted-average period of 1.1 years.
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

The total fair value of PRSUs vested during the years ended December 31, 2022, 2021 and 2020 was $0.0 million, $5.6 million and $0.0 million, respectively.
Significant assumptions used in the Monte Carlo simulation model for the PRSUs granted during the year ended December 31, 2022 and year ended December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Expected volatility	49.5%	53.6%
Risk-free interest rate	0.7%	0.1%
Remaining performance period (in years)	1.46	1.35
Dividend yield	—	—
Stock Option Activity

Stock option activity during the year ended December 31, 2022 is as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	227,605	$9.15
Options exercised	(44,382)	4.32
Options forfeited	(28,226)	5.81
Options expired	(676)	1.25
Outstanding at December 31, 2022	154,321	$11.19	3.31	$27
Options vested and expected to vest at December 31, 2022	154,321	$11.19	3.31	$27
Options vested and exercisable at December 31, 2022	154,321	$11.19	3.31	$27
The aggregate intrinsic value of options exercised at December 31, 2022, 2021 and 2020, was approximately $0.6 million, $1.1 million and $2.3 million, respectively. All of the Company’s outstanding stock options were fully vested as of December 31, 2019.
As of December 31, 2022, there was no remaining unrecognized compensation cost related to stock options.
The Company received approximately $0.2 million in cash from option exercises under the respective Plans in 2022. The Company issued shares from amounts reserved under the respective Plans upon the exercise of these stock options. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under any of the Company’s stock option Plans.
14. Revenue Recognition
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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of December 31, 2022 and 2021 unbilled receivables were $5.3 million and $4.8 million, respectively.

Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded as Deferred commissions, current, and the remainder is recorded as Deferred commissions, noncurrent, in our consolidated balance sheets. Amortization expense is included in sales and marketing expenses on our consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy as described in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies”. No indicators of impairment of deferred commissions were identified during the year ended December 31, 2022.
The following table presents the activity impacting deferred commissions for the year ended December 31, 2022 (in thousands):

Deferred Commissions

Deferred commissions balance at December 31, 2021	$24,632
Capitalized deferred commissions	12,051
Amortization of deferred commissions	(11,928)
Deferred commissions balance at December 31, 2022	$24,755
Commissions capitalized in excess of amortization of deferred commissions for the year ended December 31, 2022 were $0.1 million.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the year ended December 31, 2022, we recognized $98.3 million and $3.0 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period. In addition, during the year ended December 31, 2022 we recognized $10.9 million in revenue that was included in the acquired deferred revenue balance of our 2022 acquisitions as disclosed in “Note 3. Acquisitions”.
Remaining Performance Obligations
As of December 31, 2022, approximately $272.5 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 69% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues:
Subscription and support:
United States	$211,440	$205,882	$206,320
United Kingdom	41,728	45,673	39,032
Canada	17,304	13,870	14,830
Other International	27,415	22,196	17,322
Total subscription and support revenue	297,887	287,621	277,504
Perpetual license:
United States	3,284	1,840	1,396
United Kingdom	425	11	16
Canada	264	109	76
Other International	2,975	190	396
Total perpetual license revenue	6,948	2,150	1,884
Professional services:
United States	6,871	8,104	8,721
United Kingdom	2,269	2,666	2,059
Canada	947	410	504
Other International	2,381	1,065	1,106
Total professional service revenue	12,468	12,245	12,390
Total revenue	$317,303	$302,016	$291,778

15. Employee Benefit Plans
The Company has established various international defined contribution plans and one voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code. The Company made no material contributions to the 401(k) plans for the years ended December 31, 2022, 2021 and 2020.
16. Segment and Geographic Information
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

Revenue
See “Note 14 Revenue Recognition—Disaggregated Revenue” for a detail of revenue by geography.
Identifiable Long-Lived Assets

	December 31,
	2022	2021
Identifiable long-lived assets:
United States	$879	$1,367
United Kingdom	252	533
Canada	390	536
Other International	309	231
Total identifiable long-lived assets	$1,830	$2,667

17. Related Party Transactions
The Company does not have any material related party transactions to report for the year ended December 31, 2022.
We are a party to two agreements, as detailed below, with companies controlled by ESW Capital LLC (“ESW”), a non-management investor in the Company which historically held more than 5% of the Company's capital stock. As of July 9, 2021, ESW’s ownership in Upland was reduced to 4.8% at which point DevFactory and Crossover (as hereinafter defined) were no longer considered related parties.
•On March 28, 2017, the Company and DevFactory FZ-LLC (“DevFactory”) executed an amendment to the agreement to extend the initial term to December 31, 2021. Additionally, the Company amended the option for either party to renew annually for one additional year. The effective date of the amendment was January 1, 2017. During the years ended December 31, 2021 and 2020, the Company purchased software development services pursuant to a technology services agreement with DevFactory, in the amount of $9.6 million and $7.4 million, respectively. At December 31, 2021, amounts included in accounts payable owed to this company totaled $0.0 million.

•The Company purchased services from Crossover, Inc. (“Crossover”), a company controlled by ESW Capital, LLC (a non-management investor) of approximately $4.0 million and $4.8 million during the years ended December 31, 2021 and 2020. Crossover provides a proprietary technology system to help the Company identify, screen, select, assign, and connect with necessary resources from time to time to perform technology software development and other services throughout the Company, and track productivity of such resources. As of December 31, 2021, amounts included in accounts payable and accrued liabilities owed to this company totaled $0.9 million.

18. Subsequent Events
On February 21, 2023, the Company entered into that certain Amendment No.1 to the Credit Facility (the “Amendment”), which amends the Credit Facility. The Amendment amended the interest rate benchmark from the LIBOR to SOFR. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) . Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022 based on those criteria.
The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, included herein.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Upland Software, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Upland Software, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Upland Software, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Upland Software, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023, expressed an unqualified opinion thereon.

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
February 28, 2023

PART III
Item 10.    Directors, Officers and Corporate Governance
We have adopted a code of ethics that applies to the Company’s directors, officers and employees, including the Chief Executive Officer and the Chief Financial Officer and any other persons performing similar functions. The text of our code of ethics, “Code of Business Conduct and Ethics,” has been posted on our website at https://investor.uplandsoftware.com/governance/governance-documents/default.aspx. We will provide a copy of the code of ethics without charge upon request to Corporate Secretary, Upland Software, Inc., 401 Congress Ave., Suite 1850, Austin, Texas 78701.
Additional information required by this item is incorporated by reference from our 2023 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2023 Annual Meeting of Stockholders (“2023 Proxy Statement), under the headings “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Directors and Corporate Governance” and “Executive Officers.” The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from our 2023 Proxy Statement, under the headings “Executive Compensation” and “Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation.” The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our 2023 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.” The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.
Item 13.    Certain Relationships, and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our 2023 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Directors and Corporate Governance-Director Independence.” The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our 2023 Proxy Statement under the heading “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm.” The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.
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

Schedule II-Valuation and Qualifying Accounts
This schedule has been omitted as the required information has been included in the notes to the consolidated financial statements.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	10-K	001-36720	3.1	March 30, 2016
3.2	Amended and Restated By-laws of Upland Software, Inc., effective February 3, 2020	8-K	001-36720	3.1	February 4, 2020
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-36720	3.1	August 23, 2022
4.2	Description of Capital Stock	8-K	001-36720	4.2	February 24, 2022
10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-198574	10.2	October 27, 2014
10.2+	Amended and Restated 2010 Stock Plan, as amended September 2, 2014	S-1	333-198574	10.3.1	September 4, 2014
10.3+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Standard)	S-1	333-198574	10.4	September 4, 2014
10.3.1+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Former ComSci, LLC Employees)	S-1	333-198574	10.4.1	September 4, 2014
10.3.2+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Executive)	S-1	333-198574	10.4.2	September 4, 2014
10.3.3+	Form of Amendment to Stock Option Agreement under Amended and Restated 2010 Stock Plan with Certain Executives	S-1	333-198574	10.4.3	September 4, 2014
10.4+	Form of Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5	September 4, 2014
10.4.1+	Form of Amendment to Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5.1	September 4, 2014
10.5+	2014 Equity Incentive Plan	S-1	333-198574	10.6	October 27, 2014
10.6+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.7	October 27, 2014
10.6.1+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.7.1	October 27, 2014
10.7+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.8	October 27, 2014
10.7.1+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.8.1	October 27, 2014
10.8+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.9	October 27, 2014
10.8.1+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.9.1	October 27, 2014
10.9+	Employment Agreement between the Registrant and John T. McDonald, dated May 9, 2014	S-1	333-198574	10.12	September 4, 2014
10.11.2	Second Amendment to Office Lease between Registrant and CSHV-401 Congress LLC	10-K	001-36720	10.11.2	March 15, 2019
10.20+	Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.21	March 30, 2017
10.21+	Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.23	March 30, 2017
10.22+	Amendment #1 to Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.23	March 15, 2019
10.23+	Amendment #1 to Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.25	March 15, 2019
10.24	Credit Agreement by and among, inter alios, Upland Software, Inc., Credit Suisse AG, Cayman Islands Branch and the lenders party thereto Credit Agreement by and among, inter alios, Upland Software, Inc., Credit Suisse AG, Cayman Islands Branch and the lenders party thereto dated as of August 6, 2019 as of August 6, 2019	8-K	001-36720	10.1	August 7, 2019

		Incorporated by Reference
10.25	First Incremental Assumption Agreement by and among, inter alios, Upland Software, Inc. and Credit Suisse AG, Cayman Islands Branch, as Agent and 2019 Incremental Lender, dated as of November 26, 2019	8-K	001-36720	10.1	November 26, 2019
10.27+	Amendment #2 to Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.29	February 25, 2021
10.28+	Amendment #2 to Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.31	February 25, 2021
10.30+	Employment Agreement between the Registrant and Kin Gill, dated January 12, 2022	10-K	001-36720	10.33	February 24, 2022
10.31	Securities Purchase Agreement, by and between Upland Software, Inc. and Ulysses Aggregator, LP, dated as of July 14, 2022	8-K	001-36720	10.1	July 14, 2022
10.32	Registration Rights Agreement, by and between Upland Software, Inc. and Ulysses Aggregator, LP, dated as of August 23, 2022	8-K	001-36720	10.1	August 23, 2022
21.1*	List of subsidiaries of Upland Software, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature pages hereto)
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
Date:   February 28, 2023

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and Chairman	February 28, 2023
John T. McDonald	(Principal Executive Officer)

/s/ Michael D. Hill	Chief Financial Officer and Treasurer	February 28, 2023
Michael D. Hill	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joe C. Ross	Director	February 28, 2023
Joe C. Ross

/s/ David D. May	Director	February 28, 2023
David D. May

/s/ Stephen E. Courter	Director	February 28, 2023
Stephen E. Courter

/s/ Teresa M. Walsh	Director	February 28, 2023
Teresa M. Walsh

/s/ David H.S. Chung	Director	February 28, 2023
David H.S. Chung