Form 10-Q
period 2023-03-31
Upland Software, Inc.
filed 2023-05-09
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
(512) 960-1010
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	UPLD	The Nasdaq Global Market
Preferred Stock Purchase Rights	-	The Nasdaq Global Market

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
As of May 1, 2023, 32,441,010 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Upland Software, Inc.
Condensed Consolidated Balance Sheets
Item 1. Financial Statements

(in thousands, except for share and per share information)	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$257,720	$248,653
Accounts receivable (net of allowance of $772 and $1,158 at March 31, 2023 and December 31, 2022, respectively)	40,475	47,594
Deferred commissions, current	10,901	10,961
Unbilled receivables	6,225	5,313
Prepaid expenses and other current assets	10,193	8,774
Total current assets	325,514	321,295
Tax credits receivable	1,719	2,411
Property and equipment, net	1,719	1,830
Operating lease right-of-use asset	5,088	5,719
Intangible assets, net	232,368	248,851
Goodwill	349,990	477,043
Deferred commissions, noncurrent	13,552	13,794
Interest rate swap assets	33,014	41,168
Other assets	2,502	1,348
Total assets	$965,466	$1,113,459

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,793	$14,939
Accrued compensation	9,427	7,393
Accrued expenses and other current liabilities	7,758	10,644
Deferred revenue	106,974	106,465
Liabilities due to sellers of businesses	447	5,429
Operating lease liabilities, current	2,822	3,205
Current maturities of notes payable (includes unamortized discount of $2,291 and $2,264 at March 31, 2023 and December 31, 2022, respectively)	3,109	3,136
Total current liabilities	145,330	151,211
Notes payable, less current maturities (includes unamortized discount of $4,733 and $5,203 at March 31, 2023 and December 31, 2022, respectively)	510,967	511,847
Deferred revenue, noncurrent	4,411	4,707
Operating lease liabilities, noncurrent	4,391	4,947
Noncurrent deferred tax liability, net	18,691	18,416
Other long-term liabilities	1,237	1,170
Total liabilities	685,027	692,298
Series A Convertible Preferred stock, 0.0001 par value; 5,000,000 shares authorized: 115,000 shares issued and outstanding as of March 31, 2023; 115,000 shares issued and outstanding as of December 31, 2022, respectively.	113,606	112,291
Stockholders’ equity:
Common stock, $0.0001 par value; 50,000,000 shares authorized: 32,441,010 and 32,221,855 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	3	3
Additional paid-in capital	611,667	606,755
Accumulated other comprehensive income	4,206	11,110
Accumulated deficit	(449,043)	(308,998)
Total stockholders’ equity	166,833	308,870
Total liabilities, convertible preferred stock and stockholders’ equity	$965,466	$1,113,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription and support	$72,914	$73,627
Perpetual license	1,571	1,778
Total product revenue	74,485	75,405
Professional services	2,571	3,311
Total revenue	77,056	78,716
Cost of revenue:
Subscription and support	23,485	22,069
Professional services and other	2,051	2,686
Total cost of revenue	25,536	24,755
Gross profit	51,520	53,961
Operating expenses:
Sales and marketing	14,289	15,593
Research and development	12,530	12,067
General and administrative	17,189	19,614
Depreciation and amortization	15,094	11,051
Acquisition-related expenses	1,094	10,413
Impairment of goodwill	128,755	—
Total operating expenses	188,951	68,738
Loss from operations	(137,431)	(14,777)
Other expense:
Interest expense, net	(5,461)	(7,762)
Other income (expense), net	1,425	(418)
Total other expense	(4,036)	(8,180)
Loss before benefit from income taxes	(141,467)	(22,957)
Benefit from income taxes	1,422	126
Net loss	$(140,045)	$(22,831)
Preferred stock dividends	(1,315)	—
Net loss attributable to common stockholders	$(141,360)	$(22,831)
Net loss per common share:
Net loss per common share, basic and diluted	$(4.38)	$(0.73)
Weighted-average common shares outstanding, basic and diluted	32,259,110	31,163,273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(140,045)	$(22,831)
Other comprehensive income (loss):
Foreign currency translation adjustment	15	(1,047)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	1,235	(1,293)
Unrealized gain (loss) on interest rate swaps	(8,154)	26,213
Other comprehensive income (loss):	$(6,904)	$23,873
Comprehensive income (loss)	$(146,949)	$1,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	115,000	$112,291	32,221,855	$3	$606,755	$11,110	$(308,998)	$308,870
Dividends accrued - Convertible Preferred Stock	—	1,315	—	—	(1,315)	—	—	(1,315)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	219,155	—	(235)	—	—	(235)
Stock-based compensation	—	—	—	—	6,462	—	—	6,462
Foreign currency translation adjustment	—	—	—	—	—	15	—	15
Unrealized translation gain on foreign currency denominated intercompany loans	—	—	—	—	—	1,235	—	1,235
Unrealized loss on interest rate swaps	—	—	—	—	—	(8,154)	—	(8,154)
Net loss	—	—	—	—	—	—	(140,045)	(140,045)
Balance at March 31, 2023	115,000	$113,606	32,441,010	$3	$611,667	$4,206	$(449,043)	$166,833

	Three Months Ended March 31, 2022
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	31,096,548	$3	$568,384	$(11,514)	$(240,585)	$316,288
Issuance of stock under Company plans, net of shares withheld for tax	—	—	224,217	—	(365)	—	—	(365)
Stock-based compensation	—	—	—	—	11,619	—	—	11,619
Foreign currency translation adjustment	—	—	—	—	—	(1,047)	—	(1,047)
Unrealized translation loss on foreign currency denominated intercompany loans	—	—	—	—	—	(1,293)	—	(1,293)
Unrealized gain on interest rate swaps	—	—	—	—	—	26,213	—	26,213
Net loss	—	—	—	—	—	—	(22,831)	(22,831)
Balance at March 31, 2022	—	$—	31,320,765	$3	$579,638	$12,359	$(263,416)	$328,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Operating activities
Net loss	$(140,045)	$(22,831)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,500	14,262
Change in fair value of liabilities due to sellers of businesses	—	(75)
Deferred income taxes	(1,975)	(1,341)
Amortization of deferred costs	3,352	2,896
Foreign currency re-measurement loss	(859)	—
Non-cash interest and other expense	573	555
Non-cash stock compensation expense	6,462	11,619
Non-cash loss on impairment of goodwill	128,755	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	6,991	9,182
Prepaid expenses and other current assets	(4,845)	1,787
Accounts payable	(184)	(4,145)
Accrued expenses and other liabilities	(859)	(4,790)
Deferred revenue	(41)	1,103
Net cash provided by operating activities	15,825	8,222
Investing activities
Purchase of property and equipment	(215)	(176)
Purchase business combinations, net of cash acquired	—	(62,333)
Net cash used in investing activities	(215)	(62,509)
Financing activities
Proceeds from notes payable, net of issuance costs	(130)	(3)
Payments on notes payable	(1,350)	(1,350)
Taxes paid related to net share settlement of equity awards	(235)	(547)
Issuance of common stock, net of issuance costs	—	182
Additional consideration paid to sellers of businesses	(5,066)	(2,493)
Net cash used in financing activities	(6,781)	(4,211)
Effect of exchange rate fluctuations on cash	238	(217)
Change in cash and cash equivalents	9,067	(58,715)
Cash and cash equivalents, beginning of period	248,653	189,158
Cash and cash equivalents, end of period	$257,720	$130,443
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$7,134	$7,207
Cash paid for taxes	$2,507	$772
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$—	$7,511
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Nature of Operations
Upland Software, Inc. (“Upland,” “we,” “us,” or the “Company”), a Delaware corporation, is a provider of cloud-based software that enables organizations to drive digital transformation in the following business functions: Marketing, Sales, Contact Center, Knowledge Management, Project Management, Information Technology, Business Operations, Human Resources and Legal.
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023.
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
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 9, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
No individual customer represented more than 10% of total revenues for the three months ended March 31, 2023, or more than 10% of accounts receivable as of March 31, 2023 or December 31, 2022.
Derivatives
Cash Flow Hedges—Interest Rate Swap Agreements
In August 2019 and in connection with borrowing funds under the Company’s credit facility, the Company entered into a floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively converted the entire balance of the Company's $540 million original principal term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for a 7-year term of debt. ASC 815, Derivatives and Hedging, requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship under the hypothetical derivative method and noted that all of the critical terms of the hypothetical derivative and hedging instrument were the same. The hedging relationship continues to limit the Company’s exposure to the variability in interest rates under the Company’s term loans and related cash outflows. As such, the Company has deemed this hedging relationship as highly effective in offsetting cash flows attributable to hedged risk (variability in forecasted monthly interest payments) for the term of the term loans and interest rate swap agreements. All derivative financial instruments are recorded at fair value as a net asset or liability in the accompanying condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the fair value of the interest rate swaps included in assets in the Company's condensed consolidated balance sheets was $33.0 million and $41.2 million, respectively.

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
Preferred Stock

In August 2022, the Company closed on the issuance and sale of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Company issued 115,000 shares of Series A Preferred Stock, par value $0.0001 per share, at a price of $1,000 per share, for an initial investment amount of $115.0 million. Pursuant to the Certificate of Designation, cumulative preferred dividends accrue quarterly on the Series A Preferred Stock at a rate of (i) 4.5% per annum until but excluding the seven year anniversary of the closing, and (ii) 7% per annum on and after the seven year anniversary of the closing. See “Note 10. Series A Preferred Stock—Series A Convertible Preferred Stock” for further details.
The Series A Preferred Stock and cumulative preferred dividends, net of preferred issuance costs, is presented as Mezzanine Equity of $113.6 million as of March 31, 2023 in the Company’s condensed consolidated balance sheets. The Series A Preferred Stock is classified as Mezzanine Equity because it is redeemable at the option of its holders (upon a deemed liquidation event as defined in “Note 10. Series A Preferred Stock—Series A Convertible Preferred Stock—Deemed Liquidation Event Redemption”) and has a condition for redemption that is not solely within the control of the issuer.
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

As we operate as one reporting unit, the Goodwill impairment evaluation is performed at the consolidated entity level by comparing the estimated fair value of the Company to its carrying value. We first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Based on the qualitative assessment, if it is determined that it is more likely than not that the Company's fair value is less than its carrying value, then we perform a quantitative analysis using a fair-value-based approach to determine if the fair value of our reporting unit is less than its carrying value. See “Note— 5. Goodwill and Other Intangible Assets” for more information regarding our first quarter 2023 Goodwill impairment.

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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We adopted Topic 848 during the first quarter of 2023. On February 21, 2023, the Company entered into an amended and restated credit agreement to, among other things, provide for the replacement of LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index measuring the cost of borrowing cash overnight collateralized by Treasury securities. The Company has elected to apply the debt agreement modification expedients related to changes to the reference rate from LIBOR to SOFR in the Company's Credit Agreement, which it completed during the three months ended March 31, 2023. Application of these expedients allows the Company to account for the modification as not substantial. As a result, the debt agreement modification will be accounted for by prospectively adjusting the Credit Agreement’s effective interest rate, any existing unamortized debt discount will carry forward and continue to be amortized and no remeasurement of the Credit Agreement at the modification date is required.
The Company has also elected to apply the hedge accounting expedients and exceptions related to changes to the reference rate from LIBOR to SOFR in the Company's interest rate swaps, which it completed during the three months ended March 31, 2023. Application of these exceptions preserves the cash flow hedge designation of the interest rate swaps and the related accounting and presentation consistent with past presentation. The replacement of LIBOR with SOFR in the credit agreement did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures. See “Note—7. Debt” for additional information.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require companies to apply the definition of a performance obligation under accounting standard codification (“ASC”) Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer in a business combination is generally required to recognize and measure the assets it acquires and the liabilities it assumes at fair value on the acquisition date. The new guidance will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. These amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted ASU 2021-08 on January 1, 2023 and our adoption did not have a material impact on our condensed consolidated financial statements.

3. Acquisitions
The Company performs quantitative and qualitative analyses to determine the significance of each acquisition to the financial statements the Company. Based on these analyses the below acquisitions were deemed to be insignificant on an individual and cumulative basis.
2023 Acquisitions
The Company had no acquisitions during the three months ended March 31, 2023.
2022 Acquisition
The acquisitions completed during the year ended December 31, 2022 were:
•BA Insight - On February 22, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of BA Insight Inc., a Delaware corporation (“BA Insight”).
•Objectif Lune - On January 07, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Objectif Lune Inc., a Quebec proprietary company (“Objectif Lune”).
Consideration
The following table summarizes the consideration transferred for the acquisitions described above (in thousands):

	BA Insight	Objectif Lune
Cash	$33,355	$29,750
Holdback (1)	645	5,250
Working capital and other adjustments	1,587	644
Total consideration	$35,587	$35,644
(1)Represents the cash holdbacks subject to indemnification claims that are payable 12 months following closing for Objectif Lune, and 15 months following closing for BA Insight. As of March 31, 2023, $0.4 million of the holdback remains outstanding, which is related to BA Insight.
Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting, and has recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management completed the purchase accounting for BA Insight and Objectif Lune during the first quarter of 2023.

The following condensed table presents the finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions during the year ended December 31, 2022 and through the three months ended March 31, 2023 (in thousands):

	Final
	BA Insight	Objectif Lune
Year Acquired	2022	2022

Cash	$4	$745
Accounts receivable	2,466	5,677
Other current assets	4,080	7,183
Operating lease right-of-use asset	110	1,905
Property and equipment	3	248
Customer relationships	10,500	17,717
Trade name	150	362
Technology	2,000	5,512
Favorable Leases	—	291
Goodwill	25,495	23,797
Other assets	25	744
Total assets acquired	44,833	64,181
Accounts payable	(236)	(2,001)
Accrued expense and other	(4,083)	(9,431)
Deferred tax liabilities	—	(6,353)
Deferred revenue	(4,817)	(8,847)
Operating lease liabilities	(110)	(1,905)
Total liabilities assumed	(9,246)	(28,537)
Total consideration	$35,587	$35,644
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
The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the three months ended March 31, 2023 and the year ended December 31, 2022 (in years):

Useful Life
Customer relationships	7.0
Trade name	2.0
Developed technology	6.2
Favorable Leases	6.3
Total weighted-average useful life	6.8
During the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill based on changes to management's estimates and assumptions.
The goodwill of $49.3 million for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition and the value of the acquired workforce. Goodwill that is deductible for tax purposes at the time of the acquisitions was $4.6 million.
Total transaction related expenses incurred with respect to acquisition activity during the three months ended March 31, 2023 and March 31, 2022 was nil and $4.5 million, respectively. Transaction related expenses, excluding transformation costs, include expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. Transaction costs are included in acquisition-related expenses in our condensed consolidated statement of operations.

Other Acquisitions and Divestitures
From time to time we may purchase or sell customer relationships that meet certain criteria. We had no purchase or sale of customer relationships during the three months ended March 31, 2023 and March 31, 2022.
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
As of March 31, 2023 and December 31, 2022, the Company had no accrued earnout business acquisition contingent consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured periodically based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels, changes in assumed discount periods and rates and changes in foreign exchange rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3. Any adjustment related to subsequent changes in the fair value of contingent consideration is recorded in acquisition-related expense or other income (expense) in the Company's condensed consolidated statement of operations based on management's assessment of the nature of the liability. Earnout consideration liabilities are reported in “Due to sellers in businesses” in the Company's condensed consolidated balance sheets.
In connection with entering into, and expanding, the Company's current credit facility, as discussed further in “Note 7. Debt—Credit Facility”, the Company entered into interest rate swaps for the full 7 year term of the Company's term loans, effectively fixing our interest rate at 5.4% for the full value $540 million of the original principal term loans. The fair value of the Company's swaps are measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2. As of March 31, 2023 the fair value of the interest rate swap is included in the “Interest rate swap assets” section on the Company's condensed consolidated balance sheets as well as in December 31, 2022.
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2023
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$202,707	$—	$—	$202,707
Interest rate swap asset	$—	$33,014	$—	$33,014
Total:	$202,707	$33,014	$—	$235,721

	Fair Value Measurements at December 31, 2022
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$172,849	$—	$—	$172,849
Interest rate swap asset	$—	$41,168	$—	$41,168
Total:	$172,849	$41,168	$—	$214,017

Money market funds are highly-liquid investments and are included in cash and cash equivalents on the consolidated balance sheets. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Debt
The Company believes the carrying value of its long-term debt at March 31, 2023 approximates its fair value based on the variable interest rate feature or based upon interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at March 31, 2023 and December 31, 2022 are $521.1 million and $522.5 million, respectively.
5. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the three months ended March 31, 2023 are summarized in the table below:

($ in thousands)	Goodwill
Balance at December 31, 2022	$477,043
Acquired in business combinations	—
Adjustment related to prior year business combinations	415
Adjustment related to finalization of current year business combinations	—
Impairment of goodwill	(128,755)
Foreign currency translation adjustment and other	1,287
Balance at March 31, 2023	$349,990
We performed the annual goodwill impairment test, as of October 1, 2022 and did not identify an impairment; however, during the fourth quarter of 2022, an indicator did exist and we recorded a $12.5 million impairment. As a result of the continued decline of our stock price impacting our market capitalization during the quarter ended March 31, 2023, we performed another quantitative impairment evaluation as of March 31, 2023, which resulted in a Goodwill impairment of $128.8 million. This quantitative goodwill impairment analysis applied two methodologies to estimate the Company’s fair value which were: a) a discounted cash flow method and b) a guideline public company method. The two methods generated similar results and indicated that the fair value of the Company was less than its carrying value. The discounted cash flow method requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, and determination of our weighted average cost of capital. Under the guideline public company method, we estimate fair value based on a market multiple of revenues and earnings derived for comparable publicly traded companies with similar operating characteristics as the Company. We will continue to evaluate Goodwill for impairment.
Intangible assets, net include the estimated acquisition-date fair values of customer relationships, marketing-related assets, developed technology, and non-compete agreements that the Company recorded as part of its business acquisitions.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2023:
Customer relationships	1-10	$374,726	$178,566	$196,160
Trade name	1.5-10	9,903	7,057	2,846
Developed technology	4-9	93,115	59,972	33,143
Favorable Leases	6.3	273	54	219
Total intangible assets		$478,017	$245,649	$232,368

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2022:
Customer relationships	1-10	$372,162	$162,995	$209,167
Trade name	1.5-10	9,837	6,728	3,109
Developed technology	4-9	92,585	56,240	36,345
Favorable Leases	6.3	$273	$43	$230
Total intangible assets		$474,857	$226,006	$248,851

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life.
Management recorded no impairments of intangible assets during the three months ended March 31, 2023 and March 31, 2022.
Total amortization expense was $18.2 million and $13.8 million during the three months ended March 31, 2023 and March 31, 2022, respectively.
As of March 31, 2023, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2023	54,207
2024	56,180
2025	35,020
2026	32,797
2027	28,546
2028 and thereafter	25,618
Total	$232,368
6. Income Taxes
The Company’s income tax benefit for the three months ended March 31, 2023 and March 31, 2022 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The tax benefit from income taxes of $1.4 million for the three months ended March 31, 2023 is primarily related to the deferred tax impact of the goodwill impairment booked during the first quarter of 2023. This tax benefit is offset by the foreign income taxes associated with our combined non U.S. operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards.

The tax benefit for incomes taxes of $0.1 million for the three months ended March 31, 2022 is primarily related to foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards and the impact, recorded as discrete, of the deferred tax provision attributable to the tax gain associated with the transfer of goodwill between foreign and domestic jurisdictions.

The Company historically incurred operating losses in the United States prior to 2021 and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at March 31, 2023 and March 31, 2022, respectively.

The Company has reflected any uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets. The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in several U.S. state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2019 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2018, other than where cross-border transactions extend the statute of limitations. The Company is not currently under audit for federal, state or any foreign jurisdictions. U.S. operating losses generated in years prior to 2019 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

7. Debt
Long-term debt consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Senior secured loans (includes unamortized discount of $7,024 and $7,467 based on an imputed interest rate of 5.8% and 5.8%, at March 31, 2023 and December 31, 2022, respectively)	$514,076	$514,983
Less current maturities	(3,109)	(3,136)
Total long-term debt	$510,967	$511,847

Amendment No. 1 to the Credit Agreement

On February 21, 2023, the Company entered into that certain Amendment No.1 to the Credit Facility (as herein defined below) (the “Amendment”), which amends the Credit Facility. The Amendment amended the interest rate benchmark from LIBOR to SOFR. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.

Credit Facility
On August 6, 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a new $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of March 31, 2023. The Credit Facility replaced the Company's previous credit agreement. All outstanding balances under our previous credit facility were paid off using proceeds from our new Credit Facility.
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
At the option of the Company, the Term Loans (including the 2019 Incremental Term Loan) accrue interest at a per annum rate based on (i) the Base Rate plus a margin of 2.75% or (ii) the rate (not less than 0.00%) published by CME Group Benchmark Administration Limited (CBA), or as otherwise determined in accordance with the Credit Facility (based on a period equal to 1, 2, 3 or 6 months or, if available and agreed to by all relevant Lenders and the Agent, 12 months or such period of less than 1 month) plus a margin of 3.75%. The Base Rate for any day is a rate per annum equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate (not less than 0.00%) in effect on such day plus ½ of 1.00%, and (iii) the Federal Funds Effective Rate for a one month interest period beginning on such day plus 1.00%.
Accrued interest on the loans will be paid quarterly or, with respect to loans that are accruing interest based on the Federal Funds Effective Rate, at the end of the applicable interest rate period.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At March 31, 2023, the fair value of the interest rate swap was a $33.0 million asset as a result of a decrease in short term interest rates since December 31, 2022. In the next twelve months, the Company estimates that $9.9 million will be reclassified from Accumulated other comprehensive income to Interest expense, net on our condensed consolidated statement of operations. Increases/decreases in cash paid for interest as a result of the Company’s interest rate swaps are included cash flows from operations.

	Three Months Ended March 31,
	2023	2022
Unrealized gain (loss) recognized in Other comprehensive income on derivative financial instruments	$(8,154)	$26,213
Gain (loss) on interest rate swap (included in Interest expense on our consolidated statement of operations)	$3,831	$(1,972)
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
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of March 31, 2023, the Company had no borrowings outstanding under the Revolver or related sub-facility.
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
In addition, the Credit Facility contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, change in control, bankruptcy and insolvency defaults and material judgment defaults. The occurrence of an event of default could result in the acceleration of Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate. The Term Loan and Revolver are secured by substantially all of the Company's assets. As of March 31, 2023 the Company was in compliance with all covenants under the Credit Facility.
Cash interest costs averaged 5.4% and 5.4% for the three months ended March 31, 2023 and 2022, respectively. In addition, as of March 31, 2023 and December 31, 2022 the Company had $7.0 million and $7.5 million, respectively, of unamortized deferred financing costs associated with the Credit Facility. These financing costs will be amortized to non-cash interest expense over the remaining term of the Credit Facility.

8. Net Loss Per Share
We compute loss per share of our common stock, par value $0.0001 per share (“Common Stock”) and Series A Preferred Stock using the two-class method. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. We consider our Series A Preferred Stock to be a participating security, as its holders are entitled to fully participate in any dividends or other distributions declared or paid on our Common Stock on an as-converted basis.
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net Loss	$(140,045)	$(22,831)
Preferred stock dividends and accretion	(1,315)	—
Net loss attributable to common stockholders	$(141,360)	$(22,831)
Denominator:
Weighted–average common shares outstanding, basic and diluted	32,259,110	31,163,273
Net loss per common share, basic and diluted	$(4.38)	$(0.73)
Due to the net losses for the three months ended March 31, 2023 and March 31, 2022, respectively, basic and diluted loss per share were the same. The Company adopted ASU 2020-06 on January 1, 2022 as detailed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements—Recently issued accounting pronouncements - Adopted.” As such, the Company is required to use the application of the if-converted method for calculating diluted earnings per share on our Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on our stock options, restricted stock awards, restricted stock units and performance restricted stock units.
The following table sets forth the anti–dilutive common share equivalents as of March 31, 2023 and March 31, 2022:

	March 31,
	2023	2022
Stock options	152,683	191,212
Restricted stock units	2,507,689	2,318,089
Performance restricted stock units	193,750	155,187
Series A Preferred Stock on an as-converted basis(1)	6,752,038	—
Total anti–dilutive common share equivalents	9,606,160	2,664,488
(1) Per ASU 2020-06, the Company is applying the if-converted method to calculated diluted earnings per share. As of March 31, 2023, the Series A Preferred Stock plus accumulated dividends totaled $118.2 million. The Series A Preferred Stock has a conversion price of $17.50 per share, as detailed in “Note 10. Series A Preferred Stock”
9. Commitments and Contingencies
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

10. Series A Preferred Stock
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
On August 23, 2022 (the “Closing Date”), the closing of the Investment (the “Closing”) occurred, and the Series A Preferred Stock was issued to the Purchaser. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses comprised of transaction fees, and financial advisory and legal expenses (the “Series A Preferred Stock Issuance Costs”), which reduced the carrying value of the Series A Preferred Stock. As of March 31, 2023, the Series A Preferred Stock Issuance Costs totaled $4.6 million. Cumulative preferred dividends accrue quarterly on the Series A Preferred Stock at a rate of 4.5% per year within the first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The Series A Preferred Stock had accrued unpaid dividends of $3.2 million as of March 31, 2023.

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

Dividend Provisions

The Series A Preferred Stock rank senior to the Company’s Common Stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an Initial Liquidation Preference of $1,000 per share, representing an aggregate Liquidation Preference (as defined below) of $1,000 upon issuance. Holders of the Series A Preferred Stock are entitled to the dividend at the rate of 4.5% per annum, within the first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The dividend can be paid, in the Company’s sole discretion, in cash or dividend in kind by adding to the Liquidation Preference of each share of Series A Preferred Stock outstanding; provided that, until the stockholder approvals contemplated by Nasdaq Global Market Listing Standard Rules 5635(a), (b) and (d) are obtained, as applicable, the Company may not pay in kind if doing so would cause the common shares issuable upon conversion of the Preferred Stock to exceed 19.9% of the total outstanding Common Stock as of the Closing Date. The Series A Preferred Stock is also entitled to fully participate in any dividends paid to the holders of common stock in cash, in stock or otherwise, on an as-converted basis.

Liquidation Rights

In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into Common Stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of March 31, 2023, the Liquidation Preference of the Series A Preferred Stock was $118.2 million.

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

11. Stockholders' Equity
Registration Statements
2022 S-3
On October 21, 2022 we filed a resale registration statement on Form S-3 (File No. 333-267973) (the “2022 S-3”), on behalf of the Purchaser and pursuant to the Registration Rights Agreement, which became effective on November 1, 2022 and covers (i) the issued Series A Preferred Stock and (ii) the number of shares of the Company’s Common Stock issuable upon conversion of such Series A Preferred Stock, which amount includes and assumes that dividends on the Series A Preferred Stock are paid by increasing the Liquidation Preference of the Series A Preferred Stock for a period of sixteen dividend payment periods from the initial issuance date. See “Note—10. Series A Preferred Stock” for further details.
Accumulated Other Comprehensive Income
Comprehensive income consists of two elements, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ equity section of our condensed consolidated balance sheets and are excluded from net loss. Our other comprehensive income consists primarily of foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar, unrealized translation gains on intercompany loans with foreign subsidiaries, and unrealized gains on interest rate swaps.
The following table shows the components of accumulated other comprehensive income (loss), net of income taxes, (“AOCI”) in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	March 31, 2023	December 31, 2022
Foreign currency translation adjustment	$(22,617)	$(22,632)
Unrealized translation loss on intercompany loans with foreign subsidiaries	(6,191)	(7,426)
Unrealized gain on interest rate swaps	33,014	41,168
Total accumulated other comprehensive income	$4,206	$11,110
The unrealized translation gains (losses) on intercompany loans with foreign subsidiaries as of March 31, 2023 is net of income tax expense of $0.9 million. The tax provision to unrealized translation gains (losses) on intercompany loans for the three months ended March 31, 2023 was $0.5 million. The tax benefit related to unrealized translation gains on intercompany loans for the three months ended March 31, 2022 was $0.5 million. The income tax expense/benefit allocated to each component of other comprehensive income for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
The functional currency of our foreign subsidiaries are primarily the local currencies. Results of operations for foreign subsidiaries are translated into United States dollars (“USD”) using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in accumulated other comprehensive income.
The Company has intercompany loans that were used to fund the acquisitions of foreign subsidiaries. Due to the long-term nature of the loans, the unrealized translation gains (losses) resulting from re-measurement are recognized as a component of accumulated other comprehensive income.

Stock-Based Compensation
The Company recognizes stock-based compensation expense from all awards in the following expense categories included in our condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$302	$402
Research and development	655	748
Sales and marketing	576	1,474
General and administrative	4,929	8,995
Total	$6,462	$11,619
2014 Equity Incentive Plan
Beginning in 2019, the Company began granting restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under its 2014 Equity Incentive Plan (the “2014 EIP”), in lieu of restricted stock awards, primarily for stock plan administrative purposes.
Restricted Stock Units (“RSU”) and Performance-Based Restricted Stock Units (“PSU”)
In 2023 and 2022, fifty percent of the awards granted to our Chief Executive Officer were PSUs. The 2023 and 2022 PSU agreements provide that the quantity of units subject to vesting may range from 0% to 200% and 0% to 300%, respectively, of the units granted per the table below based on the Company's absolute total shareholder return (“TSR”) at the end of the performance periods of thirty-four months and eighteen months, respectively.
The following table summarizes PSU and RSU activity during the three months ended March 31, 2023:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2022	1,603,023	$21.33
Granted	1,396,277	8.91
Vested	(267,994)	20.40
Forfeited	(29,867)	22.99
Unvested restricted units outstanding as of March 31, 2023	2,701,439	$14.99
The PSU and RSU activity table above includes PSU units granted that are based on a 100% target payout. Compensation expense is recognized over the required service period of the grant. The fair value of the RSUs is determined based on the grant date fair value of the award. The fair value of the PSUs is determined using the Monte Carlo simulation model and is not subject to fluctuation due to achievement of the underlying market-based target.

Significant assumptions used in the Monte Carlo simulation model for the PSUs granted during the three months ended March 31, 2023 and year ended December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Expected volatility	55.5%	49.5%
Risk-free interest rate	4.4%	0.7%
Remaining performance period (in years)	2.86	1.46
Dividend yield	—	—
Stock Option Activity
Stock option activity during the three months ended March 31, 2023 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2022	154,321	$11.19
Options exercised	(819)	1.77
Options forfeited	—	—
Options expired	(819)	6.23
Outstanding at March 31, 2023	152,683	$11.27

12. Revenue Recognition
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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of March 31, 2023 and December 31, 2022, unbilled receivables were $6.2 million and $5.3 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the three months ended March 31, 2023.
The following table presents the activity impacting deferred commissions for the three months ended March 31, 2023 :

($ in thousands)	Deferred Commissions
Balance at December 31, 2022	$24,755
Capitalized deferred commissions	2,987
Amortization of deferred commissions	(3,289)
Balance at March 31, 2023	$24,453
Amortization of deferred commissions in excess of commissions capitalized for the three months ended March 31, 2023 was $0.3 million.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.

Deferred revenue is mainly unearned revenue related to subscription services and support services. During the three months ended March 31, 2023, we recognized $48.2 million and $1.5 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of March 31, 2023, approximately $275.1 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 69% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the United States, United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
Subscription and support:
United States	$52,242	$51,344
United Kingdom	9,675	11,590
Canada	3,491	3,468
Other International	7,506	7,225
Total subscription and support revenue	72,914	73,627
Perpetual license:
United States	656	737
United Kingdom	223	129
Canada	42	76
Other International	650	836
Total perpetual license revenue	1,571	1,778
Professional services:
United States	1,597	1,695
United Kingdom	258	790
Canada	229	204
Other International	487	622
Total professional service revenue	2,571	3,311
Total revenue	$77,056	$78,716

13. Related Party Transactions
The Company does not have any material related party transactions to report for the three months ended March 31, 2023 and March 31, 2022.

14. Subsequent Events
On May 2, 2023, the Board of Directors (the “Board of Directors”) of the Company, authorized and declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock. The dividend is payable on May 12, 2023 (the “Record Date”), to the holders of record of shares of Common Stock as of 5:00 P.M., New York City time, on the Record Date. The description and terms of the Rights are set forth in a Tax Benefit Preservation Plan, dated as of May 2, 2023, as the same may be amended from time to time (the “Plan”), between the Company and Broadridge Corporate Issuer Solutions, LLC, as Rights Agent.

By adopting the Plan, the Board of Directors is seeking to protect the Company’s ability to use its net operating loss carryforwards (“NOLs”) and other tax attributes to offset potential future income tax liabilities. The Company’s ability to use such NOLs and other tax attributes would be substantially limited if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code (the “Code”). Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last “ownership change” experienced by the Company. The Plan is intended to make it more difficult for the Company to undergo an ownership change by deterring any person from acquiring 4.9% or more of the outstanding shares of stock without the approval of the Board of Directors. The Board of Directors believes it is in the best interest of the Company and its stockholders to reduce the likelihood of an ownership change, which could harm the Company’s future operating results by effectively increasing the Company future tax liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 28, 2023. In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•our expectations as to the payment of dividends; and
•other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023, as updated by this Quarterly Report on Form 10-Q and periodically updated as necessary in our future quarterly reports on Form 10-Q and other filings that we make with the SEC.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
Through a series of acquisitions and integrations, we have established a library of diverse, cloud-based software applications that address specific digital transformation needs. Our revenue has grown from $149.9 million in the year ended December 31, 2018 to $317.3 million in the year ended December 31, 2022, representing a compound annual growth rate of 21%. During the three months ended March 31, 2023 foreign revenue as a percent of total revenue decreased to 29% compared to 32% during the three months ended March 31, 2022. See “Note 12. Revenue Recognition” in the notes to our unaudited condensed consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions of complementary technologies and businesses. This will expand our product library, customer base, and market access resulting in increased benefits of scale. Consistent with our growth strategy, we have made 31 acquisitions from February 2012 through March 31, 2023.
Recent Developments
On May 2, 2023, the Board of Directors (the “Board of Directors”) of the Company, authorized and declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock. The dividend is payable on May 12, 2023 (the “Record Date”), to the holders of record of shares of Common Stock as of 5:00 P.M., New York City time, on the Record Date. The description and terms of the Rights are set forth in a Tax Benefit Preservation Plan, dated as of May 2, 2023, as the same may be amended from time to time (the “Plan”), between the Company and Broadridge Corporate Issuer Solutions, LLC, as Rights Agent. See “Note 14. Subsequent Events” for further details.
Acquisitions
2022 Acquisitions

During the three months ended March 31, 2022, we completed the two acquisitions summarized below. As a result, the impact of these two acquisitions are fully reflected in our results of operations for the three months ended March 31, 2023 but are not fully reflected in our results of operations for the three months ended March 31, 2022.

•BA Insight - On February 22, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of BA Insight Inc., a Delaware corporation.
•Objectif Lune - On January 7, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Objectif Lune Inc., a Quebec proprietary company.

Results of Operations

Consolidated Statements of Operations Data

The following tables set forth our results of operations for the specified periods, as well as our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.

	Three Months Ended March 31,
	2023		2022
	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$72,914	95%	$73,627	94%
Perpetual license	1,571	2%	1,778	2%
Total product revenue	74,485	97%	75,405	96%
Professional services	2,571	3%	3,311	4%
Total revenue	77,056	100%	78,716	100%
Cost of revenue:
Subscription and support (1)(3)	23,485	30%	22,069	28%
Professional services and other (1)	2,051	3%	2,686	3%
Total cost of revenue	25,536	33%	24,755	31%
Gross profit	51,520	67%	53,961	69%
Operating expenses:
Sales and marketing (1)	14,289	19%	15,593	20%
Research and development (1)	12,530	16%	12,067	15%
General and administrative (1)(2)	17,189	22%	19,614	25%
Depreciation and amortization	15,094	20%	11,051	14%
Acquisition-related expenses	1,094	1%	10,413	13%
Impairment of goodwill	128,755	167%	—	—%
Total operating expenses	188,951	245%	68,738	87%
Loss from operations	(137,431)	(178)%	(14,777)	(18)%
Other Expense:
Interest expense, net	(5,461)	(7)%	(7,762)	(10)%
Other income (expense), net	1,425	2%	(418)	(1)%
Total other expense	(4,036)	(5)%	(8,180)	(11)%
Loss before provision for income taxes	(141,467)	(183)%	(22,957)	(29)%
Benefit from income taxes	1,422	1%	126	—%
Net loss	(140,045)	(182)%	(22,831)	(29)%
Preferred stock dividends and accretion	(1,315)	(2)%	—	—%
Net loss attributable to common shareholders	$(141,360)	(184)%	$(22,831)	(29)%
Net loss per common share:
Net loss per common share, basic and diluted	$(4.38)		$(0.73)
Weighted-average common shares outstanding, basic and diluted	32,259,110		31,163,273

(1) Includes stock-based compensation detailed under Share-based Compensation in “Item 1. Financial Statements—Note 11. Stockholders' Equity”.
(2) Includes General and administrative stock-based compensation of $4.9 million and $9.0 million for the three months March 31, 2023 and March 31, 2022, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 16% and 13% for the three months ended March 31, 2023 and March 31, 2022.

(3) Includes depreciation and amortization of $3.4 million and $3.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Revenue:
Subscription and support	$72,914	$73,627	(1)%
Perpetual license	1,571	1,778	(12)%
Total product revenue	74,485	75,405	(1)%
Professional services	2,571	3,311	(22)%
Total revenue	$77,056	$78,716	(2)%

Percentage of revenue:
Subscription and support	95%	94%
Perpetual license	2%	2%
Total product revenue	97%	96%
Professional services	3%	4%
Total revenue	100%	100%

Total revenue was $77.1 million in the three months ended March 31, 2023, compared to $78.7 million in the three months ended March 31, 2022, a decrease of $1.6 million, or 2%. This decrease is attributable to a decline of $0.7 million in subscription and support revenue, a decline of $0.2 million in perpetual license revenue, and a decline of $0.7 million in professional services revenue.
The table below details the $0.7 million decrease in subscription and support revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Increase from acquisition not fully in the prior year comparative period (1)	$1,697
Decrease related to Sunset Assets (2)	(2,668)
Increase related to overage charges (3)	563
Remaining decrease related to core organic business (4)	(305)
Total decrease in Subscription and support revenue	$(713)

(1) Subscription and support revenue related to our acquisition not fully in the prior year comparative period was $2.4 million for the three months ended March 31, 2023, after the reduction of $0.1 million purchase accounting deferred revenue discount for the three months ended March 31, 2023.

(2) During the fourth quarter of 2022, in connection with the periodic review of its business, the Company decided to sunset certain non-strategic product offerings and customer contracts (collectively referred to as “Sunset Assets”). Subscription and support revenue related to these Sunset Assets was $8.9 million for the three months ended March 31, 2023. During future periodic reviews of our business we may determine to add additional non-strategic product offerings or customer contracts to Sunset Assets. Similarly, we may determine that a product offering or customer contract previously determined to be non-strategic in fact does have a strategic value to the Company and therefore we may remove that product offering or customer contract from the classification of Sunset Assets. In either case, we will adjust the revenues attributable to Sunset Assets for the then current period and properly reflect the year over year change for such addition or removal.

(3) Overage Charges are revenue earned in addition to contractual minimum customer commitments as a result of the usage volume of services including text and e-mail messaging and third party pass-through costs that exceed the levels stipulated in contracts with the Company. Subscription and support revenue related to Overage Charges was $2.4 million for the three months ended March 31, 2023.

(4) Subscription and support revenue for the three months ended March 31, 2022 excluding revenue from acquisitions not fully in the prior year comparative period, revenue from Sunset Assets and revenue from overage charges (all as disclosed in this table and footnotes) referred to here as subscription and support revenue from the core organic business declined by $0.3 million to $59.2 million for the three months ended March 31, 2023. However, using constant currency foreign exchange rates from the three months ended March 31, 2022, subscription and support revenue from the core organic business grew by $0.4 million to $59.9 million for the three months ended March 31, 2023.

The $0.2 million decrease in perpetual license revenue is normal quarterly variation as we do not expect an ongoing downtrend in perpetual license revenue.

The $0.7 million decrease in professional services revenue is related to the typical decline of professional services revenue of acquired businesses where we de-emphasize low margin or negative margin professional service projects along with the decline of professional service revenue from Sunset Assets.

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$23,485	$22,069	6%
Professional services and other	2,051	2,686	(24)%
Total cost of revenue	25,536	24,755	3%
Gross profit	$51,520	$53,961

Percentage of total revenue:
Subscription and support (1)	30%	28%
Professional services and other	3%	3%
Total cost of revenue	33%	31%
Gross profit	67%	69%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$2	$2
Amortization	$3,404	$3,209
Stock Compensation	$302	$402
Cost of subscription and support revenue was $23.5 million in the three months ended March 31, 2023, compared to $22.1 million in the three months ended March 31, 2022, an increase of $1.4 million, or 6%. The acquisitions not fully in the comparable period contributed $0.2 million to cost of subscription and support revenue, primarily related to costs associated with the delivery of the newly acquired products. Cost of subscription and support revenue related to our Sunset Assets decreased by $1.2 million as a result of decreased sales and marketing focus on those Sunset Assets. The remaining increase in cost of subscription and support revenue of $2.4 million is primarily related to an increase in personnel related costs, carrier pass-through costs, hosting costs and amortization partially offset by a decrease in stock compensation.
Cost of professional services and other revenue was $2.1 million in the three months ended March 31, 2023, compared to $2.7 million in the three months ended March 31, 2022, a decrease of $0.6 million, or 24%. Cost of professional services related to our Sunset Assets decreased by $0.4 million as a result of decreased sales and marketing focus on those Sunset Assets. The remaining decrease in cost of professional services of $0.2 million was related to a decrease in personnel related costs.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Sales and marketing (1)	$14,289	$15,593	(8)%
Percentage of total revenue	19%	20%

(1) Includes stock compensation expense as follows:
Stock Compensation	$576	$1,474
Sales and marketing expense was $14.3 million in the three months ended March 31, 2023, compared to $15.6 million in the three months ended March 31, 2022, a decrease of $1.3 million, or 8%. The acquisitions not fully in the comparable period contributed an increase of $0.2 million to sales and marketing expense, primarily consisting of personnel related costs. Sales and marketing expense related to our Sunset Assets decreased by $1.0 million as a result of decreased sales and marketing focus on those Sunset Assets. A decrease in sales and marketing expense of $0.9 million is attributable to a reduction in non-cash stock compensation expense. The remaining increase in sales and marketing expense of $0.4 million is primarily attributable to increased personnel related costs associated with our growth investments.
Research and Development Expense

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Research and development (1)	$12,530	$12,067	4%
Percentage of total revenue	16%	15%

(1) Includes stock compensation expense as follows:
Stock Compensation	$655	$748
Research and development expense was $12.5 million in the three months ended March 31, 2023, compared to $12.1 million in the three months ended March 31, 2022, an increase of $0.4 million, or 4%. The acquisitions not fully in the comparable period contributed $0.1 million to the increase in research and development expense primarily consisting of personnel related costs. Research and development expense related to our Sunset Assets decreased by $0.9 million as a result of decreased engineering focus on those Sunset Assets. The remaining increase of $1.2 million in research and development expense is primarily related to personnel related costs associated with our growth investments.
General and Administrative Expense

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
General and administrative (1)	$17,189	$19,614	(12)%
Percentage of total revenue	22%	25%

(1) Includes stock compensation expense as follows:
Stock Compensation	$4,929	$8,995
General and administrative expense was $17.2 million in the three months ended March 31, 2023, compared to $19.6 million in the three months ended March 31, 2022, a decrease of $2.4 million, or 12%. General and administrative expense decreased by $0.2 million due to lower personnel related expenses related to our Sunset Assets. In addition, general and administrative expense decreased by $4.1 million due to lower non-cash stock compensation expense, which was partially offset by a $1.9 million increase in personnel related expenses and outside professional expenses.

Depreciation and Amortization Expense

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$328	$435	(25)%
Amortization	14,766	10,616	39%
Total depreciation and amortization	$15,094	$11,051	37%

Percentage of total revenue:
Depreciation	1%	1%
Amortization	19%	13%
Total depreciation and amortization	20%	14%
Depreciation and amortization expense was $15.1 million in the three months ended March 31, 2023, compared to $11.1 million in the three months ended March 31, 2022, an increase of $4.0 million, or 37%. The acquisitions not fully in the comparable period increased depreciation and amortization expense by $0.2 million, primarily related to acquired intangible assets such as customer relationships, developed technology and tradenames. Depreciation and amortization expense related to our Sunset Assets increased by $4.6 million. The remaining decrease in depreciation and amortization expense of $0.8 million resulted from assets becoming fully depreciated and amortized.
Acquisition-related Expenses

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Acquisition-related expenses	$1,094	$10,413	(89)%
Percentage of total revenue	1%	13%
Acquisition-related expenses are typically one-time expenses incurred for up to four quarters after each acquisition, with the majority of these costs being incurred within 6 to 9 months, to transform the acquired business into the Company's unified operating platform. These expenses can vary based on the size, timing and location of each acquisition. These acquisition-related expenses include transaction related expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. These acquisition-related expenses also include transformational expenses such as severance, compensation for transitional personnel, office lease terminations, vendor cancellations, and adjustments to the fair value of earnouts due to sellers. Generally, without new acquisition activity, acquisition related expenses decline in subsequent sequential quarters and may no longer be incurred after the first anniversary of the last closed acquisition.
Acquisition-related expense was $1.1 million in the three months ended March 31, 2023, compared to $10.4 million in the three months ended March 31, 2022, a decrease of $9.3 million, or 89%. During the three months ended March 31, 2023, transaction related expense was nil compared to $4.5 million for the three months ended March 31, 2022. Transformational expenses were $1.1 million and $5.9 million during the three months ended March 31, 2023 and 2022, respectively. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. We have had no new acquisitions since our two acquisitions during the three months ended March 31, 2022. Transformation expenses in the three months ended March 31, 2022 include expenses related to acquisitions closed in the three months ended March 31, 2022 as well the three acquisitions closed in 2021.
Impairment of goodwill

	Three Months Ended March 31,
	2023	2022	% Change
	(dollars in thousands)
Impairment of goodwill	$128,755	$—	NA

Goodwill impairment is recognized on a non-recurring basis when the carrying value (or GAAP basis book value) of our Company (which is our only reporting unit) exceeds the estimated fair value of our Company as determined by reference to a number of factors and assumptions, including the spot closing price of our Common Stock as of a certain reporting or measurement date. We assess Goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the carrying value of our Company to exceed the estimated fair value of our Company. As a result of the decline of our stock price during the three months ended March 31, 2023, we performed a Goodwill impairment evaluation, which resulted in a Goodwill impairment of $128.8 million. See “Note 5. Goodwill and Other Intangible Assets” in the notes to our condensed consolidated financial statements for more information regarding our first quarter 2023 Goodwill impairment. We will continue to evaluate Goodwill for impairment in 2023 and future impairments of Goodwill could occur if our stock price continues to decline.
Other Income (Expense)

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Other expense:
Interest expense, net	$(5,461)	$(7,762)	(30)%
Other income (expense), net	1,425	(418)	(441)%
Total other expense	$(4,036)	$(8,180)	(51)%

Percentage of total revenue:
Interest expense, net	(7)%	(10)%
Other income (expense), net	2%	(1)%
Total other expense	(5)%	(11)%
Interest expense, net was $5.5 million in the three months ended March 31, 2023 compared to $7.8 million in the three months ended March 31, 2022 a decrease in interest expense of $2.3 million or 30%, due primarily to higher interest income on our interest-bearing cash balances as well as a decrease in interest expense due to scheduled principal payments lowering outstanding borrowings on our Credit Facility.
Other income was $1.4 million in the three months ended March 31, 2023, compared to other expense of $0.4 million in the three months ended March 31, 2022. Other income recognized during the three months ended March 31, 2023 was related primarily to foreign currency exchange gains.
Benefit from Income Taxes

	Three Months Ended March 31,
	2023	2022	% Change

	(dollars in thousands)
Benefit from income taxes	$1,422	$126	1,029%
Percentage of total revenue	1%	—%
Benefit from income taxes was $1.4 million in the three months ended March 31, 2023, compared to a benefit for income taxes of $0.1 million in the three months ended March 31, 2022, resulting in an increase in benefit from income taxes of $1.3 million. The benefit from income taxes for the three months ended March 31, 2023 related primarily related to the deferred tax impact of the goodwill impairment booked during the first quarter of 2023. This tax benefit is offset by the foreign income taxes associated with our combined non U.S. operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, and U.S. state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The benefit from income taxes for the three months ended March 31, 2022 related primarily to foreign income taxes associated with our combined non-U.S. operations. These tax benefits were offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain U.S. states in which the Company does not file on a consolidated basis or have net operating loss carryforwards and the impact, recorded as discrete, of the deferred tax provision attributable to the tax gain associated with the transfer of goodwill between foreign and domestic jurisdictions.

Inflation
Inflation may further effect our business, financial condition or results of operations. If our costs were to continue to become subject to significant inflationary pressures, we may be further challenged in our ability to offset such higher costs through price increases. Our inability or failure to do so could further harm our business, financial condition and results of operations.

Non-GAAP Financial Measures
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

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(140,045)	$(22,831)
Add:
Depreciation and amortization expense	18,500	14,262
Interest expense, net	5,461	7,762
Other expense (income), net	(1,425)	418
Benefit from income taxes	(1,422)	(126)
Stock-based compensation expense	6,462	11,619
Acquisition-related expense	1,086	10,413
Purchase accounting deferred revenue discount	228	1,929
Impairment of goodwill	128,755	—
Adjusted EBITDA	$17,600	$23,446
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
Liquidity and Capital Resources
To date, we have financed our operations primarily through the raising of capital including sales of our common stock or our convertible preferred stock, cash from operating activities, and borrowings under our credit facility. We believe that current cash and cash equivalents, cash flows from operating activities, availability under our existing credit facility will be sufficient to fund our operations for at least the next twelve months. In addition, we may utilize the sources of capital available to us under our Credit Facility to support our continued growth via acquisitions.
As of March 31, 2023, we had cash and cash equivalents of $257.7 million, $60.0 million of available borrowings under our credit facility, as discussed below, and $521.1 million of borrowings outstanding under our credit facility. As of December 31, 2022, we had cash and cash equivalents of $248.7 million, $60.0 million of available borrowings under our Credit Facility, and $522.5 million of borrowings outstanding under our credit facility. The $9.1 million increase in cash and cash equivalents from December 31, 2022 to March 31, 2023 was due primarily to the seasonality of our customer cash receipts in the three months ended March 31, 2023 from our customer contract renewals in the three months ended December 31, 2022.

Our cash and cash equivalents held by our foreign subsidiaries was $53.5 million as of March 31, 2023 and $34.8 million as of December 31, 2022. If these funds held by our foreign subsidiaries are needed for our domestic operations, a repatriation of these funds may require us to accrue and pay dividend withholding taxes in the foreign jurisdictions where applicable and accrue and pay U.S. taxes to the extent such dividend income exceeds our ability to utilize our net operating loss carryforwards. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of March 31, 2023 and December 31, 2022, we had a working capital surplus of $180.2 million and surplus of $170.1 million, respectively.

Series A Preferred Stock

The Series A Preferred Stock as discussed in “Note 10. Series A Preferred Stock” provided us an additional $115.0 million in liquidity during the three months ended March 31, 2023, which we intend to use for (a) for general corporate purposes and (b) for transaction-related fees and expenses. As of March 31, 2023, the Series A Preferred Stock Issuance Costs totaled $4.6 million.

The holders of Series A Convertible Preferred Stock are entitled to dividends (i) at the rate of 4.5% per annum until but excluding the seven year anniversary of the closing, and (ii) at the rate of 7.0% per annum on and after the seven year anniversary of the closing, and are also entitled to fully participate in any dividends or other distributions declared or paid on our common stock on an as-converted basis. Dividends will be payable quarterly in arrears, and may be paid, at our option, in cash or by paying dividends in kind. Our ability to pay cash dividends is subject to the restrictions under the Credit Facility (as defined below). The Series A Preferred Stock had accrued unpaid dividends of $3.2 million as of March 31, 2023.

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

On October 21, 2022 we filed a resale registration statement on Form S-3 (File No. 333-267973), on behalf of Ulysses Aggregator, LP (the “Purchaser”) and pursuant to the Registration Rights Agreement between us and the Purchaser, which became effective on November 1, 2022 and covers (i) the issued Series A Preferred Stock and (ii) the number of shares of the Company’s common stock issuable upon conversion of such Series A Preferred Stock, which amount includes and assumes that dividends on the Series A Preferred Stock are paid by increasing the Liquidation Preference of the Series A Preferred Stock for a period of sixteen dividend payment periods from the initial issuance date. See “Note—10. Series A Preferred Stock” in the notes to our consolidated financial statements for more information regarding our Series A Preferred Stock.
Credit Facility
On August 6, 2019, we entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan B facility (the “Term Loan”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of March 31, 2023.
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
The Credit Facility has no financial covenants as long as less than 35% of the Revolver is drawn as of the last day of any fiscal quarter. The credit facility is secured by a security interest in substantially all of our assets and requires us to maintain certain financial covenants. The Credit Facility contains certain non-financial restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens, effect changes in management and enter into new businesses. As of March 31, 2023 we were in compliance with all covenants under the Credit Facility. See “Note 7. Debt—Credit Facility” for more information regarding our Credit Facility and outstanding debt as of March 31, 2023.
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
The interest rate swap has been designated as a cash flow hedge and is valued using a market approach, which is a Level 2 valuation technique. At March 31, 2023, the fair value of the interest rate swap was a $33.0 million asset. The decrease in the fair value of the interest rate swap assets during the three months ended March 31, 2023 is the result of the change in the yield curve for our interest rate swaps compared to December 31, 2022.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$15,825	$8,222
Net cash used in investing activities	(215)	(62,509)
Net cash used in financing activities	(6,781)	(4,211)
Effect of exchange rate fluctuations on cash	238	(217)
Change in cash and cash equivalents	9,067	(58,715)
Cash and cash equivalents, beginning of period	248,653	189,158
Cash and cash equivalents, end of period	$257,720	$130,443
Cash Flows from Operating Activities
Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Included in net cash provided by operations are one-time acquisition related expenses incurred after each acquisition to transact and transform the acquired business into the Company's unified operating platform. Additionally, operating cash flows includes the impact of earn-outs payments in excess of original purchase accounting estimates. Our working capital consists primarily of cash, receivables from customers, prepaid assets, unbilled professional services, deferred commissions, accounts payable, accrued compensation and other accrued expenses, acquisition related earnout and holdback liabilities, lease liabilities, and deferred revenues. The volume of professional services rendered, the volume and timing of customer bookings and contract renewals, and the related timing of collections on those bookings and renewals, as well as the timing of spending commitments and payments of our accounts payable, accrued expenses, accrued payroll and related benefits, all affect these account balances.
Cash provided by operating activities was $15.8 million for the three months ended March 31, 2023 compared to cash provided by operating activities of $8.2 million for the three months ended March 31, 2022, an increase of $7.6 million. Working capital sources of cash for the three months ended March 31, 2023 included a $7.0 million decrease in accounts receivable related to the timing of collections. Working capital uses of cash for the three months ended March 31, 2023 included a $4.8 million increase in prepaid expenses and other current assets, partially offset by amortization of previously deferred costs of $3.4 million. In addition, working capital uses of cash for the three months ended March 31, 2023 included a $0.9 million decrease in accrued expenses and a $0.2 million decrease in accounts payable.
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
Cash Flows from Investing Activities
Our primary investing activities have consisted of acquisitions of complementary technologies and businesses. As our business grows, we expect our primary investing activities to continue to expand our product library, customer base, and market access.
For the three months ended March 31, 2023, cash used in investing activities consisted of purchases of property and equipment of $0.2 million. Cash used in investing activities decreased $62.3 million for the three months ended March 31, 2023 compared to the same period in 2022 primarily as a result of no acquisitions closed during the period compared to the two acquisitions in the comparable prior year period.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our acquisitions, proceeds from debt obligations incurred to finance our acquisitions, repayments of our debt obligations, and share based employee payroll tax payment activity.
Cash used in financing activities increased $2.6 million for the three months ended March 31, 2023 compared to the same period in 2022 due to a $2.6 million increase in additional consideration paid to sellers (i.e. acquisition holdbacks).
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
The following critical accounting policies reflect significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•revenue recognition and deferred revenue;
•income taxes;
•deferred sales commissions and sales commission expense;
•business combinations;

•goodwill and other intangibles; and
•stock-based compensation.
We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 9, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three months ended March 31, 2023, as presented herein and in “Item 1. Financial Statements” to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023 (the “Annual Report”). Please refer to our Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, refer to “Note 2. Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to our condensed consolidated financial statements.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. In conjunction with our $350 million, 7 year, term loan, and subsequent entry into an additional $190 million in incremental term loans under the Credit Facility, we entered into interest rate swap agreement for the full seven-year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our $60 million, 5 year, revolving credit facility remains floating. As of March 31, 2023, we had an outstanding balance of $521.1 million under our Credit Facility. As there was no debt outstanding under our revolving credit facility as of March 31, 2023, a hypothetical change of 100 basis points would result in no change to total interest expense.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, Canadian dollars, British pounds, and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business could have resulted in a change in revenue of $1.7 million for the three months ended March 31, 2023. To date, we have not engaged in any currency hedging strategies. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Except as set forth below, there have been no material changes during 2023 to the risk factors that were included in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2023.

Our Board has adopted a Tax Benefit Preservation Plan, which may not protect the future availability of the Company’s tax assets in all circumstances and which could delay or discourage takeover attempts that some shareholders may consider favorable.
As of March 31, 2023, we had approximately $147 million of U.S. federal net operating losses (“NOLs”) as well as other tax attributes that could be available in certain circumstances to reduce future U.S. corporate income tax liabilities. Pursuant to Section 382 (“Section 382”) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and the Treasury Regulations issued thereunder, a corporation that undergoes an “ownership change” is subject to limitations on its use of its existing NOL and interest expense carryforwards and certain other tax attributes (collectively, “Tax Assets”), which can be utilized in certain circumstances to offset future U.S. tax liabilities. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last “ownership change” experienced by the Company. In the event of such an “ownership change,” Section 382 imposes an annual limitation on the amount of post-change taxable income a corporation may offset with pre-change Tax Assets. Similar rules apply in various U.S. state and local jurisdictions. However, with respect to the substantial majority of our Tax Assets, while we have in recent years experienced significant changes in the ownership of our stock, we do not believe we have undergone an “ownership change” that would limit our ability to use these Tax Assets. However, there can be no assurance that the Internal Revenue Service will not challenge this position.
On May 2, 2023, our Board of Directors authorized and declared a dividend of one preferred stock purchase right for each outstanding share of Common Stock. See “Note 14. Subsequent Events” for additional information on the terms and operation of the Plan. By adopting the Plan, the Board of Directors is seeking to protect the Company’s ability to use its NOLs and other tax attributes to offset potential future income tax liabilities. The Company’s ability to use such NOLs and other tax attributes would be substantially limited if the Company experiences an “ownership change,” as defined in Section 382. The Plan is intended to make it more difficult for the Company to undergo an ownership change by deterring any person from acquiring 4.9% or more of the outstanding shares of stock without the approval of the Board of Directors. However, there can be no assurance that the Plan will prevent an “ownership change” from occurring for purposes of Section 382, and events outside of our control and which may not be subject to the Plan, such as sales of our stock by certain existing shareholders, may result in such an “ownership change” in the future. While we currently have a full valuation allowance against our NOLs and other historic Tax Assets for financial accounting purposes, if we have undergone or in the future undergo an ownership change that applies to our Tax Assets, our ability to use these Tax Assets could be substantially limited after the ownership change, and this limit could have a substantial adverse effect on our cash flows and financial position.
While the Plan is not principally intended to prevent a takeover, it may have an anti-takeover effect because an “acquiring person” thereunder may be diluted upon the occurrence of a triggering event. Accordingly, the Plan may complicate or discourage a merger, tender offer, accumulations of substantial blocks of our stock, or assumption of control by a substantial holder of our securities. The Plan should not interfere with any merger or other business combination approved by the Board of Directors. Because the Board of Directors may consent to certain transactions, the Plan gives our Board of Directors significant discretion to act in the best interests of shareholders.

Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Certificate of Designations of Series B Junior Participating Preferred Stock of Upland Software, Inc., filed with the Secretary of State of the State of Delaware on May 2, 2023 (previously filed and incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2023).

4.1
Tax Benefit Preservation Plan, dated as of May 2, 2023, by and between Upland Software, Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent (previously filed and incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2023).

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

101*
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended March 31, 2023, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Upland Software, Inc., (ii) condensed consolidated statements of operations of Upland Software, Inc., (iii) condensed consolidated statements of comprehensive income/(loss) of Upland Software, Inc., (iv) condensed consolidated statement of stockholders’ equity of Upland Software, Inc., (v) condensed consolidated statements of cash flows of Upland Software, Inc. and (vi) notes to unaudited condensed consolidated financial statements of Upland Software, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: May 9, 2023	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer