Form 10-Q
period 2023-06-30
Upland Software, Inc.
filed 2023-08-03
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
As of August 1, 2023, 32,654,615 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)
Item 1. Financial Statements

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$262,556	$248,653
Accounts receivable (net of allowance of $565 and $1,158 at June 30, 2023 and December 31, 2022, respectively)	34,434	47,594
Deferred commissions, current	10,697	10,961
Unbilled receivables	3,615	5,313
Prepaid expenses and other current assets	12,167	8,774
Total current assets	323,469	321,295
Tax credits receivable	1,977	2,411
Property and equipment, net	1,674	1,830
Operating lease right-of-use asset	3,676	5,719
Intangible assets, net	215,946	248,851
Goodwill	352,571	477,043
Deferred commissions, noncurrent	13,611	13,794
Interest rate swap assets	40,919	41,168
Other assets	2,135	1,348
Total assets	$955,978	$1,113,459
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,797	$14,939
Accrued compensation	7,535	7,393
Accrued expenses and other current liabilities	7,395	10,644
Deferred revenue	102,291	106,465
Liabilities due to sellers of businesses	—	5,429
Operating lease liabilities, current	2,243	3,205
Current maturities of notes payable (includes unamortized discount of $2,306 and $2,264 at June 30, 2023 and December 31, 2022, respectively)	3,094	3,136
Total current liabilities	136,355	151,211
Notes payable, less current maturities (includes unamortized discount of $4,187 and $5,203 at June 30, 2023 and December 31, 2022, respectively)	510,163	511,847
Deferred revenue, noncurrent	3,637	4,707
Operating lease liabilities, noncurrent	3,213	4,947
Noncurrent deferred tax liability, net	18,610	18,416
Other long-term liabilities	1,281	1,170
Total liabilities	673,259	692,298
Mezzanine Equity
Series A Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 115,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	114,935	112,291
Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 and 50,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively ; 32,654,615 and 32,221,855 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	616,556	606,755
Accumulated other comprehensive income	15,415	11,110
Accumulated deficit	(464,190)	(308,998)
Total stockholders’ equity	167,784	308,870
Total liabilities, convertible preferred stock and stockholders’ equity	$955,978	$1,113,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription and support	$70,494	$75,017	$143,408	$148,644
Perpetual license	1,252	1,858	2,823	3,636
Total product revenue	71,746	76,875	146,231	152,280
Professional services	2,751	3,352	5,322	6,663
Total revenue	74,497	80,227	151,553	158,943
Cost of revenue:
Subscription and support	22,073	24,125	45,558	46,194
Professional services and other	2,105	2,428	4,156	5,114
Total cost of revenue	24,178	26,553	49,714	51,308
Gross profit	50,319	53,674	101,839	107,635
Operating expenses:
Sales and marketing	15,755	15,331	30,044	30,924
Research and development	12,443	11,676	24,973	23,743
General and administrative	15,583	21,828	32,772	41,442
Depreciation and amortization	14,853	10,802	29,947	21,853
Acquisition-related expenses	1,072	4,925	2,166	15,338
Impairment of goodwill	—	—	128,755	—
Total operating expenses	59,706	64,562	248,657	133,300
Loss from operations	(9,387)	(10,888)	(146,818)	(25,665)
Other expense:
Interest expense, net	(5,376)	(7,754)	(10,837)	(15,516)
Other income (expense), net	(617)	1,777	808	1,359
Total other expense	(5,993)	(5,977)	(10,029)	(14,157)
Loss before benefit from income taxes	(15,380)	(16,865)	(156,847)	(39,822)
Benefit from income taxes	233	472	1,655	598
Net loss	$(15,147)	$(16,393)	$(155,192)	$(39,224)
Preferred stock dividends	(1,329)	—	(2,644)	—
Net loss attributable to common stockholders	$(16,476)	$(16,393)	$(157,836)	$(39,224)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.51)	$(0.52)	$(4.88)	$(1.25)
Weighted-average common shares outstanding, basic and diluted	32,473,872	31,380,505	32,367,084	31,272,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(15,147)	$(16,393)	$(155,192)	$(39,224)
Other comprehensive income (loss):
Foreign currency translation adjustment	840	(17,356)	855	(18,403)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	2,464	(5,503)	3,699	(6,796)
Unrealized gain (loss) on interest rate swaps	7,905	8,156	(249)	34,369
Other comprehensive income (loss):	$11,209	$(14,703)	$4,305	$9,170
Comprehensive loss	$(3,938)	$(31,096)	$(150,887)	$(30,054)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	115,000	$113,606	32,441,010	$3	$611,667	$4,206	$(449,043)	$166,833
Dividends accrued - Convertible Preferred Stock	—	1,329	—	—	(1,329)	—	—	(1,329)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	213,605	—	(152)	—	—	(152)
Stock-based compensation	—	—	—	—	6,370	—	—	6,370
Foreign currency translation adjustment	—	—	—	—	—	840	—	840
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	2,464	—	2,464
Unrealized gain (loss) on interest rate swaps	—	—	—	—	—	7,905	—	7,905
Net loss	—	—	—	—	—	—	(15,147)	(15,147)
Balance at June 30, 2023	115,000	$114,935	32,654,615	$3	$616,556	$15,415	$(464,190)	$167,784

	Three Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	—	$—	31,320,765	$3	$579,638	$12,359	$(263,416)	$328,584
Issuance of stock under Company plans, net of shares withheld for tax	—	—	311,863	—	(435)	—	—	(435)
Stock-based compensation	—	—	—	—	14,877	—	—	14,877
Foreign currency translation adjustment	—	—	—	—	—	(17,356)	—	(17,356)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	(5,503)	—	(5,503)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	—	8,156	—	8,156
Net loss	—	—	—	—	—	—	(16,393)	(16,393)
Balance at June 30, 2022	—	$—	31,632,628	$3	$594,080	$(2,344)	$(279,809)	$311,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	115,000	112,291	32,221,855	$3	$606,755	$11,110	$(308,998)	$308,870
Dividends accrued - Convertible Preferred Stock	—	2,644	—	—	$(2,644)	—	—	(2,644)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	432,760	—	(387)	—	—	(387)
Stock-based compensation	—	—	—	—	12,832	—	—	12,832
Foreign currency translation adjustment	—	—	—	—	—	855	—	855
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	3,699	—	3,699
Unrealized gain (loss) on interest rate swaps	—	—	—	—	—	(249)	—	(249)
Net loss	—	—	—	—	—	—	(155,192)	(155,192)
Balance at June 30, 2023	115,000	$114,935	32,654,615	$3	$616,556	$15,415	$(464,190)	$167,784

			Six Months Ended June 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	31,096,548	$3	$568,384	$(11,514)	$(240,585)	$316,288
Issuance of stock under Company plans, net of shares withheld for tax	—	—	536,080	—	(800)	—	—	(800)
Stock-based compensation	—	—	—	—	26,496	—	—	26,496
Foreign currency translation adjustment	—	—	—	—	—	(18,403)	—	(18,403)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	(6,796)	—	(6,796)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	—	34,369	—	34,369
Net loss	—	—	—	—	—	—	(39,224)	(39,224)
Balance at June 30, 2022	—	$—	31,632,628	$3	$594,080	$(2,344)	$(279,809)	$311,930

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Operating activities
Net loss	$(155,192)	$(39,224)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,784	28,193
Change in fair value of liabilities due to sellers of businesses	—	(75)
Deferred income taxes	(2,674)	(2,407)
Amortization of deferred costs	6,667	5,883
Foreign currency re-measurement loss	(882)	3
Non-cash interest and other expense	1,152	1,115
Non-cash stock compensation expense	12,832	26,496
Non-cash loss on impairment of goodwill	128,755	—
Non-cash loss on retirement of fixed assets	34	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	13,212	22,087
Prepaid expenses and other current assets	(6,524)	(4,597)
Accounts payable	(1,217)	(898)
Accrued expenses and other liabilities	(4,106)	(5,154)
Deferred revenue	(5,994)	(9,162)
Net cash provided by operating activities	22,847	22,260
Investing activities
Purchase of property and equipment	(504)	(297)
Purchase business combinations, net of cash acquired	—	(62,356)
Net cash used in investing activities	(504)	(62,653)
Financing activities
Payments of debt costs	(177)	(20)
Payments on notes payable	(2,700)	(2,700)
Taxes paid related to net share settlement of equity awards	(388)	(982)
Issuance of common stock, net of issuance costs	1	182
Additional consideration paid to sellers of businesses	(5,550)	(3,088)
Net cash used in financing activities	(8,814)	(6,608)
Effect of exchange rate fluctuations on cash	374	(3,873)
Change in cash and cash equivalents	13,903	(50,874)
Cash and cash equivalents, beginning of period	248,653	189,158
Cash and cash equivalents, end of period	$262,556	$138,284
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$14,426	$14,474
Cash paid for taxes	$4,972	$2,416
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$—	$7,820

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other period.
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
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 3, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. No material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in our Annual Report.
Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable and the Company’s interest rate swap hedges. The Company’s cash and cash equivalents are placed with high quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. To manage accounts receivable credit risk, the Company performs periodic credit evaluations of its customers and maintains current expected credit losses which considers such factors as historical loss information, geographic location of customers, current market conditions, and reasonable and supportable forecasts.

No individual customer represented more than 10% of total revenues for the six months ended June 30, 2023, or more than
10% of accounts receivable as of June 30, 2023 or December 31, 2022.
Recent Accounting Pronouncements
Recently issued accounting pronouncements - Adopted
In March 2020, the Financial Standards Accounting Board (“FASB”) issued accounting standards update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We adopted Topic 848 during the first quarter of 2023. On February 21, 2023, the Company entered into an amended and restated credit agreement to, among other things, provide for the replacement of LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index measuring the cost of borrowing cash overnight collateralized by Treasury securities. The Company has elected to apply the debt agreement modification expedients related to changes to the reference rate from LIBOR to SOFR in the Company's Credit Agreement, which it completed during the three months ended March 31, 2023. Application of these expedients allows the Company to account for the modification as not substantial. As a result, the debt agreement modification will be accounted for by prospectively adjusting the Credit Agreement’s effective interest rate, any existing unamortized debt discount will carry forward and continue to be amortized and no remeasurement of the Credit Agreement at the modification date is required.

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
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance requires companies to apply the definition of a performance obligation under accounting standard codification (“ASC”) Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under prior GAAP, an acquirer in a business combination was generally required to recognize and measure the assets it acquired and the liabilities it assumed at fair value on the acquisition date. The new guidance will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. These amendments were effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted ASU 2021-08 on January 1, 2023 and our adoption did not have a material impact on our condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 simplified the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amended the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 amended the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The update also required entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance was effective for interim and annual periods beginning after December 15, 2021. The Company adopted this guidance in the first quarter of fiscal 2022.

3. Acquisitions
The Company performs quantitative and qualitative analyses to determine the significance of each acquisition to the financial statements the Company. Based on these analyses the below acquisitions were deemed to be insignificant on an individual and cumulative basis.
2023 Acquisitions
The Company had no acquisitions during the six months ended June 30, 2023.
2022 Acquisitions
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
(1)Represents the cash holdbacks subject to indemnification claims that are payable 12 months following closing for Objectif Lune, and 15 months following closing for BA Insight. As of June 30, 2023, all of the holdbacks had been paid.
Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting, and has recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. Management has recorded the purchase price allocations based upon acquired company information that is currently available. Management completed the purchase accounting for BA Insight in December 2022 and Objectif Lune during the first quarter of 2023.

The following condensed table presents the finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions during the year ended December 31, 2022 and through the six months ended June 30, 2023 (in thousands):

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
The following table summarizes the weighted-average useful lives, by major finite-lived intangible asset class, for intangibles acquired during the year ended December 31, 2022 (in years):

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
The goodwill of $49.3 million for the above acquisitions was primarily attributable to the synergies expected to arise after the acquisition and the value of the acquired workforce. Goodwill that was deductible for tax purposes at the time of the acquisitions was $4.6 million.

Total transaction related expenses incurred with respect to acquisition activity during the six months ended June 30, 2023 and June 30, 2022 were nil and $0.4 million, respectively. Transaction related expenses, excluding transformation costs, include expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. Transaction costs are included in acquisition-related expenses in our condensed consolidated statement of operations.

4. Fair Value Measurements
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
The Company’s financial instruments consist principally of cash and cash equivalents, money market funds, accounts receivable, accounts payable, interest rate swap assets, and debt. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value, primarily due to short maturities.
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2023
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$229,861	$—	$—	$229,861
Interest rate swap assets	$—	$40,919	$—	$40,919
Total	$229,861	$40,919	$—	$270,780

	Fair Value Measurements at December 31, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$172,849	$—	$—	$172,849
Interest rate swap asset	$—	$41,168	$—	$41,168
Total	$172,849	$41,168	$—	$214,017
Money market funds are highly-liquid investments and are included in cash and cash equivalents on the consolidated balance sheets. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.
The fair value of the Company's interest rate swap assets are measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2.
Debt
The Company believes the carrying value of its long-term debt at June 30, 2023 approximates its fair value based on the interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at June 30, 2023 and December 31, 2022 was $519.8 million and $522.5 million, respectively.

5. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the six months ended June 30, 2023 are summarized in the table below (in thousands):

Balance at December 31, 2022	$477,043
Adjustment related to prior year business combinations	415
Impairment of goodwill	(128,755)
Foreign currency translation adjustment and other	3,868
Balance at June 30, 2023	$352,571
As a result of the decline of our stock price impacting our market capitalization during the quarter ended March 31, 2023, we performed a quantitative impairment evaluation as of March 31, 2023, which resulted in a goodwill impairment of $128.8 million. This quantitative goodwill impairment analysis applied two methodologies to estimate the Company’s fair value which were: a) a discounted cash flow method and b) a guideline public company method. The two methods generated similar results and indicated that the fair value of the Company was less than its carrying value. The discounted cash flow method required significant judgments, including estimation of future cash flows, which are dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, and determination of our weighted average cost of capital. Under the guideline public company method, we estimated fair value based on a market multiple of revenues and earnings derived for comparable publicly traded companies with similar operating characteristics as the Company. We will continue to evaluate Goodwill for impairment and adjust as indicators arise.
Intangible assets, net include the estimated acquisition-date fair values of customer relationships, marketing-related assets, developed technology, and non-compete agreements that the Company recorded as part of its business acquisitions.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2023:		(unaudited)
Customer relationships	1-10	$377,077	$193,936	$183,141
Trade name	1.5-10	9,966	7,360	2,606
Developed technology	4-9	93,752	63,766	29,986
Favorable Leases	6.3	279	66	213
Total intangible assets		$481,074	$265,128	$215,946

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2022:
Customer relationships	1-10	$372,162	$162,995	$209,167
Trade name	1.5-10	9,837	6,728	3,109
Developed technology	4-9	92,585	56,240	36,345
Favorable Leases	6.3	$273	$43	$230
Total intangible assets		$474,857	$226,006	$248,851
Management recorded no impairments of intangible assets during the three and six months ended June 30, 2023 and June 30, 2022.
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. During the three months ended June 30, 2023, the Company adjusted the estimated useful life for certain intangible assets as a result of the continued evaluation of our products.

Total amortization expense was $18.0 million and $13.5 million during the three months ended June 30, 2023 and June 30, 2022, respectively, and $36.1 million and $27.4 million during the six months ended June 30, 2023 and June 30, 2022, respectively.
As of June 30, 2023, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2023	$34,105
2024	52,120
2025	37,077
2026	34,852
2027	30,584
2028 and thereafter	27,208
Total	$215,946
6. Income Taxes
The Company’s income tax benefit for the three and six months ended June 30, 2023 and June 30, 2022 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

The income tax benefit of $0.2 million and $1.7 million for the three and six months ended June 30, 2023 is primarily related to the deferred tax impact of the goodwill impairment booked during the first quarter of 2023. This tax benefit is offset by the foreign income taxes associated with our combined non-U.S. operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards.

The income tax benefit of $0.5 million and $0.6 million for the three and six months ended June 30, 2022 is primarily related to foreign income taxes associated with our combined non-U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards and the impact, recorded as discrete for the three months ended March 31, 2022, of the deferred tax provision attributable to the tax gain associated with the transfer of goodwill between foreign and domestic jurisdictions.

The Company historically incurred operating losses in the United States prior to 2021 and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at June 30, 2023 and December 31, 2022, respectively.

The Company has reflected any uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets. The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction, several U.S. state jurisdictions and several foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2019 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2018, other than where cross-border transactions extend the statute of limitations. The Company is not currently under audit in any federal, state or any foreign jurisdictions. U.S. operating losses generated in years prior to 2019 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

7. Debt
Long-term debt consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Senior secured loans (includes unamortized discount of $6,493 and $7,467 based on an imputed interest rate of 5.9% and 5.8%, at June 30, 2023 and December 31, 2022, respectively)	$513,257	$514,983
Less current maturities	(3,094)	(3,136)
Total long-term debt	$510,163	$511,847

In 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) a fully-drawn $350 million, 7 year, senior secured term loan facility (the “Term Loan”) and (ii) a term loan facility to be established under the Credit Facility in an aggregate principal amount of $190.0 million (the “2019 Incremental Term Loan” and together with the Term Loan, the “Term Loans”) and (iii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of June 30, 2023.
The Term Loans are repayable on a quarterly basis beginning on December 31, 2019 by an amount equal to 0.25% (1.00% per annum) of the aggregate principal amount of such loan. Any amount remaining unpaid is due and payable in full on August 6, 2026 (the “Term Loan Maturity Date”).
Loans under the Revolver are available up to $60 million. The Revolver provides a sub-facility whereby the Company may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $10 million for the Company. The aggregate amount of outstanding Letters of Credit are reserved against the credit availability under the Maximum Revolver Amount. The Company incurs a 0.50% per annum unused line fee on the unborrowed balance of the Revolver which is paid quarterly.
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of June 30, 2023, the Company had no borrowings outstanding under the Revolver or related sub-facility.
On February 21, 2023, the Company entered into that certain Amendment No.1 to the Credit Facility (as herein defined below) (the “Amendment”), which amends the Credit Facility. The Amendment amended the interest rate benchmark from LIBOR to SOFR. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
At the option of the Company, the Term Loans accrue interest at a per annum rate based on (i) the Base Rate plus a margin of 2.75% or (ii) the rate (not less than 0.00%) published by CME Group Benchmark Administration Limited (CBA), or as otherwise determined in accordance with the Credit Facility (based on a period equal to 1, 2, 3 or 6 months or, if available and agreed to by all relevant Lenders and the Agent, 12 months or such period of less than 1 month) plus a margin of 3.75%. The Base Rate for any day is a rate per annum equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate (not less than 0.00%) in effect on such day plus ½ of 1.00%, and (iii) the Federal Funds Effective Rate for a one month interest period beginning on such day plus 1.00%.
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
In addition, the Credit Facility contains customary events of default subject to customary cure periods for certain defaults that include, among others, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness, change in control, bankruptcy and insolvency defaults and material judgment defaults. The occurrence of an event of default could result in the acceleration of Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate. The Term Loan and Revolver are secured by substantially all of the Company's assets. As of June 30, 2023 the Company was in compliance with all covenants under the Credit Facility.
Interest rate swaps
The Company has entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. These interest rate swaps effectively convert the entire balance of the Company's $540.0 million original principal term loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7-year term of debt. The interest rate associated with our undrawn $60 million Revolver remains floating.
The interest rate swaps have been designated as a cash flow hedge and are valued using a market approach, which is a Level 2 valuation technique. At June 30, 2023, the fair value of the interest rate swap was a $40.9 million asset as a result of the change in the yield curve for our interest rate swaps since December 31, 2022. In the next twelve months, the Company estimates that $9.9 million will be reclassified from Accumulated other comprehensive income to Interest expense, net on our condensed consolidated statement of operations. Increases or decreases in cash paid for interest as a result of the Company’s interest rate swaps are included cash flows from operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gain (loss) recognized in Other comprehensive income on derivative financial instruments	$7,905	$8,156	$(249)	$34,369
Gain (loss) on interest rate swap (included in Interest expense on our consolidated statement of operations)	$4,471	$(1,159)	$8,303	$(3,131)

Cash interest costs averaged 5.4% and 5.4% for the six months ended June 30, 2023 and 2022, respectively. In addition, as of June 30, 2023 and December 31, 2022 the Company had $6.5 million and $7.5 million, respectively, of unamortized deferred financing costs associated with the Credit Facility. These financing costs will be amortized to non-cash interest expense over the remaining term of the Credit Facility.

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
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net Loss	$(15,147)	$(16,393)	$(155,192)	$(39,224)
Preferred stock dividends and accretion	(1,329)	—	(2,644)	—
Net loss attributable to common stockholders	$(16,476)	$(16,393)	$(157,836)	$(39,224)
Denominator:
Weighted–average common shares outstanding, basic and diluted	32,473,872	31,380,505	32,367,084	31,272,489
Net loss per common share, basic and diluted	$(0.51)	$(0.52)	$(4.88)	$(1.25)
Due to the net losses for the six months ended June 30, 2023 and June 30, 2022, respectively, basic and diluted loss per share were the same. The Company uses the application of the if-converted method for calculating diluted earnings per share on our Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on our stock options, restricted stock units and performance restricted stock units.
The following table sets forth the anti–dilutive common share equivalents as of:

	June 30,
	2023	2022

Stock options	152,683	190,894
Restricted stock units	2,242,054	1,892,460
Performance restricted stock units	193,750	93,750
Series A Preferred Stock on an if-converted basis(1)	6,827,998	—
Total anti–dilutive common share equivalents	9,416,485	2,177,104

(1) As of June 30, 2023, the Series A Preferred Stock plus accumulated dividends totaled $119.5 million. The Series A Preferred Stock has a conversion price of $17.50 per share, as detailed in “Note 10. Series A Convertible Preferred Stock”
9. Commitments and Contingencies
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

10. Series A Convertible Preferred Stock
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
On August 23, 2022 (the “Closing Date”), the closing of the Investment (the “Closing”) occurred, and the Series A Preferred Stock was issued to the Purchaser. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses comprised of transaction fees, and financial advisory and legal expenses (the “Series A Preferred Stock Issuance Costs”), which reduced the carrying value of the Series A Preferred Stock. As of June 30, 2023, the Series A Preferred Stock Issuance Costs totaled $4.6 million. Cumulative preferred dividends accrue quarterly on the Series A Preferred Stock at a rate of 4.5% per year within the first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The Series A Preferred Stock had accrued unpaid dividends of $4.5 million as of June 30, 2023.

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

Dividend Provisions

The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an Initial Liquidation Preference of $1,000 per share, representing an aggregate Liquidation Preference (as defined below) of $1,000 upon issuance. Holders of the Series A Preferred Stock are entitled to the dividend at the rate of 4.5% per annum, within the first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The dividend can be paid, in the Company’s sole discretion, in cash or dividend in kind by adding to the Liquidation Preference of each share of Series A Preferred Stock outstanding. On June 7, 2023, the stockholders of the Company authorized, for purposes of complying with Nasdaq Listing Rules 5635(b) and (d), the issuance of shares of Common Stock underlying shares of Series A Preferred
Stock in an amount equal to or in excess of 20% of the Common Stock outstanding immediately prior to the issuance of such
Series A Preferred Stock (including upon the operation of anti-dilution provisions contained in the Certificate of Designation designating the terms of such Series A Preferred Stock). The Series A Preferred Stock is also entitled to fully participate in any dividends paid to the holders of common stock in cash, in stock or otherwise, on an as-converted basis.

Liquidation Rights

In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into Common Stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of June 30, 2023, the Liquidation Preference of the Series A Preferred Stock was $119.5 million.

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

The holders of the Series A Preferred Stock will have the right to elect one member of the Board of Directors of the Company
(the “Board of Directors”) for so long as holders of the Series A Preferred Stock own in the aggregate at least 5% of the shares of Common Stock on a fully diluted basis. In addition, the holders of the Series A Preferred Stock will have the right to elect one non-voting observer to the Board of Directors for so long as they hold at least 10% of the shares of Convertible Preferred Stock outstanding as of the date of the issue date.

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

Anti-Dilution Provisions

The Series A Preferred Stock has customary anti-dilution provisions for stock splits, stock dividends, mergers, sales of significant assets, and reorganization events and recapitalization transactions or similar events, and weighted average anti-

dilution protection, subject to customary exceptions for issuances pursuant to current or future equity-based incentive plans or arrangements (including upon the exercise of employee stock options).
11. Stockholders' Equity
Registration Statements
On October 21, 2022 we filed a resale registration statement on Form S-3 (File No. 333-267973) (the “2022 S-3”), on behalf of the Purchaser and pursuant to the Registration Rights Agreement, which became effective on November 1, 2022 and covers (i) the issued Series A Preferred Stock and (ii) the number of shares of the Company’s Common Stock issuable upon conversion of such Series A Preferred Stock, which amount includes and assumes that dividends on the Series A Preferred Stock are paid by increasing the Liquidation Preference of the Series A Preferred Stock for a period of sixteen dividend payment periods from the initial issuance date. See “Note—10. Series A Convertible Preferred Stock” for further details.
Increase in Authorized Shares of Common Stock
At the Company’s annual meeting on June 7, 2023, the stockholders of the Company adopted a Certificate of Amendment (the “Certificate of Amendment”) to the Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Incorporation”). Among other things, the Certificate of Amendment amended the Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock, from 50,000,000 to 75,000,000.
Tax Benefit Preservation Plan and Preferred Stock Purchase Rights
On May 2, 2023, our Board of Directors authorized and declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of Common Stock of the Company as of May 12, 2023 (the “Record Date”). 32,441,010 Rights were issued to the holders of record of shares of Common Stock. The description and terms of the Rights are set forth in a Tax Benefit Preservation Plan, dated as of May 2, 2023, as the same may be amended from time to time (the “Plan”), between the Company and Broadridge Corporate Issuer Solutions, LLC, as Rights Agent.
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
The Rights trade with, and are inseparable from, the Common Stock, and the record holders of shares of Common Stock are the record holders of the Rights. The Rights are evidenced only by certificates (or, in the case of uncertificated shares, by notations in the book-entry account system) that represent shares of Common Stock. Rights will also be issued in respect of any shares of Common Stock that shall become outstanding after the Record Date (including upon conversion of any shares of Series A Preferred Stock of the Company) and, subject to certain exceptions specified in the Plan, prior to the earlier of the Distribution Date (as defined below) and the Expiration Date (as defined below).
The Rights are not exercisable until the Distribution Date. After the Distribution Date, each Right will be exercisable to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.0001 per share, of the Company (the “Series B Preferred”), at a purchase price of $18.00 per one one-thousandth of a share of Series B Preferred (the “Purchase Price”), subject to adjustment as provided in the Plan.
The “Distribution Date” is the earlier of (i) the close of business on the tenth day after the public announcement that a person or group has become an Acquiring Person (as defined below) or that discloses information which reveals the existence of an Acquiring Person or such earlier date as a majority of the Board shall become aware of the existence of an Acquiring Person (the date described in this clause (i), the “Stock Acquisition Date”) and (ii) the close of business on the tenth business day (or such later date as the Board of Directors shall determine prior to such time as any person or group becomes an Acquiring

Person) after the date that a tender or exchange offer by any person is commenced, the consummation of which would result in such person becoming an Acquiring Person. A person or group becomes an “Acquiring Person” upon acquiring beneficial ownership of 4.9% or more of the outstanding shares of Common Stock, except in certain situations specified in the Plan.

The Rights will expire on the earliest of (a) the close of business on May 1, 2024, (b) the time at which the Rights are redeemed or exchanged pursuant to the Plan, or (c) the time at which the Board of Directors determines that the Tax Benefits are utilized in all material respects or that an ownership change under Section 382 of the Code would not adversely impact in any material respect the time period in which the Company could use the Tax Benefits, or materially impair the amount of the Tax Benefits that could be used by the Company in any particular time period, for applicable tax purposes (such earliest date, the “Expiration Date”).

Until a Right is exercised or exchanged, the holder thereof, as such, will have no rights as a stockholder of the Company by virtue of holding such Right, including, without limitation, the right to vote and to receive dividends.

The Board of Directors may adjust the Purchase Price, the number of shares of Series B Preferred issuable and the number of outstanding Rights to prevent dilution that may occur from a stock dividend, a stock split, a reclassification of the Series B Preferred or Common Stock or certain other specified transactions. No adjustments to the Purchase Price of less than 1% are required to be made.

In connection with the adoption of the Plan, the Board of Directors approved a Certificate of Designations of the Series B Junior Participating Preferred Stock (the “Certificate of Designations”). The Certificate of Designations was filed with the Secretary of State of the State of Delaware on May 2, 2023.

Each one one-thousandth of a share of Series B Preferred, if issued:

•Will not be redeemable.
•Will entitle holders to quarterly dividend payments of $0.001 per one one-thousandth of a share of Series B Preferred, or an amount equal to the dividend paid on one share of Common Stock, whichever is greater.
•Will entitle holders upon liquidation either to receive $0.001 per one one-thousandth of a share of Series B Preferred, or an amount equal to the payment made on one share of Common Stock, whichever is greater.
•Will have the same voting power as one share of Common Stock.
•If shares of Common Stock are exchanged as a result of a merger, consolidation, or a similar transaction, will entitle holders to a per share payment equal to the payment made on one share of Common Stock.
Accumulated Other Comprehensive Income
Comprehensive income consists of two elements, net loss and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ equity section of our condensed consolidated balance sheets and are excluded from net loss. Our other comprehensive income consists primarily of foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar, unrealized translation gains on intercompany loans with foreign subsidiaries, and unrealized gains on interest rate swaps.
The following table shows the components of accumulated other comprehensive income (loss), net of income taxes, (“AOCI”) in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2023	December 31, 2022
Foreign currency translation adjustment	$(21,777)	$(22,632)
Unrealized translation loss on intercompany loans with foreign subsidiaries	(3,727)	(7,426)
Unrealized gain on interest rate swaps	40,919	41,168
Total accumulated other comprehensive income	$15,415	$11,110
The unrealized translation gains (losses) on intercompany loans with foreign subsidiaries as of June 30, 2023 is net of income tax expense of $1.4 million. The tax provision to unrealized translation gains (losses) on intercompany loans for the three and six months ended June 30, 2023 was $0.5 million and $1.0 million, respectively. The tax benefit related to unrealized translation gains on intercompany loans for the three and six months ended June 30, 2022 was $1.0 million and $1.5 million, respectively. The income tax expense/benefit allocated to each component of other comprehensive income for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
The functional currency of our foreign subsidiaries are the local currencies. Results of operations for foreign subsidiaries are translated into United States dollars (“USD”) using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' equity in AOCI.
The Company has intercompany loans that were used to fund the acquisitions of foreign subsidiaries. Due to the long-term nature of the loans, the unrealized translation gains (losses) resulting from re-measurement are recognized as a component of AOCI.
Stock-Based Compensation
The Company recognizes stock-based compensation expense from all awards in the following expense categories included in our condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$301	$575	$604	$977
Research and development	648	658	1,303	1,406
Sales and marketing	558	1,498	1,134	2,972
General and administrative (1)	4,863	12,146	9,791	21,141
Total	$6,370	$14,877	$12,832	$26,496
(1) Includes accelerated stock-based compensation expense of $4.4 million for the three months and six months ended June 30, 2022, respectively, in accordance with ASC 718, Compensation—Stock Compensation.
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
The following table summarizes PSU and RSU activity during the six months ended June 30, 2023:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2022	1,603,023	$21.33
Granted	1,431,277	8.78
Vested	(525,066)	21.14
Forfeited	(73,430)	19.18
Unvested restricted units outstanding as of June 30, 2023	2,435,804	$14.07
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

Significant assumptions used in the Monte Carlo simulation model for the PSUs granted during the six months ended June 30, 2023 and year ended December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Expected volatility	55.5%	49.5%
Risk-free interest rate	4.4%	0.7%
Remaining performance period (in years)	2.86	1.46
Dividend yield	—	—
Stock Option Activity
Stock option activity during the six months ended June 30, 2023 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2022	154,321	$11.19
Options exercised	(819)	1.77
Options forfeited	—	—
Options expired	(819)	6.23
Outstanding at June 30, 2023	152,683	$11.27
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
Subscription and Support Revenue
The Company's software solutions are available for use as hosted application arrangements under subscription fee agreements without licensing perpetual rights to the software. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company's solution is made available to the customer. As our customers have access to use our solutions over the term of the contract agreement we believe this method of revenue recognition provides a faithful depiction of the transfer of services provided. Our subscription contracts are generally 1 to 3 years in length. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or subscription and support revenue, depending on whether the revenue recognition criteria have been met. Additional fees for monthly usage above the levels included in the standard subscription fee are recognized as subscription and support revenue at the end of each month and are invoiced concurrently. Subscription and support revenue includes revenue related to the Company’s digital engagement application which provides short code connectivity for its two-way short message service (“SMS”) programs and campaigns. As discussed further in the “Principal vs. Agent Considerations” section below, the Company recognizes revenue related to these messaging-related subscription contracts on a gross basis.
Perpetual License Revenue
The Company also records revenue from the sales of proprietary software products under perpetual licenses. Revenue from distinct on-premises licenses is recognized upfront at the point in time when the software is made available to the customer. The majority of the Company’s products do not require significant customization.
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
Significant Judgments
Performance Obligations and Standalone Selling Price
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting. Determining whether products and services are considered distinct performance obligations that should be evaluated separately versus together may require significant judgment. The Company has contracts with customers that often include multiple performance obligations, usually including professional services sold with either individual or multiple subscriptions or perpetual licenses. For these contracts, the Company records individual performance obligations separately if they are distinct by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price (“SSP”), of each distinct good or service in the contract.
Judgment is required to determine the SSP for each distinct performance obligation. A residual approach is only applied in limited circumstances when a particular performance obligation has highly variable and uncertain SSP and is bundled with other performance obligations that have observable SSP. A contract's transaction price is allocated to each distinct performance obligation and is recognized as revenue when, or as, the performance obligation is satisfied. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, historical standalone sales, customer demographics, geographic locations, and the number and types of users within our contracts.
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

Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, and deferred revenue. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in unbilled receivables, which are expected to be billed during the succeeding twelve-month period and are recorded in Unbilled receivables in our condensed consolidated balance sheets. A contract liability results when we receive prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. We recognize contract liabilities as revenue upon satisfaction of the underlying performance obligations. Contract liabilities that are expected to be recognized as revenue during the succeeding twelve-month period are recorded in Deferred revenue and the remaining portion is recorded in Deferred revenue noncurrent on the accompanying condensed consolidated balance sheets at the end of each reporting period.
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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of June 30, 2023 and December 31, 2022, unbilled receivables were $3.6 million and $5.3 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. We utilize the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the six months ended June 30, 2023.

The following table presents the activity impacting deferred commissions for the six months ended June 30, 2023 (in thousands:

Deferred Commissions
Balance at December 31, 2022	$24,755
Capitalized deferred commissions	6,159
Amortization of deferred commissions	(6,606)
Balance at June 30, 2023	$24,308
Amortization of deferred commissions in excess of commissions capitalized for the three and six months ended June 30, 2023 was $0.1 million and $0.4 million, respectively.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the six months ended June 30, 2023, we recognized $82.3 million and $2.8 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of June 30, 2023, approximately $266.1 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 69% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the United States, United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Subscription and support:
United States	$50,162	$52,996	$102,403	$104,340
United Kingdom	9,160	10,120	18,835	21,709
Canada	3,441	5,427	6,932	8,895
Other International	7,731	6,474	15,238	13,700
Total subscription and support revenue	70,494	75,017	143,408	148,644
Perpetual license:
United States	721	734	1,377	1,471
United Kingdom	69	162	292	291
Canada	14	101	56	177
Other International	448	861	1,098	1,697
Total perpetual license revenue	1,252	1,858	2,823	3,636
Professional services:
United States	1,557	1,752	3,155	3,447
United Kingdom	452	670	710	1,459
Canada	230	255	459	459
Other International	512	675	998	1,298
Total professional service revenue	2,751	3,352	5,322	6,663
Total revenue	$74,497	$80,227	$151,553	$158,943

13. Related Party Transactions
The Company does not have any material related party transactions to report for the three and six months ended June 30, 2023.

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
•potential elimination or limitation of tax incentives or tax losses and/or reduction of U.S. federal net operating loss carryforwards (“NOLs”); and
•other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023, as updated by this Quarterly Report on Form 10-Q and periodically updated as necessary in our future quarterly reports on Form 10-Q and other filings that we make with the SEC.

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
Through a series of acquisitions and integrations, we have established a library of diverse, cloud-based software applications that address specific digital transformation needs. Our revenue has grown from $149.9 million in the year ended December 31, 2018 to $317.3 million in the year ended December 31, 2022, representing a compound annual growth rate of 21%. During the six months ended June 30, 2023 foreign revenue as a percent of total revenue decreased to 29% compared to 31% during the six months ended June 30, 2022. See “Note 12. Revenue Recognition” in the notes to our unaudited condensed consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions of complementary technologies and businesses. This will expand our product library, customer base, and market access resulting in increased benefits of scale. Consistent with our growth strategy, we have made 31 acquisitions from February 2012 through June 30, 2023.
Acquisitions
2022 Acquisitions

During the six months ended June 30, 2022, we completed the two acquisitions summarized below.

•BA Insight - On February 22, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of BA Insight Inc., a Delaware corporation. As a result of the February 22, 2022 purchase date, the impact of this acquisition is fully reflected in our results of operations for the six months ended June 30, 2023 but is not fully reflected in our results of operations for the six months ended June 30, 2022.

•Objectif Lune - On January 7, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Objectif Lune Inc., a Quebec proprietary company. The purchase was recorded using a convenience date of January 1, 2022, therefore the impact of this acquisition is fully reflected in our results of operations for the six months ended June 30, 2023 and the six months ended June 30, 2022.

Key Metrics and Non-GAAP Financial Measures
In addition to the GAAP financial measures described below in “Results of Operations,” we regularly review the following key metrics and non-GAAP financial measures to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions.
Core Organic Growth Rate

Beginning with the three months ended June 30, 2023, we will be disclosing our Core Organic Growth Rate, a non-GAAP financial measure. We use Core Organic Growth Rate as a key performance measure to assess our consolidated operating performance over time and for planning and forecasting purposes. Core Organic Growth Rate is the percentage change between two reported periods in subscription and support revenue, excluding subscription and support revenue from Sunset Assets and Overage Charges, each as defined below. We calculate our year-over-year Core Organic Growth Rate as though all acquisitions or dispositions closed as of the end of the latest period were closed as of the first day of the prior year period presented. Core Organic Growth Rate does not represent actual organic revenue generated by our business as it stood at the beginning of the respective period.

For the three-month period ended June 30, 2023, our Core Organic Growth Rate declined 2.0%.

Core Organic Growth Rates are not necessarily indicative of either future results of operations or actual results that might have been achieved had certain Sunset Asset classifications not been made or had certain acquisitions or dispositions been consummated on the first day of the prior year period presented. We believe that this metric is useful to management and investors in analyzing our financial and operational performance period-over-period along with evaluating the growth of our business normalized for the impact of acquisitions and dispositions, as well as adjusting for the exclusion of non-core Sunset Assets and non-committed Overage Charges. For example, by including pre-acquisition revenue, Core Organic Growth Rate allows us to measure the underlying revenue growth of our business as of the end of the period presented, which we believe provides insight into our current performance.

Related Defined Terms

In connection with periodic reviews of our business, we have decided to sunset certain non-strategic product offerings and customer contracts (collectively referred to as “Sunset Assets”). During the three months ended December 31, 2022, as part of the first phase of a major strategic review of our business, we decided to classify as Sunset Assets certain non-strategic product offerings representing an estimated $27.9 million of 2023 annual total revenue. Subsequently, during the second quarter of 2023, in connection with the completion of that review of our business, we determined that certain product offerings that had been placed in Sunset Assets did have use cases that would be strategic and, as a result, we removed them from our Sunset Assets. At the same time we identified other product offerings to include in Sunset Assets. The net effect of these actions resulted in the estimated addition of approximately $5.0 million in 2023 annual total revenues to our Sunset Assets.

It is possible that during future periodic reviews of our business we may determine to add additional non-strategic product offerings or customer contracts to Sunset Assets or remove certain product offerings or customer contracts from the classification of Sunset Assets. In either case, we will adjust the revenues attributable to Sunset Assets for the then current period and properly reflect the year over year change for such addition or removal.

Overage Charges are subscription and support revenues earned in addition to contractual minimum customer commitments as a result of the usage volume of services including text and e-mail messaging and third-party pass-through costs that exceed the levels stipulated in contracts with the Company.

The following table represents a reconciliation of total revenue, the most comparable GAAP measure, to core organic revenue for each of the periods indicated.

	Three Months Ended June 30,
	2023	2022

	(dollars in thousands)
Reconciliation of total revenue to core organic revenue:
Total revenue	$74,496	$80,227
Less:
Perpetual license revenue	1,252	1,858
Professional services revenue	2,751	3,352
Subscription and support revenue from Sunset Assets	9,597	12,737
Overage Charges	1,451	1,623
Core organic revenue	$59,445	$60,657

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(15,147)	$(16,393)	$(155,192)	$(39,224)
Add:
Depreciation and amortization expense	18,283	13,931	36,784	28,193
Interest expense, net	5,376	7,754	10,837	15,516
Other expense (income), net	617	(1,777)	(808)	(1,359)
Benefit from income taxes	(233)	(472)	(1,655)	(598)
Stock-based compensation expense	6,370	14,877	12,832	26,496
Acquisition-related expense	1,072	4,925	2,166	15,338
Non-recurring litigation costs	158	—	158	—
Purchase accounting deferred revenue discount	131	1,663	351	3,592
Impairment of goodwill	—	—	128,755	—
Adjusted EBITDA	$16,627	$24,508	$34,228	$47,954
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$70,494	95%	$75,017	94%	$143,408	95%	$148,644	94%
Perpetual license	1,252	2%	1,858	2%	2,823	2%	3,636	2%
Total product revenue	71,746	97%	76,875	96%	146,231	97%	152,280	96%
Professional services	2,751	3%	3,352	4%	5,322	3%	6,663	4%
Total revenue	74,497	100%	80,227	100%	151,553	100%	158,943	100%
Cost of revenue:
Subscription and support (1)(3)	22,073	30%	24,125	30%	45,558	30%	46,194	29%
Professional services and other (1)	2,105	2%	2,428	3%	4,156	3%	5,114	3%
Total cost of revenue	24,178	32%	26,553	33%	49,714	33%	51,308	32%
Gross profit	50,319	68%	53,674	67%	101,839	67%	107,635	68%
Operating expenses:
Sales and marketing (1)	15,755	21%	15,331	19%	30,044	20%	30,924	19%
Research and development (1)	12,443	17%	11,676	15%	24,973	16%	23,743	15%
General and administrative (1)(2)	15,583	21%	21,828	27%	32,772	22%	41,442	26%
Depreciation and amortization	14,853	20%	10,802	13%	29,947	20%	21,853	14%
Acquisition-related expenses	1,072	1%	4,925	6%	2,166	1%	15,338	10%
Impairment of goodwill	—	—%	—	—%	128,755	85%	—	—%
Total operating expenses	59,706	80%	64,562	80%	248,657	164%	133,300	84%
Loss from operations	(9,387)	(12)%	(10,888)	(13)%	(146,818)	(97)%	(25,665)	(16)%
Other Expense:
Interest expense, net	(5,376)	(7)%	(7,754)	(10)%	(10,837)	(7)%	(15,516)	(10)%
Other income (expense), net	(617)	(1)%	1,777	2%	808	—%	1,359	1%
Total other expense	(5,993)	(8)%	(5,977)	(8)%	(10,029)	(7)%	(14,157)	(9)%
Loss before provision for income taxes	(15,380)	(20)%	(16,865)	(21)%	(156,847)	(104)%	(39,822)	(25)%
Benefit from income taxes	233	—%	472	1%	1,655	2%	598	—%
Net loss	(15,147)	(20)%	(16,393)	(20)%	(155,192)	(102)%	(39,224)	(25)%
Preferred stock dividends and accretion	(1,329)	(2)%	—	—%	(2,644)	(2)%	—	—%
Net loss attributable to common shareholders	$(16,476)	(22)%	$(16,393)	(20)%	$(157,836)	(104)%	$(39,224)	(25)%
Net loss per common share:
Net loss per common share, basic and diluted	$(0.51)		$(0.52)		$(4.88)		$(1.25)
Weighted-average common shares outstanding, basic and diluted	32,473,872		31,380,505		32,367,084		31,272,489

(1) Includes stock-based compensation detailed under Share-based Compensation in “Item 1. Financial Statements—Note 11. Stockholders' Equity”.
(2) Includes general and administrative stock-based compensation of $4.9 million and $12.1 million for the three months June 30, 2023 and June 30, 2022, respectively, and $9.8 million and $21.1 million for the six months ended June 30, 2023 and June 30, 2022, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 14% and 12% for the three months ended June 30, 2023 and June 30, 2022, respectively, and 15% and 13% for the six months ended June 30, 2023 and June 30, 2022, respectively.

(3) Includes depreciation and amortization of $3.4 million and $3.1 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $6.8 million and $6.3 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Revenue:
Subscription and support	$70,494	$75,017	(6)%	$143,408	$148,644	(4)%
Perpetual license	1,252	1,858	(33)%	2,823	3,636	(22)%
Total product revenue	71,746	76,875	(7)%	146,231	152,280	(4)%
Professional services	2,751	3,352	(18)%	5,322	6,663	(20)%
Total revenue	$74,497	$80,227	(7)%	$151,553	$158,943	(5)%

Percentage of revenue:
Subscription and support	95%	94%		95%	94%
Perpetual license	2%	2%		2%	2%
Total product revenue	97%	96%		97%	96%
Professional services	3%	4%		3%	4%
Total revenue	100%	100%		100%	100%

For the Three Months Ended June 30, 2023
Total revenue was $74.5 million in the three months ended June 30, 2023, compared to $80.2 million in the three months ended June 30, 2022, a decrease of $5.7 million, or 7%. This decrease is attributable to a $3.5 million decrease in revenue from Sunset Assets as a result of decreased sales focus on these products, a $1.1 million decrease in other recurring revenue products and variable Overage Charges, a $0.6 million decline in perpetual license revenue, a $0.6 million decline in professional services revenue offset by a $0.1 million positive effect from foreign currency fluctuations.
For the Six Months Ended June 30, 2023
Total revenue was $151.6 million in the six months ended June 30, 2023, compared to $158.9 million in the six months ended June 30, 2022, a decrease of $7.3 million, or 5%. This decrease is attributable to a $5.7 million decrease in revenue from Sunset Assets as a result of decreased sales focus on these products, a $0.3 million decrease in other recurring revenue products and variable Overage Charges, a $0.8 million decline in perpetual license revenue, a $1.4 million decline in professional services revenue and a $1.5 million negative effect from foreign currency fluctuations. This was offset by an increase of $2.4 million in revenue from acquisitions not fully reflected in the comparable prior period.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$22,073	$24,125	(9)%	$45,558	$46,194	(1)%
Professional services and other	2,105	2,428	(13)%	4,156	5,114	(19)%
Total cost of revenue	24,178	26,553	(9)%	49,714	51,308	(3)%
Gross profit	$50,319	$53,674		$101,839	$107,635

Percentage of total revenue:
Subscription and support (1)	30%	30%		30%	29%
Professional services and other	2%	3%		3%	3%
Total cost of revenue	32%	33%		33%	32%
Gross profit	68%	67%		67%	68%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$2	$2		$5	$4
Amortization	$3,428	$3,127		$6,832	$6,336
Stock Compensation	$301	$575		$604	$977
For the Three Months Ended June 30, 2023
Cost of subscription and support revenue was $22.1 million in the three months ended June 30, 2023, compared to $24.1 million in the three months ended June 30, 2022, a decrease of $2.0 million, or 9%. The decrease in cost of subscription and support revenue of $2.0 million is primarily related to a $1.8 million decrease in our variable telecom carrier pass-through costs, combined with a decrease of $0.6 million in personnel related expenses offset by an increase of $0.4 million in amortization expense.
Cost of professional services and other revenue was $2.1 million in the three months ended June 30, 2023, compared to $2.4 million in the three months ended June 30, 2022, a decrease of $0.3 million, or 13%. The decrease in cost of professional services was related to a decrease in personnel related expenses.
For the Six Months Ended June 30, 2023
Cost of subscription and support revenue was $45.6 million in the six months ended June 30, 2023, compared to $46.2 million in the six months ended June 30, 2022, a decrease of $0.6 million, or 1%. Cost of subscription and support revenue decreased by $0.6 million primarily due to a $2.6 million decrease in our variable telecom carrier pass-through costs offset with increases of $0.5 million in personnel related expenses, $0.8 million in hosting expenses and $0.7 million in amortization expense.
Cost of professional services revenue was $4.2 million in the six months ended June 30, 2023, compared to $5.1 million in the six months ended June 30, 2022, a decrease of $0.9 million, or 19%, which reflects a decrease in personnel related expenses.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Sales and marketing (1)	$15,755	$15,331	3%	$30,044	$30,924	(3)%
Percentage of total revenue	21%	19%		20%	19%

(1) Includes stock compensation expense as follows:
Stock Compensation	$558	$1,498		$1,134	$2,972
For the Three Months Ended June 30, 2023
Sales and marketing expense was $15.8 million in the three months ended June 30, 2023, compared to $15.3 million in the three months ended June 30, 2022, an increase of $0.5 million, or 3%. The increase in sales and marketing expense is primarily attributable to increase in personnel related expenses associated with the announced investment in our go to market strategy partially offset by a decrease in non-cash stock compensation expense of $0.9 million.
For the Six Months Ended June 30, 2023
Sales and marketing expense was $30.0 million in the six months ended June 30, 2023, compared to $30.9 million in the six months ended June 30, 2022, a decrease of $0.9 million, or 3% attributable a decrease $1.4 million in sales and marketing costs for our Sunset Assets, a decrease of $1.8 million in non-cash stock based compensation, offset by an increase in personnel related expenses associated with the announced investment in our go to market strategy.
Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Research and development (1)	$12,443	$11,676	7%	$24,973	$23,743	5%
Percentage of total revenue	17%	15%		16%	15%

(1) Includes stock compensation expense as follows:
Stock Compensation	$648	$658		$1,303	$1,406
For the Three Months Ended June 30, 2023
Research and development expense was $12.4 million in the three months ended June 30, 2023, compared to $11.7 million in the three months ended June 30, 2022, an increase of $0.7 million, or 7%. Research and development expense increased $1.5 million driven by personnel related expenses associated with the continued growth in our India operations offset by a decrease in expense for our Sunset Assets.
For the Six Months Ended June 30, 2023
Research and development expense was $25.0 million in the six months ended June 30, 2023, compared to $23.7 million in the six months ended June 30, 2022, an increase of $1.3 million, or 5%. The increase was driven by $2.7 million increased personnel related expenses associated with the continued growth in our India operations offset by a decrease in expense related to our Sunset Assets.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
General and administrative (1)	$15,583	$21,828	(29)%	$32,772	$41,442	(21)%
Percentage of total revenue	21%	27%		22%	26%

(1) Includes stock compensation expense as follows:
Stock compensation	$4,863	$12,146		$9,791	$21,141
For the Three Months Ended June 30, 2023
General and administrative expense was $15.6 million in the three months ended June 30, 2023, compared to $21.8 million in the three months ended June 30, 2022, a decrease of $6.2 million, or 29%. Non-cash stock compensation expense decreased $7.3 million due to additional expense recognized in the three months ended June 30, 2022 related to stock award modifications that did not reoccur. This was partially offset by a $1.1 million increase in personnel related expenses and outside professional expenses.
For the Six Months Ended June 30, 2023
General and administrative expense was $32.8 million in the six months ended June 30, 2023, compared to $41.4 million in the six months ended June 30, 2022, a decrease of $8.6 million, or 21%. Non-cash stock compensation expense decreased $11.4 million due to additional expense recognized in the six months ended June 30, 2022 related to stock award modifications that did not reoccur. General administrative expense increased $2.8 million primarily due to personnel related expenses and outside professional expenses as well as administrative expenses including investments in the new go-to-market leadership team.
Depreciation and Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$308	$393	(22)%	$636	$828	(23)%
Amortization	14,545	10,409	40%	29,311	21,025	39%
Total depreciation and amortization	$14,853	$10,802	38%	$29,947	$21,853	37%

Percentage of total revenue:
Depreciation	—%	—%		1%	1%
Amortization	20%	13%		19%	13%
Total depreciation and amortization	20%	13%		20%	14%
For the Three Months Ended June 30, 2023
Depreciation and amortization expense was $14.9 million in the three months ended June 30, 2023, compared to $10.8 million in the three months ended June 30, 2022, an increase of $4.1 million, or 38%. This increase was primarily due to the adjustment of the estimated useful lives of certain intangible assets.

For the Six Months Ended June 30, 2023
Depreciation and amortization expense was $29.9 million in the six months ended June 30, 2023, compared to $21.9 million in the six months ended June 30, 2022, an increase of $8.0 million, or 37%. This increase was primarily due to the adjustment of the estimated useful lives of certain intangible assets.
Acquisition-related Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Acquisition-related expenses	$1,072	$4,925	(78)%	$2,166	$15,338	(86)%
Percentage of total revenue	1%	6%		1%	10%
Acquisition-related expenses are typically one-time expenses incurred through four full quarters after each acquisition, with the majority of these costs being incurred within 6 to 9 months, to transform the acquired business into the Company's unified operating platform. These expenses can vary based on the size, timing and location of each acquisition. These acquisition-related expenses include transaction related expenses such as banker fees, legal and professional fees, insurance costs, and deal bonuses. These acquisition-related expenses also include transformational expenses such as severance, compensation for transitional personnel, office lease terminations, vendor cancellations, and adjustments to the fair value of earnouts due to sellers. Generally, without new acquisition activity, acquisition related expenses decline in subsequent sequential quarters and may no longer be incurred after the first full anniversary of the last closed acquisition.
For the Three Months Ended June 30, 2023
Acquisition-related expense was $1.1 million in the three months ended June 30, 2023, compared to $4.9 million in the three months ended June 30, 2022, a decrease of $3.8 million, or 78%. During the three months ended June 30, 2023, transaction related expense was nil compared to $0.4 million for the three months ended June 30, 2022. Transformational expenses were $1.1 million and $4.5 million during the three months ended June 30, 2023 and 2022, respectively. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel related expenses incurred as we consolidate and integrate these acquisitions. We have had no new acquisitions since our two acquisitions during the three months ended March 31, 2022. Transformation expenses in the three months ended June 30, 2022 include expenses related to acquisitions closed in the three months ended March 31, 2022 as well the residual expenses related to the three acquisitions closed in 2021.
For the Six Months Ended June 30, 2023
Acquisition related expense was $2.2 million the six months ended June 30, 2023, compared to $15.3 million in the six months ended June 30, 2022 a decrease of $13.1 million, or 86%. During the six months ended June 30, 2023 and June 30, 2022 transaction related expenses were nil and $4.9 million, respectively. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel and related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. These accelerated rent related expenses were nil and $1.2 million during the six months ended June 30, 2023 and June 30, 2022, respectively.
Impairment of goodwill

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(dollars in thousands)
Impairment of goodwill	$—	$—	NA	$128,755	$—	NA

Goodwill impairment is recognized on a non-recurring basis when the carrying value (or GAAP basis book value) of our Company (which is our only reporting unit) exceeds the estimated fair value of our Company as determined by reference to a number of factors and assumptions, including the spot closing price of our Common Stock as of a certain reporting or measurement date. We assess goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the carrying value of our Company to exceed the estimated fair value of our Company. As a result of the decline of our stock price during the three months ended March 31, 2023, we performed a goodwill impairment evaluation, which resulted in a goodwill impairment of $128.8 million for the three months ended March 31, 2023. See “Note 5. Goodwill and Other Intangible Assets” in the notes to our condensed consolidated financial statements for more information regarding our first quarter 2023 goodwill impairment. We will continue to evaluate goodwill for impairment in 2023 and future impairments of goodwill could occur if our stock price continues to decline.
Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Other expense:
Interest expense, net	$(5,376)	$(7,754)	(31)%	$(10,837)	$(15,516)	(30)%
Other income (expense), net	(617)	1,777	(135)%	808	1,359	(41)%
Total other expense	$(5,993)	$(5,977)	—%	$(10,029)	$(14,157)	(29)%

Percentage of total revenue:
Interest expense, net	(7)%	(10)%		(7)%	(10)%
Other income (expense), net	(1)%	2%		—%	1%
Total other expense	(8)%	(8)%		(7)%	(9)%
For the Three Months Ended June 30, 2023
Interest expense, net of interest income was $5.4 million in the three months ended June 30, 2023 compared to $7.8 million in the three months ended June 30, 2022, a decrease of $2.4 million or 31%, due primarily to higher interest income on our interest-bearing cash balances as well as a decrease in interest expense due to scheduled principal payments lowering outstanding borrowings on our Credit Facility.
Other expense, net was $0.6 million in the three months ended June 30, 2023, compared to other income, net of $1.8 million in the three months ended June 30, 2022. Other income (expense), net recognized during the three months ended June 30, 2023 was related primarily to foreign currency exchange fluctuations.
For the Six Months Ended June 30, 2023
Interest expense, net of interest income was $10.8 million in the six months ended June 30, 2023, compared to $15.5 million in the six months ended June 30, 2022, an decrease of $4.7 million, or 30%. The decrease is primarily attributable to higher interest income on our interest-bearing cash accounts. As of June 30, 2023, debt outstanding under our credit facility was $519.8 million compared to $525.2 million in debt outstanding as of June 30, 2022.
Other income, net was $0.8 million in the six months ended June 30, 2023, compared to other income, net of $1.4 million in the six months ended June 30, 2022. Other income (expense), net recognized in the six months ended June 30, 2023 and June 30, 2022 related primarily to foreign currency exchange fluctuations.

Benefit from Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Benefit from income taxes	$233	$472	(51)%	$1,655	$598	177%
Percentage of total revenue	—%	1%		2%	—%
For the Three Months Ended June 30, 2023
Benefit from income taxes was $0.2 million in the three months ended June 30, 2023, compared to a benefit for income taxes of $0.5 million in the three months ended June 30, 2022, resulting in a decrease in benefit from income taxes of $0.3 million. The benefit from income taxes for the three months ended June 30, 2023 related primarily to the foreign income taxes associated with our combined non U.S. operations. This tax benefit is offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, and U.S. state taxes in certain states in which the Company does not file on a consolidated basis or have NOL’s.
For the Six Months Ended June 30, 2023
The benefit from income taxes was $1.7 million in the six months ended June 30, 2023, compared to a benefit from income taxes of $0.6 million in the six months ended June 30, 2022, an increase of $1.1 million This increase was due primarily to the deferred tax impact of the goodwill impairment booked during the first quarter of 2023. This tax benefit is offset by the foreign income taxes associated with our combined non-U.S. operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, and U.S. state taxes in certain states in which the Company does not file on a consolidated basis or have NOL’s.
Liquidity and Capital Resources
To date, we have financed our operations primarily through the raising of capital including sales of our common stock or our convertible preferred stock, cash from operating activities, and borrowings under our credit facility. We believe that current cash and cash equivalents, cash flows from operating activities, and availability under our existing credit facility will be sufficient to fund our operations for at least the next twelve months. In addition, we may utilize the sources of capital available to us under our credit facility to support our continued growth via acquisitions.
As of June 30, 2023, we had cash and cash equivalents of $262.6 million, $60.0 million of available borrowings under our credit facility, as discussed below, and $519.8 million of borrowings outstanding under our credit facility. As of December 31, 2022, we had cash and cash equivalents of $248.7 million, $60.0 million of available borrowings under our Credit Facility, and $522.5 million of borrowings outstanding under our credit facility. The $13.9 million increase in cash and cash equivalents from December 31, 2022 to June 30, 2023 was due primarily to customer cash receipts in the six months ended June 30, 2023 partially offset by payments on our outstanding borrowings and final payments of holdbacks related to acquisitions in prior periods.

Our cash and cash equivalents held by our foreign subsidiaries was $23.2 million as of June 30, 2023 and $34.8 million as of December 31, 2022. Our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of June 30, 2023 and December 31, 2022, we had working capital surpluses of $187.1 million and $170.1 million, respectively.

Series A Preferred Stock Proceeds

In August of 2022, we issued Series A Preferred Stock as discussed in “Note 10. Series A Convertible Preferred Stock” which provided us an additional $110.4 million in liquidity, net of issuance costs of $4.6 million, that we intend to use for general corporate purposes including acquisitions.

Credit Facility
As described in “Note 7. Debt—Credit Facility”, the Company has a Credit Facility which provides for total Term Loans of up to $540.0 million, of which $20.3 million was available at June 30, 2023, and a $60 million Revolver which was fully available as of June 30, 2023.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022

	(dollars in thousands)
Consolidated Statements of Cash Flow data:
Net cash provided by operating activities	$22,847	$22,260
Net cash used in investing activities	(504)	(62,653)
Net cash used in financing activities	(8,814)	(6,608)
Effect of exchange rate fluctuations on cash	374	(3,873)
Change in cash and cash equivalents	13,903	(50,874)
Cash and cash equivalents, beginning of period	248,653	189,158
Cash and cash equivalents, end of period	$262,556	$138,284
Cash Flows from Operating Activities
Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Included in net cash provided by operations are one-time acquisition related expenses incurred after each acquisition to transact and transform the acquired business into the Company's unified operating platform. Additionally, operating cash flows include the impact of earn-outs payments in excess of original purchase accounting estimates. Our working capital consists primarily of cash, receivables from customers, prepaid assets, unbilled professional services, deferred commissions, accounts payable, accrued compensation and other accrued expenses, acquisition related earnout and holdback liabilities, lease liabilities, and deferred revenues. The volume of professional services rendered, the volume and timing of customer bookings and contract renewals, and the related timing of collections on those bookings and renewals, as well as the timing of spending commitments and payments of our accounts payable, accrued expenses, accrued payroll and related benefits, all affect these account balances.
Cash provided by operating activities was $22.8 million for the six months ended June 30, 2023 compared to cash provided by operating activities of $22.3 million for the six months ended June 30, 2022, an increase of $0.6 million. Working capital sources of cash for the six months ended June 30, 2023 included a $13.2 million decrease in accounts receivable related to the timing of collections. Working capital uses of cash for the six months ended June 30, 2023 included a $6.5 million increase in prepaid expenses and other current assets, primarily an increase in the current income tax receivable. This was partially offset by amortization of previously deferred costs of $6.7 million. In addition, working capital uses of cash for the six months ended June 30, 2023 included a $4.1 million decrease in accrued expenses and a $1.2 million decrease in accounts payable.
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
For the six months ended June 30, 2023, cash used in investing activities consisted of purchases of property and equipment of $0.5 million. Cash used in investing activities decreased $62.1 million for the six months ended June 30, 2023 compared to the same period in 2022 primarily as a result of no acquisitions closed during the current period compared to the two acquisitions in the comparable prior year period.

Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our acquisitions, proceeds from debt obligations incurred to finance our acquisitions, repayments and servicing of our debt obligations, and share based employee payroll tax payment activity.
Cash used in financing activities increased $2.2 million for the six months ended June 30, 2023 compared to the same period in 2022 due to a $2.5 million increase in consideration paid to sellers (i.e. acquisition holdbacks).
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
•business combinations;
•goodwill and other intangibles; and
•stock-based compensation.
We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 3, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and six months ended June 30, 2023, as presented herein and in “Item 1. Financial Statements” to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023 (the “Annual Report”). Please refer to our Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. Any impact on our statement of operations is mitigated by having an offsetting liability in deferred revenue to partially or completely offset against the outstanding receivable if an account should become uncollectible. Our cash balances are kept in customary operating accounts, a portion of which are insured by the Federal Deposit Insurance Corporation, and uninsured money market accounts. The majority of our cash balances in money market accounts are with the lender under our Credit Facility. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We also have not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and any variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. In conjunction with our $350 million, 7 year, term loan, and subsequent entry into an additional $190 million in incremental term loans under the Credit Facility, we entered into an interest rate swap agreement for the full seven-year term, effectively fixing our interest rate at 5.4%. However, the interest rate associated with our $60 million, 5 year, revolving credit facility remains floating. As of June 30, 2023, we had an outstanding balance of $519.8 million under our Credit Facility. As there was no debt outstanding under our revolving credit facility as of June 30, 2023, a hypothetical change of 100 basis points would result in no change to total interest expense.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, Canadian dollars, British pounds, and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business could have resulted in a change in revenue of $4.1 million for the six months ended June 30, 2023. To date, we have not engaged in any currency hedging strategies. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As of March 31, 2023, we had approximately $147 million of NOLs as well as other tax attributes that could be available in certain circumstances to reduce future U.S. corporate income tax liabilities. Pursuant to Section 382 (“Section 382”) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and the Treasury Regulations issued thereunder, a corporation that undergoes an “ownership change” is subject to limitations on its use of its existing NOL and interest expense carryforwards and certain other tax attributes (collectively, “Tax Assets”), which can be utilized in certain circumstances to offset future U.S. tax liabilities. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last “ownership change” experienced by the Company. In the event of such an “ownership change,” Section 382 imposes an annual limitation on the amount of post-change taxable income a corporation may offset with pre-change Tax Assets. Similar rules apply in various U.S. state and local jurisdictions. However, with respect to the substantial majority of our Tax Assets, while we have in recent years experienced significant changes in the ownership of our stock, we do not believe we have undergone an “ownership change” that would limit our ability to use these Tax Assets. However, there can be no assurance that the Internal Revenue Service will not challenge this position.
On May 2, 2023, our Board of Directors authorized and declared a dividend of one preferred stock purchase right for each outstanding share of Common Stock. See “Note 11. Stockholders' Equity" for additional information on the terms and operation of the Plan. By adopting the Plan, the Board of Directors is seeking to protect the Company’s ability to use its NOLs and other tax attributes to offset potential future income tax liabilities. The Company’s ability to use such NOLs and other tax attributes would be substantially limited if the Company experiences an “ownership change,” as defined in Section 382. The Plan is intended to make it more difficult for the Company to undergo an ownership change by deterring any person from acquiring 4.9% or more of the outstanding shares of stock without the approval of the Board of Directors. However, there can be no assurance that the Plan will prevent an “ownership change” from occurring for purposes of Section 382, and events outside of our control and which may not be subject to the Plan, such as sales of our stock by certain existing shareholders, may result in such an “ownership change” in the future. While we currently have a full valuation allowance against our NOLs and other historic Tax Assets for financial accounting purposes, if we have undergone or in the future undergo an ownership change that applies to our Tax Assets, our ability to use these Tax Assets could be substantially limited after the ownership change, and this limit could have a substantial adverse effect on our cash flows and financial position.
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
Item 5. Other Information

During the three months ended June 30, 2023, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*	Employment Agreement between the Registrant and Dan Doman, dated November 1, 2022

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended June 30, 2023, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Upland Software, Inc., (ii) condensed consolidated statements of operations of Upland Software, Inc., (iii) condensed consolidated statements of comprehensive income/(loss) of Upland Software, Inc., (iv) condensed consolidated statement of stockholders’ equity of Upland Software, Inc., (v) condensed consolidated statements of cash flows of Upland Software, Inc. and (vi) notes to unaudited condensed consolidated financial statements of Upland Software, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: August 3, 2023	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer