Form 10-Q
period 2023-09-30
Upland Software, Inc.
filed 2023-11-02
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
As of October 31, 2023, 31,389,287 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share information)
Item 1. Financial Statements

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$239,591	$248,653
Accounts receivable (net of allowance of $605 and $1,158 at September 30, 2023, and December 31, 2022, respectively)	37,178	47,594
Deferred commissions, current	10,594	10,961
Unbilled receivables	4,112	5,313
Income tax receivable, current	4,823	542
Prepaid expenses and other current assets	10,379	8,232
Total current assets	306,677	321,295
Tax credits receivable	1,412	2,411
Property and equipment, net	2,044	1,830
Operating lease right-of-use asset	3,800	5,719
Intangible assets, net	195,717	248,851
Goodwill	348,172	477,043
Deferred commissions, noncurrent	13,129	13,794
Interest rate swap assets	20,771	41,168
Other assets	2,123	1,348
Total assets	$893,845	$1,113,459
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,060	$14,939
Accrued compensation	7,473	7,393
Accrued expenses and other current liabilities	6,947	10,644
Deferred revenue	94,701	106,465
Liabilities due to sellers of businesses	—	5,429
Operating lease liabilities, current	2,284	3,205
Current maturities of notes payable (includes unamortized discount of $2,297 and $2,264 at September 30, 2023, and December 31, 2022, respectively)	3,103	3,136
Total current liabilities	128,568	151,211
Notes payable, less current maturities (includes unamortized discount of $3,630 and $5,203 at September 30, 2023, and December 31, 2022, respectively)	474,370	511,847
Deferred revenue, noncurrent	4,266	4,707
Operating lease liabilities, noncurrent	3,064	4,947
Noncurrent deferred tax liability, net	17,513	18,416
Other long-term liabilities	410	1,170
Total liabilities	628,191	692,298
Mezzanine Equity
Series A Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 115,000 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	116,279	112,291
Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 and 50,000,000 shares authorized as of September 30, 2023, and December 31, 2022, respectively; 32,141,013 and 32,221,855 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	3	3
Additional paid-in capital	617,004	606,755
Accumulated other comprehensive income	5,228	11,110
Accumulated deficit	(472,860)	(308,998)
Total stockholders’ equity	149,375	308,870
Total liabilities, convertible preferred stock and stockholders’ equity	$893,845	$1,113,459
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription and support	$69,962	$75,095	$213,370	$223,739
Perpetual license	1,494	1,684	4,317	5,320
Total product revenue	71,456	76,779	217,687	229,059
Professional services	2,665	2,770	7,987	9,433
Total revenue	74,121	79,549	225,674	238,492
Cost of revenue:
Subscription and support	20,853	23,553	66,411	69,747
Professional services and other	2,085	2,173	6,241	7,287
Total cost of revenue	22,938	25,726	72,652	77,034
Gross profit	51,183	53,823	153,022	161,458
Operating expenses:
Sales and marketing	16,860	14,361	46,904	45,285
Research and development	12,740	11,645	37,713	35,388
General and administrative	14,597	14,668	47,369	56,110
Depreciation and amortization	14,262	10,117	44,209	31,970
Acquisition-related expenses	443	3,586	2,609	18,924
Impairment of goodwill	—	—	128,755	—
Total operating expenses	58,902	54,377	307,559	187,677
Loss from operations	(7,719)	(554)	(154,537)	(26,219)
Other expense:
Interest expense, net	(2,525)	(7,354)	(13,362)	(22,870)
Other income, net	103	339	911	1,698
Total other expense	(2,422)	(7,015)	(12,451)	(21,172)
Loss before benefit from income taxes	(10,141)	(7,569)	(166,988)	(47,391)
Benefit from income taxes	1,471	1,056	3,126	1,654
Net loss	$(8,670)	$(6,513)	$(163,862)	$(45,737)
Preferred stock dividends	(1,344)	(546)	(3,988)	(546)
Net loss attributable to common stockholders	$(10,014)	$(7,059)	$(167,850)	$(46,283)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.31)	$(0.22)	$(5.17)	$(1.47)
Weighted-average common shares outstanding, basic and diluted	32,579,544	31,655,206	32,438,682	31,401,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(8,670)	$(6,513)	$(163,862)	$(45,737)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,103)	(13,869)	(3,248)	(32,272)
Unrealized translation gain (loss) on foreign currency denominated intercompany loans, net of taxes	(2,588)	(7,415)	1,111	(14,211)
Interest rate swaps	(3,496)	17,988	(3,745)	52,357
Other comprehensive income (loss):	$(10,187)	$(3,296)	$(5,882)	$5,874
Comprehensive loss	$(18,857)	$(9,809)	$(169,744)	$(39,863)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	115,000	$114,935	32,654,615	$3	$616,556	$15,415	$(464,190)	$167,784
Dividends accrued - Convertible Preferred Stock	—	1,344	—	—	(1,344)	—	—	(1,344)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	269,754	—	(353)	—	—	(353)
Stock repurchases and retirements			(783,356)		(3,215)			(3,215)
Stock-based compensation	—	—	—	—	5,360	—	—	5,360
Foreign currency translation adjustment	—	—	—	—	—	(4,103)	—	(4,103)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	(2,588)	—	(2,588)
Interest rate swaps	—	—	—	—	—	(3,496)	—	(3,496)
Net loss	—	—	—	—	—	—	(8,670)	(8,670)
Balance at September 30, 2023	115,000	$116,279	32,141,013	$3	$617,004	$5,228	$(472,860)	$149,375

	Three Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	—	$—	31,632,628	$3	$594,080	$(2,344)	$(279,809)	$311,930
Issuance of Convertible Preferred Stock	115,000	110,520	—	—	—	—	—	—
Dividends accrued - Convertible Preferred Stock	—	546	—	—	(546)	—	—	(546)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	144,494	—	(169)	—	—	(169)
Stock-based compensation	—	—	—	—	7,527	—	—	7,527
Foreign currency translation adjustment	—	—	—	—	—	(13,869)	—	(13,869)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	(7,415)	—	(7,415)
Interest rate swaps	—	—	—	—	—	17,988	—	17,988
Net loss	—	—	—	—	—	—	(6,513)	(6,513)
Balance at September 30, 2022	115,000	$111,066	31,777,122	$3	$600,892	$(5,640)	$(286,322)	$308,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	115,000	$112,291	32,221,855	$3	$606,755	$11,110	$(308,998)	$308,870
Dividends accrued - Convertible Preferred Stock	—	3,988	—	—	$(3,988)	—	—	(3,988)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	702,514	—	(740)	—	—	(740)
Stock repurchase and retirement			(783,356)		(3,215)			(3,215)
Stock-based compensation	—	—	—	—	18,192	—	—	18,192
Foreign currency translation adjustment	—	—	—	—	—	(3,248)	—	(3,248)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	1,111	—	1,111
Interest rate swaps	—	—	—	—	—	(3,745)	—	(3,745)
Net loss	—	—	—	—	—	—	(163,862)	(163,862)
Balance at September 30, 2023	115,000	$116,279	32,141,013	$3	$617,004	$5,228	$(472,860)	$149,375

	Nine Months Ended September 30, 2022
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	31,096,548	$3	$568,384	$(11,514)	$(240,585)	$316,288
Issuance of Convertible Preferred Stock	115,000	110,520	—	—	—	—	—	—
Dividends accrued - Convertible Preferred Stock	—	546	—	—	(546)	—	—	(546)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	680,574	—	(969)	—	—	(969)
Stock-based compensation	—	—	—	—	34,023	—	—	34,023
Foreign currency translation adjustment	—	—	—	—	—	(32,272)	—	(32,272)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries, net of taxes	—	—	—	—	—	(14,211)	—	(14,211)
Interest rate swaps	—	—	—	—	—	52,357	—	52,357
Net loss	—	—	—	—	—	—	(45,737)	(45,737)
Balance at September 30, 2022	115,000	$111,066	31,777,122	$3	$600,892	$(5,640)	$(286,322)	$308,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Operating activities
Net loss	$(163,862)	$(45,737)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,475	41,333
Change in fair value of liabilities due to sellers of businesses	—	(75)
Deferred income taxes	(2,651)	(3,291)
Amortization of deferred costs	9,909	9,041
Foreign currency re-measurement loss	(983)	40
Non-cash interest, net and other income, net	(2,080)	1,687
Non-cash stock-based compensation expense	18,192	34,023
Non-cash loss on impairment of goodwill	128,755	—
Non-cash loss on retirement of fixed assets	46	26
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	10,168	18,187
Prepaid expenses and other current assets	(5,405)	5,148
Other assets	12,259	(10,203)
Accounts payable	(871)	(1,464)
Accrued expenses and other liabilities	(4,729)	(11,256)
Deferred revenue	(12,069)	(13,321)
Net cash provided by operating activities	41,154	24,138
Investing activities
Purchase of property and equipment	(1,034)	(718)
Purchase business combinations, net of cash acquired	—	(62,356)
Net cash used in investing activities	(1,034)	(63,074)
Financing activities
Payments of debt costs	(190)	(200)
Payments on notes payable	(39,050)	(4,050)
Stock repurchases and retirement	(3,215)	—
Issuance of Series A Convertible Preferred stock, net of issuance costs	—	110,520
Taxes paid related to net share settlement of equity awards	(742)	(1,159)
Issuance of common stock, net of issuance costs	2	190
Additional consideration paid to sellers of businesses	(5,550)	(8,174)
Net cash provided by (used in) financing activities	(48,745)	97,127
Effect of exchange rate fluctuations on cash	(437)	(5,629)
Change in cash and cash equivalents	(9,062)	52,562
Cash and cash equivalents, beginning of period	248,653	189,158
Cash and cash equivalents, end of period	$239,591	$241,720
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$23,147	$21,804
Cash paid for taxes	$6,227	$3,163
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$—	$7,820
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 28, 2023.
Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders' equity or cash flows as previously reported.
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
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 2, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions. No material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in our Annual Report.

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

No individual customer represented more than 10% of total revenues for the nine months ended September 30, 2023, or more than 10% of accounts receivable as of September 30, 2023 or December 31, 2022.
Recent Accounting Pronouncements
Recently issued accounting pronouncements - Adopted
In March 2020, the Financial Standards Accounting Board (“FASB”) issued accounting standards update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We adopted ASU 2020-04 during the first quarter of 2023. On February 21, 2023, the Company entered into an amended and restated credit agreement to, among other things, provide for the replacement of LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index measuring the cost of borrowing cash overnight collateralized by Treasury securities. The Company has elected to apply the debt agreement modification expedients related to changes to the reference rate from LIBOR to SOFR in the Company's Credit Agreement, which it completed during the three months ended March 31, 2023. Application of these expedients allows the Company to account for the modification as not substantial. As a result, the debt agreement modification will be accounted for by prospectively adjusting the Credit Agreement’s effective interest rate, any existing unamortized debt discount will carry forward and continue to be amortized and no remeasurement of the Credit Agreement at the modification date is required.

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
2023 Acquisitions
The Company had no acquisitions during the nine months ended September 30, 2023.
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
(1)Represents the cash holdbacks subject to indemnification claims that are payable 12 months following closing for Objectif Lune, and 15 months following closing for BA Insight. As of September 30, 2023, all of the holdbacks had been paid.
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

The following condensed table presents the finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions during the year ended December 31, 2022 and through the nine months ended September 30, 2023 (in thousands):

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
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2023
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$218,598	$—	$—	$218,598
Interest rate swaps	—	20,771	—	20,771
Total	$218,598	$20,771	$—	$239,369

	Fair Value Measurements at December 31, 2022

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$172,849	$—	$—	$172,849
Interest rate swaps	—	41,168	—	41,168
Total	$172,849	$41,168	$—	$214,017
Money market funds are highly-liquid investments and are included in cash and cash equivalents on the consolidated balance sheets. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.
The fair value of the Company's interest rate swaps are measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2.

Debt
The Company believes the carrying value of its long-term debt at September 30, 2023 approximates its fair value based on the interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at September 30, 2023 and December 31, 2022 was $483.4 million and $522.5 million, respectively.
5. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the nine months ended September 30, 2023 are summarized in the table below (in thousands):

Balance at December 31, 2022	$477,043
Adjustment related to prior year business combinations	415
Impairment of goodwill	(128,755)
Foreign currency translation adjustment and other	(531)
Balance at September 30, 2023	$348,172
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
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2023:		(unaudited)
Customer relationships	1-10	$371,784	$204,741	$167,043
Trade name	1.5-10	9,830	7,503	2,327
Developed technology	4-9	92,540	66,389	26,151
Favorable Leases	6.3	272	76	196
Total intangible assets		$474,426	$278,709	$195,717

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2022:
Customer relationships	1-10	$372,162	$162,995	$209,167
Trade name	1.5-10	9,837	6,728	3,109
Developed technology	4-9	92,585	56,240	36,345
Favorable Leases	6.3	273	43	230
Total intangible assets		$474,857	$226,006	$248,851

Management recorded no impairments of intangible assets during the three and nine months ended September 30, 2023 and September 30, 2022.
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life.
Total amortization expense was $17.2 million and $12.8 million during the three months ended September 30, 2023 and September 30, 2022, respectively, and $53.4 million and $40.1 million during the nine months ended September 30, 2023 and September 30, 2022, respectively.
As of September 30, 2023, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2023	$16,587
2024	51,497
2025	36,543
2026	34,327
2027	30,092
2028 and thereafter	26,671
Total	$195,717
6. Income Taxes
The Company’s income tax benefit for the three and nine months ended September 30, 2023 and September 30, 2022 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.

The income tax benefit of $1.5 million and $3.1 million for the three and nine months ended September 30, 2023, respectively, is primarily related to the deferred tax impact of the goodwill impairment booked during the first quarter of 2023, the reduction of uncertain tax positions due to expiration of related statutes of limitation, and foreign income taxes associated with our combined non U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards.

The income tax benefit of $1.1 million and $1.7 million for the three and nine months ended September 30, 2022, respectively, is primarily related to foreign income taxes associated with our combined non-U.S. operations and the deferred tax benefit attributable to the release of valuation allowance related to the acquisition of deferred tax liabilities associated with the Company’s business combination occurring during the three and nine months ended September 30, 2022, as discussed in “Note 3. Acquisitions.” These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards and the impact, recorded as discrete for the three months ended March 31, 2022, of the deferred tax provision attributable to the tax gain associated with the transfer of goodwill between foreign and domestic jurisdictions.

The Company historically incurred operating losses in the United States prior to 2021 and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at September 30, 2023 and December 31, 2022, respectively.

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

7. Debt
Long-term debt consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Senior secured loans (includes unamortized discount of $5,927 and $7,467 based on an imputed interest rate of 7.6% and 5.8%, at September 30, 2023 and December 31, 2022, respectively)	$477,473	$514,983
Less current maturities	(3,103)	(3,136)
Total long-term debt	$474,370	$511,847

In 2019, the Company entered into a credit agreement (the “Credit Facility”) which provided for (i) a fully-drawn $350 million, 7 year, senior secured term loan facility (the “Term Loan”) and (ii) a term loan facility to be established under the Credit Facility in an aggregate principal amount of $190.0 million (the “2019 Incremental Term Loan” and together with the Term Loan, the “Term Loans”) and (iii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of September 30, 2023.
The Term Loans are repayable on a quarterly basis beginning on December 31, 2019 by an amount equal to 0.25% (1.00% per annum) of the aggregate principal amount of such loan. Any amount remaining unpaid is due and payable in full on August 6, 2026 (the “Term Loan Maturity Date”).
On August 31, 2023, the Company prepaid $35.0 million of the Term Loans.
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
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of September 30, 2023, the Company had no borrowings outstanding under the Revolver or related sub-facility.
On February 21, 2023, the Company entered into that certain Amendment No.1 to the Credit Facility (the “Amendment”), which amended the Credit Facility. The Amendment updated the interest rate benchmark from LIBOR to SOFR. Other than the foregoing, the material terms of the Credit Agreement remain unchanged.
At the option of the Company, the Term Loans accrue interest at a per annum rate based on (i) the Base Rate plus a margin of 2.75% or (ii) the rate (not less than 0.00%) published by CME Group Benchmark Administration Limited (CBA), or as otherwise determined in accordance with the Credit Facility (based on a period equal to 1, 2, 3 or 6 months or, if available and agreed to by all relevant Lenders and the Agent, 12 months or such period of less than 1 month) plus a margin of 3.75%. The Base Rate for any day is a rate per annum equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate (not less than 0.00%) in effect on such day plus ½ of 1.00%, and (iii) the Federal Funds Effective Rate for a one month interest period beginning on such day plus 1.00%. After giving effect to the interest rate swaps described below, $259.9 million of the Term Loans has an effective annualized fixed interest rate of 5.4%, and the remaining principal outstanding at September 30, 2023 has a floating interest rate of 9.2%.
Accrued interest is paid quarterly or, with respect to Term Loans that are accruing interest based on the Federal Funds Effective Rate, at the end of the applicable interest rate period.

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
In addition, the Credit Facility contains customary events of default subject to customary cure periods. The occurrence of an event of default could result in the acceleration of the Term Loans and Revolver and a right by the agent and lenders to exercise remedies. At the election of the lenders, a default interest rate shall apply on all obligations during an event of default, at a rate per annum equal to 2.00% above the applicable interest rate. The Term Loans and Revolver are secured by substantially all of the Company's assets.
As of September 30, 2023 the Company was in compliance with all covenants under the Credit Facility.
Interest rate swaps
In 2019, the Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. Until the termination of a portion of the interest rate swaps as described below, these interest rate swaps effectively converted the entire balance of the Company's $540.0 million original principal Term Loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7-year term of debt. The interest rate associated with our undrawn $60 million Revolver remains floating.
In August 2023, the Company sold $259.9 million of the notional amount of its interest rate swap assets back to the counterparties for $20.5 million, reducing the total notional amount of the interest rate swap assets to $259.9 million. The $20.5 million gain in accumulated other comprehensive income related to the $259.9 million amount sold is being released to interest expense, net as interest is accrued on the Company’s variable-rate debt over the remaining term of the Term Loans as a decrease to interest expense, net, the amortization of which totaled $1.1 million for the three and nine months ended September 30, 2023, respectively.

As discussed above, on September 1, 2023, the Company prepaid $35.0 million of the Term Loans. As a result of this prepayment, $2.8 million of the deferred gain in accumulated comprehensive income was released immediately into earnings as interest expense, net.

After giving effect to the notional amount of the sold interest rate swap assets, $259.9 million of the Term Loans has an effective annualized fixed interest rate of 5.4%, and the remaining principal has a floating interest rate as described above.

Amounts reported in accumulated other comprehensive income related to the Company's derivative are reclassified to interest expense, net as interest is accrued on the Company’s variable-rate debt. The impact of the Company’s derivative financial instruments on its condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2023 and September 30, 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized gain (loss) recognized in Other comprehensive income (loss) on interest rate swaps	$316	$17,988	67	$52,357
Amounts reclassified from Accumulated other comprehensive income (loss) to interest expense, net	(3,812)	—	(3,812)	—
Total Other comprehensive income on interest rate swaps	$(3,496)	$17,988	$(3,745)	$52,357

Cash interest costs averaged 5.7% and 5.4% for the nine months ended September 30, 2023 and 2022, respectively. In addition, as of September 30, 2023 and December 31, 2022 the Company had $5.9 million and $7.5 million, respectively, of unamortized deferred financing costs associated with the Credit Facility. These financing costs will be amortized to non-cash interest expense over the remaining term of the Credit Facility.

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
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net Loss	$(8,670)	$(6,513)	$(163,862)	$(45,737)
Preferred stock dividends and accretion	(1,344)	(546)	(3,988)	(546)
Net loss attributable to common stockholders	$(10,014)	$(7,059)	$(167,850)	$(46,283)
Denominator:
Weighted–average common shares outstanding, basic and diluted	32,579,544	31,655,206	32,438,682	31,401,463
Net loss per common share, basic and diluted	$(0.31)	$(0.22)	$(5.17)	$(1.47)
Due to the net losses for the three and nine months ended September 30, 2023 and September 30, 2022, respectively, basic and diluted loss per share were the same. The Company uses the application of the if-converted method for calculating diluted earnings per share on our Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on our stock options, restricted stock units and performance restricted stock units.
The following table sets forth the anti–dilutive common share equivalents as of:

	September 30,
	2023	2022

Stock options	151,718	155,895
Restricted stock units	2,063,895	1,442,886
Performance restricted stock units	193,750	93,750
Series A Preferred Stock on an if-converted basis(1)	6,904,813	6,602,643
Total anti–dilutive common share equivalents	9,314,176	8,295,174

(1) As of September 30, 2023, the Series A Preferred Stock plus accumulated dividends totaled $120.8 million. The Series A Preferred Stock has a conversion price of $17.50 per share, as detailed in “Note 10. Series A Convertible Preferred Stock”
9. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment.

Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. The Company does not anticipate that any legal proceedings will have a material adverse effect on the Company's condensed consolidated balances sheets or condensed consolidated statement of operations.
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
On August 23, 2022 (the “Closing Date”), the closing of the Investment (the “Closing”) occurred, and the Series A Preferred Stock was issued to the Purchaser. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses comprised of transaction fees, and financial advisory and legal expenses (the “Series A Preferred Stock Issuance Costs”), which reduced the carrying value of the Series A Preferred Stock. As of September 30, 2023, the Series A Preferred Stock Issuance Costs totaled $4.6 million. Cumulative preferred dividends accrue quarterly on the Series A Preferred Stock at a rate of 4.5% per year within the first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The Series A Preferred Stock had accrued unpaid dividends of $5.8 million as of September 30, 2023.

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

Liquidation Rights

In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into Common Stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of September 30, 2023, the Liquidation Preference of the Series A Preferred Stock was $120.8 million.

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

Voting Rights

The Series A Preferred Stock will vote together with the common shares on all matters and not as a separate class (except as specifically provided in the Certificate of Designation or as otherwise required by law) on an as-converted basis.

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
Share repurchase program
On September 1, 2023, the Board of Directors authorized a stock repurchase program (the “Share Repurchase Plan”) in the aggregate amount of up to $15.0 million that would allow the Company to repurchase shares of its issued and outstanding Common Stock, from time to time in the open market or otherwise (including in negotiated transactions, open market transactions, through accelerated share repurchase, through indirect purchases of Common Stock such as by using derivatives or in other transactions) in each case in accordance with applicable securities laws so long as the aggregate purchase price paid for such transactions does not exceed $15.0 million for all such purchases. The authorization does not have a specified expiration date. Accordingly, unless terminated earlier by resolution of the Board, the Share Repurchase Plan will expire when the Company has repurchased all shares authorized for repurchase. During the three and nine months ended September 30, 2023, the Company repurchased and subsequently retired 783,356 shares of Common Stock, for a total of $3.2 million under the Share Repurchase Plan. As of September 30, 2023, approximately $11.8 million remained available for additional share repurchases. The Company is not obligated to acquire any particular amount of Common Stock and may modify or suspend the repurchases at any time in the Company’s discretion.

In October 2023, the Board of Directors authorized an increase to the Share Repurchase Plan to allow the Company to repurchase up to an additional $10 million of shares. See “Note - 14. Subsequent Events” for further information.
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
The following table shows the components of accumulated other comprehensive income (loss), net of income taxes, (“AOCI”) in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2023	December 31, 2022
Foreign currency translation adjustment	$(25,880)	$(22,632)
Unrealized translation loss on intercompany loans with foreign subsidiaries, net of taxes	(6,315)	(7,426)
Unrealized gain on interest rate swaps	20,771	41,168
Realized gain on interest rate swap sale, net of amounts reclassified into interest expense, net	16,652	—
Total accumulated other comprehensive income	$5,228	$11,110
The unrealized translation gains (losses) on intercompany loans with foreign subsidiaries as of September 30, 2023 is net of income tax expense of $0.6 million. The tax provision (benefit) to unrealized translation gains (losses) on intercompany loans for the three and nine months ended September 30, 2023 was $(0.8) million and $0.2 million, respectively. The tax provision related to unrealized translation gains (losses) on intercompany loans for the three and nine months ended September 30, 2022 was $1.9 million and $0.4 million, respectively. The income tax expense/benefit allocated to each component of other comprehensive income for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
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

Stock-Based Compensation
The Company recognizes stock-based compensation expense from all awards in the following expense categories included in our condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$246	$510	$850	$1,487
Research and development	608	701	1,911	2,107
Sales and marketing	429	612	1,563	3,584
General and administrative	4,077	5,704	13,868	26,845
Total	$5,360	$7,527	$18,192	$34,023
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
The following table summarizes PSU and RSU activity during the nine months ended September 30, 2023:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2022	1,603,023	$21.33
Granted	1,775,357	7.85
Vested	(886,123)	18.34
Forfeited	(234,612)	14.05
Unvested restricted units outstanding as of September 30, 2023	2,257,645	$12.66
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
Significant assumptions used in the Monte Carlo simulation model for the PSUs granted during the nine months ended September 30, 2023 and year ended December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Expected volatility	55.5%	49.5%
Risk-free interest rate	4.4%	0.7%
Remaining performance period (in years)	2.86	1.46
Dividend yield	—	—
Stock Option Activity
Stock option activity during the nine months ended September 30, 2023 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2022	154,321	$11.19
Options exercised	(1,784)	1.77
Options expired	(819)	6.23
Outstanding at September 30, 2023	151,718	$11.33
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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of September 30, 2023 and December 31, 2022, unbilled receivables were $4.1 million and $5.3 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. We utilize the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the nine months ended September 30, 2023.
The following table presents the activity impacting deferred commissions for the nine months ended September 30, 2023 (in thousands:

Deferred Commissions
Balance at December 31, 2022	$24,755
Capitalized deferred commissions	8,814
Amortization of deferred commissions	(9,846)
Balance at September 30, 2023	$23,723
Amortization of deferred commissions in excess of commissions capitalized for the three and nine months ended September 30, 2023 was $0.6 million and $1.0 million, respectively.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.

Deferred revenue is mainly unearned revenue related to subscription services and support services. During the nine months ended September 30, 2023, we recognized $97.7 million and $3.4 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of September 30, 2023, approximately $257.0 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 69% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the United States, United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Subscription and support:
United States	$49,884	$54,054	$152,287	$158,394
United Kingdom	9,371	9,939	28,205	31,649
Canada	3,348	4,625	10,281	13,520
Other International	7,359	6,477	22,597	20,176
Total subscription and support revenue	69,962	75,095	213,370	223,739
Perpetual license:
United States	409	1,110	1,786	2,581
United Kingdom	222	51	514	342
Canada	38	10	94	187
Other International	825	513	1,923	2,210
Total perpetual license revenue	1,494	1,684	4,317	5,320
Professional services:
United States	1,522	1,673	4,676	5,121
United Kingdom	336	442	1,046	1,901
Canada	225	189	684	647
Other International	582	466	1,581	1,764
Total professional service revenue	2,665	2,770	7,987	9,433
Total revenue	$74,121	$79,549	$225,674	$238,492

13. Related Party Transactions
The Company does not have any material related party transactions to report for the three and nine months ended September 30, 2023.

14. Subsequent Events
On October 31, 2023, the Board of Directors authorized a $10 million increase to its previously announced Share Repurchase Plan. The Company may continue to repurchase shares from time to time in the open market or otherwise (including in negotiated transactions, open market transactions, through accelerated share repurchase, through indirect purchases of Common Stock such as by using derivatives or in other transactions) in each case in accordance with applicable securities laws so long as the aggregate purchase price paid for such transactions does not exceed the authorized amount for all such purchases after the date of these resolutions. The authorization does not have a specified expiration date. Accordingly, unless terminated earlier by resolution of the Board, the Share Repurchase Plan will expire when the Company has repurchased all shares authorized for repurchase thereunder.

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
•our Share Repurchase Plan (as defined in Note 11. Stockholders’ Equity), including expectations regarding the timing and manner of repurchases made under the Share Repurchase Plan;
•our current level of indebtedness, including our exposure to variable interest rate risk;
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
Through a series of acquisitions and integrations, we have established a library of diverse, cloud-based software applications that address specific digital transformation needs. Our revenue has grown from $149.9 million in the year ended December 31, 2018 to $317.3 million in the year ended December 31, 2022, representing a compound annual growth rate of 21%. During the nine months ended September 30, 2023 and 2022, foreign revenue as a percent of total revenue was 30%. See “Note 12. Revenue Recognition” in the notes to our unaudited condensed consolidated financial statements for more information regarding our revenue as it relates to domestic and foreign operations.
To support continued growth, we intend to pursue acquisitions of complementary technologies and businesses. This will expand our product library, customer base, and market access resulting in increased benefits of scale. Consistent with our growth strategy, we have made 31 acquisitions from February 2012 through September 30, 2023.
Acquisitions
2022 Acquisitions

During the nine months ended September 30, 2022, we completed the two acquisitions summarized below.

•BA Insight - On February 22, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of BA Insight Inc., a Delaware corporation. As a result of the February 22, 2022 purchase date, the impact of this acquisition is fully reflected in our results of operations for the nine months ended September 30, 2023 but is not fully reflected in our results of operations for the nine months ended September 30, 2022.

•Objectif Lune - On January 7, 2022, the Company entered into an agreement to purchase the shares comprising the entire issued share capital of Objectif Lune Inc., a Quebec proprietary company. The purchase was recorded using a convenience date of January 1, 2022, therefore the impact of this acquisition is fully reflected in our results of operations for the nine months ended September 30, 2023 and the nine months ended September 30, 2022.

Key Metrics and Non-GAAP Financial Measures
In addition to the GAAP financial measures described below in “Results of Operations,” we regularly review the following key metrics and non-GAAP financial measures to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions.
Core Organic Growth Rate

Beginning with the three months ended June 30, 2023, we began disclosing our Core Organic Growth Rate, a non-GAAP financial measure. We use Core Organic Growth Rate as a key performance measure to assess our consolidated operating performance over time and for planning and forecasting purposes. Core Organic Growth Rate is the percentage change between two reported periods in subscription and support revenue, excluding subscription and support revenue from Sunset Assets and Overage Charges, each as defined below. We calculate our year-over-year Core Organic Growth Rate as though all acquisitions or dispositions closed as of the end of the latest period were closed as of the first day of the prior year period presented. Core Organic Growth Rate does not represent actual organic revenue generated by our business as it stood at the beginning of the respective period.

For the three-month period ended September 30, 2023, our Core Organic Growth Rate was negative 1.9%.

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

	Three Months Ended September 30,
	2023	2022

	(dollars in thousands)
Reconciliation of total revenue to core organic revenue:
Total revenue	$74,121	$79,549
Less:
Perpetual license revenue	1,494	1,684
Professional services revenue	2,665	2,770
Subscription and support revenue from Sunset Assets	8,269	11,775
Overage Charges	1,258	1,711
Core organic revenue	$60,435	$61,609

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(8,670)	$(6,513)	$(163,862)	$(45,737)
Add:
Depreciation and amortization expense	17,692	13,140	54,475	41,333
Interest expense, net	2,525	7,354	13,362	22,870
Other expense (income), net	(103)	(339)	(911)	(1,698)
Benefit from income taxes	(1,471)	(1,056)	(3,126)	(1,654)
Stock-based compensation expense	5,360	7,527	18,192	34,023
Acquisition-related expense	443	3,586	2,609	18,924
Non-recurring litigation costs	277	15	427	15
Purchase accounting deferred revenue discount	106	1,174	465	4,766
Impairment of goodwill	—	—	128,755	—
Adjusted EBITDA	$16,159	$24,888	$50,386	$72,842
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$69,962	94%	$75,095	94%	$213,370	95%	$223,739	94%
Perpetual license	1,494	2%	1,684	2%	4,317	2%	5,320	2%
Total product revenue	71,456	96%	76,779	96%	217,687	97%	229,059	96%
Professional services	2,665	4%	2,770	4%	7,987	3%	9,433	4%
Total revenue	74,121	100%	79,549	100%	225,674	100%	238,492	100%
Cost of revenue:
Subscription and support (1)(3)	20,853	28%	23,553	30%	66,411	29%	69,747	29%
Professional services and other (1)	2,085	3%	2,173	2%	6,241	3%	7,287	3%
Total cost of revenue	22,938	31%	25,726	32%	72,652	32%	77,034	32%
Gross profit	51,183	69%	53,823	68%	153,022	68%	161,458	68%
Operating expenses:
Sales and marketing (1)	16,860	23%	14,361	18%	46,904	21%	45,285	19%
Research and development (1)	12,740	17%	11,645	15%	37,713	17%	35,388	15%
General and administrative (1)(2)	14,597	20%	14,668	18%	47,369	21%	56,110	24%
Depreciation and amortization	14,262	19%	10,117	13%	44,209	20%	31,970	13%
Acquisition-related expenses	443	—%	3,586	4%	2,609	—%	18,924	8%
Impairment of goodwill	—	—%	—	—%	128,755	57%	—	—%
Total operating expenses	58,902	79%	54,377	68%	307,559	136%	187,677	79%
Loss from operations	(7,719)	(10)%	(554)	—%	(154,537)	(68)%	(26,219)	(11)%
Other Expense:
Interest expense, net	(2,525)	(3)%	(7,354)	(9)%	(13,362)	(6)%	(22,870)	(10)%
Other income (expense), net	103	—%	339	—%	911	—%	1,698	1%
Total other expense	(2,422)	(3)%	(7,015)	(9)%	(12,451)	(6)%	(21,172)	(9)%
Loss before provision for income taxes	(10,141)	(13)%	(7,569)	(9)%	(166,988)	(74)%	(47,391)	(20)%
Benefit from income taxes	1,471	1%	1,056	1%	3,126	1%	1,654	1%
Net loss	(8,670)	(12)%	(6,513)	(8)%	(163,862)	(73)%	(45,737)	(19)%
Preferred stock dividends and accretion	(1,344)	(2)%	(546)	(1)%	(3,988)	(2)%	(546)	—%
Net loss attributable to common shareholders	$(10,014)	(14)%	$(7,059)	(9)%	$(167,850)	(74)%	$(46,283)	(19)%
Net loss per common share:
Net loss per common share, basic and diluted	$(0.31)		$(0.22)		$(5.17)		$(1.47)
Weighted-average common shares outstanding, basic and diluted	32,579,544		31,655,206		32,438,682		31,401,463

(1) Includes stock-based compensation detailed under Share-based Compensation in “Item 1. Financial Statements—Note 11. Stockholders' Equity”.
(2) Includes general and administrative stock-based compensation of $4.1 million and $5.7 million for the three months September 30, 2023 and September 30, 2022, respectively, and $13.9 million and $26.8 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 14% and 11% for the three months ended September 30, 2023 and September 30, 2022, respectively, and 15% and 12% for the nine months ended September 30, 2023 and September 30, 2022, respectively.

(3) Includes depreciation and amortization of $3.4 million and $3.0 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $10.3 million and $9.4 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$69,962	$75,095	(7)%	$213,370	$223,739	(5)%
Perpetual license	1,494	1,684	(11)%	4,317	5,320	(19)%
Total product revenue	71,456	76,779	(7)%	217,687	229,059	(5)%
Professional services	2,665	2,770	(4)%	7,987	9,433	(15)%
Total revenue	$74,121	$79,549	(7)%	$225,674	$238,492	(5)%

Percentage of revenue:
Subscription and support	94%	94%		95%	94%
Perpetual license	2%	2%		2%	2%
Total product revenue	96%	96%		97%	96%
Professional services	4%	4%		3%	4%
Total revenue	100%	100%		100%	100%

For the Three Months Ended September 30, 2023
Total revenue was $74.1 million in the three months ended September 30, 2023, compared to $79.5 million in the three months ended September 30, 2022, a decrease of $5.4 million, or 7%. This decrease is attributable to a $3.6 million decrease in revenue from Sunset Assets as a result of decreased sales focus on these products, a $2.8 million decrease in other recurring revenue products and variable Overage Charges, a $0.1 million decline in perpetual license revenue, a $0.2 million decline in professional services revenue offset by a $0.5 million positive effect from foreign currency fluctuations and an increase of $0.8 million in revenue from acquisitions not fully reflected in the comparable prior period.
For the Nine Months Ended September 30, 2023
Total revenue was $225.7 million in the nine months ended September 30, 2023, compared to $238.5 million in the nine months ended September 30, 2022, a decrease of $12.8 million, or 5%. This decrease is attributable to a $9.3 million decrease in revenue from Sunset Assets as a result of decreased sales focus on these products, a $6.4 million decrease in other recurring revenue products and variable Overage Charges, a $1.0 million decline in perpetual license revenue, a $1.5 million decline in professional services revenue and a $1.0 million negative effect from foreign currency fluctuations. This was offset by an increase of $6.4 million in revenue from acquisitions not fully reflected in the comparable prior period.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$20,853	$23,553	(11)%	$66,411	$69,747	(5)%
Professional services and other	2,085	2,173	(4)%	6,241	7,287	(14)%
Total cost of revenue	22,938	25,726	(11)%	72,652	77,034	(6)%
Gross profit	$51,183	$53,823		$153,022	$161,458

Percentage of total revenue:
Subscription and support (1)	28%	30%		29%	29%
Professional services and other	3%	2%		3%	3%
Total cost of revenue	31%	32%		32%	32%
Gross profit	69%	68%		68%	68%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$1	$2		$5	$7
Amortization	$3,429	$3,021		$10,261	$9,356
Stock Compensation	$246	$510		$850	$1,487
For the Three Months Ended September 30, 2023
Cost of subscription and support revenue was $20.9 million in the three months ended September 30, 2023, compared to $23.6 million in the three months ended September 30, 2022, a decrease of $2.7 million, or 11%. The decrease in cost of subscription and support revenue is primarily related to a $1.3 million decrease in our variable telecom carrier costs, combined with a decrease of $0.7 million in personnel related expenses and a decrease of $0.3 million in non-cash stock compensation offset by an increase of $0.4 million in amortization expense.
Cost of professional services and other revenue was $2.1 million in the three months ended September 30, 2023, compared to $2.2 million in the three months ended September 30, 2022, a decrease of $0.1 million, or 4%. The decrease in cost of professional services was related to a decrease in personnel related expenses.
For the Nine Months Ended September 30, 2023
Cost of subscription and support revenue was $66.4 million in the nine months ended September 30, 2023, compared to $69.7 million in the nine months ended September 30, 2022, a decrease of $3.3 million, or 5%. Cost of subscription and support revenue decreased by $3.3 million primarily due to a $3.9 million decrease in our variable telecom carrier costs, a decrease of $0.5 million in personnel related expenses and a decrease of $0.6 million in non-cash stock compensation offset with increases of $0.3 million in hosting expenses and $1.2 million in amortization expense.
Cost of professional services revenue was $6.2 million in the nine months ended September 30, 2023, compared to $7.3 million in the nine months ended September 30, 2022, a decrease of $1.1 million, or 14%, which reflects a decrease in personnel related expenses.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(dollars in thousands)
Sales and marketing (1)	$16,860	$14,361	17%	$46,904	$45,285	4%
Percentage of total revenue	23%	18%		21%	19%

(1) Includes stock compensation expense as follows:
Stock Compensation	$429	$612		$1,563	$3,584
For the Three Months Ended September 30, 2023
Sales and marketing expense was $16.9 million in the three months ended September 30, 2023, compared to $14.4 million in the three months ended September 30, 2022, an increase of $2.5 million, or 17%. The increase in sales and marketing expense is primarily attributable to increase in personnel related expenses and marketing expenses associated with the announced investment in our go to market strategy partially offset by a decrease in non-cash stock compensation expense of $0.2 million.
For the Nine Months Ended September 30, 2023
Sales and marketing expense was $46.9 million in the nine months ended September 30, 2023, compared to $45.3 million in the nine months ended September 30, 2022, an increase of $1.6 million, or 4% attributable to a decrease of $1.5 million in sales and marketing costs for our Sunset Assets, a decrease of $2.0 million in non-cash stock based compensation, offset by an increase in personnel related expenses and marketing expenses associated with the announced investment in our go to market strategy.
Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Research and development (1)	$12,740	$11,645	9%	$37,713	$35,388	7%
Percentage of total revenue	17%	15%		17%	15%

(1) Includes stock compensation expense as follows:
Stock Compensation	$608	$701		$1,911	$2,107
For the Three Months Ended September 30, 2023
Research and development expense was $12.7 million in the three months ended September 30, 2023, compared to $11.6 million in the three months ended September 30, 2022, an increase of $1.1 million, or 9%. Research and development expense increased $1.7 million driven by personnel related expenses associated with the continued growth in our India operations offset by a decrease of $0.6 million in expenses for our Sunset Assets.
For the Nine Months Ended September 30, 2023
Research and development expense was $37.7 million in the nine months ended September 30, 2023, compared to $35.4 million in the nine months ended September 30, 2022, an increase of $2.3 million, or 7%. The increase was driven by $4.2 million increased personnel related expenses associated with the continued growth in our India operations offset by a decrease of $1.9 million in expenses related to our Sunset Assets.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
General and administrative (1)	$14,597	$14,668	—%	$47,369	$56,110	(16)%
Percentage of total revenue	20%	18%		21%	24%

(1) Includes stock compensation expense as follows:
Stock compensation	$4,077	$5,704		$13,868	$26,845
For the Three Months Ended September 30, 2023
General and administrative expense was $14.6 million in the three months ended September 30, 2023, compared to $14.7 million in the three months ended September 30, 2022, a decrease of $0.1 million, or nil%. Non-cash stock compensation expense decreased $1.6 million due to additional expense recognized in the three months ended September 30, 2022 related to stock award modifications that did not reoccur. This was partially offset by a $1.5 million increase in personnel related expenses and outside professional expenses.
For the Nine Months Ended September 30, 2023
General and administrative expense was $47.4 million in the nine months ended September 30, 2023, compared to $56.1 million in the nine months ended September 30, 2022, a decrease of $8.7 million, or 16%. Non-cash stock compensation expense decreased $13.0 million due to additional expense recognized in the nine months ended September 30, 2022 related to stock award modifications that did not reoccur. General administrative expense increased $4.3 million primarily due to personnel related expenses and outside professional expenses.
Depreciation and Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$451	$363	24%	$1,088	$1,191	(9)%
Amortization	13,811	9,754	42%	43,121	30,779	40%
Total depreciation and amortization	$14,262	$10,117	41%	$44,209	$31,970	38%

Percentage of total revenue:
Depreciation	—%	1%		1%	—%
Amortization	19%	12%		19%	13%
Total depreciation and amortization	19%	13%		20%	13%
For the Three Months Ended September 30, 2023
Depreciation and amortization expense was $14.3 million in the three months ended September 30, 2023, compared to $10.1 million in the three months ended September 30, 2022, an increase of $4.2 million, or 41%. This increase was primarily due to the adjustment of the estimated useful lives of certain intangible assets.
For the Nine Months Ended September 30, 2023
Depreciation and amortization expense was $44.2 million in the nine months ended September 30, 2023, compared to $32.0 million in the nine months ended September 30, 2022, an increase of $12.2 million, or 38%. This increase was primarily due to the adjustment of the estimated useful lives of certain intangible assets.

Acquisition-related Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(dollars in thousands)
Acquisition-related expenses	$443	$3,586	(88)%	$2,609	$18,924	(86)%
Percentage of total revenue	—%	4%		—%	8%
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
For the Three Months Ended September 30, 2023
Acquisition-related expense was $0.4 million in the three months ended September 30, 2023, compared to $3.6 million in the three months ended September 30, 2022, a decrease of $3.2 million, or 88%. We have had no new acquisitions since our two acquisitions during the three months ended March 31, 2022. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel related expenses incurred as we consolidate and integrate these acquisitions.Transformation expenses in the three months ended September 30, 2022 include expenses related to acquisitions closed in the three months ended March 31, 2022 as well the residual expenses related to the three acquisitions closed in 2021.
For the Nine Months Ended September 30, 2023
Acquisition related expense was $2.6 million the nine months ended September 30, 2023, compared to $18.9 million in the nine months ended September 30, 2022 a decrease of $16.3 million, or 86%. The transformational expenses in both the current and year ago periods were primarily related to temporary transitional personnel and related costs along with accelerated rent related expenses incurred in conjunction with the closures of offices of our acquired companies as we consolidate and integrate these acquisitions. These accelerated rent related expenses were nil and $0.9 million during the nine months ended September 30, 2023 and September 30, 2022, respectively.

Impairment of goodwill

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(dollars in thousands)
Impairment of goodwill	$—	$—	NA	$128,755	$—	NA
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

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(2,525)	$(7,354)	(66)%	$(13,362)	$(22,870)	(42)%
Other income (expense), net	103	339	(70)%	911	1,698	(46)%
Total other expense	$(2,422)	$(7,015)	(65)%	$(12,451)	$(21,172)	(41)%

Percentage of total revenue:
Interest expense, net	(3)%	(9)%		(6)%	(10)%
Other income (expense), net	—%	—%		—%	1%
Total other expense	(3)%	(9)%		(6)%	(9)%
For the Three Months Ended September 30, 2023
Interest expense, net of interest income was $2.5 million in the three months ended September 30, 2023 compared to $7.4 million in the three months ended September 30, 2022, a decrease of $4.9 million or 66%, due primarily to the $1.1 million amortization of the deferred gain on the liquidation of a portion of our interest rate swaps as well as a $2.8 million benefit related to the deferred gain recognized immediately into earnings upon the $35 million prepayment on our Term Loans combined with higher interest income on our interest-bearing cash accounts..
Other income, net was $0.1 million in the three months ended September 30, 2023, compared to other income, net of $0.3 million in the three months ended September 30, 2022. Other income (expense), net recognized during the three months ended September 30, 2023 was related primarily to foreign currency exchange fluctuations.
For the Nine Months Ended September 30, 2023
Interest expense, net of interest income was $13.4 million in the nine months ended September 30, 2023, compared to $22.9 million in the nine months ended September 30, 2022, a decrease of $9.5 million, or 42%. The decrease is primarily attributable to the $1.1 million amortization of the deferred gain on the liquidation of a portion of our interest rate swaps as well as a $2.8 million benefit related to the deferred gain recognized immediately into earnings upon the $35 million prepayment on our Term Loans combined with higher interest income on our interest-bearing cash accounts.
Other income, net was $0.9 million in the nine months ended September 30, 2023, compared to other income, net of $1.7 million in the nine months ended September 30, 2022. Other income (expense), net recognized in the nine months ended September 30, 2023 and September 30, 2022 related primarily to foreign currency exchange fluctuations.

Benefit from Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change

	(dollars in thousands)
Benefit from income taxes	$1,471	$1,056	39%	$3,126	$1,654	89%
Percentage of total revenue	1%	1%		1%	1%
For the Three Months Ended September 30, 2023
Benefit from income taxes was $1.5 million in the three months ended September 30, 2023, compared to a benefit for income taxes of $1.1 million in the three months ended September 30, 2022, resulting in an increase in benefit from income taxes of $0.4 million. The benefit from income taxes for the three months ended September 30, 2023 related primarily to the reduction of uncertain tax positions due to expiration of related statutes of limitation and foreign income taxes associated with our combined non-U.S. operations. This tax benefit is offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and U.S. state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards
For the Nine Months Ended September 30, 2023
The benefit from income taxes was $3.1 million in the nine months ended September 30, 2023, compared to a benefit from income taxes of $1.7 million in the nine months ended September 30, 2022, an increase of $1.4 million. This increase was due primarily to the deferred tax impact of the goodwill impairment booked during the first quarter of 2023, the reduction of uncertain tax positions due to expiration of related statutes of limitation, and foreign income taxes associated with our combined non U.S. operations. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards.
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operating activities, the raising of capital including sales of our Common Stock or our convertible preferred stock, and borrowings under our credit facility. We believe that current cash and cash equivalents, cash flows from operating activities, and availability under our existing credit facility will be sufficient to fund our operations for at least the next twelve months. In addition, we may utilize the sources of capital available to us under our Revolver to support our continued growth via acquisitions.
As of September 30, 2023, we had cash and cash equivalents of $239.6 million, $60.0 million of available borrowings under our Revolver, as discussed below, and $483.4 million of borrowings outstanding under our Term Loans. As of December 31, 2022, we had cash and cash equivalents of $248.7 million, $60.0 million of available borrowings under our Revolver, and $522.5 million of borrowings outstanding under our Term Loans. The $9.1 million decrease in cash and cash equivalents from December 31, 2022 to September 30, 2023 was due primarily to the $35 million pay down on our outstanding borrowings and the $3.2 million paid to repurchase shares of the Company’s Common Stock, offset by the cash gain of $20.5 million from the sale of a portion of our interest rate swaps and other cash flows from operations.

Our cash and cash equivalents held by our foreign subsidiaries was $22.5 million as of September 30, 2023 and $34.8 million as of December 31, 2022. Our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of September 30, 2023 and December 31, 2022, we had working capital surpluses of $178.1 million and $170.1 million, respectively.

Series A Preferred Stock Proceeds

In August of 2022, we issued Series A Preferred Stock as discussed in “Note 10. Series A Convertible Preferred Stock” which provided us an additional $110.4 million in liquidity, net of issuance costs of $4.6 million, that we intend to use for general corporate purposes including acquisitions.

Credit Facility
As described in “Note 7. Debt—Credit Facility”, the Company has a Credit Facility which includes the fully drawn Term Loans as of September 30, 2023, and a $60 million Revolver which was fully available as of September 30, 2023.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022

	(dollars in thousands)
Consolidated Statements of Cash Flow data:
Net cash provided by operating activities	$41,154	$24,138
Net cash used in investing activities	(1,034)	(63,074)
Net cash provided by (used in) financing activities	(48,745)	97,127
Effect of exchange rate fluctuations on cash	(437)	(5,629)
Change in cash and cash equivalents	(9,062)	52,562
Cash and cash equivalents, beginning of period	248,653	189,158
Cash and cash equivalents, end of period	$239,591	$241,720
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
Cash provided by operating activities was $41.2 million for the nine months ended September 30, 2023 compared to cash provided by operating activities of $24.1 million for the nine months ended September 30, 2022, an increase of $17.0 million. Working capital sources of cash for the nine months ended September 30, 2023 included a one-time $20.5 million cash gain on the sale of a portion of our interest rate swaps offset by working capital uses of cash for the nine months ended September 30, 2023.
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
For the nine months ended September 30, 2023, cash used in investing activities consisted of purchases of property and equipment of $1.0 million. Cash used in investing activities decreased $62.0 million for the nine months ended September 30, 2023 compared to the same period in 2022 primarily as a result of no acquisitions closed during the current period compared to the two acquisitions in the comparable prior year period.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our acquisitions, proceeds from debt obligations incurred to finance our acquisitions, repayments and servicing of our debt obligations, share repurchases and share based employee payroll tax payment activity.

Cash used in financing activities changed by $145.9 million for the nine months ended September 30, 2023 compared to the same period in 2022 due to the use of $35 million used to pay down our Credit Facility in 2023, $3.2 million used for Common Stock repurchases and a $2.6 million decrease in consideration paid to sellers (i.e. acquisition holdbacks) combined with the $110.5 million received from the issuance of preferred stock in 2022 which was not recurring in 2023.
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
•business combinations;
•goodwill and other intangibles; and
•stock-based compensation.
We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 2, 2023, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and nine months ended September 30, 2023, as presented herein and in “Item 1. Financial Statements” to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023 (the “Annual Report”). Please refer to our Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents and variable rate indebtedness. The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit.
In conjunction with our Term Loans under the Credit Facility, we had entered into interest rate swaps with a total notional amount of $540 million for the full seven-year term, effectively fixing the interest rate of our Term Loans at 5.4% prior to August 2023. On August 24, 2023, the Company sold a portion of their interest rate swaps with a total notional amount of $259.9 million and received $20.5 million of net cash proceeds. After giving effect to such sale, $260 million of the Term Loans has an effective annualized fixed interest rate of 5.4%, and the remaining principal outstanding at September 30, 2023 has a floating interest rate of 9.2% based on the interest rate as described in “Note 7. Debt.
The interest rate associated with our $60 million, 5 year, revolving credit facility remains floating.
As of September 30, 2023, we had an outstanding balance of $483.4 under our Credit Facility. Based on the Company’s outstanding balance of variable rate debt at September 30, 2023, a hypothetical change of 100 basis points could have resulted in a $0.4 million increase to total interest expense for the nine months ended September 30, 2023.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, Canadian dollars, British pounds, and Euros, and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business could have resulted in a change in revenue of $5.7 million for the nine months ended September 30, 2023. To date, we have not engaged in any currency hedging strategies. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2023 (in thousands, except share and per share data).

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of the publicly announced plan (3)	Maximum approximate dollar value of shares that may yet be purchased under the plan
9/1/2023 - 9/30/2023	875,624	$4.10	783,356	$11,784,771
Total	875,624	$4.10	783,356	$11,784,771

(1) The total number of shares repurchased includes 92,268 shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards.
(2) Average price paid per share excludes costs associated with the above mentioned repurchases.
(3) On September 1, 2023, the Board of Directors authorized the Stock Repurchase Plan (as defined in Note 11. Stockholders’ Equity) in the aggregate amount of up to $15,000,000 that would allow the Company to repurchase shares of its issued and outstanding Common Stock, from time to time in the open market or otherwise including pursuant to a Rule 10b5-1 trading plan and in compliance with Rule10b-18 under the Exchange Act. The authorization does not have a specified expiration date. Accordingly, unless terminated earlier by resolution of the Board, the stock repurchase program will expire when the Company has repurchased all shares authorized for repurchase. The Company is not obligated to acquire any particular amount of Common Stock and may modify or suspend the repurchases at any time in the Company’s discretion. See Note 14. Subsequent Events regarding an authorized increase to the Share Repurchase Plan subsequent to September 30, 2023.

Item 5. Other Information
Rule 10b5-1 Trading Plans

On August 24, 2023, Karen Cummings, our Executive Vice President and Senior General Manager, adopted a written plan for the sale of up to 46,049 shares of the Company’s Common Stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. The written plan will expire on August 23, 2024, or on any earlier date on which all of the shares have been sold.

During the three months ended September 30, 2023, none of our executive officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

101*
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended September 30, 2023, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Upland Software, Inc., (ii) condensed consolidated statements of operations of Upland Software, Inc., (iii) condensed consolidated statements of comprehensive income/(loss) of Upland Software, Inc., (iv) condensed consolidated statement of stockholders’ equity of Upland Software, Inc., (v) condensed consolidated statements of cash flows of Upland Software, Inc. and (vi) notes to unaudited condensed consolidated financial statements of Upland Software, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: November 2, 2023	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer