Form 10-K
period 2023-12-31
Upland Software, Inc.
filed 2024-02-22
CIK 1505155

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $108.9 million based upon the closing price of $3.60 of such common stock on the Nasdaq Global Market on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2023 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of February 20, 2024, 28,855,055 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:
Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2024 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

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
•our ability to incorporate and deliver artificial intelligence (“AI”) functionality into our products and services;
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
•our Share Repurchase Plan (as defined in Note 13. Stockholders' Equity), including expectations regarding the timing and manner of repurchases made under the Share Repurchase Plan;
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
•Knowledge Management. In addition to contact centers, we provide knowledge management applications to a variety of lines of businesses to improve employee productivity and value by providing more direct access to information. Upland knowledge solutions provide access to time-critical information from within our applications or other systems that exist within an organization and delivers a unified view of all related content. We also provide products that deliver knowledge-based, guided workflows for customer service environments supporting complex products in strict regulatory requirements.
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

Through a series of acquisitions and integrations, we have built a diverse family of software applications under the Upland brand. To support future growth, we intend to continue to pursue acquisitions within our core cloud offerings of complementary technologies and businesses. We expect that this will expand our customer base and market access, resulting in increased benefits of scale. Consistent with our growth strategy, we have made a total of 31 acquisitions in the 12 years ending December 31, 2023.
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
•Quality-Focused R&D. Our approach to research and development (R&D) at Upland is straight-forward: prioritize the customer need, leverage a metrics-driven agile approach with visibility and accountability, and deploy up-to-date development systems and processes to ensure quality and security are built into every step of development. In 2022, we announced the creation of our own R&D Center of Excellence in India. In 2023, in an effort to achieve our strategic development objectives, we increased our hiring in the Center of Excellence while maintaining a similar cost structure, created development pods to partner specifically with our business units, and materially improved our development capacity and product competitiveness.
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

Our Competitive Strengths
We believe the following competitive strengths are keys to our success:
•Large, diversified customer base. Our customer base is highly diverse and spans a broad array of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, retail and hospitality. We service customers of varying size, ranging from large global corporations and government agencies to medium-sized businesses. We have more than 10,000 customers, with no customer representing more than 10% of our revenue.
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
•Proven M&A capability. We have a proven ability to successfully identify, acquire, and integrate complementary businesses to grow our company, as evidenced by the 31 acquisitions we have completed in the 12 years ending December 31, 2023. We believe that our acquisition experience and strategy give us a competitive advantage in identifying additional opportunities to expand our family of software applications to better serve our customers.
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
•Commitment to customer success. We have a dedicated customer success organization whose mission is to drive adoption, value realization, retention, and loyalty across our customer base. Our focus on enabling our customers’ success is a key reason our annual net dollar retention rate was 95% as of December 31, 2023. See “Item 7. Management's Discussion and Analysis—Key Metrics and Non-GAAP Financial Measures,” for our definition of annual net dollar retention rate. Our commitment to customer success has enabled us to expand our footprint within customer organizations and facilitate the ongoing adoption of our enterprise software applications. We utilize NPS methodology to track our progress and drive continuous improvement.

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

Customers
We service customers ranging from large global corporations and various government agencies as well as small and medium-sized businesses. Our customers operate in a wide variety of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, retail and hospitality. For the year ended December 31, 2023, approximately 91% of our recurring revenue was generated from what we consider to be major accounts. We consider customers with contracted annual recurring revenue of $25,000 or more to be “major accounts.”

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
Marketing
Our marketing activities are designed to build awareness of the Upland brand and the solutions we offer, generate thought leadership, and create demand, resulting in leads and opportunities for our sales organizations. We focus a significant portion of our marketing activities on new customer acquisition. Our marketing programs target business users, influencers, and decision makers who participate in the buying cycles of various business functions inside large organizations including marketing, sales, contact centers, knowledge management, project management, information technology, business operations, human resources and legal. Our lead and demand generation programs include:
▪website improvements to provide information about us and our cloud software products and to serve as a platform to capture interest and leads;
▪third-party data software platform utilization to identify prospects doing research on relevant software solutions;
▪integrated digital marketing campaigns, including email, search and social media advertising, blogs, and webinars;
▪search engine optimization to improve organic search keyword rankings;
▪field marketing events for customers and prospective customers;
▪participation in, and sponsorship of, executive events, trade shows, and industry events;
▪our online virtual user conferences;
▪public relations, analyst relations, and organic social media initiatives; and
▪sales development representatives (“SDR”) who respond to incoming leads to convert them into new sales opportunities.
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
We maintain a formal and comprehensive security program designed to help preserve the security and integrity of customer data, protect against security threats or data breaches, and prevent unauthorized access to data. See Item 1C.     Cybersecurity.

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

Human Capital
We believe that our ability to attract and retain highly skilled employees is critical to our success. As of December 31, 2023, we had 1,061 full time employees, with the majority of our employees located in the United States, Australia, Canada, India, Ireland, and the United Kingdom. None of our employees are covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good. Human capital measures and objectives we focus on in managing its business include the following:
•Recognition of Collaborative Problem Solvers. We have clearly defined company values that highlight the importance of collaboration, clear communication, and solving problems. We have annual awards that celebrate these values with both peer and management nominations at the business unit, function, and company-wide levels.
•Employee Talent Acquisition and Retention. We have always supported a “work anywhere” philosophy that allows us to recruit and retain top talent throughout the world. Our team members have the flexibility to work remotely, in an office where available, or a hybrid of the two, according to their preferences. We believe that this “work anywhere” philosophy ultimately promotes global sustainability, as it has allowed us to reduce our worldwide corporate office footprint, lower employee travel and commuting – and the associated green house gas emissions. In addition to a flexible “work anywhere” philosophy, our total compensation and benefits packages are market competitive. Additionally, we maintain a system for providing our personnel an opportunity to express grievances or concerns, which includes an anonymous whistleblower hotline.
•Employee Engagement. We survey team members twice a year to gather feedback on key factors of employee experience, including work/life blend, social connection and learning and development. As part of our Diversity, Equity, and Inclusion initiatives, we also have a formal Employee Resource Group (“ERG”) program that fosters the formation of and provides support to employee-led groups dedicated to education and building community for team members with a shared characteristic or interest. The current ERG programs include:
◦Upland Women in Tech: Our mission is to foster an inclusive equitable professional community for women at Upland by providing collaboration, resources, mentorship, and professional opportunities and development.
•Upland International: Our mission is to build a unified global community for Uplanders and customers by empowering all to feel respected, visible, and heard.
•Upland Pride: Our mission is to create and foster a space for LGBTQIA+ employees and allies to feel included, empowered, and recognized. We seek to improve company policies, trainings, and culture through education, resources, and communication across Upland.
•Development and Promotion of Leaders. Our high annual growth provides consistent promotion opportunities for our team members. We provide career ladders and development resources for all of our key functions. We provide leadership training for our managers. In addition, team members that join us through regular acquisitions have access to career development and promotion opportunities that would not have been available at their smaller companies.
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
Risks Related to Our Business
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
•Failure to maintain, expand and enhance our sales organization may negatively impact our revenue growth.
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
•The failure to timely and accurately implement AI, and other new technologies, successfully in our product offerings could have a material adverse effect on our business, competitive position, results of operations, financial condition and prospects, and also result in reputational harm or liability.
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
•Our use of open source software could negatively affect the performance of our applications and our ability to sell our applications and subject us to possible litigation.
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
Market Risks
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
Financial Risks
•We may need financing in the future, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders. We may seek to renegotiate or refinance our loan facility, and we may be unable to do so on acceptable terms or at all.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
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
Legal and Regulatory Risks
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
Risks Related to Ownership of Our Common Stock
•If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, if they publish negative evaluations of our stock, or if we fail to meet the expectations of analysts, the price of our stock and trading volume could decline.

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
•Our Board has adopted a Tax Benefit Preservation Plan, which may not protect the future availability of the Company’s tax assets in all circumstances and which could delay or discourage takeover attempts that some shareholders may consider favorable.
•We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.
General Risks
•An epidemic, pandemic or contagious disease and measures intended to prevent the spread of such an event could adversely affect our business, results of operations and financial condition.
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
A primary component of our growth strategy has been to acquire complementary businesses to grow our company. We have completed 31 acquisitions in the 12 years ending December 31, 2023. We intend to continue to pursue acquisitions of complementary technologies, products, and businesses as a primary component of our growth strategy to enhance the features and functionality of our applications, expand our customer base, provide access to new markets, and increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. Generally, our acquisition activity presents three areas of risk to our business, risks related to: identifying the correct candidates for acquisition, completing the acquisition of identified targets, and integrating acquired companies following closing of the acquisition.
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
Failure to maintain, expand and enhance our sales organization may negatively impact our revenue growth.
We sell our applications primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition, we have an indirect sales organization, which sells to distributors and value-added resellers. Growing sales to both new and existing customers is, in part, dependent on our ability to maintain, expand and enhance our sales force. Identifying, recruiting and training additional sales personnel requires significant time, expense, and attention. It can take several quarters or longer before our sales representatives are fully-trained and productive. Our business may be adversely affected if our efforts to expand and train our sales organization do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop, and retain sales personnel, or if our new sales personnel are unable to achieve expected sales productivity levels in a reasonable period of time or at all, our revenue may grow more slowly than expected or decline and our business may be harmed.
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
As our operations have expanded, we have established and currently maintain offices in the United States, Australia, Canada, France, Germany, India, Ireland, Israel, Malaysia, Netherlands, Romania and the United Kingdom. For the year ended December 31, 2023, we generated approximately 30% of our total revenue from customers outside of the U.S. As a result, we are subject to a number of risks, including:
•inflation and actions taken by central banks to counter inflation;

•foreign currency fluctuations and controls;
•international and regional economic, political and labor conditions, including any instability or security concerns abroad, such as uncertainty caused by economic sanctions, trade disputes, armed conflicts and wars, including the Russia-Ukraine and Israeli-Hamas wars;
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
•operating in locations with a higher incidence of corruption and fraudulent business practices; and
•other factors beyond our control, such as terrorism, war, natural disasters, climate change and pandemics and resulting restrictions on business activity, which may vary significantly by region.
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

The failure to timely and accurately implement Artificial Intelligence (“AI”), and other new technologies, successfully in our product offerings could have a material adverse effect on our business, competitive position, results of operations, financial condition and prospects, and also result in reputational harm or liability.
We currently incorporate AI capabilities into certain of our offerings, and our research into and continued development of, such capabilities remain ongoing. As with many innovations, AI presents risks, challenges, and potential unintended consequences that could affect its adoption, and therefore our business. Many generative AI solutions and implementations rely on third-parties, where ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to our customers, individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. If we enable or offer AI solutions that result in (i) potential bias or inaccuracy, or (ii) a negative impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience competitive, brand, or reputational harm or legal and/or regulatory action.
However, failing to successfully adopt new technologies, including generative AI, may result in product offerings that are either unreliable or noncompetitive. If we are unable to develop and commercialize product offerings that are compatible with new technologies or competitors are successful in developing compatible technologies more quickly or efficiently than we can, our business, competitive position, results of operations, financial condition and prospects may be materially and adversely affected. Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges. While we aim to use AI ethically and attempt to identify and mitigate ethical or legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The use of AI in our products and to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by impacting our relationships with customers, partners, and suppliers; by producing inaccurate outcomes based on flaws in the underlying data; or other unintended results.
Further, incorporating AI may increase IP, cybersecurity, operational, data protection and technological risks and result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could materially and adversely affect our business, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed (including potential liability for breaching intellectual property or privacy rights or laws). As a result of the complexity and rapid development of new technologies, it is not possible to predict all of the legal, operational or technological risks related to use of such technologies. Furthermore, new technologies, such as AI, are the subject of evolving review by various governmental and regulatory bodies and agencies, and changes in laws, rules, directives and regulations governing the use of such technologies may adversely affect the ability of our business to develop and use such technologies.
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

Any disruption of service at the data centers that house our equipment and deliver our applications or with our hosting service providers could harm our business.
Our reputation and ability to attract, retain, and serve our customer is dependent upon the reliable performance of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures, vendor limitations, computer viruses, computer denial of service attacks, or other attempts to harm these systems. Supply chain disruptions stemming from the Russia-Ukraine or Israeli-Hamas wars may harm our customers and suppliers and further complicate existing supply chain constraints. Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver application data to our customers. Service interruptions, errors in our software, or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our applications to existing and potential customers.
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
Our applications involve the storage and transmission of our customers’ proprietary and confidential information, including personal or identifying information regarding their employees and customers and are subject to attempted cyberattacks. Any security breaches, unauthorized access, unauthorized usage, virus, or similar breach or disruption could result in loss of confidential information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations, indemnity obligations, or other liabilities. If our security measures or those of our third-party software providers and data centers are breached as a result of third-party action, employee error, malfeasance or otherwise, resulting in unauthorized access to customer data, our reputation will be damaged, our business may suffer, and we could incur significant liability. Unauthorized parties may attempt to misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that directly or indirectly attack our products, services or infrastructure (including our third party cloud service providers). Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect not to renew or upgrade their subscriptions, result in reputational damage, or subject us to third-party lawsuits, regulatory fines, or other action or liability, which could adversely affect our operating results. In addition, to the extent we are diverting our resources to address and mitigate these vulnerabilities, it may hinder our ability to deliver and support our solutions and customers in a timely manner. Despite our efforts to build secure services, we can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security breaches.
Our success depends on our ability to adapt to technological change and continue to innovate.
The overall market for software is rapidly evolving and subject to changing technology, shifting customer needs, and frequent introductions of new applications, including without limitation AI in its multiple forms. Our ability to attract new customers and increase revenue from existing customers will depend, in large part, on our ability to develop or acquire new applications and enhance and improve existing applications. To achieve market acceptance for our applications, we must effectively anticipate and offer applications that meet changing customer demands in a timely manner. Customers may require features and capabilities not offered by our current applications. We may experience difficulties that could delay or prevent our development, acquisition, or implementation of new applications and enhancements.
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
In recent years, there has been significant litigation involving patents and other intellectual property rights in our industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims. We do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation and may not have adequate insurance coverage for these types of actions. If we sue to enforce our rights or are sued by a third-party that claims that our applications infringe its rights, the litigation could be expensive and could divert our management resources. Moreover, our acquisition strategy could expose us to additional risk of intellectual property litigation as we acquire new businesses with diverse software offerings and intellectual property assets.
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
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations and interest expense to increase significantly.
At December 31, 2023, the total outstanding indebtedness under our Credit Facility (as defined herein) was $482.1 million.
Interest rates may remain at existing levels or may further increase in the near term which could cause our debt service obligations and interest expense to increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, could correspondingly decrease.
We have floating-to-fixed interest rate swap agreements in order to reduce interest rate volatility in connection with $258.5 million of the outstanding term debt on our Credit Facility, but $223.5 million of our outstanding term debt and all our $60.0 million Revolver (as defined herein), which remains undrawn, are not currently subject to any interest rate instruments.
Our Credit Facility contains operating and financial covenants that may restrict our business and financing activities.
Our obligations under our Credit Facility are secured by a security interest in substantially all of our assets and assets of the co-borrowers’ and of any guarantors, including intellectual property. The terms of the Credit Facility limit, among other things, our ability to
•Incur additional indebtedness or guarantee indebtedness of others;
•Create liens on their assets;
•Make investments, including certain acquisitions;
•Enter into mergers or consolidations;
•Dispose of assets;
•Pay dividends and make other distributions on the Company’s capital stock, and redeem and repurchase the Company’s capital stock;

•Enter into transactions with affiliates; and
•Prepay indebtedness or make changes to certain agreements.
Furthermore, the Credit Facility requires us and our subsidiaries to comply with certain financial covenants if greater than 35% of revolving credit facility is drawn. The operating and other restrictions and covenants in the Credit Facility, and in any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in certain business activities, or expand or fully pursue our business strategies, or otherwise limit our discretion to manage our business. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, and we may not be able to meet those restrictions and covenants. A breach of any of the restrictions and covenants could result in a default under the loan facility or any future financing arrangements, which could cause any outstanding indebtedness under the loan facility or under any future financing arrangements to become immediately due and payable, and result in the termination of commitments to extend further credit.
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
As of December 31, 2023, the Company had total net operating loss carryforwards of approximately $304.2 million consisting of $256.0 million and $48.2 million related to the U.S. federal and foreign net operating loss carryforwards, respectively. In addition, as of December 31, 2023, the Company had research and development credit carryforwards of approximately $4.0 million. The U.S. federal net operating loss and credit carryforwards will expire beginning in 2024, if not utilized. The annual limitation will result in the expiration of approximately $155.0 million of U.S. federal net operating losses and $4.0 million of credit carryforwards before utilization. $48.0 million of foreign net operating loss carryforwards carry forward indefinitely, and the remainder will expire beginning in 2041.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Based on analysis of acquired net operating losses and credits, utilization of our net operating losses and research and development credits will be subject to annual limitations. The annual limitation will result in the expiration of $155.0 million of federal net operating losses and $4.0 million of research and development credit carryforwards before utilization. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, and operating results. As noted below, we entered into a Tax Benefit Preservation Plan in an effort to preserve our net operating loss carryforwards but cannot ensure that the plan will provide for full or partial utilization of our net operating losses.
We may be required to record charges to future earnings if our Goodwill or Intangible Assets become impaired.
Accounting principles generally accepted in the United States of America (“GAAP”) require us to assess Goodwill for impairment at least annually. In addition, we assess our Goodwill and Intangible Assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Depending on the results of our review, we could be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets were determined, negatively impacting our results of operations. See “Note 5. Goodwill and Other Intangible Assets” in the notes to our consolidated financial statements for more information regarding our first quarter 2023 and fourth quarter 2022 Goodwill impairments.
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
New laws and increasing levels of regulation in the areas of privacy and protection of user data could harm our business
The regulatory framework for privacy and data security matters around the world is rapidly evolving and is likely to remain volatile for the foreseeable future. We are subject to privacy and data security obligations in the United States, United Kingdom, European Union and other foreign jurisdictions relating to the collection, use, sharing, retention, security, transfer and other handling of personal data about individuals, including our users and employees around the world. Data protection, consumer protection and privacy laws may differ, conflict and be interpreted and applied inconsistently, from country to country. In many cases, these laws apply not only to user data, employee data and third-party transactions, but also to transfers of personal data between or among ourselves, our subsidiaries, and other parties with which we have commercial relations, in addition to methods of communication and consent for such communication. These laws continue to develop in the U.S. and around the globe, including through regulatory and legislative action and judicial decisions, in ways we cannot predict and that may harm our business. For example, a new Quebec data protection law took effect in September 2023, and updates to Canadian federal privacy legislation are pending. India passed the Digital Personal Data Protection Act in 2023. In addition, the United States, through the Federal Communications Commission, recently implemented new lead generation “robot-text” and “robo-calls” regulations under the Telephone Consumer Protection Act (TCPA). As the particulars of these regulations are unknown at this time, these new consumer protection regulations could impact our organization’s corporate go-to-market sales initiatives, as well as certain feature sets in our current product stack.
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
In the United States, at least thirteen states have adopted generally applicable and comprehensive privacy laws. These new and developing state laws provide a number of new privacy rights for residents of these states and impose corresponding obligations on organizations doing business in these states. Not only do these laws require that we make new disclosures to consumers, business contacts, employees, job applicants and others about our data collection, use and sharing practices, but they also require that we provide new rights, such as the rights to access, delete and correct personal data. While the California Consumer Privacy Act (the “CCPA”) became effective in 2020, it has already been amended significantly, and compliance with the amended law, the California Privacy Protection Act (the “CPRA”) was required as of January 2023. Compliance with the other states’ laws will be required at different times during 2023. In addition, a number of other U.S. states are considering adopting laws and regulations imposing obligations regarding the handling of personal data. Compliance with the GDPR, the new state laws, and other current and future applicable U.S. and international privacy, data protection, cybersecurity, artificial intelligence and other data-related laws can be costly and time-consuming. Complying with these varying requirements could cause us to incur substantial costs and/or require us to change our business practices in a manner adverse to our business. Violations of data and privacy-related laws can result in significant penalties.
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
Our applications are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. Exports of our applications must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including: the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-

consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. In addition, changes in our applications or changes in applicable export or import regulations may create delays in the introduction and sale of our applications in international markets, prevent our customers with international operations from deploying our applications, or, in some cases, prevent the export or import of our applications to certain countries, governments, or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could also result in decreased use of our applications, or in our decreased ability to export or sell our applications to existing or potential customers with international operations. Any decreased use of our applications or limitation on our ability to export or sell our applications would likely adversely affect our business.
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
On July 14, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Ulysses Aggregator, LP (the “Purchaser”), an affiliate of HGGC, LLC, to issue and sell at closing 115,000 shares of Series A Preferred Stock of the Company, par value $0.0001 per share, at a price of $1,000 per share (the “Initial Liquidation Preference”) for an aggregate purchase price of $115.0 million. As of December 31, 2023, we had 115,000 shares of newly designated Series A Preferred Stock outstanding. The holders of the Series A Preferred Stock are entitled to dividends payable quarterly in arrears, which may be paid, at our option, in cash or by increasing the Liquidation Preference (as defined below) of each share of Series A Preferred Stock by the amount of the applicable dividend. The holders of Series A Preferred Stock (each, a “Holder” and collectively, the “Holders”) will be entitled to dividends (i) at the rate of 4.5% per annum until but excluding the seven year anniversary of the Closing, and (ii) at the rate of 7% per annum on and after the seven year anniversary of the Closing. Our ability to pay cash dividends is subject to the restrictions under our existing credit agreement. The Series A Preferred Stock has no mandatory conversion feature and is a perpetual security. Although we have the ability to redeem the shares of Series A Preferred Stock beginning on the date that is seven years from the Closing date, we may be unable to do so at that time, and we will be forced to pay the higher dividend rate of 7% per annum until the time that the holders of Series A Preferred Stock convert their shares into shares of common stock or we obtain sufficient capital to redeem the Series A Preferred Stock.
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
As of December 31, 2023, we had approximately $304.2 million of NOLs as well as other tax attributes that could be available in certain circumstances to reduce future U.S. corporate income tax liabilities. Pursuant to Section 382 (“Section 382”) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and the Treasury Regulations issued thereunder, a corporation that undergoes an “ownership change” is subject to limitations on its use of its existing NOL and interest expense carryforwards and certain other tax attributes (collectively, “Tax Assets”), which can be utilized in certain circumstances to offset future U.S. tax liabilities. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last “ownership change” experienced by the Company. In the event of such an “ownership change,” Section 382 imposes an annual limitation on the amount of post-change taxable income a corporation may offset with pre-change Tax Assets. Similar rules apply in various U.S. state and local jurisdictions. However, with respect to the substantial majority of our Tax Assets, while we have in recent years experienced significant changes in the ownership of our stock, we do not believe we have undergone an “ownership change” that would limit our ability to use these Tax Assets. However, there can be no assurance that the Internal Revenue Service will not challenge this position.
On May 2, 2023, our Board of Directors authorized and declared a dividend of one preferred stock purchase right for each outstanding share of Common Stock. See “Note 11. Stockholders' Equity" for additional information on the terms and operation of the Plan. By adopting the Plan, the Board of Directors is seeking to protect the Company’s ability to use its NOLs and other tax attributes to offset potential future income tax liabilities. The Company’s ability to use such NOLs and other tax attributes would be substantially limited if the Company experiences an “ownership change,” as defined in Section 382. The Plan is intended to make it more difficult for the Company to undergo an ownership change by deterring any person from acquiring 4.9% or more of the outstanding shares of stock without the approval of the Board of Directors. However, there can be no assurance that the Plan will prevent an “ownership change” from occurring for purposes of Section 382, and events outside of our control and which may not be subject to the Plan, such as sales of our stock by certain existing shareholders, may result in such an “ownership change” in the future. While we currently have a full valuation allowance against our NOLs and other historic Tax Assets for financial accounting purposes, if we have undergone or in the future undergo an ownership change that applies to our Tax Assets, our ability to use these Tax Assets could be substantially limited after the ownership change, and this limit could have a substantial adverse effect on our cash flows and financial position. The Plan will expire on May 1, 2024, but we may adopt a new tax benefit preservation plan after the expiration of the Plan.
While the Plan is not,and a future tax benefit preservation plan will not be, principally intended to prevent a takeover, it may have an anti-takeover effect because an “acquiring person” thereunder may be diluted upon the occurrence of a triggering event. Accordingly, the Plan or a future tax benefit preservation plan may complicate or discourage a merger, tender offer, accumulations of substantial blocks of our stock, or assumption of control by a substantial holder of our securities. The Plan or a future tax benefit preservation plan should not interfere with any merger or other business combination approved by the Board of Directors. Because the Board of Directors may consent to certain transactions, the Plan gives, and a future tax benefit preservation plan is expected to give, our Board of Directors significant discretion to act in the best interests of shareholders.
We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.
On September 1, 2023 and October 31, 2023, the Board of Directors authorized the Stock Repurchase Plan (as defined in Note 13. Stockholders' Equity) in the aggregate amount of up to $15,000,000 and $10,000,000, respectively, for a total of $25,000,000 authorized, which allows the Company to repurchase shares of its issued and outstanding Common Stock, from time to time in the open market or otherwise including pursuant to a Rule 10b5-1 trading plan and in compliance with Rule10b-18 under the Exchange Act.
Our repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Further, our stock repurchase program may be accelerated, suspended, delayed or discontinued at any time. Even if fully implemented, our stock repurchase program may not enhance long-term stockholder value. In addition, the Inflation Reduction Act, signed into law on August 16, 2022, imposes an excise tax of 1% (potentially increasing to 4% under certain U.S. tax proposals) on certain corporate stock repurchases.
As of December 31, 2023, we have repurchased 3,245,100 shares of our common stock for a total cost of $14.2 million, inclusive of commissions and excise tax.
General Risks
An epidemic, pandemic or contagious disease and measures intended to prevent the spread of such an event could adversely affect our business, results of operations and financial condition.
We face risks related to an epidemic, pandemic or contagious disease which has impacted, and in the future could impact, the markets in which we operate and could have a material adverse effect on our business, results of operations and financial condition. The impact of an epidemic, pandemic or other health crisis and measures to prevent the spread of such an event could materially and adversely affect our business in a number of ways. For example, existing and potential customers may choose to reduce or delay technology spending in response, or attempt to renegotiate contracts and obtain concessions, which could materially and negatively impact our operating results, financial condition and prospects.
Adverse economic conditions may reduce our customers’ ability to spend money on information technology or software, or our customers may otherwise choose to reduce their spending on information technology or software, which may adversely impact our business.
Our business depends on the overall demand for information technology and software spend and on the economic health of our current and prospective customers. If worldwide economic conditions become unstable, including as a result of protectionism and nationalism, other unfavorable changes in economic conditions, such as inflation, rising interest rates, a U.S. government default on its obligations or a recession, and other events beyond our control, such as economic sanctions, natural disasters, results of global epidemics, pandemics, or contagious diseases, political instability, and armed conflicts and wars, such as the Russia-Ukraine and Israeli-Hamas wars, then our existing customers and prospective customers may re-

evaluate their decision to purchase our applications. Weak global economic conditions or a reduction in information technology or software spending by our customers could harm our business in a number of ways, including longer sales cycles and lower prices for our applications.
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

Item 1B.    Unresolved Staff Comments
None.

Item 1C.     Cybersecurity
Cybersecurity represents a critical component of the Company’s overall approach to risk management. Our customers expect us to protect their data and the impact of not doing so has financial, reputational, and regulatory implications. Disruptions caused by cyberattacks, data breaches, or system compromises can impact our business operations and financial performance. The Company maintains a global presence, with cybersecurity threat operations functioning 24/7 with the specific goal of identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with established plans.
Cybersecurity risks are among the core enterprise risks that are subject to oversight by the Company’s Audit Committee and ultimately, the Board of Directors (the “Board”) where that oversight and review takes place at a regular cadence. The Company’s Security & Compliance Team (“S&C Team”) has established policies, procedures, and controls to protect information assets, mitigate risks, and ensure compliance with relevant laws and regulations. The S&C Team regularly reviews and updates security practices, and stays updated on emerging threats, best practices, and evolving regulatory requirements to adapt Upland’s security measures accordingly.

Risk Management and Strategy
A key part of the Company’s strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of the Company’s processes and practices through auditing, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee, the Board, and, if needed, the Company adjusts its cybersecurity policies, standards, processes and practices based on the information provided by the assessments, audits and reviews.
The Company’s Chief Security Officer (“CSO”) and the S&C Team, work collaboratively across the Company to implement a program designed to protect our customer’s data and the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through the ongoing communications from these teams, the Chief Information Security Officer monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and reports such incidents to Senior Leadership and the Audit Chair when appropriate.
In addition, the Company has established a Security Incident Response Team (“SIRT”) led by the CSO and consisting of (i) Chief Executive Officer, (ii) Chief Product Officer, (iii) Chief Financial Officer, (iv) President, Chief Operating Officer, and (v) Chief Legal Officer/ General Counsel and others. When any defined incident occurs, the SIRT convenes to drive a remediation plan based on its security incidence response escalation process designed to contain potential incidents, investigate the root causes and corrective action required, notify relevant stakeholders and determine reporting requirements.
Governance
The Company’s CSO is the member of the Company’s management that is principally responsible for overseeing the Company’s cybersecurity risk management program, in partnership with other business leaders across the Company. Our CSO has held leadership positions in information security for over 30 years, including serving as Chief Security Officer of large public and private organizations, with a high focus on data security. Team members that support the CSO and our information security program have relevant educational and industry experience, including holding Certified Information Systems Security Professional certifications.
The Audit Committee receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. At least once each year, the Audit Committee discusses the Company’s approach to cybersecurity risk management with the Company’s CSO and Company management. This discussion may include reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties.
The Company utilizes a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from the Company’s technology, operations, legal, risk management, internal audit and other key business functions, as well as the members of the Board and the Audit Committee in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner.

Item 2.    Properties
Our principal corporate offices are located in Austin, Texas, where we occupy approximately 15,400 square feet of space under leases that expire in 2025. We also lease office facilities domestically, some of which we sublease, located in Massachusetts, Nebraska, North Carolina, Texas and Washington. Internationally, we lease office space in Australia, Canada, India, Ireland, Israel, Malaysia, Netherlands, Romania and the United Kingdom. We believe that our properties are generally suitable to meet our needs for the foreseeable future.

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
As of February 20, 2024, the last reported sales price of our common stock on the Nasdaq Global Market was $4.74 and there were 30 stockholders of record of our common stock, including Broadridge Financial Solutions, Inc., which holds shares of our common stock on behalf of an indeterminable number of beneficial owners.
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
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the Nasdaq Computer Technology Index (the “Computer Technology Index”) and the S&P 500 Composite Index during the period commencing on December 29, 2017 and ending on December 29, 2023. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the S&P 500 Composite Index and the stocks represented in Computer Technology Index, and reinvestment of any dividends. The Computer Technology Index is designed to represent a cross section of widely-held U.S. corporations involved in various phases of the computer industry. The Computer Technology Index is market-value (capitalization) weighted, based on the aggregate market value of its 27 component stocks. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Comparison of Cumulative Total Return of Upland Software, Inc.
$400
$300
$200
$100
12/31/18
12/31/19
12/31/20
12/31/21
12/30/22
12/29/23
Upland Software, Inc.
NASDAQ Computer Index
S&P 500 Index

Recent Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
On September 1, 2023 and October 31, 2023, the Board of Directors authorized the Stock Repurchase Plan (as defined in Note 13. Stockholders' Equity) in the aggregate amount of up to $15,000,000 and $10,000,000, respectively, for a total of $25,000,000 authorized, which allows the Company to repurchase shares of its issued and outstanding Common Stock, from time to time in the open market or otherwise including pursuant to a Rule 10b5-1 trading plan and in compliance with Rule10b-18 under the Exchange Act. The authorization does not have a specified expiration date. Accordingly, unless terminated earlier by resolution of the Board, the stock repurchase program will expire when the Company has repurchased all shares authorized for repurchase. The Company is not obligated to acquire any particular amount of Common Stock and may modify or suspend the repurchases at any time in the Company’s discretion.
In September 2023, the Company purchased 783,356 shares at an average price of $4.10 under the Share Repurchase Plan. Disclosures of repurchased amounts and related average costs exclude the impact of excise taxes. The following table provides information about purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2023.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
10/01/2023 - 10/31/2023	752,968	$4.07	752,968
11/01/2023 - 11/30/2023	830,915	$4.57	830,915
12/01/2023 - 12/31/2023	953,648	$4.54	877,861
Total	2,537,531	$4.41	2,461,744	$10,798,936

(1) The total number of shares repurchased during the three months ended December 31, 2023 includes 75,787 shares withheld from employees to satisfy either the exercise price of stock options or the statutory withholding tax liability upon the vesting of share-based awards, which are not part of the Share Repurchase Program.
(2) Average price paid per share excludes costs and excise taxes associated with the above mentioned repurchases.
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
This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Item 1A. Risk Factors” above, which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. For a comparison of the years ended December 31, 2022 and 2021 refer to “Item 7. Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the years ended December 31, 2022 filed with the SEC on February 28, 2023. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended December 31 and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview
We service customers ranging from large global corporations and government agencies to small- and medium-sized businesses. We have more than 10,000 customers across a broad range of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, retail and hospitality.
Through a series of acquisitions and integrations, we have established a library of diverse, cloud-based software applications under the Upland brand that address specific digital transformation needs. Our revenue has grown from $149.9 million in the year ended December 31, 2018 to $297.9 million in the year ended December 31, 2023, representing a compound annual growth rate of 15%. During each of the years ended December 31, 2023 and December 31, 2022, non-US revenue as a percent of total revenue was 30% .
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the years ended December 31, 2023, 2022 and 2021, our subscription and support revenue represented 95%, 94% and 95% of our total revenue, respectively. Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the years ended December 31, 2023, 2022 and 2021, our perpetual license revenue accounted for 2%, 2% and 1% of our total revenue, respectively. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the years ended December 31, 2023, 2022 and 2021, our professional services revenue accounted for 3%, 4%, and 4% of our total revenue, respectively.
To support continued growth, we intend to pursue acquisitions of complementary technologies, products and businesses. This will expand our product families, customer base and market access, resulting in increased benefits of scale. We will prioritize acquisitions within our current enterprise solution categories as described in “Item 1. Business” herein. Consistent with our growth strategy, we have completed a total of 31 acquisitions from February 2012 through December 31, 2023.

Acquisitions completed during the years ended December 31, 2023, 2022 and 2021 include the following:
Acquisitions
2023 Acquisitions
•None
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
Sunset Assets
In connection with periodic reviews of our business, we have decided to discontinue the availability of certain non-strategic product offerings and a limited number of non-strategic customer contracts (collectively referred to as “Sunset Assets”).
During the three months ended December 31, 2022, we decided to classify as Sunset Assets certain non-strategic product offerings representing an estimated $27.9 million of 2023 annual total revenue. During the second quarter of 2023, we determined that certain product offerings that had previously been placed in Sunset Assets did have use cases that would be strategic and, as a result, we removed them from our Sunset Assets. At the same time, we identified other product offerings and certain non-strategic customer contracts to include in Sunset Assets. The net effect of these actions in the second quarter of 2023 resulted in the estimated addition of approximately $5.0 million in 2023 annual total revenues to our Sunset Assets. Subsequently, during the three months ended December 31, 2023, a non-strategic product offering was identified and included in Sunset Assets adding an additional estimated $9.9 million in 2023 annual total revenues to our Sunset Assets. As a result of the discontinuation of these Sunset Assets, the Company has established end of life targets and reduced certain expenditures related to the sales and marketing of the Sunset Assets.
It is possible that during future periodic reviews of our business we may determine to add additional non-strategic product offerings or non-strategic customer contracts to Sunset Assets or remove certain product offerings or customer contracts from the classification of Sunset Assets. In either case, we will adjust the revenues attributable to Sunset Assets for the then current period and properly reflect the year over year change for such addition or removal.

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
Cost of Revenue
Cost of product revenue. Cost of product revenue consists primarily of hosting costs, personnel-related costs of our customer success and cloud operations teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, and allocated overhead, as well as software license fees, internet connectivity, depreciation expenses, amortization of acquired intangible assets, specifically developed technology, as a result of business combination purchase accounting adjustments and pass-through costs directly related to delivering our applications. We expect that cost of revenues may increase in the future depending on the growth rate of our new customers and billings and our need to support the implementation, hosting and support of those new customers. We intend to continue to invest additional resources in expanding the delivery capability of our applications. As we add hosting infrastructure capacity and support personnel in advance of anticipated growth, our cost of product revenue will increase, and if such anticipated revenue growth does not occur, our product gross profit will be adversely affected both in terms of absolute dollars and as a percentage of total revenues in any particular quarterly or annual period. Our cost of product revenue is generally expensed as the costs are incurred. Developed technology is valued using a cost-to-recreate approach and is generally amortized over a four- to nine-year period.
Cost of professional services revenue. Cost of professional services revenue consists primarily of personnel-related costs, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as the costs of contracted third-party vendors and reimbursable expenses. As most of our personnel are employed on a full-time basis, our cost of professional services revenue is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. We expect that cost of professional services as a percentage of total revenues could fluctuate from period to period depending on the growth of our professional services business, the timing of sales of applications, and any associated costs relating to the delivery of services. Our cost of professional services revenue is generally expensed as costs are incurred.

Operating Expenses
Our operating expenses are classified into six categories: sales and marketing, research and development, general and administrative, depreciation and amortization, acquisition-related expenses and impairment of goodwill. For each category, other than depreciation and amortization and impairment of goodwill, the largest expense component is primarily personnel-related costs, which includes salaries, employee benefit costs, bonuses, commissions, stock-based compensation, and payroll taxes. Operating expenses also include allocated overhead costs for facilities, which are allocated to each department based on relative department headcount. Operating expenses are generally recognized as incurred.
Sales and marketing. Sales and marketing expenses primarily consist of personnel-related costs for our sales and marketing staff, including salaries, benefits, deferred commission amortization, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as costs of promotional events, corporate communications, online marketing, product marketing and other brand-building activities. Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for a particular customer agreement for initial contracts are amortized over the expected life of the customer relationships while deferred commissions related to contract renewals are amortized over average renewal term. Sales commissions, and related payroll taxes, are earned when the initial customer contract is signed and upon any renewal as our obligation to pay a sales commission arises at these times. Sales and marketing expenses may fluctuate as a percentage of total revenues for a variety of reasons including the timing of such expenses, in any particular quarter or annual period.

Research and development. Research and development expenses primarily consist of personnel-related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead and costs of certain third-party contractors. Research and development costs related to the development of our software applications are generally recognized as incurred. We have devoted our product development efforts primarily to enhancing the functionality, and expanding the capabilities, of our applications. Investment tax credits are included as a reduction of research and development costs. Investment tax credits are recorded in the year in which the research and development costs of the capital expenditures are incurred, provided that we are reasonably certain that the credits will be received. The investment tax credit must be examined and approved by the tax authorities, and it is possible that the amounts granted will differ from the amounts recorded.
General and administrative. General and administrative expenses primarily consist of personnel-related costs for our executive, administrative, accounting and finance, information technology, legal, accounting and human resource staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead, professional fees and other corporate expenses. We have recently incurred, and expect to continue to incur, additional expenses as we grow our operations, including potentially higher legal, corporate insurance, accounting and auditing expenses and the additional costs of enhancing and maintaining our internal control environment. General and administrative expenses may fluctuate as a percentage of revenue, and overtime we expect that general and administrative expenses will decrease as a percent of revenue due to operational efficiencies.
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
Impairment of Goodwill. Goodwill impairment is recognized on a non-recurring basis when the Carrying Value (or GAAP basis book value) of our Company (which is our only reporting unit) exceeds the estimated fair value of our Company as determined by reference to a number of factors and assumptions, including the spot closing price of our Common Stock as of a certain reporting or measurement date. We assess Goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the Carrying Value of our Company to exceed the estimated fair value of our Company. See “Note 5. Goodwill and Other Intangible Assets” in the notes to our consolidated financial statements for more information regarding our first quarter 2023 and our fourth quarter 2022 Goodwill impairment charges. We will continue to evaluate Goodwill impairment in future periods.
Total Other Expense
Total other expense consists primarily of amortization of debt issuance costs over the term of the related term loan, revaluation of foreign subsidiaries, interest expense on outstanding debt, partially offset by interest income on our interest-bearing cash balances held in money market accounts. We participate in interest rate swap agreements for the purpose of reducing variability in interest rate payments on the Company’s outstanding term loans. These interest rate swaps fix a portion of the Company's interest rate (including the hedge premium) at 5.4% for the term of the Credit Facility (as hereinafter defined in “Liquidity and Capital Resources—Credit Facility”). In addition, gains/losses on divested assets that meet the definition of a business under ASC 805-10, Business Combination—Overall, are included in Total other expense.

Income Taxes
Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. We have historically not recorded any material provision for federal or state income taxes, other than deferred taxes related to tax deductible goodwill and current taxes in certain separate company filing states and states in which loss carryforwards do not fully offset taxable income. The balance of the tax benefit for the years ended December 31, 2023, 2022 and 2021, outside of tax deductible goodwill and current taxes in separate filing states, is related to foreign income taxes, primarily operations of our subsidiaries in Canada and Ireland, and to the release of valuation allowances associated with acquisitions of domestic entities with a benefit generated in the UK and Australia fully offset by valuation allowances. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited.

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

	Year Ended December 31,
	2023		2022		2021
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue:
Subscription and support	$281,554	95%	$297,887	94%	$287,621	95%
Perpetual license	6,077	2%	6,948	2%	2,150	1%
Total product revenue	287,631	97%	304,835	96%	289,771	96%
Professional services	10,221	3%	12,468	4%	12,245	4%
Total revenue	297,852	100%	317,303	100%	302,016	100%
Cost of revenue:
Subscription and support (1)(2)	88,894	30%	93,948	30%	92,168	31%
Professional services and other	7,467	2%	9,793	3%	7,285	2%
Total cost of revenue	96,361	32%	103,741	33%	99,453	33%
Gross profit	201,491	68%	213,562	67%	202,563	67%
Operating expenses:
Sales and marketing (1)	64,342	22%	59,416	19%	55,097	18%
Research and development (1)	49,375	17%	46,187	15%	42,693	14%
General and administrative (1)	61,264	21%	70,462	22%	76,901	25%
Depreciation and amortization	58,614	20%	43,669	14%	41,315	14%
Acquisition-related expenses	3,060	—%	21,556	6%	21,234	8%
Impairment of goodwill	128,755	43%	12,500	4%	—	—%
Total operating expenses	365,410	123%	253,790	80%	237,240	79%
Loss from operations	(163,919)	(55)%	(40,228)	(13)%	(34,677)	(12)%
Other Expense:
Interest expense, net	(18,684)	(6)%	(29,145)	(9)%	(31,626)	(10)%
Other expense, net	236	—%	(781)	—%	(253)	(1)%
Total other expense	(18,448)	(6)%	(29,926)	(9)%	(31,879)	(11)%
Loss before benefit from income taxes	(182,367)	(61)%	(70,154)	(22)%	(66,556)	(23)%
Benefit from income taxes	2,493	1%	1,741	—%	8,344	4%
Net loss	(179,874)	(60)%	(68,413)	(22)%	(58,212)	(19)%
Preferred stock dividends and accretion	(5,347)	(2)%	(1,846)	(1)%	—	—%
Net loss attributable to common stockholders (3)	$(185,221)	(62)%	$(70,259)	(22)%	$(58,212)	(19)%
Net loss per common share:
Loss from continuing operations per common share, basic and diluted (3)	$(5.77)		$(2.23)		$(1.92)
Weighted-average common shares outstanding, basic and diluted (3)	32,074,906		31,528,881		30,295,769

(1) Includes stock-based compensation. See table below for stock-based compensation by operating expense line item.
	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Stock-based compensation:
Cost of revenue	$952	$1,984	$2,088
Research and development	2,463	2,733	3,085
Sales and marketing	2,059	4,239	5,957
General and administrative	17,400	32,646	42,743
Total	$22,874	$41,602	$53,873

(2) Includes depreciation and amortization of $13.4 million, $12.5 million and $11.6 million in the years ended December 31, 2023, 2022 and 2021, respectively.
(3) See “Note 8 Net Loss Per Share”, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion and a reconciliation of historical net loss attributable to common stockholders and weighted average shares outstanding for historical basic and diluted net loss per share calculations.

Comparison of Years Ended December 31, 2023 and December 31, 2022

Revenue

	Year Ended December 31,
	2023		2022		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$281,554	95%	$297,887	94%	$(16,333)	(5)%
Perpetual license	6,077	2%	6,948	2%	(871)	(13)%
Total product revenue	287,631	97%	304,835	96%	(17,204)	(6)%
Professional services	10,221	3%	12,468	4%	(2,247)	(18)%
Total revenue	$297,852	100%	$317,303	100%	$(19,451)	(6)%
Subscription and support revenue was $281.6 million in the year ended December 31, 2023, compared to $297.9 million in the year ended December 31, 2022, a decrease of $16.3 million, or 5%. $13.9 million of the decrease relates to declining revenue from Sunset Assets as a result of reduced sales and marketing focus on those assets.  Subscription and support revenues related to overage charges decreased by $1.1 million as a result of variable demand fluctuations in the year ended December 31, 2023. The subscription and support revenue decline includes a negative impact of $0.3 million from changes in foreign currency exchange rates. Additional decreases in Subscription and support revenue of $4.6 million are due to decreases in customer renewals across product lines and industries. These decreases are offset by revenue of $3.7 million from prior year acquisitions not fully reflected in the year ended December 31, 2022.
Perpetual license revenue was $6.1 million in the year ended December 31, 2023, compared to $6.9 million in the year ended December 31, 2022, a decrease of $0.8 million, or 13%. The decrease is attributable to decreases in customer purchases of on-premise software.
Professional services revenue was $10.2 million in the year ended December 31, 2023, compared to $12.5 million in the year ended December 31, 2022, a decrease of $2.3 million, or 18%. Professional services revenue related to our Sunset Assets decreased by $0.4 million. The remaining decrease in professional services revenue is attributable to fewer implementation projects in the year ended December 31, 2023.

Cost of Revenue and Gross Profit Margin

	Year Ended December 31,
	2023		2022		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$88,894	30%	$93,948	30%	$(5,054)	(5)%
Professional services	7,467	2%	9,793	3%	(2,326)	(24)%
Total cost of revenue	96,361	32%	103,741	33%	(7,380)	(7)%
Gross profit	$201,491	68%	$213,562	67%	$(12,071)	(6)%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$5	—%	$8	—%	$(3)	(38)%
Amortization	$13,366	4%	$12,469	4%	$897	7%
Cost of subscription and support revenue was $88.9 million in the year ended December 31, 2023, compared to $93.9 million in the year ended December 31, 2022, a decrease of $5.0 million, or 5%. Variable telecom carrier costs decreased $6.5 million as a result of reduced customer demand and non-cash stock based compensation decreased $1.1 million. These decreases were offset by increased hosting expenses for all of our products and increased non-cash amortization of intangible assets associated with our Sunset Assets.
Cost of professional services revenue was $7.5 million in the year ended December 31, 2023, compared to $9.8 million in the year ended December 31, 2022, a decrease of $2.3 million, or 24%. The decrease in cost of professional services revenue is primarily related to a decrease in personnel-related costs resulting from decreased professional services delivered.
Operating Expenses
Sales and Marketing Expense

	Year Ended December 31,
	2023		2022		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Sales and marketing	$64,342	22%	$59,416	19%	$4,926	8%
Sales and marketing expense was $64.3 million in the year ended December 31, 2023, compared to $59.4 million in the year ended December 31, 2022, an increase of $4.9 million, or 8%. Sales and marketing expense increased approximately $8.8 million as a direct result of our intentional investment in our go to market strategy, including increased marketing spend and increased sales headcount and personnel-related costs to strengthen our marketing and demand generation. This increase is partially offset by a $2.1 million decrease in stock based compensation expense and a decrease of $1.8 million in sales and marketing expense related to our Sunset Assets.

Research and Development Expense

	Year Ended December 31,
	2023		2022		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Research and development	$49,375	17%	$46,187	15%	$3,188	7%
Research and development expense was $49.4 million in 2023, compared to $46.2 million in 2022, an increase of $3.2 million, or 7%. Research and development expense increased approximately $5.4 million due to product investments as part of our growth initiative by building our India Center of Excellence. This increase was partially offset by a decrease of $2.2 million of research and development costs related to our Sunset Assets.
General and Administrative Expense

	Year Ended December 31,
	2023		2022		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
General and administrative	$61,264	21%	$70,462	22%	$(9,198)	(13)%
General and administrative expense was $61.3 million in 2023, compared to $70.5 million in 2022, a decrease of $9.2 million, or 13%. This decrease was driven primarily by $15.2 million in lower non-cash stock compensation expense due to lower grant date fair values partially offset by an increase in general and administrative expense of $3.7 million due to higher personnel-related costs and an increase in legal and professional fees of $2.3 million, which includes $1.1 million in non-recurring litigation costs.
Depreciation and Amortization Expense

	Year Ended December 31,
	2023		2022		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$1,414	1%	$1,529	1%	$(115)	(8)%
Amortization	57,200	19%	42,140	13%	15,060	36%
Total depreciation and amortization	$58,614	20%	$43,669	14%	$14,945	34%
Depreciation and amortization expense was $58.6 million in 2023, compared to $43.7 million in 2022, an increase of $14.9 million, or 34%. The increase in amortization relates to the reduced useful life expected for the acquired intangible assets such as customer relationships and tradenames for our Sunset Assets. The offsetting decrease in depreciation is due to assets becoming fully depreciated during the period.
Acquisition-related Expense

	Year Ended December 31,
	2023		2022		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Acquisition-related expense	$3,060	—%	$21,556	6%	$(18,496)	(86)%
Acquisition-related expense was $3.1 million in 2023, compared to $21.6 million for 2022, a decrease of $18.5 million, or 86%. The decrease in expense was a result of no acquisitions in 2023 compared to two acquisitions in 2022. Expense in 2023 primarily related to final settlements of the 2022 acquisitions.

Impairment of goodwill

	Year Ended December 31,
	2023		2022		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Impairment of goodwill	$128,755	43%	$12,500	4%	$116,255	930%
Impairment of goodwill was $128.8 million in 2023, compared to $12.5 million for 2022. This increase was a result of the goodwill impairment evaluation we performed as of March 31, 2023 due to the decline of our stock price.

Other Expense, net

	Year Ended December 31,
	2023		2022		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Other Expense:
Interest expense, net	$(18,684)	(6)%	$(29,145)	(9)%	$10,461	(36)%
Other expense, net	236	—%	(781)	—%	1,017	(130)%
Total other expense	$(18,448)	(6)%	$(29,926)	(9)%	$11,478	(38)%
Interest expense, net was $18.7 million in 2023, compared to $29.1 million for 2022, a change of $10.4 million, or 36%, due primarily to higher interest income on our interest-bearing cash balances, a decrease in outstanding borrowings on our Credit Facility and the $2.5 million amortization of the deferred gain on the liquidation of a portion of our interest rate swaps as well as a $2.8 million benefit related to the deferred gain recognized immediately into earnings upon the $35 million prepayment on our Term Loans.
Other income, net was $0.2 million in 2023, compared to other expense of $0.8 million in 2022, a change $1.0 million. The difference in other expense is primarily due to an increase in foreign currency exchange gains compared to 2022.
Benefit from Income Taxes

	Year Ended December 31,
	2023		2022		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Benefit from (provision for) income taxes	$2,493	1%	$1,741	—%	$752	43%
Effective income tax rate	(1.4)%		(2.5)%
Benefit from income taxes was $2.5 million in 2023, compared to a benefit for income taxes of $1.7 million in 2022, an increase in the benefit from income taxes of $0.8 million, or 43%. This increased benefit was related primarily to the reduction of uncertain tax positions due to expiration of related statute of limitation for a Canadian exposure and foreign income taxes associated with our combined non-U.S. operations which is offset in Australia and the UK by valuation allowances. These tax benefits are offset by the impact of a material goodwill impairment in 2023, changes in deferred tax liabilities associated with amortization of U.S. tax deductible goodwill and U.S. state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards.
Comparison of Years Ended December 31, 2022 and December 31, 2021
For a comparison of the years ended December 31, 2022 and 2021 refer to “Item 7. Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2023.

Key Metrics and Non-GAAP Financial Measures
In addition to the GAAP financial measures described in “Results of Operations” above, we regularly review the following key metrics and non-GAAP financial measures to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions (in thousands, except percentages):

	As of December 31,
	2023	2022	2021
Other Financial Data (unaudited):
Annualized recurring revenue value at year-end	$242,136	$266,278	$257,056
Annual net dollar retention rate	95%	95%	94%
Adjusted EBITDA	$64,438	$97,105	$96,657
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
Our ARR was $242.1 million, $266.3 million and $257.1 million as of December 31, 2023, 2022 and 2021, respectively.
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
Our annual net dollar retention rate was 95%, 95% and 94% as of December 31, 2023, 2022 and 2021.
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

	Year Ended December 31,
	2023	2022	2021
Net loss	$(179,874)	$(68,413)	$(58,212)
Depreciation and amortization expense	71,985	56,146	52,928
Interest expense, net	18,684	29,145	31,626
Other expense, net	(236)	781	253
Benefit from income taxes	(2,493)	(1,741)	(8,344)
Stock-based compensation expense	22,874	41,602	53,873
Acquisition-related expense	3,060	21,556	21,234
Non-recurring litigation costs	1,126	33	—
Purchase accounting deferred revenue discount	557	5,496	3,299
Impairment of goodwill	128,755	12,500	—
Adjusted EBITDA	$64,438	$97,105	$96,657
Core Organic Growth Rate
Beginning with the three months ended June 30, 2023, we began disclosing our Core Organic Growth Rate, a non-GAAP financial measure. We use Core Organic Growth Rate as a key performance measure to assess our consolidated operating performance over time and for planning and forecasting purposes. Core Organic Growth Rate is the percentage change between two reported periods in subscription and support revenue, excluding subscription and support revenue from Sunset Assets and Overage Charges, as defined below. We calculate our year-over-year Core Organic Growth Rate as though all acquisitions or dispositions closed as of the end of the latest period were closed as of the first day of the prior year period presented. Core Organic Growth Rate does not represent actual organic revenue generated by our business as it stood at the beginning of the respective period.
For the three-month period ended December 31, 2023, our Core Organic Growth Rate was negative 0.9%.
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

	Three Months Ended December 31,
	2023	2022

	(dollars in thousands)
Reconciliation of total revenue to core organic revenue:
Total revenue	$72,178	$78,811
Less:
Perpetual license revenue	1,760	1,628
Professional services revenue	2,234	3,035
Subscription and support revenue from Sunset Assets	10,211	14,982
Overage Charges	1,422	2,089
Core organic revenue	$56,551	$57,077

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operating activities, the raising of capital including sales of our common stock and our convertible preferred stock, and borrowings under our Credit Facility (as hereinafter defined). We believe that current cash and cash equivalents, cash flows from operating activities and availability under our existing Credit Facility will be sufficient to fund our operations for at least the next twelve months. In addition, we intend to utilize the sources of capital available to us under our Revolver to support our continued growth via acquisitions.
The following table summarizes our liquidity for the periods indicated:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Cash and cash equivalents	$236,559	$248,653
Available borrowings from our Revolving Credit Facility (1)	60,000	60,000
Total Liquidity	$296,559	$308,653
(1) Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024.
The $12.1 million decrease in cash and cash equivalents from December 31, 2022 to December 31, 2023 was due primarily to the $35 million pay down on our outstanding borrowings and the $14.1 million paid to repurchase shares of the Company’s Common Stock, partially offset by the cash gain of $20.5 million from the sale of a portion of our interest rate swaps and other cash flows from operations.
Our cash and cash equivalents held by our foreign subsidiaries was $29.2 million as of December 31, 2023. If these funds held by our foreign subsidiaries are needed for our domestic operations, we would be required to accrue and pay U.S. taxes to repatriate these funds to the U.S. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of December 31, 2023 and 2022, we had a working capital surplus of $169.6 million and $170.1 million, respectively.

Series A Convertible Preferred Stock
In August of 2022, we issued Series A Preferred Stock as discussed in “Note 12. Series A Convertible Preferred Stock” which provided us an additional $110.4 million in liquidity, net of issuance costs of $4.6 million, that we are using for general corporate purposes and intend to use for future acquisitions.
Credit Facility
Our Credit Facility, as defined and described in “Note 7. Debt”, is comprised of fully drawn Term Loans as of December 31, 2023 and a $60.0 million revolving credit facility which was fully available as of December 31, 2023.
2022 S-3
On October 21, 2022 we filed a resale registration statement on Form S-3 (File No. 333-267973) (the “2022 S-3”), on behalf of the Purchaser and pursuant to the Registration Rights Agreement, which became effective on November 1, 2022 and covers (i) the issued Series A Convertible Preferred Stock and (ii) the number of shares of the Company’s common stock issuable upon conversion of such Series A Convertible Preferred Stock, which amount includes and assumes that dividends on the Series A Preferred Stock are paid by increasing the Liquidation Preference of the Series A Convertible Preferred Stock for a period of sixteen dividend payment periods from the initial issuance date. See “Note 12. Series A Convertible Preferred Stock” for further details.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$49,943	$29,979
Net cash used in investing activities	(1,220)	(63,222)
Net cash provided by (used in) financing activities	(61,384)	94,151
Effect of exchange rate fluctuations on cash	567	(1,413)
Change in cash and cash equivalents	(12,094)	59,495
Cash and cash equivalents, beginning of period	248,653	189,158
Cash and cash equivalents, end of period	$236,559	$248,653
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
Cash provided by operating activities was $49.9 million for 2023 compared to $30.0 million for 2022, an increase of $20.0 million. This increase in operating cash flow is generally attributable to the working capital sources of cash outweighing the working capital uses of cash outlined below. Working capital sources of cash for the year ended December 31, 2023 included a one-time $20.5 million cash gain on the sale of a portion of our interest rate swaps in August 2023.
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
Cash used in investing activities decreased $62.0 million in 2023 compared to 2022 primarily as a result of closing no acquisitions during the period compared to two acquisition in the comparable prior year period.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our acquisitions, proceeds from debt obligations incurred to finance our acquisitions, repayments of our debt obligations, and share based tax payment activity.
Cash from financing activities decreased $155.5 million in 2023 compared to 2022. The decrease in cash provided by financing activities relates primarily to 2022 net cash proceeds of $110.4 million related to our Series A Preferred Stock, which did not reoccur in 2023, and by the use of $35 million used to pay down our Credit Facility in 2023 and $14.1 million of cash used for Common Stock repurchases in 2023.

Contractual Payment Obligations
The following table summarizes our future contractual obligations as of December 31, 2023 (in thousands):

	Next 12 Months	Beyond 12 Months	Total
Debt Obligations (1)	$5,400	$476,650	$482,050
Interest on Debt Obligations (2)	35,240	54,994	90,234
Operating Lease Obligations (3)	2,540	1,719	4,259
Purchase Commitments (4)	22,852	7,326	30,178
Total	$66,032	$540,689	$606,721
(1)Consists of contractual principal payments on our Credit Facility. See “Liquidity and Capital Resources” above for further discussion regarding our Credit Facility.
(2)Future interest on debt obligations is calculated using the interest rate effective as of December 31, 2023. We have entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to a portion of our debt. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” for further discussion.
(3)We lease office space under operating leases that expire between 2024 and 2029. Operating lease obligations above do not include the impact of future rental income related to agreements we have entered into to sublet excess office space as a result of our transformation activities.
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
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in the period that includes the enactment date. We make significant estimates in determining the value of our deferred tax assets. These estimates include, but are not limited to, the expected reversal periods of deferred tax assets and liabilities, the availability of net operating losses and other carryovers and consideration of the future ability to generate taxable income. These estimates are inherently uncertain and unpredictable, and if different estimates were used, it would impact the value of our deferred tax assets and the income tax benefit recognized in fiscal 2023 and in future periods when the deferred taxes are realized.
A valuation allowance is established against our deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. As of December 31, 2023 we recorded a valuation allowance of $41.3 million against our deferred tax assets. If, in the future, we evaluate that our deferred tax assets are not more likely than not to be realized, an increase in the related valuation allowance could result in a material income tax expense in the period such determination is made.
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
Goodwill Impairment
We assess Goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the Carrying Value (or GAAP basis book value) of our Company to exceed the estimated fair value of our Company.
As we operate as one reporting unit, the Goodwill impairment evaluation is performed at the consolidated entity level by comparing the estimated fair value of the Company to its Carrying Value. We first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its Carrying Value. qualitative factors considered include: industry and market considerations; macroeconomic conditions; and other relevant events and factors. Based on the qualitative assessment, if it is determined that it is more likely than not that the Company's fair value is less than its Carrying Value, then we perform a quantitative analysis using a fair-value-based approach to determine if the fair value of our reporting unit is less than its Carrying Value. Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparables. See “Note 5. Goodwill and Other Intangible Assets” for more information regarding our 2022 and 2023 Goodwill impairments.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents in money market funds and any variable rate indebtedness.
The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. As of December 31, 2023, we had $211.7 million in money market mutual funds. Based on the Company’s balance of money market mutual funds at December 31, 2023, a hypothetical change of 100 basis point could have resulted in a $2.1 million change in interest income.
In conjunction with our Term Loans under the Credit Facility, we had entered into interest rate swaps for the total outstanding Term Loans for the full seven-year term, effectively fixing the interest rate of our Term Loans at 5.4% prior to August 2023. On August 24, 2023, the Company sold a portion of their interest rate swaps with a total notional amount of $259.9 million and received $20.5 million of net cash proceeds. After giving effect to such sale and principal payments on the Term Loans, $258.5 million of the Term Loans has an effective annualized fixed interest rate of 5.4%, and the remaining principal outstanding at December 31, 2023 of $223.5 million has a floating interest rate of 9.2% based on the interest rate as described in “Note 7. Debt.
The interest rate associated with our $60 million, 5 year, revolving credit facility remains floating.
As of December 31, 2023, we had an outstanding balance of $482.1 million under our Credit Facility. Based on the Company’s outstanding balance of variable rate debt at December 31, 2023, a hypothetical change of 100 basis points could have resulted in a $1.0 million increase to total interest expense for the year ended December 31, 2023.

Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, British pounds, Canadian dollars, Indian Rupees, Euros and Israeli New Shekels, and in the future, as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $7.3 million for the year ended December 31, 2023. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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

Item 8.    Financial Statements and Supplementary Data
UPLAND SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Upland Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Upland Software, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of goodwill for impairment
Description of the Matter	At December 31, 2023, the Company’s goodwill balance was $354 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested at least annually for impairment and more frequently when indicators of impairment are identified. Estimating fair values in connection with this impairment evaluation involves the utilization of the discounted cash flow and guideline public company approaches. As described in Note 5 to the consolidated financial statements, the Company recorded a goodwill impairment charge of $129 million during the year ended December 31, 2023.

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
Austin, Texas
February 22, 2024

Upland Software, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$236,559	$248,653
Accounts receivable, net of allowance for credit losses	38,765	47,594
Deferred commissions, current	10,429	10,961
Unbilled receivables	2,701	5,313
Income tax receivable, current	3,775	542
Prepaid expenses and other current assets	8,004	8,232
Total current assets	300,233	321,295
Tax credits receivable	1,657	2,411
Property and equipment, net	1,932	1,830
Operating lease right-of-use asset	2,929	5,719
Intangible assets, net	182,349	248,851
Goodwill	353,778	477,043
Deferred commissions, noncurrent	12,568	13,794
Interest rate swap assets	14,270	41,168
Other assets	308	1,348
Total assets	$870,024	$1,113,459
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,137	$14,939
Accrued compensation	7,174	7,393
Accrued expenses and other current liabilities	7,050	10,644
Deferred revenue	102,763	106,465
Liabilities due to sellers of businesses	—	5,429
Operating lease liabilities, current	2,351	3,205
Current maturities of notes payable (includes unamortized discount of $2,228 and $2,264 at December 31, 2023 and December 31, 2022, respectively)	3,172	3,136
Total current liabilities	130,647	151,211
Notes payable, less current maturities (includes unamortized discount of $3,148 and $5,203 at December 31, 2023 and December 31, 2022, respectively)	473,502	511,847
Deferred revenue, noncurrent	3,860	4,707
Operating lease liabilities, noncurrent	1,597	4,947
Noncurrent deferred tax liability, net	16,025	18,416
Other long-term liabilities	461	1,170
Total liabilities	626,092	692,298
Series A Convertible Preferred stock, 0.0001 par value; 5,000,000 shares authorized: 115,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	117,638	112,291
Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 and 50,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 29,908,407 and 32,221,855 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	608,995	606,755
Accumulated other comprehensive income	6,168	11,110
Accumulated deficit	(488,872)	(308,998)
Total stockholders’ equity	126,294	308,870
Total liabilities, convertible preferred stock and stockholders’ equity	$870,024	$1,113,459

See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Operations

(in thousands, except share and per share amounts)	Year Ended December 31,
	2023	2022	2021
Revenue:
Subscription and support	$281,554	$297,887	$287,621
Perpetual license	6,077	6,948	2,150
Total product revenue	287,631	304,835	289,771
Professional services	10,221	12,468	12,245
Total revenue	297,852	317,303	302,016
Cost of revenue:
Subscription and support	88,894	93,948	92,168
Professional services	7,467	9,793	7,285
Total cost of revenue	96,361	103,741	99,453
Gross profit	201,491	213,562	202,563
Operating expenses:
Sales and marketing	64,342	59,416	55,097
Research and development	49,375	46,187	42,693
General and administrative	61,264	70,462	76,901
Depreciation and amortization	58,614	43,669	41,315
Acquisition-related expenses	3,060	21,556	21,234
Impairment of goodwill	128,755	12,500	—
Total operating expenses	365,410	253,790	237,240
Loss from operations	(163,919)	(40,228)	(34,677)
Other expense:
Interest expense, net	(18,684)	(29,145)	(31,626)
Other income (expense), net	236	(781)	(253)
Total other expense	(18,448)	(29,926)	(31,879)
Loss before benefit from income taxes	(182,367)	(70,154)	(66,556)
Benefit from income taxes	2,493	1,741	8,344
Net loss	$(179,874)	$(68,413)	$(58,212)
Preferred stock dividends	(5,347)	(1,846)	—
Net loss attributable to common shareholders	$(185,221)	$(70,259)	$(58,212)
Net loss per common share:
Net loss per common share, basic and diluted	$(5.77)	$(2.23)	$(1.92)
Weighted-average common shares outstanding, basic and diluted	32,074,906	31,528,881	30,295,769

See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Comprehensive Loss

(in thousands)	Year Ended December 31,
	2023	2022	2021
Net loss	$(179,874)	$(68,413)	$(58,212)
Other comprehensive income (loss):
Foreign currency gain (loss) translation adjustment	2,685	(16,975)	(6,301)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	4,096	(9,978)	(602)
Interest rate swaps	(11,723)	49,577	21,623
Other comprehensive income (loss):	$(4,942)	$22,624	$14,720
Comprehensive loss	$(184,816)	$(45,789)	$(43,492)

See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Equity
(in thousands, except share amount)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	—	29,987,114	$3	$515,219	$(26,234)	$(182,373)	$306,615
Issuance of stock under Company plans, net of shares withheld for tax	—	—	1,109,434	—	(708)	—	—	(708)
Stock-based compensation	—	—	—	—	53,873	—	—	53,873
Foreign currency translation adjustment	—	—	—	—	—	(6,301)	—	(6,301)
Unrealized translation loss on foreign currency denominated intercompany loans	—	—	—	—	—	(602)	—	(602)
Interest rate swaps	—	—	—	—	—	21,623	—	21,623
Net loss	—	—	—	—	—	—	(58,212)	(58,212)
Balance at December 31, 2021	—	—	31,096,548	$3	$568,384	$(11,514)	$(240,585)	$316,288
Issuance of Convertible Preferred Stock	115,000	$110,445	—	—	—	—	—	—
Dividends accrued - Convertible Preferred Stock	—	1,846	—	—	(1,846)	—	—	(1,846)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	1,125,307	—	(1,385)	—	—	(1,385)
Stock-based compensation	—	—	—	—	41,602	—	—	41,602
Foreign currency translation adjustment	—	—				(16,975)		(16,975)
Unrealized translation loss on intercompany loans with foreign subsidiaries	—	—				(9,978)		(9,978)
Interest rate swaps	—	—				49,577		49,577
Net loss	—	—	—	—	—	—	(68,413)	(68,413)
Balance at December 31, 2022	115,000	$112,291	32,221,855	$3	$606,755	$11,110	$(308,998)	$308,870
Dividends accrued - Convertible Preferred Stock	—	5,347	—	—	(5,347)	—	—	(5,347)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	931,652	—	(1,086)	—	—	(1,086)
Stock repurchases and retirements			(3,245,100)		(14,201)			(14,201)
Stock-based compensation	—	—	—	—	22,874	—	—	22,874
Foreign currency translation adjustment		—	—	—	—	2,685	—	2,685
Unrealized translation loss on foreign currency denominated intercompany loans		—	—	—	—	4,096	—	4,096
Interest rate swaps		—	—	—	—	(11,723)	—	(11,723)
Net loss	—	—	—	—	—	—	(179,874)	(179,874)
Balance at December 31, 2023	115,000	$117,638	29,908,407	$3	$608,995	$6,168	$(488,872)	$126,294

See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(179,874)	$(68,413)	$(58,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,985	56,146	52,928
Change in fair value of liabilities due to sellers of businesses	—	(75)	(4,510)
Deferred income taxes	(4,209)	(7,075)	(11,179)
Amortization of deferred costs	13,170	12,198	8,948
Foreign currency re-measurement loss	(538)	(12)	25
Non-cash interest, net and other income, net	(2,976)	2,256	2,249
Non-cash stock-based compensation expense	22,874	41,602	53,873
Non-cash loss on impairment of goodwill	128,755	12,500	—
Non-cash loss on retirement of fixed assets	47	79	—
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	8,916	9,691	(1,665)
Prepaid expenses and other current assets	(471)	10,070	5,761
Other assets	10,866	(12,811)	(13,260)
Accounts payable	(6,896)	(7,175)	10,865
Accrued expenses and other liabilities	(6,188)	(14,013)	(9,660)
Deferred revenue	(5,518)	(4,989)	5,575
Net cash provided by operating activities	49,943	29,979	41,738
Investing activities
Purchase of property and equipment	(1,220)	(866)	(1,115)
Purchase business combinations, net of cash acquired	—	(62,356)	(92,417)
Net cash used in investing activities	(1,220)	(63,222)	(93,532)
Financing activities
Payments on finance leases	—	—	(12)
Payments of debt costs	(221)	(203)	(122)
Payments on notes payable	(40,400)	(5,400)	(5,400)
Stock repurchases and retirement	(14,060)	—	—
Issuance of Series A Convertible Preferred stock, net of issuance costs	—	110,445	—
Taxes paid related to net share settlement of equity awards	(1,091)	(1,576)	(982)
Issuance of common stock, net of issuance costs	5	191	274
Additional consideration paid to sellers of businesses	(5,617)	(9,306)	(1,938)
Net cash provided by (used in) financing activities	(61,384)	94,151	(8,180)
Effect of exchange rate fluctuations on cash	567	(1,413)	(897)
Change in cash and cash equivalents	(12,094)	59,495	(60,871)
Cash and cash equivalents, beginning of period	248,653	189,158	250,029
Cash and cash equivalents, end of period	$236,559	$248,653	$189,158
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$32,137	$29,120	$29,427
Cash paid for taxes	$7,106	$3,876	$2,846
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$—	$8,126	$11,670

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
To support continued growth, Upland intends to pursue acquisitions within its cloud offerings of complementary technologies and businesses. Upland expects that this will expand its product offerings, customer base and market access, resulting in increased benefits of scale. Consistent with Upland’s growth strategy, Upland has made a total of 31 acquisitions in the 12 years ended December 31, 2023.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in the Company’s accounting policies since December 31, 2022.
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
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of February 22, 2024, the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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

The following table presents the changes in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$1,158	$1,107	$1,465
Provision for credit losses	(569)	556	694
Writeoffs, net of recoveries and other	(17)	(505)	(1,052)
Balance at end of year	$572	$1,158	$1,107
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues or more than 10% of accounts receivable in the years ended December 31, 2023, 2022 or 2021.
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
Goodwill Intangible Assets and Impairment Assessments
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. We assess Goodwill for impairment annually on October 1st, or more frequently when events or circumstances occur which could cause the Carrying Value (or GAAP basis book value) of our Company to exceed the estimated fair value of our Company.
As we operate as one reporting unit, the Goodwill impairment evaluation is performed at the consolidated entity level by comparing the estimated fair value of the Company to its Carrying Value. We first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its Carrying Value. Based on the qualitative assessment, if it is determined that it is more likely than not that the Company's fair value is less than its Carrying Value, then we perform a quantitative analysis using a fair-value-based approach to determine if the fair value of our reporting unit is less than its Carrying Value. See “Note 5. Goodwill and Other Intangible Assets” for more information regarding our 2023 and 2022 Goodwill impairments.
Identifiable intangible assets consist of customer relationships, marketing-related intangible assets and developed technology. Intangible assets with definite lives are amortized over their estimated useful lives on a straight-line basis. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Each period the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.
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
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine whether impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or net realizable value. No indicators of impairment were identified during the years ended December 31, 2023, 2022 or 2021.

Software Development Costs
Software development costs for software to be sold are expensed as incurred until the point the Company establishes technological feasibility. Technological feasibility is established upon the completion of a working model. Costs incurred by the Company between establishment of technological feasibility and the point at which the product is ready for general release are capitalized, subject to their recoverability, and amortized over the economic life of the related products. Because the Company believes its current process for developing its software products essentially results in the completion of a working product concurrent with the establishment of technological feasibility, no software development costs have been capitalized to date. There were no software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed. Software development costs associated with internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Eligible internal and external costs associated with significant upgrades and enhancements incurred during the application development stage are capitalized as property and equipment. During the years ended December 31, 2023, 2022 or 2021, there were no internal use software development costs capitalized under ASC 350-40, Internal-Use Software.
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
As of December 31, 2023 and 2022, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were not material. Capitalized implementation costs are amortized over the expected term of the arrangement and are amortized in the same line item on our consolidated statements of operations as the expense for fees for the associated hosting arrangement.
Debt Issuance Costs
The Company capitalizes underwriting, legal, and other direct costs incurred related to the issuance of debt, which are recorded as a direct deduction from the carrying amount of the related debt liability and amortized to interest expense, net over the term of the related debt using the effective interest rate method. Upon the extinguishment of the related debt, any unamortized capitalized debt issuance costs are recorded to Interest expense, net on our consolidated statement of operations. In 2023 and 2022, the Company had no write offs of debt issuance costs.
Derivatives
In 2019, the Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. Until the termination of a portion of the interest rate swaps as described in “Note 7. Debt”, these interest rate swaps effectively converted $258.5 million and $522.5 million of our term loans as of December 31, 2023 and 2022, respectively, from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the remaining term of the debt.
ASC 815, Derivatives and Hedging, requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. The Company assessed the effectiveness of the hedging relationship under the hypothetical derivative method and noted that all of the critical terms of the hypothetical derivative and hedging instrument were the same. The hedging relationship continues to limit the Company’s exposure to the variability in interest rates under the Company’s term loans and related cash outflows. As such, the Company has deemed this hedging relationship as highly effective in offsetting cash flows attributable to hedged risk (variability in forecasted monthly interest payments) for the term of the term loans and interest rate swap agreements. All derivative financial instruments are recorded at fair value as a net asset or liability on our consolidated balance sheets. As of December 31, 2023, the fair value of interest rate swaps included in Interest rate swap assets on our consolidated balance sheets was $14.3 million. As of December 31, 2022, the fair value of interest rate swaps included in Interest rate swap assets was $41.2 million.

The change in the fair value of the hedging instruments is recorded in Interest Rate Swaps on our consolidated statements of comprehensive loss. Amounts deferred on interest rate swaps in our consolidated statements of comprehensive income will be reclassified to Interest expense, net on our consolidated statements of operations in the period in which the hedged item affects earnings. Cash flows from hedging instruments are classified in the same category as the cash flows for the underlying item being hedged within "Net cash provided by operating activities" on the consolidated statements of cash flows.

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
Preferred Stock
In August 2022, the Company closed on the issuance and sale of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Company issued 115,000 shares of Series A Preferred Stock, par value $0.0001 per share, at a price of $1,000 per share, for an initial investment amount of $115.0 million. Pursuant to the Certification of Designation, cumulative preferred dividends accrue quarterly on the Series A Preferred Stock at a rate of (i) 4.5% per annum until but excluding the seven year anniversary of the closing, and (ii) 7.0% per annum on and after the seven year anniversary of the closing. See “Note 12. Series A Convertible Preferred Stock—Series A Convertible Preferred Stock” for further details.
The Series A Preferred Stock and cumulative preferred dividends, net of preferred issuance costs, is presented as Mezzanine Equity of $117.6 million as of December 31, 2023 in the Company’s consolidated balance sheets. The Series A Preferred Stock is classified as Mezzanine Equity because it is redeemable at the option of its holders (upon a deemed liquidation event as defined in “Note 12. Series A Convertible Preferred Stock—Series A Convertible Preferred Stock—Deemed Liquidation Event Redemption”) and has a condition for redemption that is not solely within the control of the issuer.
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
Advertising Costs
Advertising costs are expensed in the period incurred. Advertising expenses were $2.0 million, $0.8 million and $0.9 million for the years ended December 31, 2023, 2022 or 2021, respectively. Advertising costs are recorded in Sales and marketing expenses on our consolidated statement of operations.
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
Stock-Based Compensation
We measure all share-based payments, including grants of options to purchase common stock and the issuance of restricted stock or restricted stock units to employees, service providers and board members, using the fair-value at grant date. We record forfeitures as they occur. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized on our consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period. We value restricted stock and restricted stock units at the closing price of our common stock on the grant date. We value stock option awards using the Black-Scholes option-pricing model. For the years ended December 31, 2023, 2022 and 2021, stock-based compensation awards consisted primarily of restricted stock and restricted stock units.
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
Comprehensive Income (Loss)
The Company utilizes the guidance in ASC 220, Income Statement—Reporting Comprehensive Income, for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) consists of net loss, foreign currency translation adjustments for subsidiaries with functional currencies other than the United States dollar (“USD”), unrealized translation gains (losses) on foreign currency denominated intercompany loans, and unrealized gains (losses) on interest rate swaps. Refer to “Note 13. Stockholders' Equity—Accumulated Other Comprehensive Income (Loss)” for further discussion of the components of accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 or 2021.

Foreign Currency Transactions
The functional currency of our foreign subsidiaries are generally the local currencies. Results of operations for foreign subsidiaries are translated into USD using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded as a separate component of the Company’s consolidated statements of stockholders' equity in accumulated other comprehensive loss. Assets and liabilities denominated in currencies other than the functional currency are remeasured using the current exchange rate for monetary accounts and historical exchange rates for non-monetary accounts, with exchange differences on remeasurement included in other expense, net in the accompanying statements of operations. For the years ended December 31, 2023, 2022 and 2021, net gains of $0.3 million, net losses of $1.0 million and net gains of $48.6 thousand, respectively, were recorded in Other expense, net on our consolidated statements of operations, related to remeasurement of foreign currency transactions.
We have foreign currency denominated intercompany loans that were used to fund the acquisition of foreign subsidiaries. Due to the long-term nature of the loans, the foreign currency gains (losses) resulting from remeasurement are recognized as a separate component of the Company’s consolidated statements of stockholders' equity in accumulated other comprehensive loss. During the years ended December 31, 2023, 2022 and 2021, a translation gain of $4.1 million, loss of $10.0 million, and loss of $0.6 million, respectively, were recognized as a component of accumulated other comprehensive income (loss) in the Company’s statements of stockholders’ equity, related to long-term intercompany loans.
Recent Accounting Pronouncements
Recently issued accounting pronouncements - Adopted
In March 2020, the Financial Standards Accounting Board (“FASB”) issued accounting standards update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offer Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We adopted ASU 2020-04 during the first quarter of 2023. On February 21, 2023, the Company entered into an amended and restated credit agreement to, among other things, provide for the replacement of LIBOR with the Secured Overnight Financing Rate (“SOFR”), an index measuring the cost of borrowing cash overnight collateralized by Treasury securities. The Company elected to apply the debt agreement modification expedients related to changes to the reference rate from LIBOR to SOFR in the Company's Credit Agreement, which it completed during the three months ended March 31, 2023. Application of these expedients allowed the Company to account for the modification as not substantial. As a result, the debt agreement modification was accounted for by prospectively adjusting the Credit Agreement’s effective interest rate, any existing unamortized debt discount was carried forward and continued to be amortized and no remeasurement of the Credit Agreement at the modification date was required.
The Company has also elected to apply the hedge accounting expedients and exceptions related to changes to the reference rate from LIBOR to SOFR in the Company's interest rate swaps, which it completed during the three months ended March 31, 2023. Application of these exceptions preserves the cash flow hedge designation of the interest rate swaps and the related accounting and presentation consistent with past presentation. The replacement of LIBOR with SOFR in the credit agreement did not have a material impact on the Company’s consolidated financial statements and related disclosures. See “Note—7. Debt” for additional information.
In August 2020, the FASB issued accounting standards update ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (the “ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments and convertible preferred stock. This update also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The update also requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The guidance is effective for interim and annual periods beginning after December 15, 2021. The Company adopted this guidance in the first quarter of fiscal 2022 with an immaterial impact to the consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which creates an exception to the general recognition and measurement principle for contract assets and contract liabilities from contracts with customers acquired in a business combination. The new guidance will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current GAAP, an acquirer in a business combination is generally required to recognize and measure the assets it acquires and the liabilities it assumes at fair value on the acquisition date. The new guidance will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. These amendments are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted ASU 2021-08 on January 1, 2023 and our adoption did not have a material impact on our consolidated financial statements.
Recently issued accounting pronouncements - Not Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

3. Acquisitions
The Company performs quantitative and qualitative analyses to determine the significance of each acquisition to its consolidated financial statements. As such, the acquisitions below were deemed to be insignificant on an individual and cumulative basis.
2023 Acquisitions
The Company had no acquisitions during the year ended December 31, 2023.
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
Consideration
The following table summarizes the consideration transferred for the acquisitions described above (in thousands):

	BA Insight	Objectif Lune	Panviva	BlueVenn	Second Street
Cash	$33,355	$29,750	$19,931	$53,535	$25,436
Holdback(1)	645	5,250	3,517	2,429	5,000
Contingent consideration(2)	—	—	—	2,535	1,650
Working capital and other adjustments	1,587	644	379	(537)	(1,365)
Total consideration	$35,587	$35,644	$23,827	$57,962	$30,721
(1)Represents cash holdbacks subject to indemnification claims that are payable 12 months from closing for Objectif Lune, Panviva, and Second Street, 15 months following closing for BA Insight and 18 months following the closing of BlueVenn. As of December 31, 2023, all of the holdbacks had been paid.
(2)Represents the acquisition date fair value of anticipated earnout payments which are based on the estimated probability of attainment of the underlying future performance-based conditions at the time of acquisition. The maximum potential payout for the BlueVenn and Second Street were $21.7 million and $3.0 million, respectively. As of March 31, 2022, the earnout payments for BlueVenn and Second Street were finalized resulting in no payments made. Refer to “Note 4. Fair Value Measurements” for further discussion regarding the calculation of fair value of acquisition related earnouts and subsequent payouts.
Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting, and has recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition.
The following condensed table presents the finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions closed in 2022 and 2021 (in thousands):

	Final
	BA Insight	Objectif Lune	Panviva	BlueVenn	Second Street
Year Acquired	2022	2022	2021	2021	2021

Cash	$4	$745	$132	$1,115	$—
Accounts receivable	2,466	5,677	2,122	1,289	1,105
Other current assets	4,080	7,183	4,985	2,002	89
Operating lease right-of-use asset	110	1,905	197	1,357	489
Property and equipment	3	248	26	611	156
Customer relationships	10,500	17,717	9,757	18,888	14,600
Trade name	150	362	76	238	200
Technology	2,000	5,512	2,194	4,337	3,400
Favorable leases	—	291	—	—	—
Goodwill	25,495	23,797	16,604	44,892	16,586
Other assets	25	744	33	24	13
Total assets acquired	44,833	64,181	36,126	74,753	36,638
Accounts payable	(236)	(2,001)	(1,257)	(2,772)	(230)
Accrued expense and other	(4,083)	(9,431)	(5,053)	(2,429)	(378)
Deferred tax liabilities	—	(6,353)	(2,395)	(3,640)	(4,320)
Deferred revenue	(4,817)	(8,847)	(3,397)	(6,593)	(500)
Operating lease liabilities	(110)	(1,905)	(197)	(1,357)	(489)
Total liabilities assumed	(9,246)	(28,537)	(12,299)	(16,791)	(5,917)
Total consideration	$35,587	$35,644	$23,827	$57,962	$30,721

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
The $127.4 million goodwill for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes related to the above acquisitions was $6.6 million.
Total transaction costs incurred with respect to acquisition activity in the years ended December 31, 2023, 2022 and 2021 were nil, $4.6 million and $6.6 million, respectively. These costs are included in Acquisition-related expenses on our consolidated statement of operations.

4. Fair Value Measurements
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$211,661	$—	$—	$211,661
Interest rate swaps	$—	$14,270	$—	$14,270
Total	$211,661	$14,270	$—	$225,931

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$172,849	$—	$—	$172,849
Interest rate swaps	—	41,168	—	41,168
Total	$172,849	$41,168	$—	$214,017
The Company’s cash equivalents - money market funds are measured at fair value using quoted market prices and active markets, therefore are categorized as Level 1.
In connection with entering into, and expanding, the Company's credit facility, as discussed further in “Note 7. Debt”, the Company entered into interest rate swaps. The fair value of these swaps are measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2. As of December 31, 2023, the fair value of the interest rate swaps is included in the “Interest rate swap assets” on the Company's consolidated balance sheets.

The Company’s other financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and long–term debt. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value, primarily due to short maturities. The Company believes the carrying value of its long-term debt at December 31, 2023 approximates its fair value based on its variable interest rate feature and interest rates currently available to the Company. The estimated fair value and carrying value of the Company's debt, before debt discount, at December 31, 2023 and December 31, 2022 are $482.1 million and $522.5 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.

5. Goodwill and Other Intangible Assets
Changes in the Company’s Goodwill balance for each of the two years in the period ended December 31, 2023 are summarized in the table below (in thousands):

Balance at December 31, 2021	$457,472
Acquired in business combinations	48,768
Adjustment related to prior year business combinations	1,466
Adjustment related to finalization of current year business combinations	109
Impairment of goodwill	(12,500)
Foreign currency translation adjustment	(18,272)
Balance at December 31, 2022	$477,043
Adjustment related to prior year business combinations	415
Impairment of goodwill	(128,755)
Foreign currency translation adjustment	5,075
Balance at December 31, 2023	$353,778
We performed a qualitative annual goodwill impairment test in October 2023 and concluded there was no impairment of Goodwill.
As a result of the decline of our stock price impacting our market capitalization during the quarters ended March 31, 2023 and December 31, 2022, we performed quantitative impairment evaluations, which resulted in a goodwill impairments of $128.8 million and $12.5 million during the quarters ended March 31, 2023 and December 31, 2022, respectively. Our quantitative goodwill impairment analysis applied two methodologies to estimate the Company’s fair value which were: a) a discounted cash flow method and b) a guideline public company method. The two methods generated similar results and indicated that the fair value of the Company was less than its carrying value. The discounted cash flow method requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, and determination of our weighted average cost of capital. Under the guideline public company method, we estimate fair value based on a market multiple of revenues and earnings derived for comparable publicly traded companies with similar operating characteristics as the Company. We did not record a goodwill impairment charge for the year ended December 31, 2021.
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets and developed technology that the Company recorded as part of its business acquisitions purchases and from acquisitions of customer relationships. The following is a summary of the Company’s Intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2023
Customer relationships	1-10	$378,923	$222,436	$156,487
Trade name	1.5-10	10,012	7,862	2,150
Developed technology	4-9	94,103	70,582	23,521
Favorable leases	6.3	$280	$89	$191
Total intangible assets		$483,318	$300,969	$182,349

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2022
Customer relationships	1-10	$372,162	$162,995	$209,167
Trade name	1.5-10	9,837	6,728	3,109
Developed technology	4-9	92,585	56,240	36,345
Favorable leases	6.3	273	43	230
Total intangible assets		$474,857	$226,006	$248,851
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life.
Total amortization expense was $70.6 million, $54.6 million, and $50.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.
No impairment of intangible assets were recorded during the years ended December 31, 2023, 2022 and 2021.
As of December 31, 2023, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Year ending December 31:	Amortization Expense
2024	$54,232
2025	39,163
2026	36,934
2027	28,028
2028	18,284
Thereafter	5,708
Total	$182,349

6. Income Taxes
The Company's loss from continuing operations before income taxes was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Loss before provision for income taxes:
United States	$(117,208)	$(40,818)	$(53,981)
Foreign	(65,159)	(29,336)	(12,575)
	$(182,367)	$(70,154)	$(66,556)

The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$—	$—	$—
State	901	971	363
Foreign	1,613	4,776	2,349
Total Current	$2,514	$5,747	$2,712

Deferred
Federal	$(468)	$84	$(5,180)
State	(771)	1,062	(1,033)
Foreign	(3,768)	(8,634)	(4,843)
Total Deferred	(5,007)	(7,488)	(11,056)
(Benefit from) provision for income taxes	$(2,493)	$(1,741)	$(8,344)
As of December 31, 2023 the Company had total net operating loss carryforwards of approximately $304.2 million consisting of $256.0 million and $48.2 million related to the U.S federal and foreign net operating loss carryforwards, respectively. $200.0 million of the U.S. federal net operating loss carryforwards are related to year prior to 2018 and begin to expire in 2024. The remaining $56.0 million carryforward indefinitely. In addition, $48.0 million of foreign net operating loss carryforwards carry forward indefinitely, and the remainder will expire beginning in 2041. In addition, as of December 31, 2023, the Company had research and development credit carryforwards of approximately $4.0 million which will expire beginning in 2024, if not utilized. Utilization of the U.S. federal net operating losses and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation will result in the expiration of approximately $155.0 million of U.S. federal net operating losses and $4.0 million of credit carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes are as follows (in thousands):

	As of December 31,
	2023	2022	2021
Deferred tax assets:
Accrued expenses and allowances	$583	$1,640	$2,197
Deferred revenue	571	608	536
Stock compensation	489	612	1,558
Net operating loss and tax credit carryforwards	40,222	52,149	53,388
Disallowed interest expense carryforwards	17,670	17,181	15,654
Capital expenses	66	295	321
Tax credit carryforwards	—	348	—
Lease liability	960	2,139	2,340
Unrealized losses	—	—	1,974
Research and development expenses	13,247	6,243	—
Other	410	461	638
Valuation allowance	(41,259)	(20,482)	(28,627)
Net deferred tax assets	$32,959	$61,194	$49,979

Deferred tax liabilities:
Prepaid expenses	$—	$(161)	$(272)
Intangible assets	(36,342)	(54,153)	(59,092)
Goodwill	(2,850)	(7,382)	(6,570)
Tax credit carryforwards	(15)	—	(99)
Right of use asset	(670)	(1,504)	(1,330)
Unrealized gains	(4,049)	(10,705)	—
Deferred commissions	(5,003)	(5,705)	(5,409)
Net deferred tax liabilities	$(48,929)	$(79,610)	$(72,772)
Net deferred taxes	$(15,970)	$(18,416)	$(22,793)
Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax assets, exclusive of goodwill. During the year ended December 31, 2023, the valuation allowance increased by $20.8 million and during the year ended December 31, 2022 the valuation allowance decreased by $8.1 million. The valuation allowance for the year ended December 31, 2023 increased $7.1 million due to the tax effect of items recorded in other comprehensive income with the remaining increase of $13.7 million related primarily to current U.S., U.K. and Australia operations, which have current year losses. The valuation allowance for the year ended December 31, 2022 decreased by $13.0 million due to the tax effect of items recorded in other comprehensive income which is partially offset with the remaining increase of approximately $4.9 million related primarily to current operations.
At December 31, 2023, we did not provide deferred income taxes on temporary differences resulting from earnings of certain foreign subsidiaries which are indefinitely reinvested. The reversal of these temporary differences could result in additional tax; however, it is not practicable to estimate the amount of any unrecognized deferred income tax liabilities at this time. Deferred income taxes are provided as necessary with respect to earnings that are not indefinitely reinvested.

The Company’s provision for income taxes differs from the expected tax expense (benefit) computed by applying the statutory federal income tax rate to income before taxes due to the following:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.1%	(0.2)%	1.5%
Tax credits	—%	0.6%	0.6%
Effect of foreign operations	(0.4)%	0.1%	(0.6)%
Stock compensation	(2.2)%	(9.5)%	(5.4)%
Disallowed excess executive compensation	—%	(0.6)%	(5.3)%
Goodwill impairment	(12.5)%	(3.6)%	—%
Permanent items and other	(0.3)%	(0.5)%	0.1%
Change in valuation allowance	(5.9)%	(6.9)%	1.1%
Change in tax rates	0.6%	2.1%	(2.6)%
Australia tax basis uplift	—%	—%	2.1%
	1.4%	2.5%	12.5%
Under ASC 740-10, Income Taxes - Overall, the Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. The Company has determined it has an immaterial exposure related to uncertain tax positions as of December 31, 2023. The $0.8 million exposure at December 31, 2022 was released in 2023 due to a lapse in the statute of limitations for a Canadian exposure. To the extent the Company is required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability.
A reconciliation of the beginning and ending amount of unrecognized tax exposure is as follows (in thousands):

Balance at December 31, 2021	$772
Additions for tax positions of prior years	45
Balance at December 31, 2022	$817
Reductions for tax positions of prior years	(817)
Balance at December 31, 2023	$—
The Company’s assessment of its unrecognized tax benefits is subject to change as a function of the Company’s financial statement audit.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023, the Company has not accrued any interest or penalties related to uncertain tax positions.
The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2019 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2018.  The Company is not currently under audit for federal, state or any foreign jurisdictions. US operating losses generated in years prior to 2019 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

7. Debt
Long-term debt consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31,
	2023	2022
Senior secured loans (includes unamortized discount of $5,376 and $7,467 based on an imputed interest rate of 7.6% and 5.8%, at December 31, 2023 and December 31, 2022, respectively)	$476,674	$514,983
Less current maturities	(3,172)	(3,136)
Total long-term debt	$473,502	$511,847
Credit Facility
In 2019, the Company entered into a credit agreement (the “Credit Facility”) which provided for (i) a fully-drawn $350 million, 7 year, senior secured term loan facility (the “Term Loan”) and (ii) a term loan facility to be established under the Credit Facility in an aggregate principal amount of $190.0 million (the “2019 Incremental Term Loan” and together with the Term Loan, the “Term Loans”) and (iii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was fully available as of December 31, 2023.
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
Loans under the Revolver may be borrowed, repaid and reborrowed until August 6, 2024 (the “Maturity Date”), at which time all amounts borrowed under the Revolver must be repaid. As of December 31, 2023, the Company had no borrowings outstanding under the Revolver or related sub facility.
Payment terms
The Term Loans are repayable on a quarterly basis beginning on December 31, 2019 by an amount equal to 0.25% (1.00% per annum) of the aggregate principal amount of such loan. Any amount remaining unpaid is due and payable in full on August 6, 2026 (the “Term Loan Maturity Date”).
Initially, at the option of the Company, the Term Loans (including the 2019 Incremental Term Loan) accrued interest at a per annum rate based on (i) the Base Rate plus a margin of 2.75% or (ii) the rate (not less than 0.00%) for Eurodollar deposits quoted on the LIBOR01 or LIBOR02 pages on the Reuters Screen, or as otherwise determined in accordance with the Credit Facility (based on a period equal to 1, 2, 3 or 6 months or, if available and agreed to by all relevant Lenders and the Agent, 12 months or such period of less than 1 month) plus a margin of 3.75%. The Base Rate for any day was a rate per annum equal to the greatest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate (not less than 0.00%) in effect on such day plus ½ of 1.00%, and (ii) the Eurodollar rate for a one month interest period beginning on such day plus 1.00%. On February 21, 2023, the Company entered into an amendment to its Credit Facility. The amendment amended the interest rate benchmark from LIBOR to SOFR. Other than the foregoing, the material terms of the Credit Agreement remain unchanged. After giving effect to the interest rate swaps described below, $258.5 million of the Term Loans has an effective annualized fixed interest rate of 5.4%, and the remaining principal outstanding at December 31, 2023 has a floating interest rate of 9.2%
Accrued interest is paid quarterly or, with respect to Term Loans that are accruing interest based on the Federal Funds Effective Rate, at the end of the applicable interest rate period.
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
In August 2023, the Company sold $259.9 million of the notional amount of its interest rate swap assets back to the counterparties for $20.5 million, reducing the total notional amount of the interest rate swap assets to $259.9 million. The $20.5 million gain in accumulated other comprehensive income related to the $259.9 million amount sold is being released to interest expense, net as interest is accrued on the Company’s variable-rate debt over the remaining term of the Term Loans as a decrease to interest expense, net, the amortization of which totaled $2.5 million for the year ended December 31, 2023.
As discussed above, on September 1, 2023, the Company prepaid $35.0 million of the Term Loans. As a result of this prepayment, $2.8 million of the deferred gain in accumulated comprehensive income was released immediately into earnings as interest expense, net.
In the next twelve months, the Company estimates that $5.9 million will be reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on our consolidated statement of operations.
Amounts reported in accumulated other comprehensive income related to the Company's derivatives are reclassified to interest expense, net as interest is accrued on the Company’s variable-rate debt. The impact of the Company’s derivative financial instruments on its consolidated statements of comprehensive loss was as follows (in thousands):

	Year Ended December 31
	2023	2022	2021
Unrealized gain (loss) recognized in Other comprehensive income (loss) on interest rate swaps	$(6,434)	$49,577	$21,623
Amounts reclassified from Accumulated other comprehensive income (loss) to interest expense, net	(5,289)	—	—
Total Other comprehensive income (loss) on interest rate swaps	$(11,723)	$49,577	$21,623
Cash interest costs averaged 7.2%, 5.4%, and 5.4% for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the Company had $5.4 million of unamortized debt issuance costs associated with the Credit Facility. These issuance costs will be amortized to Interest expense, net on our consolidated statement of operations, over the term of the Credit Facility.
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
As of December 31, 2023 the Company was in compliance with all covenants under the Credit Facility.
Debt Maturities
Under the terms of the Credit Facility, future debt maturities of long-term debt excluding debt discounts at December 31, 2023 are as follows (in thousands):

Year ending December 31:	Amount
2024	$5,400
2025	5,400
2026	471,250
Total debt outstanding	$482,050
Less unamortized discount	5,376
Total debt outstanding, net of discount	$476,674

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
The following table sets for the computations of net loss per share:

	Year Ended December 31,
(In thousands, except share and per share amounts)	2023	2022	2021
Numerators:
Net loss	$(179,874)	$(68,413)	$(58,212)
Preferred stock dividends and accretion	(5,347)	(1,846)	—
Net loss attributable to common stockholders	$(185,221)	$(70,259)	$(58,212)
Denominator:
Weighted–average common shares outstanding, basic and diluted	32,074,906	31,528,881	30,295,769
Net loss per common share, basic and diluted	$(5.77)	$(2.23)	$(1.92)
Due to the net losses incurred for the years ended December 31, 2023, 2022 and 2021, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The Company adopted ASU 2020-06 on January 1, 2022 as detailed in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies—Recent Accounting Pronouncements—Recently issued accounting pronouncements - Adopted.” As such, the Company is required to use the application of the if-converted method for calculating diluted earnings per share on our Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on our stock options, restricted stock awards, restricted stock units and performance restricted stock units.

The following table sets forth the anti-dilutive common share equivalents excluded from the weighted-average shares used to calculate diluted net loss per common share:

	Year Ended December 31,
	2023	2022	2021
Stock options	149,914	154,321	227,605
Restricted stock units	1,758,847	1,509,273	1,379,747
Performance restricted stock units	100,000	93,750	63,537
Series A Preferred Stock on an as-converted basis(1)	6,982,493	6,676,923	—
Total anti–dilutive common share equivalents	8,991,254	8,434,267	1,670,889
(1) Per ASU 2020-06, the Company is applying the if-converted method to calculated diluted earnings per share. As of December 31, 2023, the Series A Preferred Stock plus accumulated dividends totaled $122.2 million. The Series A Preferred Stock has a conversion price of $17.50 per share, as detailed in “Note 12. Series A Convertible Preferred Stock”

9. Leases
Operating Leases
The Company leases office space under operating leases that expire between 2024 and 2029. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed rent increases over the term of the lease, rent holidays and provide for additional renewal periods. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis.
Finance Leases
The current and long-term portion of finance lease obligations are included in Accrued expenses and other current liabilities and Other long-term liabilities line items on the consolidated balance sheet, respectively. The Company has had no finance lease agreements since December 31, 2021.
Lease Expense
Total office rent expense for the years ended December 31, 2023, 2022 and 2021 were approximately $1.4 million, $2.5 million and $6.2 million, respectively. The $2.5 million office rent expense in 2022 includes approximately $1.1 million of transformation charges in conjunction with the closures of the BA Insight and Objectif Lune offices as we continue to consolidate and integrate these acquisitions. The $6.2 million office rent expense in 2021 includes approximately $4.4 million of transformation charges in conjunction with the closures of the the Panviva, BlueVenn, Second Street and Localytics offices as we continue to consolidate and integrate these acquisitions.
The Company has entered into sublease agreements related to excess office space as a result of the Company's transformation activities related to its acquisitions. The Company’s current sublease agreements terminate in 2027. For the years ended December 31, 2023, 2022 and 2021, the Company recognized rental income on subleases, as offsets to rental expense, of $1.8 million, $1.4 million and $1.1 million, respectively. Operating lease obligations in the future minimum payments table below do not include the impact of future rental income of $2.5 million related to these subleases as of December 31, 2023.
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$3,243	3,959
Sublease income	(1,762)	(1,428)
Total lease expense	$1,481	2,531

Other information about lease amounts recognized on our consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$3,908	$4,658
Right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$653	$1,943
Weighted average remaining lease term (in years):
Operating leases	2.2	3.2
Weighted average discount rate
Operating leases	6.2%	5.4%
As of December 31, 2023, the Company no longer had any finance lease agreements. Future minimum payments for operating lease obligations and purchase commitments are as follows (in thousands):

Operating Leases
2024	$2,540
2025	1,013
2026	520
2027	122
2028	52
Thereafter	12
Total minimum lease payments	4,259
Less amount representing interest	(311)
Present value of lease liabilities	$3,948

Operating lease liabilities, current	2,351
Operating lease liabilities, noncurrent	1,597
Total lease liabilities	$3,948

10. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment.
Future minimum payments for purchase commitments are as follows (in thousands):

Year	Purchase Commitments
2024	$22,852
2025	7,326
Thereafter	—
Total minimum payments	$30,178

Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. As of December 31, 2023, the Company is not involved in any current or pending legal proceedings that it believes may have a material adverse effect on its consolidated financial position or results of operations.
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

11. Property and Equipment, Net
Property and equipment consisted of the following (in thousands) at:

	December 31,
	2023	2022
Equipment	$5,722	$6,211
Furniture and fixtures	279	355
Leasehold improvements	836	1,037
Accumulated depreciation	(4,905)	(5,773)
Property and equipment, net	$1,932	$1,830
Amortization of assets recorded under finance leases is included with depreciation expense. Depreciation and amortization expense on Property and equipment, net was $1.4 million, $1.5 million and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company recorded no impairment of property and equipment during the years ended December 31, 2023, 2022 and 2021. During the years ended December 31, 2023, 2022 and 2021, we recognized a $47.0 thousand, $79.0 thousand and nil losses on disposal of assets related primarily to leasehold improvements associated with the consolidation and integration of prior year acquisitions.

12. Series A Convertible Preferred Stock
On July 14, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Ulysses Aggregator, LP (the “Purchaser”), an affiliate of HGGC, LLC, to issue and sell at closing 115,000 shares of Series A Preferred Stock of the Company, par value $0.0001 per share, at a price of $1,000 per share (the “Initial Liquidation Preference”) for an aggregate purchase price of $115.0 million (the “Investment”). The Company is using the proceeds of the Investment for general corporate purposes and transaction-related fees and expenses.
On August 23, 2022 (the “Closing Date”), the closing of the Investment (the “Closing”) occurred, and the Series A Preferred Stock was issued to the Purchaser. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses comprised of transaction fees, and financial advisory and legal expenses (the “Series A Preferred Stock Issuance Costs”), which reduced the carrying value of the Series A Preferred Stock. Total Series A Preferred Stock Issuance Costs totaled $4.6 million.
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

Dividend Provisions
The Series A Preferred Stock rank senior to the Company’s common stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an Initial Liquidation Preference of $1,000 per share, representing an aggregate Liquidation Preference (as defined below) of $1,000 upon issuance. Holders of the Series A Preferred Stock are entitled to the dividend at the rate of 4.5% per annum, within first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The dividend can be paid, in the Company’s sole discretion, in cash or dividend in kind by adding to the Liquidation Preference of each share of Series A Preferred Stock outstanding. On June 7, 2023, the stockholders of the Company authorized, for purposes of complying with Nasdaq Listing Rules 5635(b) and (d), the issuance of shares of Common Stock underlying shares of Series A Preferred Stock in an amount equal to or in excess of 20% of the Common Stock outstanding immediately prior to the issuance of such Series A Preferred Stock (including upon the operation of anti-dilution provisions contained in the Certificate of Designation designating the terms of such Series A Preferred Stock). The Series A Preferred Stock is also entitled to fully participate in any dividends paid to the holders of common stock in cash, in stock or otherwise, on an as-converted basis. The Series A Preferred Stock had accrued unpaid dividends of $7.2 million as of December 31, 2023.
Liquidation Rights
In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into common stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of December 31, 2023, the Liquidation Preference of the Series A Preferred Stock was $122.2 million.
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
The common stock has a par value of $0.0001 per share. Each share of common stock is entitled to one vote at all meetings of stockholders. The number of authorized shares of common stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of shares of capital stock of the Company representing a majority of the votes represented by all outstanding shares of capital stock of the Company entitled to vote. The holders of common stock are also entitled to receive dividends, when, if and as declared by our board of directors, whenever funds are legally available therefore, subject to the priority rights of any outstanding preferred stock.
See “Note 12. Series A Convertible Preferred Stock” for a description of our Series A Preferred Stock, which is the only class of preferred stock outstanding.
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

Share repurchase program
On September 1, 2023, the Board of Directors authorized a stock repurchase program (the “Share Repurchase Plan”) in the aggregate amount of up to $15.0 million. In October 2023, the Board of Directors authorized an increase to the Share Repurchase Plan to allow the Company to repurchase up to an additional $10 million of shares. The Share Repurchase Plan allows the Company to repurchase shares of its issued and outstanding Common Stock, from time to time in the open market or otherwise (including in negotiated transactions, open market transactions, through accelerated share repurchase, through indirect purchases of Common Stock such as by using derivatives or in other transactions) in each case in accordance with applicable securities laws, so long as the aggregate purchase price paid for such transactions does not exceed $25 million for all such purchases. The Share Repurchase Plan does not have a specified expiration date. Accordingly, unless terminated earlier by resolution of the Board, the Share Repurchase Plan will expire when the Company has repurchased all shares authorized for repurchase.
In fiscal year 2024, the Company’s net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act. The excise tax is included as a reduction to accumulated deficit in the consolidated statements of stockholders equity. Total accrued excise tax of $0.1 million is included in total cost of shares repurchases, excluded from average cost per share and excluded from total cash paid during the year ended December 31, 2023 as amounts were unpaid at year end.
During the year ended December 31, 2023, the Company repurchased and subsequently retired 3,245,100 shares of Common Stock, for a total of $14.2 million under the Share Repurchase Plan, inclusive of excise tax and other costs directly related to the repurchased shares. As of December 31, 2023, approximately $10.8 million remained available for additional share repurchases. The Company is not obligated to acquire any particular amount of Common Stock and may modify or suspend the repurchases at any time in the Company’s discretion.

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

The following table shows the ending balance of the components of accumulated other comprehensive loss, net of income taxes, in the stockholders’ equity section on our consolidated balance sheets at the dates indicated (in thousands):

	December 31,
	2023	2022
Other comprehensive income (loss)
Foreign currency translation adjustment	$(19,947)	$(22,632)
Unrealized translation loss on intercompany loans with foreign subsidiaries, net of taxes	(3,330)	(7,426)
Unrealized gain on interest rate swaps	14,270	41,168
Realized gain on interest rate swap sale, net of amounts reclassified into interest expense, net	15,175	—
Total accumulated other comprehensive income (loss)	$6,168	$11,110
The Unrealized translation gain on intercompany loans with foreign subsidiaries as of December 31, 2023 is net of unrealized income tax expense of $1.6 million. The income tax expense (benefit) allocated to each component of other comprehensive income (loss) for all other periods and components was not material.
Stock Compensation Plans
The Company maintains two stock-based compensation plans, the 2010 Stock Option Plan (the “2010 Plan”) and the 2014 Stock Option Plan (the “2014 Plan”), which are described below.
2010 Plan
At December 31, 2023, there were 27,939 options outstanding under the 2010 Plan. Following the effectiveness of the Company’s 2014 Plan in November 2014, no further awards have been made under the 2010 Plan, although each option previously granted under the 2010 Plan will remain outstanding subject to its terms. Any such shares of common stock that are subject to awards under the 2010 Plan which are forfeited or lapse unexercised and would otherwise have been returned to the share reserve under the 2010 Plan instead will be available for issuance under the 2014 Plan.
2014 Plan
In November 2014, the Company adopted the 2014 Plan, providing for the granting of incentive stock options, as defined by the Internal Revenue Code, to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to employees, directors and consultants. The 2014 Plan also provides for the automatic grant of option awards to our non-employee directors. As of December 31, 2023, there were 121,975 options outstanding under the 2014 Plan, and 737,581 shares of common stock reserved for issuance under the 2014 Plan. The number of shares available for issuance under the 2014 Plan will be increased annually through 2024 in an amount equal to the least of (i) 4% of the outstanding Shares on the last day of the immediately preceding Fiscal Year or (ii) such number of Shares determined by the Board. At December 31, 2023, there were 1,758,847 restricted stock units and 100,000 performance based restricted stock units outstanding under the 2014 Plan.
Under both the 2010 Plan and 2014 Plan, options granted to date generally vest over a three or four year period, with a maximum term of ten years. Shares issued upon any stock option exercise and restricted under the 2010 Plan or 2014 Plan will be issued from the Company's authorized but unissued shares.

Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$952	$1,984	$2,088
Research and development	2,463	2,733	3,085
Sales and marketing	2,059	4,239	5,957
General and administrative (1)	17,400	32,646	42,743
Total	$22,874	$41,602	$53,873
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
Restricted Stock Units (“RSU”)
During the year ended December 31, 2023 the Company granted restricted stock units under its 2014 Stock Incentive Plan, in lieu of restricted stock awards, primarily for stock plan administrative purposes.
Performance-Based Restricted Stock Units (“PRSU”)
In 2023 and 2022, fifty percent of the awards granted to our Chief Executive Officer were PRSUs. The 2023 and 2022 PRSU agreements provide that the quantity of units subject to vesting may range from 0% to 300% of the units granted per the table below based on the Company's absolute total shareholder return (“TSR”) at the end of the thirty-six and eighteen month performance periods, respectively. At the end of the performance period, the 2022 PRSU resulted in no units granted.
The following table summarizes PRSU and RSU activity during the year ended December 31, 2023 :

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2022	1,603,023	$21.33
Granted	1,850,357	7.66
Vested	(1,189,806)	17.72
Forfeited(1)	(404,727)	22.60
Unvested restricted units outstanding as of December 31, 2023	1,858,847	$9.76
(1)Includes forfeited awards related to the 2022 PRSUs. At June 30, 2023, or the end of the performance period for the 2022 PRSUs, none of the awards vested.
The total fair value of the RSUs vested during the years ended December 31, 2023, 2022 and 2021 was approximately $5.0 million, $13.9 million and $28.2 million, respectively. As of December 31, 2023, $16.0 million of unrecognized compensation cost related to unvested restricted stock units (including performance based awards) is expected to be recognized over a weighted-average period of 1.77 years.
The PRSU and RSU activity table above includes PRSU units granted that are based on a 100% target payout.
The total fair value of PRSUs vested during the years ended December 31, 2023, 2022 and 2021 was nil , nil  and $5.6 million, respectively.

Significant assumptions used in the Monte Carlo simulation model for the PRSUs granted during the year ended December 31, 2023 and year ended December 31, 2022 are as follows:

	December 31, 2023	December 31, 2022
Expected volatility	55.5%	49.5%
Risk-free interest rate	4.4%	0.7%
Remaining performance period (in years)	2.86	1.46
Dividend yield	—	—
Stock Option Activity
Stock option activity during the year ended December 31, 2023 is as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	154,321	$11.19
Options granted	—	—
Options exercised	(3,026)	1.78
Options forfeited
Options expired	(1,381)	4.42
Outstanding at December 31, 2023	149,914	$11.44	2.38	$—

Options vested and expected to vest at December 31, 2023	149,914	$11.44	2.39	$—
Options vested and exercisable at December 31, 2023	149,914	$11.44	2.38	$—
The aggregate intrinsic value of options exercised at December 31, 2023, 2022, and 2021, was approximately nil, $0.6 million, and $1.1 million, respectively. All of the Company’s outstanding stock options were fully vested as of December 31, 2019.
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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of December 31, 2023 and 2022 unbilled receivables were $2.7 million and $5.3 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded as Deferred commissions, current, and the remainder is recorded as Deferred commissions, noncurrent, in our consolidated balance sheets. Amortization expense is included in sales and marketing expenses on our consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy as described in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies”. No indicators of impairment of deferred commissions were identified during the years ended December 31, 2023, 2022 or 2021.
The following table presents the activity impacting deferred commissions for the year ended December 31, 2023 (in thousands):

Deferred Commissions

Deferred commissions balance at December 31, 2022	$24,755
Capitalized deferred commissions	11,350
Amortization of deferred commissions	(13,108)
Deferred commissions balance at December 31, 2023	$22,997
Amortization of deferred commissions in excess of amounts capitalized for the year ended December 31, 2023 was $1.8 million.

Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the year ended December 31, 2023, we recognized $102.3 million and $3.7 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of December 31, 2023, approximately $268.6 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 68% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues:
Subscription and support:
United States	$201,252	$211,440	$205,882
United Kingdom	37,004	41,728	45,673
Canada	13,644	17,304	13,870
Other International	29,654	27,415	22,196
Total subscription and support revenue	281,554	297,887	287,621
Perpetual license:
United States	2,654	3,284	1,840
United Kingdom	589	425	11
Canada	199	264	109
Other International	2,635	2,975	190
Total perpetual license revenue	6,077	6,948	2,150
Professional services:
United States	5,961	6,871	8,104
United Kingdom	1,318	2,269	2,666
Canada	827	947	410
Other International	2,115	2,381	1,065
Total professional service revenue	10,221	12,468	12,245
Total revenue	$297,852	$317,303	$302,016

15. Employee Benefit Plans
The Company has established various international defined contribution plans and one voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code. The Company made no material contributions to the 401(k) plans for the years ended December 31, 2023, 2022 and 2021.

16. Segment and Geographic Information
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is considered to be our CODM. Our CODM manages the business as a multi-product business that utilizes its model to deliver software products to customers regardless of their geography or IT environment. Operating results are reviewed by the CODM primarily at the consolidated entity level for purposes of making resource allocation decisions and for evaluating financial performance. Accordingly, we considered ourselves to be in a single operating and reporting segment structure.
Revenue
See “Note 14 Revenue Recognition—Disaggregated Revenue” for a detail of revenue by geography.
Identifiable Long-Lived Assets

	December 31,
	2023	2022
Identifiable long-lived assets:
United States	$713	$879
United Kingdom	152	252
Canada	680	390
Other International	387	309
Total identifiable long-lived assets	$1,932	$1,830

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) . Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023 based on those criteria.
The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, included herein.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended December 30, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Report of Independent Registered Public Accounting Firm

To the Sholders and the Board of Directors of Upland Software, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Upland Software, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Upland Software, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 22, 2024

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
Additional information required by this item is incorporated by reference from our 2024 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2024 Annual Meeting of Stockholders (“2024 Proxy Statement), under the headings “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Directors and Corporate Governance” and “Executive Officers.” The 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from our 2024 Proxy Statement, under the headings “Executive Compensation” and “Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation.” The 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our 2024 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.” The 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.
Item 13.    Certain Relationships, and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our 2024 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Directors and Corporate Governance-Director Independence.” The 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our 2024 Proxy Statement under the heading “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm.” The 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.
PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Financial Statements
The financial statements filed as part of this Annual Report on Form 10-K are listed on the “Index to Consolidated Financial Statements” included in “Item 8. Financial Statements and Supplementary Data” herein.
(b) Financial Statement Schedules
All schedules have been omitted because they are not required or because the required information is otherwise included in the consolidated financial statements or notes thereto set forth under Item 8 above.
(c) Exhibits
See Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporated by reference.

Item 16. Form 10-K Summary
Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	10-K	001-36720	3.1	March 30, 2016
3.2	Amended and Restated By-laws of Upland Software, Inc., effective February 3, 2020	8-K	001-36720	3.1	February 4, 2020
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-36720	3.1	August 23, 2022
3.4	Certificate of Designations of Series B Junior Participating Preferred Stock of Upland Software, Inc., filed with the Secretary of State of the State of Delaware on May 2, 2023.	8-K	001-36720	3.1	May 3, 2023
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Upland Software, Inc.	8-K	001-36720	3.1	June 8, 2023
4.1*	Description of Capital Stock
4.2	Tax Benefit Preservation Plan, dated as of May 2, 2023, by and between Upland Software, Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent.	8-K	001-36720	4.1	May 3, 2023
10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-198574	10.2	October 27, 2014
10.2+	Amended and Restated 2010 Stock Plan, as amended September 2, 2014	S-1	333-198574	10.3.1	September 4, 2014
10.3+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Standard)	S-1	333-198574	10.4	September 4, 2014
10.3.1+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Former ComSci, LLC Employees)	S-1	333-198574	10.4.1	September 4, 2014
10.3.2+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Executive)	S-1	333-198574	10.4.2	September 4, 2014
10.3.3+	Form of Amendment to Stock Option Agreement under Amended and Restated 2010 Stock Plan with Certain Executives	S-1	333-198574	10.4.3	September 4, 2014
10.4+	Form of Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5	September 4, 2014
10.4.1+	Form of Amendment to Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5.1	September 4, 2014
10.5+	2014 Equity Incentive Plan	S-1	333-198574	10.6	October 27, 2014
10.6+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.7	October 27, 2014
10.6.1+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.7.1	October 27, 2014
10.7+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.8	October 27, 2014
10.7.1+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.8.1	October 27, 2014
10.8+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.9	October 27, 2014
10.8.1+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.9.1	October 27, 2014
10.11.2	Second Amendment to Office Lease between Registrant and CSHV-401 Congress LLC	10-K	001-36720	10.11.2	March 15, 2019
10.20+	Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.21	March 30, 2017
10.21+	Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.23	March 30, 2017
10.22+	Amendment #1 to Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.23	March 15, 2019
10.23+	Amendment #1 to Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.25	March 15, 2019

		Incorporated by Reference
10.24	Credit Agreement by and among, inter alios, Upland Software, Inc., Credit Suisse AG, Cayman Islands Branch and the lenders party thereto Credit Agreement by and among, inter alios, Upland Software, Inc., Credit Suisse AG, Cayman Islands Branch and the lenders party thereto dated as of August 6, 2019 as of August 6, 2019	8-K	001-36720	10.1	August 7, 2019
10.25	First Incremental Assumption Agreement by and among, inter alios, Upland Software, Inc. and Credit Suisse AG, Cayman Islands Branch, as Agent and 2019 Incremental Lender, dated as of November 26, 2019	8-K	001-36720	10.1	November 26, 2019
10.27+	Amendment #2 to Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.29	February 25, 2021
10.28+	Amendment #2 to Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.31	February 25, 2021
10.29	Amendment No. 1 to Credit Agreement, dated as of February 21, 2023, by and between Upland Software, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent	8-K	001-36720	10.1	February 23, 2023
10.35	Securities Purchase Agreement, by and between Upland Software, Inc. and Ulysses Aggregator, LP, dated as of July 14, 2022	8-K	001-36720	10.1	July 14, 2022
10.36	Registration Rights Agreement, by and between Upland Software, Inc. and Ulysses Aggregator, LP, dated as of August 23, 2022	8-K	001-36720	10.1	August 23, 2022
21.1*	List of subsidiaries of Upland Software, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature pages hereto)
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

97.1*	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date:   February 22, 2024

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and Chairman	February 22, 2024
John T. McDonald	(Principal Executive Officer)

/s/ Michael D. Hill	Chief Financial Officer and Treasurer	February 22, 2024
Michael D. Hill	(Principal Financial Officer and Principal Accounting Officer)

/s/Tim Mattox	Director	February 22, 2024
Tim Mattox

/s/ David D. May	Director	February 22, 2024
David D. May

/s/ Stephen E. Courter	Director	February 22, 2024
Stephen E. Courter

/s/ Teresa M. Walsh	Director	February 22, 2024
Teresa M. Walsh

/s/ David H.S. Chung	Director	February 22, 2024
David H.S. Chung