Form 10-Q
period 2024-03-31
Upland Software, Inc.
filed 2024-05-02
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
As of April 30, 2024, 27,592,899 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
Item 1. Financial Statements

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$231,614	$236,559
Accounts receivable (net of allowance of $389 and $572 at March 31, 2024, and December 31, 2023, respectively)	29,253	38,765
Deferred commissions, current	9,678	10,429
Unbilled receivables	3,213	2,701
Income tax receivable, current	5,221	3,775
Prepaid expenses and other current assets	10,215	8,004
Total current assets	289,194	300,233
Tax credits receivable	1,553	1,657
Property and equipment, net	1,803	1,932
Operating lease right-of-use asset	2,480	2,929
Intangible assets, net	166,988	182,349
Goodwill	264,012	353,778
Deferred commissions, noncurrent	12,593	12,568
Interest rate swap assets	15,889	14,270
Other assets	434	308
Total assets	$754,946	$870,024
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,642	$8,137
Accrued compensation	7,083	7,174
Accrued expenses and other current liabilities	6,770	7,050
Deferred revenue	99,550	102,763
Operating lease liabilities, current	2,073	2,351
Current maturities of notes payable (includes unamortized discount of $2,143 and $2,228 at March 31, 2024, and December 31, 2023, respectively)	3,257	3,172
Total current liabilities	123,375	130,647
Notes payable, less current maturities (includes unamortized discount of $2,657 and $3,148 at March 31, 2024, and December 31, 2023, respectively)	472,642	473,502
Deferred revenue, noncurrent	3,428	3,860
Operating lease liabilities, noncurrent	1,224	1,597
Noncurrent deferred tax liability, net	14,696	16,025
Other long-term liabilities	447	461
Total liabilities	615,812	626,092
Mezzanine Equity
Series A Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 115,000 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	119,013	117,638
Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 27,996,656 and 29,908,407 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	3	3
Additional paid-in capital	602,813	608,995
Accumulated other comprehensive income	2,307	6,168
Accumulated deficit	(585,002)	(488,872)
Total stockholders’ equity	20,121	126,294
Total liabilities, convertible preferred stock and stockholders’ equity	$754,946	$870,024
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Subscription and support	$67,078	$72,914
Perpetual license	1,470	1,571
Total product revenue	68,548	74,485
Professional services	2,188	2,571
Total revenue	70,736	77,056
Cost of revenue:
Subscription and support	19,829	23,485
Professional services and other	1,220	2,051
Total cost of revenue	21,049	25,536
Gross profit	49,687	51,520
Operating expenses:
Sales and marketing	17,018	14,289
Research and development	12,455	12,530
General and administrative	13,232	17,189
Depreciation and amortization	11,396	15,094
Acquisition-related expenses	—	1,094
Impairment of goodwill	87,227	128,755
Total operating expenses	141,328	188,951
Loss from operations	(91,641)	(137,431)
Other expense:
Interest expense, net	(4,958)	(5,461)
Other income (expense), net	(78)	1,425
Total other expense	(5,036)	(4,036)
Loss before benefit from income taxes	(96,677)	(141,467)
Benefit from income taxes	547	1,422
Net loss	$(96,130)	$(140,045)
Preferred stock dividends	(1,375)	(1,315)
Net loss attributable to common stockholders	$(97,505)	$(141,360)
Net loss per common share:
Net loss per common share, basic and diluted	$(3.37)	$(4.38)
Weighted-average common shares outstanding, basic and diluted	28,917,897	32,259,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(96,130)	$(140,045)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,611)	15
Unrealized translation gain (loss) on foreign currency denominated intercompany loans, net of taxes	(1,412)	1,235
Interest rate swaps	162	(8,154)
Other comprehensive loss:	$(3,861)	$(6,904)
Comprehensive loss	$(99,991)	$(146,949)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	115,000	$117,638	29,908,407	$3	$608,995	$6,168	$(488,872)	$126,294
Dividends accrued - Convertible Preferred Stock		1,375	—	—	(1,375)	—	—	(1,375)
Issuance of stock under Company plans, net of shares withheld for tax			330,903	—	(331)	—	—	(331)
Stock repurchases and retirements			(2,242,654)		(7,998)			(7,998)
Stock-based compensation			—	—	3,522	—	—	3,522
Foreign currency translation adjustment	—	—	—	—	—	(2,611)	—	(2,611)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	(1,412)	—	(1,412)
Interest rate swaps	—	—	—	—	—	162	—	162
Net loss			—	—	—	—	(96,130)	(96,130)
Balance at March 31, 2024	115,000	$119,013	27,996,656	$3	$602,813	$2,307	$(585,002)	$20,121

	Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	115,000	$112,291	32,221,855	$3	$606,755	$11,110	$(308,998)	$308,870
Dividends accrued - Convertible Preferred Stock	—	1,315	—	—	(1,315)	—	—	(1,315)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	219,155	—	(235)	—	—	(235)
Stock-based compensation	—	—	—	—	6,462	—	—	6,462
Foreign currency translation adjustment	—	—	—	—	—	15	—	15
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	1,235	—	1,235
Interest rate swaps	—	—	—	—	—	(8,154)	—	(8,154)
Net loss	—	—	—	—	—	—	(140,045)	(140,045)
Balance at March 31, 2023	115,000	$113,606	32,441,010	$3	$611,667	$4,206	$(449,043)	$166,833

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating activities
Net loss	$(96,130)	$(140,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,802	18,500
Deferred income taxes	(1,057)	(1,975)
Amortization of deferred costs	3,047	3,352
Foreign currency re-measurement loss	(164)	(859)
Non-cash interest, net and other income, net	(882)	573
Non-cash stock-based compensation expense	3,522	6,462
Non-cash loss on impairment of goodwill	87,227	128,755
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	9,361	6,991
Prepaid expenses and other current assets	(4,117)	(2,362)
Other assets	(2,608)	(2,483)
Accounts payable	(3,459)	(184)
Accrued expenses and other liabilities	(389)	(859)
Deferred revenue	(3,032)	(41)
Net cash provided by operating activities	5,121	15,825
Investing activities
Purchase of property and equipment	(183)	(215)
Net cash used in investing activities	(183)	(215)
Financing activities
Payments of debt costs	—	(130)
Payments on notes payable	(1,350)	(1,350)
Stock repurchases and retirement	(7,918)	—
Taxes paid related to net share settlement of equity awards	(331)	(235)
Additional consideration paid to sellers of businesses	—	(5,066)
Net cash used in financing activities	(9,599)	(6,781)
Effect of exchange rate fluctuations on cash	(284)	238
Change in cash and cash equivalents	(4,945)	9,067
Cash and cash equivalents, beginning of period	236,559	248,653
Cash and cash equivalents, end of period	$231,614	$257,720
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$8,720	$7,134
Cash paid for taxes	$2,114	$2,507
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Nature of Operations
Upland Software, Inc. (“Upland,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, enables global businesses to work smarter with over 25 cloud software products that help increase revenue, reduce costs, and deliver business value. Upland's solutions cover digital marketing, knowledge management, contact center service, sales productivity, and content lifecycle automation. Upland services over 10,000 customers ranging from large global corporations and various government agencies to small and medium-sized businesses. The Company's customers operate in a wide variety of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, retail, and hospitality.
Through a series of acquisitions and integrations, the Company has established a library of diverse software applications under the Upland brand that address specific digital transformation needs. In addition to its strategy to increase core organic growth, Upland intends to pursue acquisitions within its cloud offerings of complementary technologies and businesses. Upland expects that this will expand its product offerings, customer base and market access, resulting in increased benefits of scale.

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 22, 2024.
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
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 2, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable and the Company’s interest rate swap hedges. The Company’s cash and cash equivalents are placed with high quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers and generally does not require collateral. To manage accounts receivable credit risk, the Company performs periodic credit evaluations of its customers and maintains current expected credit losses which considers such factors as historical loss information, geographic location of customers, current market conditions, and reasonable and supportable forecasts.
No individual customer represented more than 10% of total revenues for the three months ended March 31, 2024, or more than 10% of accounts receivable as of March 31, 2024 or December 31, 2023.
Recent Accounting Pronouncements
Recently issued accounting pronouncements - Not Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 should be applied on a retrospective basis. The Company is currently evaluating the impact of adopting ASU 2023-07 on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, and retrospective application is permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures.
3. Fair Value Measurements
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
The Company’s financial instruments consist principally of cash and cash equivalents, money market funds, accounts receivable, accounts payable, interest rate swap hedges, and debt. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value, primarily due to short maturities.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2024
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$206,058	$—	$—	$206,058
Interest rate swaps	—	15,889	—	15,889
Total	$206,058	$15,889	$—	$221,947

	Fair Value Measurements at December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$211,661	$—	$—	$211,661
Interest rate swaps	—	14,270	—	14,270
Total	$211,661	$14,270	$—	$225,931
Money market funds included in cash and cash equivalents are highly-liquid investments and are measured at fair value using quoted market prices and active markets, therefore are categorized as Level 1.
The fair value of the Company's interest rate swaps are measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2.
Debt
The Company believes the carrying value of its long-term debt at March 31, 2024 approximates its fair value based on its variable interest rate feature and interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at March 31, 2024 and December 31, 2023 was $480.7 million and $482.1 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs..

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the three months ended March 31, 2024 are summarized in the table below (in thousands):

Balance at December 31, 2023	$353,778
Impairment of goodwill	(87,227)
Foreign currency translation adjustment	(2,539)
Balance at March 31, 2024	$264,012
As a result of the decline of our stock price impacting our market capitalization during the quarters ended March 31, 2024 and March 31, 2023, we performed quantitative impairment evaluations, which resulted in goodwill impairments of $87.2 million and $128.8 million, respectively. Our quantitative goodwill impairment analysis applied two methodologies to estimate the Company’s fair value which were: a) a discounted cash flow method and b) a guideline public company method. The two methods indicated that the fair value of the Company was less than its carrying value. The discounted cash flow method required significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, and determination of our weighted average cost of capital. Under the guideline public company method, we estimated fair value based on a market multiple of revenues and earnings derived for comparable publicly traded companies with similar operating characteristics as the Company. We will continue to evaluate Goodwill for impairment and adjust as indicators arise.

Intangible assets, net include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions.
The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2024:		(unaudited)
Customer relationships	1-10	$354,070	$210,034	$144,036
Trade name	1.5-10	9,467	7,532	1,935
Developed technology	4-9	86,948	66,107	20,841
Favorable Leases	6.3	274	98	176
Total intangible assets		$450,759	$283,771	$166,988

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2023:
Customer relationships	1-10	$378,923	$222,436	$156,487
Trade name	1.5-10	10,012	7,862	2,150
Developed technology	4-9	94,103	70,582	23,521
Favorable Leases	6.3	280	89	191
Total intangible assets		$483,318	$300,969	$182,349
Management recorded no impairments of intangible assets during the three months ended March 31, 2024 and March 31, 2023.
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life.
Total amortization expense was $13.5 million and $18.2 million during the three months ended March 31, 2024 and March 31, 2023, respectively.
As of March 31, 2024, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Amortization Expense
Year ending December 31:
Remainder of 2024	$40,297
2025	38,796
2026	36,572
2027	27,680
2028	17,999
2029 and thereafter	5,644
Total	$166,988

5. Income Taxes
The Company’s income tax benefit for the three months ended March 31, 2024 and March 31, 2023 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The income tax benefit of $0.5 million and $1.4 million for the three months ended March 31, 2024 and March 31, 2023, respectively, is primarily related to the deferred tax impacts of the goodwill impairments booked during the first quarter of 2024 and 2023, respectively. The tax benefit is offset by the foreign income taxes associated with our combined non U.S.

operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards.
The Company historically incurred operating losses in the United States prior to 2021 and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at March 31, 2024 and December 31, 2023, respectively.
The Company has reflected uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets for which the balance is immaterial at March 31, 2024. The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction, several U.S. state jurisdictions and several foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2020 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2019, other than where cross-border transactions extend the statute of limitations. The Company is not currently under audit in any federal, state or any foreign jurisdictions. U.S. operating losses generated in years prior to 2020 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

6. Debt
Long-term debt consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Senior secured loans (includes unamortized discount of $4,800 and $5,376 based on an imputed interest rate of 7.6% and 7.6%, at March 31, 2024 and December 31, 2023, respectively)	$475,899	$476,674
Less current maturities	(3,257)	(3,172)
Total long-term debt	$472,642	$473,502

In 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) fully-drawn, 7 year, senior secured term loans (the “Term Loans”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) that was undrawn as of March 31, 2024.
The Term Loans are repayable on a quarterly basis beginning on December 31, 2019 by an amount equal to 0.25% (1.00% per annum) of the aggregate principal amount of such loan. Any amount remaining unpaid is due and payable in full on August 6, 2026 (the “Term Loan Maturity Date”).
At the option of the Company, the Term Loans accrue interest at a per annum rate based on (i) the Base Rate (as defined below) plus a margin of 2.75% or (ii) the rate (not less than 0.00%) published by CME Group Benchmark Administration Limited (CBA), or as otherwise determined in accordance with the Credit Facility (based on a period equal to 1, 2, 3 or 6 months or, if available and agreed to by all relevant Lenders and the Agent, 12 months or such period of less than 1 month) plus a margin of 3.75%. The Base Rate for any day is a rate per annum equal to the greatest of (i) the prime rate in effect on such day, (ii) the Federal Funds Effective Rate (not less than 0.00%) in effect on such day plus ½ of 1.00%, and (iii) the Federal Funds Effective Rate for a one month interest period beginning on such day plus 1.00%. After giving effect to the interest rate swaps described below, $257.9 million of the Term Loans outstanding at March 31, 2024 has an effective annualized fixed interest rate of 5.4%, and the remaining principal outstanding at March 31, 2024 has a floating interest rate of 9.2%. Accrued interest is paid quarterly or, with respect to Term Loans that are accruing interest based on the Federal Funds Effective Rate, at the end of the applicable interest rate period.
Loans under the Revolver are available up to $60 million. The Revolver provides a sub-facility whereby the Company may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $10 million for the Company. The aggregate amount of outstanding Letters of Credit are reserved against the credit availability under the Maximum Revolver Amount. As of March 31, 2024, the Company had no borrowings outstanding under the Revolver or related sub-facility.
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
As of March 31, 2024 the Company was in compliance with all covenants under the Credit Facility.
Interest rate swaps
In 2019, the Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt, effectively converting the entire balance of the Company's Term Loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7-year term of debt. The interest rate associated with our undrawn $60 million Revolver remains floating.
In August 2023, the Company sold a portion of the notional amount of its interest rate swap assets back to the counterparties for $20.5 million. At that time, a $20.5 million gain was recorded in accumulated other comprehensive income related to the notional amount sold. That gain is being released to interest expense, net as interest is accrued on the Company’s variable-rate debt over the remaining term of the Term Loans as a decrease to interest expense, net, the amortization of which totaled $1.5 million for the three months ended March 31, 2024.
As of March 31, 2024, $257.9 million of the Term Loans have an effective annualized fixed interest rate of 5.4% due to the floating-to-fixed interest rate swaps, and the remaining principal has a floating interest rate as described above.
Amounts reported in accumulated other comprehensive income related to the Company's derivatives are reclassified to interest expense, net as interest is accrued on the Company’s variable-rate debt. The impact of the Company’s derivative financial instruments on its condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2024 and March 31, 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Unrealized gain (loss) recognized in Other comprehensive income (loss) on interest rate swaps	1,619	$(8,154)
Amounts reclassified from Accumulated other comprehensive income (loss) to interest expense, net	(1,457)	—
Total Other comprehensive income (loss) on interest rate swaps	$162	$(8,154)

Cash interest costs averaged 7.2% and 5.4% for the three months ended March 31, 2024 and 2023, respectively. In addition, as of March 31, 2024 and December 31, 2023 the Company had $4.8 million and $5.4 million, respectively, of unamortized deferred financing costs associated with the Credit Facility. These financing costs will be amortized to non-cash interest expense over the remaining term of the Credit Facility.

7. Net Loss Per Share
We compute loss per share of our common stock, par value $0.0001 per share (“Common Stock”) and Series A Preferred Stock , par value $0.0001 per share (“Series A Preferred Stock”) using the two-class method. The two-class method requires income available to common stockholders for the period to be allocated between Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. We consider our Series A Preferred Stock to be a participating security, as its holders are entitled to fully participate in any dividends or other distributions declared or paid on our Common Stock on an as-converted basis.
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net Loss	$(96,130)	$(140,045)
Preferred stock dividends and accretion	(1,375)	(1,315)
Net loss attributable to common stockholders	$(97,505)	$(141,360)
Denominator:
Weighted–average common shares outstanding, basic and diluted	28,917,897	32,259,110
Net loss per common share, basic and diluted	$(3.37)	$(4.38)
Due to the net losses for the three months ended March 31, 2024 and March 31, 2023, respectively, basic and diluted loss per share were the same. The Company uses the application of the if-converted method for calculating diluted earnings per share on our Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on our stock options, restricted stock units and performance restricted stock units.
The following table sets forth the anti–dilutive common share equivalents as of:

	March 31,
	2024	2023

Stock options	141,699	152,683
Restricted stock units	2,937,337	2,507,689
Performance restricted stock units	350,000	193,750
Series A Preferred Stock on an if-converted basis(1)	7,061,046	6,752,038
Total anti–dilutive common share equivalents	10,490,082	9,606,160
(1) As of March 31, 2024, the Series A Preferred Stock plus accumulated dividends totaled $123.6 million. The Series A Preferred Stock has a conversion price of $17.50 per share, as detailed in “Note 9. Series A Convertible Preferred Stock”.

8. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment.
Litigation
In the normal course of business, the Company is involved in various lawsuits and legal proceedings. The Company does not anticipate that any current or pending legal proceedings will have a material adverse effect on the Company's condensed consolidated balances sheets or condensed consolidated statements of operations.

9. Series A Convertible Preferred Stock
On July 14, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Ulysses Aggregator, LP (the “Purchaser”), an affiliate of HGGC, LLC, to issue and sell at closing 115,000 shares of Series A Preferred Stock of the Company, par value $0.0001 per share, at a price of $1,000 per share (the “Initial Liquidation Preference”) for an aggregate purchase price of $115.0 million (the “Investment”). The Company is using the proceeds of the Investment for general corporate purposes and for transaction-related fees and expenses.
On August 23, 2022 (the “Closing Date”), the closing of the Investment (the “Closing”) occurred, and the Series A Preferred Stock was issued to the Purchaser. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses comprised of transaction fees, and financial advisory and legal expenses (the “Series A Preferred Stock Issuance Costs”), which reduced the carrying value of the Series A Preferred Stock. As of March 31, 2024, the Series A Preferred Stock Issuance Costs totaled $4.6 million.
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
Dividend Provisions
The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an Initial Liquidation Preference of $1,000 per share, representing an aggregate Liquidation Preference (as defined below) of $1,000 upon issuance. Holders of the Series A Preferred Stock are entitled to the dividend at the rate of 4.5% per annum, within the first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The dividend can be paid, in the Company’s sole discretion, in cash or dividend in kind by adding to the Liquidation Preference of each share of Series A Preferred Stock outstanding. On June 7, 2023, the stockholders of the Company authorized, for purposes of complying with Nasdaq Listing Rules 5635(b) and (d), the issuance of shares of Common Stock underlying shares of Series A Preferred Stock in an amount equal to or in excess of 20% of the Common Stock outstanding immediately prior to the issuance of such Series A Preferred Stock (including upon the operation of anti-dilution provisions contained in the Certificate of Designation designating the terms of such Series A Preferred Stock). The Series A Preferred Stock is also entitled to fully participate in any dividends paid to the holders of Common Stock in cash, in stock or otherwise, on an as-converted basis. The Series A Preferred Stock had accrued unpaid dividends of $8.6 million as of March 31, 2024, representing 489,617 Common Stock shares upon conversion at $17.50 per share.
Liquidation Rights
In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into Common Stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of March 31, 2024, the Liquidation Preference of the Series A Preferred Stock was $123.6 million.
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

10. Stockholders' Equity
Common and Preferred Stock
The common stock has a par value of 0.0001 per share. Each share of common stock is entitled to one vote at all meetings of stockholders. The number of authorized shares of common stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of shares of capital stock of the Company representing a majority of the votes represented by all outstanding shares of capital stock of the Company entitled to vote. The holders of common stock are also entitled to receive dividends, when, if and as declared by our board of directors, whenever funds are legally available therefore, subject to the priority rights of any outstanding preferred stock.
See “Note 9. Series A Convertible Preferred Stock” for a description of our Series A Preferred Stock, which is the only class of preferred stock outstanding.
Share repurchase program
In 2023, the Board of Directors authorized a stock repurchase program (the “Share Repurchase Plan”) in the aggregate amount of up to $25 million that would allow the Company to repurchase shares of its issued and outstanding Common Stock, from time to time in the open market or otherwise including pursuant to a Rule 10b5-1 trading plan and in compliance with Rule10b-18 under the Exchange Act so long as the aggregate purchase price paid for such transactions does not exceed $25 million for all such purchases. The authorization does not have a specified expiration date. Accordingly, unless terminated earlier by resolution of the Board, the Share Repurchase Plan will expire when the Company has repurchased all shares authorized for repurchase.

In fiscal year 2024, the Company’s net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act. The excise tax is included as a reduction to accumulated deficit in the condensed consolidated statements of stockholders equity. Total accrued excise tax of $0.2 million is included in total cost of shares repurchases, excluded from average cost per share and excluded from total cash paid during the three months ended March 31, 2024 as amounts were unpaid at period end.
During the three months ended March 31, 2024, the Company repurchased and subsequently retired 2,242,654 shares of Common Stock, for a total of $7.9 million cash paid under the Share Repurchase Plan. As of March 31, 2024, approximately $2.8 million remained available for additional share repurchases. The Company is not obligated to acquire any particular amount of Common Stock and may modify or suspend the repurchases at any time in the Company’s discretion.

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
Accumulated Other Comprehensive Income
Comprehensive income consists of two elements, net loss and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ equity section of our condensed consolidated balance sheets and are excluded from net loss. Our other comprehensive income consists primarily of foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar, unrealized translation losses on intercompany loans with foreign subsidiaries, and unrealized gains on interest rate swaps.
The following table shows the components of accumulated other comprehensive income (loss), net of income taxes, (“AOCI”) in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	March 31, 2024	December 31, 2023
Foreign currency translation adjustment	$(22,558)	$(19,947)
Unrealized translation loss on intercompany loans with foreign subsidiaries, net of taxes	(4,742)	(3,330)
Unrealized gain on interest rate swaps	15,889	14,270
Realized gain on interest rate swap sale, net of amounts reclassified into interest expense, net	13,718	15,175
Total accumulated other comprehensive income	$2,307	$6,168
The Company has intercompany loans that were used to fund the acquisitions of foreign subsidiaries. Due to the long-term nature of the loans, the unrealized translation gains (losses) resulting from re-measurement are recognized as a component of AOCI. The unrealized translation gains (losses) on intercompany loans with foreign subsidiaries as of March 31, 2024 is net of income tax expense of $3.2 million. The tax provision (benefit) to unrealized translation gains (losses) on intercompany three months ended March 31, 2024 and March 31, 2023 was $0.1 million benefit and $0.5 million detriment, respectively. The income tax expense/benefit allocated to each component of other comprehensive income for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
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

Stock-Based Compensation
The Company recognizes stock-based compensation expense from all awards in the following expense categories included in our condensed consolidated statements of income were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$186	$302
Research and development	606	655
Sales and marketing	397	576
General and administrative	2,333	4,929
Total	$3,522	$6,462
Restricted Stock Units (“RSU”) and Performance-Based Restricted Stock Units (“PSU”)
Beginning in 2019, the Company began granting restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under its 2014 Equity Incentive Plan, in lieu of restricted stock awards, primarily for stock plan administrative purposes.
Since 2022, fifty percent of the equity awards granted to our Chief Executive Officer were PSUs. The 2024 and 2023 PSU agreements provide that the quantity of units subject to vesting may range from 0% to 300% and 0% to 200%, respectively, of the units granted based on the Company's absolute total shareholder return (“TSR”) at the end of the 36 month performance periods.
The following table summarizes PSU and RSU activity during the three months ended March 31, 2024:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2023	1,858,847	$9.76
Granted	2,017,687	4.23
Vested	(467,524)	8.70
Forfeited	(121,673)	9.92
Unvested restricted units outstanding as of March 31, 2024	3,287,337	$6.51
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
Significant assumptions used in the Monte Carlo simulation model for the PSUs granted during the three months ended March 31, 2024 and year ended December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Expected volatility	62.1%	55.5%
Risk-free interest rate	4.0%	4.4%
Remaining performance period (in years)	3.08	2.86
Dividend yield	—	—

Stock Option Activity
Stock option activity during the three months ended March 31, 2024 was as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price
Outstanding at December 31, 2023	149,914	$11.44
Options expired	(8,215)	6.22
Outstanding at March 31, 2024	141,699	$11.72

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

Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of March 31, 2024 and December 31, 2023, unbilled receivables were $3.2 million and $2.7 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. We utilize the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the three months ended March 31, 2024.
Amortization of deferred commissions in excess of commissions capitalized for the three months ended March 31, 2024 was $0.7 million.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the three months ended March 31, 2024, we recognized $45.5 million and $1.2 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of March 31, 2024, approximately $258.4 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 69% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the United States, United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
Subscription and support:
United States	$47,724	$52,242
United Kingdom	9,075	9,675
Canada	3,328	3,491
Other International	6,951	7,506
Total subscription and support revenue	67,078	72,914
Perpetual license:
United States	691	656
United Kingdom	98	223
Canada	59	42
Other International	622	650
Total perpetual license revenue	1,470	1,571
Professional services:
United States	1,233	1,597
United Kingdom	271	258
Canada	188	229
Other International	496	487
Total professional service revenue	2,188	2,571
Total revenue	$70,736	$77,056

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024. In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•our expectations with regard to revenue from perpetual licenses, usage fees, and professional services;
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

•our Share Repurchase Plan (as defined in Note 10. Stockholders' Equity), including expectations regarding the timing and manner of repurchases made under the Share Repurchase Plan;
•our current level of indebtedness, including our exposure to variable interest rate risk;
•potential elimination or limitation of tax incentives or tax losses and/or reduction of U.S. federal net operating loss carryforwards (“NOLs”); and
•other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, as updated by this Quarterly Report on Form 10-Q and periodically updated as necessary in our future quarterly reports on Form 10-Q and other filings that we make with the SEC.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Overview
We enable global businesses to work smarter with over 25 cloud software products that help increase revenue, reduce costs, and deliver business value. Our solutions cover digital marketing, knowledge management, contact center service, sales productivity, and content lifecycle automation. We service over 10,000 customers ranging from large global corporations and various government agencies as well as small and medium-sized businesses. Our customers operate in a wide variety of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, retail and hospitality.
Through a series of acquisitions and integrations, we have established a library of diverse software applications under the Upland brand that address specific digital transformation needs. Our revenue has grown from $149.9 million in the year ended December 31, 2018 to $297.9 million in the year ended December 31, 2023, representing a compound annual growth rate of 15%. During the three months ended March 31, 2024 and 2023, foreign revenue as a percent of total revenue was 30% and 29%, respectively.
To support continued growth, we intend to pursue acquisitions of complementary technologies and businesses. This will expand our product library, customer base, and market access resulting in increased benefits of scale. Consistent with our growth strategy, we have made 31 acquisitions from February 2012 through March 31, 2024.

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
For the three-month period ended March 31, 2024, our Core Organic Growth Rate was negative 1.9%.
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
Related Defined Terms
In connection with periodic reviews of our business, we have decided to discontinue the availability of certain non-strategic product offerings and a limited number of non-strategic customer contracts (collectively referred to as “Sunset Assets”). It is possible that during future periodic reviews of our business we may determine to add additional non-strategic product offerings or non-strategic customer contracts to Sunset Assets or remove certain product offerings or customer contracts from the classification of Sunset Assets. In either case, we will adjust the revenues attributable to Sunset Assets and properly reflect the year over year change for such addition or removal.
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

	Three Months March 31,
	2024	2023

	(dollars in thousands)
Reconciliation of total revenue to core organic revenue:
Total revenue	$70,736	$77,056
Less:
Perpetual license revenue	1,470	1,571
Professional services revenue	2,188	2,571
Subscription and support revenue from Sunset Assets	9,232	13,533
Overage Charges	1,425	1,878
Core organic revenue	$56,421	$57,503

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

	Three Months Ended
	March 31,
	2024	2023

	(dollars in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(96,130)	$(140,045)
Add:
Depreciation and amortization expense	13,802	18,500
Interest expense, net	4,958	5,461
Other expense (income), net	78	(1,425)
Benefit from income taxes	(547)	(1,422)
Stock-based compensation expense	3,522	6,462
Acquisition-related expense	—	1,086
Non-recurring litigation costs	118	—
Purchase accounting deferred revenue discount	75	228
Impairment of goodwill	87,227	128,755
Adjusted EBITDA	$13,103	$17,600
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

	Three Months Ended March 31,
	2024		2023
	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$67,078	95%	$72,914	95%
Perpetual license	1,470	2%	1,571	2%
Total product revenue	68,548	97%	74,485	97%
Professional services	2,188	3%	2,571	3%
Total revenue	70,736	100%	77,056	100%
Cost of revenue:
Subscription and support (1)(3)	19,829	28%	23,485	30%
Professional services and other (1)	1,220	2%	2,051	3%
Total cost of revenue	21,049	30%	25,536	33%
Gross profit	49,687	70%	51,520	67%
Operating expenses:
Sales and marketing (1)	17,018	24%	14,289	19%
Research and development (1)	12,455	18%	12,530	16%
General and administrative (1)(2)	13,232	19%	17,189	22%
Depreciation and amortization	11,396	16%	15,094	20%
Acquisition-related expenses	—	—%	1,094	1%
Impairment of goodwill	87,227	123%	128,755	167%
Total operating expenses	141,328	200%	188,951	245%
Loss from operations	(91,641)	(130)%	(137,431)	(178)%
Other Expense:
Interest expense, net	(4,958)	(7)%	(5,461)	(7)%
Other income (expense), net	(78)	—%	1,425	2%
Total other expense	(5,036)	(7)%	(4,036)	(5)%
Loss before provision for income taxes	(96,677)	(137)%	(141,467)	(183)%
Benefit from income taxes	547	1%	1,422	1%
Net loss	(96,130)	(136)%	(140,045)	(182)%
Preferred stock dividends and accretion	(1,375)	(2)%	(1,315)	(2)%
Net loss attributable to common shareholders	$(97,505)	(138)%	$(141,360)	(184)%
Net loss per common share:
Net loss per common share, basic and diluted	$(3.37)		$(4.38)
Weighted-average common shares outstanding, basic and diluted	28,917,897		32,259,110

(1) Includes stock-based compensation detailed under Share-based Compensation in “Item 1. Financial Statements—Note 10. Stockholders' Equity”.
(2) Includes general and administrative stock-based compensation of $2.3 million and $4.9 million for the three months March 31, 2024 and March 31, 2023, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 15% and 16% for the three months ended March 31, 2024 and March 31, 2023, respectively..

(3) Includes depreciation and amortization of $2.4 million and $3.4 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenue

	Three Months Ended March 31,
	2024	2023	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$67,078	$72,914	(8)%
Perpetual license	1,470	1,571	(6)%
Total product revenue	68,548	74,485	(8)%
Professional services	2,188	2,571	(15)%
Total revenue	$70,736	$77,056	(8)%

Percentage of revenue:
Subscription and support	95%	95%
Perpetual license	2%	2%
Total product revenue	97%	97%
Professional services	3%	3%
Total revenue	100%	100%

For the Three Months Ended March 31, 2024
Total revenue was $70.7 million in the three months ended March 31, 2024, compared to $77.1 million in the three months ended March 31, 2023, a decrease of $6.4 million, or 8%. This decrease is primarily due to the expected decline in revenue from Sunset Assets of $4.4 million. The remaining decrease results from a decline in overage charges of $0.5 million as a result of customers not exceeding contractual minimums to the extent they did in the prior year period, professional services revenue decline of $0.4 million due to fewer implementation projects, and a decline of $1.1 million due to lower subscription and support revenue from a subset of our products which we are addressing with our growth investments.

Cost of Revenue

	Three Months Ended March 31,
	2024	2023	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$19,829	$23,485	(16)%
Professional services and other	1,220	2,051	(41)%
Total cost of revenue	21,049	25,536	(18)%
Gross profit	$49,687	$51,520

Percentage of total revenue:
Subscription and support (1)	28%	30%
Professional services and other	2%	3%
Total cost of revenue	30%	33%
Gross profit	70%	67%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$—	$2
Amortization	$2,406	$3,404
Stock Compensation	$186	$302

For the Three Months Ended March 31, 2024
Cost of subscription and support revenue was $19.8 million in the three months ended March 31, 2024, compared to $23.5 million in the three months ended March 31, 2023, a decrease of $3.7 million, or 16%. The decrease in cost of subscription and support revenue is primarily related to a decrease of $1.2 million in personnel-related costs, a decrease of $1.0 million in infrastructure costs, a $0.4 million decreases in variable telecom carrier costs, and a $1.0 million decrease in amortization of intangible assets related to our Sunset Assets.
Cost of professional services and other revenue was $1.2 million in the three months ended March 31, 2024, compared to $2.1 million in the three months ended March 31, 2023, a decrease of $0.9 million, or 41%. The decrease in cost of professional services was related to a decrease in personnel-related expenses.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2024	2023	% Change
	(dollars in thousands)
Sales and marketing (1)	$17,018	$14,289	19%
Percentage of total revenue	24%	19%

(1) Includes stock compensation expense as follows:
Stock Compensation	$397	$576
For the Three Months Ended March 31, 2024
Sales and marketing expense was $17.0 million in the three months ended March 31, 2024, compared to $14.3 million in the three months ended March 31, 2023, an increase of $2.7 million, or 19%. The increase in sales and marketing expense is attributable to a $1.8 million increase in personnel-related expenses and a $0.8 million increase in marketing expenses associated with the announced investments in our growth plan.

Research and Development Expense

	Three Months Ended March 31,
	2024	2023	% Change

	(dollars in thousands)
Research and development (1)	$12,455	$12,530	(1)%
Percentage of total revenue	18%	16%

(1) Includes stock compensation expense as follows:
Stock Compensation	$606	$655
For the Three Months Ended March 31, 2024
Research and development expense was $12.5 million in the three months ended March 31, 2024, compared to $12.5 million in the three months ended March 31, 2023. While research and development expense has remained relatively flat in total, we have shifted the mix of our spending by moving personnel-related expenses from higher cost centers in the United States and abroad to our lower cost center in our India Center of Excellence thereby increasing development productivity for the same cost.

General and Administrative Expense

	Three Months Ended March 31,
	2024	2023	% Change

	(dollars in thousands)
General and administrative (1)	$13,232	$17,189	(23)%
Percentage of total revenue	19%	22%

(1) Includes stock compensation expense as follows:
Stock compensation	$2,333	$4,929
For the Three Months Ended March 31, 2024
General and administrative expense was $13.2 million in the three months ended March 31, 2024, compared to $17.2 million in the three months ended March 31, 2023, a decrease of $4.0 million, or 23%. This decrease is primarily due to reductions in personnel-related costs including a decrease of $2.6 million in non-cash stock compensation expense.
Depreciation and Amortization Expense

	Three Months Ended March 31,
	2024	2023	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$292	$328	(11)%
Amortization	11,104	14,766	(25)%
Total depreciation and amortization	$11,396	$15,094	(24)%

Percentage of total revenue:
Depreciation	—%	1%
Amortization	16%	19%
Total depreciation and amortization	16%	20%
For the Three Months Ended March 31, 2024
Depreciation and amortization expense was $11.4 million in the three months ended March 31, 2024, compared to $15.1 million in the three months ended March 31, 2023, a decrease of $3.7 million, or 25%. This decrease primarily resulted from certain intangible assets related to Sunset Assets becoming fully amortized.

Acquisition-related Expenses

	Three Months Ended March 31,
	2024	2023	% Change
	(dollars in thousands)
Acquisition-related expenses	$—	$1,094	(100)%
Percentage of total revenue	—%	1%
For the Three Months Ended March 31, 2024
Acquisition-related expense was nil in the three months ended March 31, 2024, compared to $1.1 million in the three months ended March 31, 2023, a decrease of $1.1 million, or 100%. We have had no new acquisitions since our two acquisitions during 2022. Acquisition-related expenses in the three months ended March 31, 2023 include expenses related to acquisitions closed in 2022.

Impairment of goodwill

	Three Months Ended March 31,
	2024	2023	% Change
	(dollars in thousands)
Impairment of goodwill	$87,227	$128,755	(32)%
Goodwill impairment is recognized on a non-recurring basis when the carrying value (or GAAP basis book value) of our Company (which is our only reporting unit) exceeds the estimated fair value of our Company as determined by reference to a number of factors and assumptions, including the trends in the stock price of our Common Stock. We assess goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the carrying value of our Company to exceed the estimated fair value of our Company. As a result of declines in our stock price during the three months ended March 31, 2024 and the three months ended March 31, 2023, we performed a goodwill impairment evaluations in each quarter, which resulted in a goodwill impairments of $87.2 million and $128.8 million for the three months ended March 31, 2024 and 2023, respectively. See Note 4. Goodwill and Other Intangible Assets in the notes to our condensed consolidated financial statements for more information regarding our first quarter 2024 goodwill impairment. We will continue to evaluate goodwill for impairment in 2024 and future impairments of goodwill could occur if our stock price declines.
Other Income (Expense)

	Three Months Ended March 31,
	2024	2023	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(4,958)	$(5,461)	(9)%
Other income (expense), net	(78)	1,425	(105)%
Total other expense	$(5,036)	$(4,036)	25%

Percentage of total revenue:
Interest expense, net	(7)%	(7)%
Other income (expense), net	—%	2%
Total other expense	(7)%	(5)%
For the Three Months Ended March 31, 2024
Interest expense, net of interest income was $5.0 million in the three months ended March 31, 2024 compared to $5.5 million in the three months ended March 31, 2023, a decrease of $0.5 million or 9%, due to a decrease in interest expense as a result of paying down $35 million of debt principal in August 2023 along with regularly scheduled principal payments lowering outstanding borrowings on our Credit Facility. Additionally, interest income earned on our cash balances has increased as interest rates have increased quarter over quarter.
Other expense, net was $0.1 million in the three months ended March 31, 2024, compared to other income, net of $1.4 million in the three months ended March 31, 2023. Other income (expense), net recognized during the three months ended March 31, 2024 and 2023 were related primarily to foreign currency exchange fluctuations.

Benefit from Income Taxes

	Three Months Ended March 31,
	2024	2023	% Change

	(dollars in thousands)
Benefit from income taxes	$547	$1,422	(62)%
Percentage of total revenue	1%	1%
For the Three Months Ended March 31, 2024
Benefit from income taxes was $0.5 million in the three months ended March 31, 2024, compared to a benefit for income taxes of $1.4 million in the three months ended March 31, 2023, resulting in a decrease in benefit from income taxes of $0.9 million. The benefit from income taxes for the three months ended March 31, 2024 related primarily to the deferred tax impact of the $87.2 million goodwill impairment booked during the first quarter of 2024. This tax benefit is offset by the foreign income taxes associated with our combined non U.S. operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, and U.S. state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards.
The benefit from income taxes for the three months ended March 31, 2023 related primarily related to the deferred tax impact of the $128.8 million goodwill impairment booked during the first quarter of 2023. This tax benefit is offset by the foreign income taxes associated with our combined non U.S. operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, and U.S. state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards.
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
As of March 31, 2024, we had cash and cash equivalents of $231.6 million, $60.0 million of available borrowings under our Revolver, as discussed below, and $480.7 million of borrowings outstanding under our Term Loans. As of December 31, 2023, we had cash and cash equivalents of $236.6 million, $60.0 million of available borrowings under our Revolver, and $482.1 million of borrowings outstanding under our Term Loans. The $4.9 million decrease in cash and cash equivalents from December 31, 2023 to March 31, 2024 was due primarily to $7.9 million paid to repurchase shares of the Company’s Common Stock, and $1.4 million in debt repayment, offset by $5.1 million in cash flows from operations.
Our cash and cash equivalents held by our foreign subsidiaries was $33.8 million as of March 31, 2024 and $34.8 million as of December 31, 2023. Our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of March 31, 2024 and December 31, 2023, we had working capital surpluses of $165.8 million and $169.6 million, respectively.

Credit Facility
As described in “Note 6. Debt—Credit Facility”, the Company has a Credit Facility which includes the fully drawn Term Loans as of March 31, 2024, and a $60 million undrawn Revolver. The Term Loans mature on August 6, 2026, after the scheduled quarterly principal amortization. The undrawn Revolver matures on August 6, 2024, and currently, the Company has no intent or need to draw on this Revolver before its maturity.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023

	(dollars in thousands)
Consolidated Statements of Cash Flow data:
Net cash provided by operating activities	$5,121	$15,825
Net cash used in investing activities	(183)	(215)
Net cash used in financing activities	(9,599)	(6,781)
Effect of exchange rate fluctuations on cash	(284)	238
Change in cash and cash equivalents	(4,945)	9,067
Cash and cash equivalents, beginning of period	236,559	248,653
Cash and cash equivalents, end of period	$231,614	$257,720
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
Cash provided by operating activities was $5.1 million for the three months ended March 31, 2024 compared to cash provided by operating activities of $15.8 million for the three months ended March 31, 2023, a decrease of $10.7 million. Changes in working capital for the three months ended March 31, 2024 included collections on accounts receivable, increases in prepaid and other current assets, payments of current liabilities and decreases in deferred revenue.
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
Cash Flows from Investing Activities
Historically, our primary investing activities have consisted of acquisitions of complementary technologies and businesses. As our business grows, we expect our primary investing activities to continue to expand our product library, customer base, and market access.
For the three months ended March 31, 2024, cash used in investing activities consisted of purchases of property and equipment of $0.2 million.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our acquisitions, proceeds from debt obligations incurred to finance our acquisitions, repayments and servicing of our debt obligations, share repurchases and share based employee payroll tax payment activity.
Cash used in financing activities changed by $2.8 million for the three months ended March 31, 2024 compared to the same period in 2023 due to $7.9 million used for Common Stock repurchases in 2024 offset by additional consideration paid to sellers of businesses of $5.1 million for the three months ended March 31, 2023.

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
The following critical accounting policies reflect significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•income taxes; and
•goodwill and other intangibles.
We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 2, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three months ended March 31, 2024, as presented herein and in “Item 1. Financial Statements” to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024 (the “Annual Report”). Please refer to our Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and FDIC insured institutional liquid deposit accounts.
In 2019, the Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt, effectively converting the entire balance of the Company's Term Loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7-year term of debt. On August 24, 2023, the Company sold a portion of their interest rate swaps received $20.5 million of net cash proceeds. After giving effect to such sale, $257.9 million of the Term Loans has an effective annualized fixed interest rate of 5.4%, and the remaining principal outstanding at March 31, 2024 has a floating interest rate of 9.2% based on the interest rate as described in “Note 6. Debt.
The interest rate associated with our $60 million Revolver remains floating.
As of March 31, 2024, we had an outstanding balance of $480.7 under our Credit Facility. Based on the Company’s outstanding balance of variable rate debt at March 31, 2024, a hypothetical change of 100 basis points could have resulted in a $0.6 million increase to total interest expense for the three months ended March 31, 2024.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, Canadian dollars, Indian Rupees, British pounds, Euros, and Israeli New Shekels and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business could have resulted in a change in revenue of 0.4% for the three months ended March 31, 2024. We have not previously engaged in any currency hedging strategies. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during 2024 to the risk factors that were included in the Company's Annual Report on Form 10-K filed with the SEC on February 22, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On September 1, 2023 and October 31, 2023, the Board of Directors authorized the Stock Repurchase Plan (as defined in Note 10. Stockholders' Equity) in the aggregate amount of up to $15,000,000 and $10,000,000, respectively, for a total of $25,000,000 authorized, which allows the Company to repurchase shares of its issued and outstanding Common Stock, from time to time in the open market or otherwise including pursuant to a Rule 10b5-1 trading plan and in compliance with Rule10b-18 under the Exchange Act. The authorization does not have a specified expiration date. Accordingly, unless terminated earlier by resolution of the Board, the stock repurchase program will expire when the Company has repurchased all shares authorized for repurchase. The Company is not obligated to acquire any particular amount of Common Stock and may modify or suspend the repurchases at any time in the Company’s discretion.
In the three months ended March 31, 2024, the Company purchased 2,242,654 shares as part of the Stock Repurchase Plan at an average price of $3.50 per shares, excluding commission costs and the impact of excise taxes.
The following table provides information about purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2024.

Period	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
1/1/2024 - 1/31/2024	691,096	$4.12	691,096	$7,901,000
2/1/2024 - 2/29/2024	681,570	$3.93	681,570	$5,172,000
3/1/2024 - 3/31/2024 (1)	1,006,609	$2.66	869,988	$2,801,000
	2,379,275		2,242,654
(1) The total number of shares repurchased includes 136,621 shares withheld from employees to satisfy the statutory withholding tax liability upon the vesting of share-based awards.
(2) Average price paid per share excludes commission costs and excise taxes associated with the above mentioned repurchases.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On February 27, 2024, Timothy Mattox, a director on the Company’s Board of Directors, adopted a written plan for the sale of up to 13,843 shares of the Company’s Common Stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The written plan will expire on December 31, 2024, or on any earlier date on which all of the shares have been sold.
During the three months ended March 31, 2024, none of our other officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*	Amendment # 3 to Employment Agreement between the Registrant and John T. McDonald, dated January 30, 2024

10.2*	Amendment # 1 to Employment Agreement between the Registrant and Karen Cummings, dated January 30, 2024

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended March 31, 2024, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Upland Software, Inc., (ii) condensed consolidated statements of operations of Upland Software, Inc., (iii) condensed consolidated statements of comprehensive income/(loss) of Upland Software, Inc., (iv) condensed consolidated statement of stockholders’ equity of Upland Software, Inc., (v) condensed consolidated statements of cash flows of Upland Software, Inc. and (vi) notes to unaudited condensed consolidated financial statements of Upland Software, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: May 2, 2024	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer