Form 10-Q
period 2024-06-30
Upland Software, Inc.
filed 2024-08-01
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
As of July 30, 2024, 27,265,746 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
Item 1. Financial Statements

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$232,375	$236,559
Accounts receivable (net of allowance of $383 and $572 at June 30, 2024, and December 31, 2023, respectively)	30,242	38,765
Deferred commissions, current	9,369	10,429
Unbilled receivables	3,531	2,701
Income tax receivable, current	4,803	3,775
Prepaid expenses and other current assets	9,609	8,004
Total current assets	289,929	300,233
Tax credits receivable	1,176	1,657
Property and equipment, net	1,768	1,932
Operating lease right-of-use asset	2,029	2,929
Intangible assets, net	152,896	182,349
Goodwill	264,164	353,778
Deferred commissions, noncurrent	12,602	12,568
Interest rate swap assets	14,933	14,270
Other assets	358	308
Total assets	$739,855	$870,024
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,483	$8,137
Accrued compensation	8,445	7,174
Accrued expenses and other current liabilities	6,244	7,050
Deferred revenue	95,066	102,763
Operating lease liabilities, current	1,732	2,351
Current maturities of notes payable (includes unamortized discount of $2,087 and $2,228 at June 30, 2024, and December 31, 2023, respectively)	3,313	3,172
Total current liabilities	122,283	130,647
Notes payable, less current maturities (includes unamortized discount of $2,201 and $3,148 at June 30, 2024, and December 31, 2023, respectively)	471,749	473,502
Deferred revenue, noncurrent	3,146	3,860
Operating lease liabilities, noncurrent	969	1,597
Noncurrent deferred tax liability, net	14,358	16,025
Other long-term liabilities	459	461
Total liabilities	612,964	626,092
Mezzanine equity:
Series A Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 115,000 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	120,403	117,638
Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 27,265,746 and 29,908,407 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	3	3
Additional paid-in capital	603,526	608,995
Accumulated other comprehensive income (loss)	(600)	6,168
Accumulated deficit	(596,441)	(488,872)
Total stockholders’ equity	6,488	126,294
Total liabilities, convertible preferred stock and stockholders’ equity	$739,855	$870,024
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription and support	$65,504	$70,494	$132,582	$143,408
Perpetual license	1,730	1,252	3,200	2,823
Total product revenue	67,234	71,746	135,782	146,231
Professional services	2,105	2,751	4,293	5,322
Total revenue	69,339	74,497	140,075	151,553
Cost of revenue:
Subscription and support	19,247	22,073	39,076	45,558
Professional services and other	1,227	2,105	2,447	4,156
Total cost of revenue	20,474	24,178	41,523	49,714
Gross profit	48,865	50,319	98,552	101,839
Operating expenses:
Sales and marketing	16,791	15,755	33,809	30,044
Research and development	12,185	12,443	24,640	24,973
General and administrative	13,880	15,583	27,112	32,772
Depreciation and amortization	11,380	14,853	22,776	29,947
Acquisition-related expenses	—	1,072	—	2,166
Impairment of goodwill	—	—	87,227	128,755
Total operating expenses	54,236	59,706	195,564	248,657
Loss from operations	(5,371)	(9,387)	(97,012)	(146,818)
Other expense:
Interest expense, net	(5,056)	(5,376)	(10,014)	(10,837)
Other income (expense), net	198	(617)	120	808
Total other expense	(4,858)	(5,993)	(9,894)	(10,029)
Loss before benefit from (provision for) income taxes	(10,229)	(15,380)	(106,906)	(156,847)
Benefit from (provision for) income taxes	(1,210)	233	(663)	1,655
Net loss	$(11,439)	$(15,147)	$(107,569)	$(155,192)
Preferred stock dividends	(1,390)	(1,329)	(2,765)	(2,644)
Net loss attributable to common stockholders	$(12,829)	$(16,476)	$(110,334)	$(157,836)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.47)	$(0.51)	$(3.92)	$(4.88)
Weighted-average common shares outstanding, basic and diluted	27,348,672	32,473,872	28,133,285	32,367,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(11,439)	$(15,147)	$(107,569)	$(155,192)
Other comprehensive income (loss):
Foreign currency translation adjustment	(208)	840	(2,819)	855
Unrealized translation gain (loss) on foreign currency denominated intercompany loans, net of taxes	(258)	2,464	(1,670)	3,699
Interest rate swaps	(2,441)	7,905	(2,279)	(249)
Other comprehensive income (loss):	$(2,907)	$11,209	$(6,768)	$4,305
Comprehensive loss	$(14,346)	$(3,938)	$(114,337)	$(150,887)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	115,000	$119,013	27,996,656	$3	$602,813	$2,307	$(585,002)	$20,121
Dividends accrued - Convertible Preferred Stock		1,390	—	—	(1,390)	—	—	(1,390)
Issuance of stock under Company plans, net of shares withheld for tax			235,141	—	(232)	—	—	(232)
Stock repurchases and retirements			(966,051)		(2,798)			(2,798)
Stock-based compensation			—	—	5,133	—	—	5,133
Foreign currency translation adjustment	—	—	—	—	—	(208)	—	(208)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	(258)	—	(258)
Interest rate swaps	—	—	—	—	—	(2,441)	—	(2,441)
Net loss			—	—	—	—	(11,439)	(11,439)
Balance at June 30, 2024	115,000	$120,403	27,265,746	$3	$603,526	$(600)	$(596,441)	$6,488

	Three Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	115,000	$113,606	32,441,010	$3	$611,667	$4,206	$(449,043)	$166,833
Dividends accrued - Convertible Preferred Stock	—	1,329	—	—	(1,329)	—	—	(1,329)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	213,605	—	(152)	—	—	(152)
Stock-based compensation	—	—	—	—	6,370	—	—	6,370
Foreign currency translation adjustment	—	—	—	—	—	840	—	840
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	2,464	—	2,464
Interest rate swaps	—	—	—	—	—	7,905	—	7,905
Net loss	—	—	—	—	—	—	(15,147)	(15,147)
Balance at June 30, 2023	115,000	$114,935	32,654,615	$3	$616,556	$15,415	$(464,190)	$167,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Equity - continued
(unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	115,000	$117,638	29,908,407	$3	$608,995	$6,168	$(488,872)	$126,294
Dividends accrued - Convertible Preferred Stock	—	2,765	—	—	$(2,765)	—	—	(2,765)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	566,044	—	(563)	—	—	(563)
Stock repurchase and retirement			(3,208,705)		(10,796)			(10,796)
Stock-based compensation	—	—	—	—	8,655	—	—	8,655
Foreign currency translation adjustment	—	—	—	—	—	(2,819)	—	(2,819)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	(1,670)	—	(1,670)
Interest rate swaps	—	—	—	—	—	(2,279)	—	(2,279)
Net loss	—	—	—	—	—	—	(107,569)	(107,569)
Balance at June 30, 2024	115,000	$120,403	27,265,746	$3	$603,526	$(600)	$(596,441)	$6,488

	Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	115,000	$112,291	32,221,855	$3	$606,755	$11,110	$(308,998)	$308,870
Dividends accrued - Convertible Preferred Stock	—	2,644	—	—	(2,644)	—	—	(2,644)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	432,760	—	(387)	—	—	(387)
Stock-based compensation	—	—	—	—	12,832	—	—	12,832
Foreign currency translation adjustment	—	—	—	—	—	855	—	855
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries, net of taxes	—	—	—	—	—	3,699	—	3,699
Interest rate swaps	—	—	—	—	—	(249)	—	(249)
Net loss	—	—	—	—	—	—	(155,192)	(155,192)
Balance at June 30, 2023	115,000	$114,935	32,654,615	$3	$616,556	$15,415	$(464,190)	$167,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Operating activities
Net loss	$(107,569)	$(155,192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,599	36,784
Deferred income taxes	(1,176)	(2,674)
Amortization of deferred costs	6,076	6,667
Foreign currency re-measurement gain	(694)	(882)
Non-cash interest, net and other income, net	(1,776)	1,152
Non-cash stock-based compensation expense	8,655	12,832
Non-cash loss on impairment of goodwill	87,227	128,755
Non-cash loss on retirement of fixed assets	18	34
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	8,362	13,212
Prepaid expenses and other current assets	(3,603)	(1,649)
Other assets	(4,907)	(4,875)
Accounts payable	(613)	(1,217)
Accrued expenses and other liabilities	706	(4,106)
Deferred revenue	(7,714)	(5,994)
Net cash provided by operating activities	10,591	22,847
Investing activities
Purchase of property and equipment	(457)	(504)
Net cash used in investing activities	(457)	(504)
Financing activities
Payments of debt costs	(77)	(177)
Payments on notes payable	(2,700)	(2,700)
Stock repurchases and retirement	(10,958)	—
Taxes paid related to net share settlement of equity awards	(563)	(388)
Issuance of common stock, net of issuance costs	—	1
Additional consideration paid to sellers of businesses	—	(5,550)
Net cash used in financing activities	(14,298)	(8,814)
Effect of exchange rate fluctuations on cash	(20)	374
Change in cash and cash equivalents	(4,184)	13,903
Cash and cash equivalents, beginning of period	236,559	248,653
Cash and cash equivalents, end of period	$232,375	$262,556
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$17,565	$14,426
Cash paid for taxes	$3,162	$4,972
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Nature of Operations
Upland Software, Inc. (“Upland,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, enables global businesses to work smarter with over 25 cloud software products that help increase revenue, reduce costs, and deliver business value. Upland's solutions offer many integrated AI capabilities and cover digital marketing, knowledge management, contact center service, sales productivity, and content lifecycle automation. Upland services over 10,000 customers ranging from large global corporations and various government agencies to small and medium-sized businesses. The Company's customers operate in a wide variety of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, retail, and hospitality.
Through a series of acquisitions and integrations, the Company has established a library of diverse software applications under the Upland brand that address specific digital transformation needs. In addition to its strategy to increase core organic growth, Upland may pursue acquisitions within its cloud offerings of complementary technologies and businesses.

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other period.
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
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 1, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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
No individual customer represented more than 10% of total revenues for the six months ended June 30, 2024, or more than 10% of accounts receivable as of June 30, 2024 or December 31, 2023.
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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2024
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$209,422	$—	$—	$209,422
Interest rate swaps	—	14,933	—	14,933
Total	$209,422	$14,933	$—	$224,355

	Fair Value Measurements at December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$211,661	$—	$—	$211,661
Interest rate swaps	—	14,270	—	14,270
Total	$211,661	$14,270	$—	$225,931
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
Debt
The Company believes the carrying value of its long-term debt at June 30, 2024 approximates its fair value based on its variable interest rate feature and interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at June 30, 2024 and December 31, 2023 was $479.4 million and $482.1 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs..

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the six months ended June 30, 2024 are summarized in the table below (in thousands):

Balance at December 31, 2023	$353,778
Impairment of goodwill	(87,227)
Foreign currency translation adjustment	(2,387)
Balance at June 30, 2024	$264,164
As a result of the decline of our stock price impacting our market capitalization during the quarter ended March 31, 2024, we performed a quantitative impairment evaluation, which resulted in a goodwill impairment of $87.2 million. Our quantitative goodwill impairment analysis applied two methodologies to estimate the Company’s fair value which were: a) a discounted cash flow method and b) a guideline public company method. The two methods indicated that the fair value of the Company was less than its carrying value. The discounted cash flow method required significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, and determination of our weighted average cost of capital. Under the guideline public company method, we estimated fair value based on a market multiple of revenues and earnings derived for comparable publicly traded companies with similar operating characteristics as the Company. We will continue to evaluate Goodwill for impairment and adjust as indicators arise.
Intangible assets, net include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions.

The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2024:		(unaudited)
Customer relationships	1-10	$353,145	$220,490	$132,655
Trade name	1.5-10	9,446	7,696	1,750
Developed technology	4-9	86,722	68,395	18,327
Favorable Leases	6.3	271	107	164
Total intangible assets		$449,584	$296,688	$152,896

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2023:
Customer relationships	1-10	$378,923	$222,436	$156,487
Trade name	1.5-10	10,012	7,862	2,150
Developed technology	4-9	94,103	70,582	23,521
Favorable Leases	6.3	280	89	191
Total intangible assets		$483,318	$300,969	$182,349
Management recorded no impairments of intangible assets during the three and six months ended June 30, 2024 and June 30, 2023.
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life.
Total amortization expense was $13.5 million and $27.0 million during the three and six months ended June 30, 2024, respectively and $18.0 million and $36.1 million for the three and six months ended June 30, 2023, respectively.

5. Income Taxes
The Company’s income tax benefit for the three and six months ended June 30, 2024 and June 30, 2023 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The income tax expense of $1.2 million and $0.7 million for the three and six months ended June 30, 2024, respectively, is largely comprised of foreign income taxes associated with our combined non-U.S. operations which is partially offset for the six months ended June 30, 2024 by the non-cash impact of deferred taxes related to the goodwill impairment recorded in the first quarter of 2024.
The income tax benefit of $0.2 million and $1.7 million for the three and six months ended June 30, 2023, respectively, is primarily related to the non-cash impact of deferred taxes related to the goodwill impairment recorded during the first quarter of 2023. This tax benefit is offset by the foreign income taxes associated with our combined non-U.S. operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards.
The Company historically incurred operating losses in the United States prior to 2021 and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at June 30, 2024 and December 31, 2023, respectively. The company has also recorded valuation allowances in Germany, Australia and the United Kingdom to offset larger losses in those jurisdictions.

The Company has reflected uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets for which the balance is immaterial at June 30, 2024. The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction, several U.S. state jurisdictions and several foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2020 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2019, other than where cross-border transactions extend the statute of limitations. U.S. operating losses generated in years prior to 2020 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

6. Debt
Long-term debt consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Senior secured loans (includes unamortized discount of $4,288 and $5,376 based on an imputed interest rate of 7.6% and 7.6%, at June 30, 2024 and December 31, 2023, respectively)	$475,062	$476,674
Less current maturities	(3,313)	(3,172)
Total long-term debt	$471,749	$473,502
In August 2019, the Company entered into a credit agreement (the “Credit Facility”) which provides for (i) fully-drawn, 7 year, senior secured term loans (the “Term Loans”) maturing August 6, 2026 and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) maturing August 6, 2024 that was undrawn as of June 30, 2024.
The Term Loans are repayable on a quarterly basis beginning on December 31, 2019 by an amount equal to 0.25% (1.00% per annum) of the aggregate principal amount of such loan. Any amount remaining unpaid is due and payable in full on August 6, 2026.
At the option of the Company, the Term Loans accrue interest at a per annum rate based on (i) the Base Rate (as defined below) plus a margin of 2.75% or (ii) the rate (not less than 0.00%) published by CME Group Benchmark Administration Limited (CBA), or as otherwise determined in accordance with the Credit Facility (based on a period equal to 1, 2, 3 or 6 months or, if available and agreed to by all relevant Lenders and the Agent, 12 months or such period of less than 1 month) plus a margin of 3.75%. The Base Rate for any day is a rate per annum equal to the greatest of (i) the prime rate in effect on such day, (ii) the Federal Funds Effective Rate (not less than 0.00%) in effect on such day plus ½ of 1.00%, and (iii) the Federal Funds Effective Rate for a one month interest period beginning on such day plus 1.00%. After giving effect to the interest rate swaps described below, $257.2 million of the Term Loans outstanding at June 30, 2024 has an effective annualized fixed interest rate of 5.4%, and the remaining principal outstanding at June 30, 2024 has a floating interest rate of 9.2%. Accrued interest is paid quarterly or, with respect to Term Loans that are accruing interest based on the Federal Funds Effective Rate, at the end of the applicable interest rate period.
Loans under the Revolver are available up to $60 million. The Revolver provides a sub-facility whereby the Company may request letters of credit (the “Letters of Credit”) in an aggregate amount not to exceed, at any one time outstanding, $10 million for the Company. The aggregate amount of outstanding Letters of Credit are reserved against the credit availability under the Maximum Revolver Amount. As of June 30, 2024, the Company had no borrowings outstanding under the Revolver or related sub-facility.
The Company incurs a 0.50% per annum unused line fee on the unborrowed balance of the Revolver which is paid quarterly. Loans under the Revolver may be borrowed, repaid and reborrowed until its maturity date, August 6, 2024, at which time any amounts borrowed under the Revolver must be repaid.
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
As of June 30, 2024 the Company was in compliance with all covenants under the Credit Facility.
Interest rate swaps
In August 2019, the Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt, effectively converting the entire balance of the Company's Term Loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7-year term of debt. The interest rate associated with our undrawn $60 million Revolver remains floating.
In August 2023, the Company sold a portion of the notional amount of its interest rate swap assets back to the counterparties for $20.5 million. At that time, a $20.5 million gain was recorded in accumulated other comprehensive income related to the notional amount sold. That gain is being released to interest expense, net as interest is accrued on the Company’s variable-rate debt over the remaining term of the Term Loans as a decrease to interest expense, net, the amortization of which totaled $1.5 million and $2.9 million for the three and six months ended June 30, 2024, respectively.
Amounts reported in accumulated other comprehensive income related to the Company's derivatives are reclassified to interest expense, net as interest is accrued on the Company’s variable-rate debt. The impact of the Company’s derivative financial instruments on its condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2024 and June 30, 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gain (loss) recognized in Other comprehensive income (loss) on interest rate swaps	(956)	$7,905	663	$(249)
Amounts reclassified from Accumulated other comprehensive income (loss) to interest expense, net	(1,485)	—	(2,942)	—
Total Other comprehensive income (loss) on interest rate swaps	$(2,441)	$7,905	$(2,279)	$(249)

Cash interest costs averaged 7.2% and 5.4% for the six months ended June 30, 2024 and 2023, respectively. In addition, as of June 30, 2024 and December 31, 2023 the Company had $4.3 million and $5.4 million, respectively, of unamortized deferred financing costs associated with the Credit Facility. These financing costs will be amortized to non-cash interest expense over the remaining term of the Credit Facility.

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
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net Loss	$(11,439)	$(15,147)	$(107,569)	$(155,192)
Preferred stock dividends and accretion	(1,390)	(1,329)	(2,765)	(2,644)
Net loss attributable to common stockholders	$(12,829)	$(16,476)	$(110,334)	$(157,836)
Denominator:
Weighted–average common shares outstanding, basic and diluted	27,348,672	32,473,872	28,133,285	32,367,084
Net loss per common share, basic and diluted	$(0.47)	$(0.51)	$(3.92)	$(4.88)

Due to the net losses for the three and six months ended June 30, 2024 and June 30, 2023, respectively, basic and diluted loss per share were the same. The Company uses the application of the if-converted method for calculating diluted earnings per share on our Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on our stock options, restricted stock units and performance-based restricted stock units.
Potential shares of common stock are excluded from the computation of diluted earnings per share when their effect would be antidilutive. Performance-based restricted stock units are considered dilutive when the related performance criteria have been met assuming the end of the reporting period represents the end of the performance period. All potential shares of common stock are antidilutive in periods of net loss. Potential shares of common stock not included in the computation of earnings per share because their effect would have been antidilutive or because the performance criterion was not met were as follows (in thousands):
Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.

	June 30,
	2024	2023
Stock options	122,530	152,683
Restricted stock units	2,716,299	2,242,054
Performance restricted stock units	350,000	193,750
Series A Preferred Stock on an if-converted basis(1)	7,140,482	6,827,998
Total anti–dilutive common share equivalents	10,329,311	9,416,485
(1) As of June 30, 2024, the Series A Preferred Stock plus accumulated dividends totaled $125.0 million. The Series A Preferred Stock has a conversion price of $17.50 per share, as detailed in “Note 9. Mezzanine Equity”.

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

9. Mezzanine Equity
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
On August 23, 2022 (the “Closing Date”), the closing of the Investment (the “Closing”) occurred, and the Series A Preferred Stock was issued to the Purchaser. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses of $4.6 million comprised of transaction fees, and financial advisory and legal expenses (the “Series A Preferred Stock Issuance Costs”), which reduced the carrying value of the Series A Preferred Stock.
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

Dividend Provisions
The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an Initial Liquidation Preference of $1,000 per share, representing an aggregate Liquidation Preference (as defined below) of $1,000 upon issuance. Holders of the Series A Preferred Stock are entitled to the dividend at the rate of 4.5% per annum, within the first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The dividend can be paid, in the Company’s sole discretion, in cash or dividend in kind by adding to the Liquidation Preference of each share of Series A Preferred Stock outstanding. On June 7, 2023, the stockholders of the Company authorized, for purposes of complying with Nasdaq Listing Rules 5635(b) and (d), the issuance of shares of Common Stock underlying shares of Series A Preferred Stock in an amount equal to or in excess of 20% of the Common Stock outstanding immediately prior to the issuance of such Series A Preferred Stock (including upon the operation of anti-dilution provisions contained in the Certificate of Designation designating the terms of such Series A Preferred Stock). The Series A Preferred Stock is also entitled to fully participate in any dividends paid to the holders of Common Stock in cash, in stock or otherwise, on an as-converted basis. The Series A Preferred Stock had accrued unpaid dividends of $10.0 million as of June 30, 2024, representing 569,054 Common Stock shares upon conversion at $17.50 per share.
Liquidation Rights
In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into Common Stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of June 30, 2024, the Liquidation Preference of the Series A Preferred Stock was $125.0 million.
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
Common Stock
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
Share repurchase program
In September 2023, the Board of Directors authorized a stock repurchase program (the “Share Repurchase Plan”) in the aggregate amount of up to $25 million that allowed the Company to repurchase shares of its issued and outstanding Common Stock, from time to time in the open market or otherwise including pursuant to a Rule 10b5-1 trading plan and in compliance with Rule10b-18 under the Exchange Act so long as the aggregate purchase price paid for such transactions does not exceed $25 million for all such purchases. The Share Repurchase Plan expired in May 2024 when the Company had repurchased all shares authorized for repurchase. 6,453,805 total shares were repurchased under the Share Repurchase Plan from September 2023 through its completion in May 2024.
In fiscal year 2024, the Company’s net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act. The excise tax is included as a reduction to accumulated deficit in the condensed consolidated statements of stockholders equity. Total accrued excise tax of $0.2 million is included in total cost of shares repurchased, excluded from average cost per share and excluded from total cash paid during the three months ended June 30, 2024 as amounts were unpaid at period end.
During the three and six months ended June 30, 2024, the Company repurchased and subsequently retired 966,051 and 3,208,705 shares of Common Stock, respectively, for a total of $2.8 million and $11.0 million, respectively, cash paid under the Share Repurchase Plan.
As of June 30, 2024, the Share Repurchase Plan was complete and no further amounts are available for share repurchases.
Tax Benefit Preservation Plan and Preferred Stock Purchase Rights
The preferred stock purchase rights (“the 2023 Rights”), as described in the Tax Benefit Preservation Plan dated as of May 2, 2023, by and between Upland Software, Inc. and Broadridge Corporate Issuer Solutions, LLC, as Rights Agent, (the “2023 Tax Benefit Preservation Plan”), expired on May 1, 2024, pursuant to the terms of the 2023 Tax Benefit Preservation Plan. The Company filed a Form 15-12G on May 29, 2024 to terminate the registration of the 2023 Rights.
On June 5, 2024 at the Company’s annual meeting of stockholders, the Company’s stockholders approved the 2024 Tax Benefit Preservation Plan between the Company and Broadridge Corporate Issuer Solutions, LLC, as Rights Agent (the “2024 Tax Benefit Preservation Plan”), which had previously been approved by the Company’s Board of Directors on April 12, 2024, subject to stockholder approval. Also on April 12, 2024, the Board of Directors declared, subject to approval by the stockholders at the annual meeting, a dividend of one preferred stock purchase right (a “2024 Right”) for each outstanding share of Common Stock payable as of June 15, 2024. 27,030,605 2024 Rights were issued to the holders of record of shares of Common Stock. The description and terms of the 2024 Rights are set forth in the 2024 Tax Benefit Preservation Plan. The Company filed a Form 8-A to register the 2024 Rights on June 5, 2024.
By adopting the 2024 Tax Benefit Preservation Plan, the Board of Directors is seeking to protect the Company’s ability to use its net operating loss carryforwards (“NOLs”) and other tax attributes to offset potential future income tax liabilities. The Company’s ability to use such NOLs and other tax attributes would be substantially limited if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code (the “Code”). Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last “ownership change” experienced by the Company. The 2024 Tax Benefit Preservation Plan is intended to make it more difficult for the Company to undergo an ownership change by deterring any person from acquiring 4.9% or more of the outstanding shares of stock without the approval of the Board of Directors. The Board of Directors believes it is in the best interest of the Company and its stockholders to reduce the likelihood of an ownership change, which could harm the Company’s future operating results by effectively increasing the Company future tax liabilities.
The 2024 Rights trade with, and are inseparable from, the Common Stock, and the record holders of shares of Common Stock are the record holders of the 2024 Rights. The 2024 Rights are evidenced only by certificates (or, in the case of uncertificated shares, by notations in the book-entry account system) that represent shares of Common Stock. 2024 Rights will also be issued in respect of any shares of Common Stock that shall become outstanding after the Record Date (including upon conversion of any shares of Series A Preferred Stock of the Company) and, subject to certain exceptions specified in the 2024 Tax Benefit Preservation Plan, prior to the earlier of the Distribution Date (as defined below) and the Expiration Date (as defined below).
The 2024 Rights are not exercisable until the Distribution Date. After the Distribution Date, each 2024 Right will be exercisable to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.0001 per share, of the Company (the “Series B Preferred”), at a purchase price of $15.25 per one one-thousandth of a share of Series B Preferred (the “Purchase Price”), subject to adjustment as provided in the 2024 Tax Benefit Preservation Plan.
The “Distribution Date” is the earlier of (i) the close of business on the tenth day after the public announcement that a person or group has become an Acquiring Person (as defined below) or that discloses information which reveals the existence of an Acquiring Person or such earlier date as a majority of the Board shall become aware of the existence of an Acquiring Person (the date described in this clause (i), the “Stock Acquisition Date”) and (ii) the close of business on the tenth business day (or such later date as the Board of Directors shall determine prior to such time as any person or group becomes an Acquiring Person) after the date that a tender or exchange offer by any person is commenced, the consummation of which would result in such person becoming an Acquiring Person. A person or group becomes an “Acquiring Person” upon acquiring beneficial ownership of 4.9% or more of the outstanding shares of Common Stock, except in certain situations specified in the 2024 Tax Benefit Preservation Plan.
The 2024 Rights will expire on the earliest of (a) the close of business on June 4, 2027, (b) the time at which the Rights are redeemed or exchanged pursuant to the 2024 Tax Benefit Preservation Plan, or (c) the time at which the Rights are exchanged as provided in the 2024 Tax Benefit Preservation Plan, or (d) the time at which the Board of Directors determines that the Tax Benefits are utilized in all material respects or that an ownership change under Section 382 of the Code would not adversely impact in any material respect the time period in which the Company could use the Tax Benefits, or materially impair the amount of the Tax Benefits that could be used by the Company in any particular time period, for applicable tax purposes (such earliest date, the “Expiration Date”).
Until a Right is exercised or exchanged, the holder thereof, as such, will have no rights as a stockholder of the Company by virtue of holding such Right, including, without limitation, the right to vote and to receive dividends.
The Board of Directors may adjust the Purchase Price, the number of shares of Series B Preferred issuable and the number of outstanding 2024 Rights to prevent dilution that may occur from a stock dividend, a stock split, a reclassification of the Series B Preferred or Common Stock or certain other specified transactions. No adjustments to the Purchase Price of less than 1% are required to be made.
In connection with the adoption of the 2023 Tax Benefit Preservation Plan, the Board of Directors approved a Certificate of Designations of the Series B Junior Participating Preferred Stock (the “Certificate of Designations”). The Certificate of Designations was filed with the Secretary of State of the State of Delaware on May 2, 2023.
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

The following table shows the components of accumulated other comprehensive income (loss), net of income taxes, (“AOCI”) in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2024	December 31, 2023
Foreign currency translation adjustment	$(22,766)	$(19,947)
Unrealized translation loss on intercompany loans with foreign subsidiaries, net of taxes	(5,000)	(3,330)
Unrealized gain on interest rate swaps	14,933	14,270
Realized gain on interest rate swap sale, net of amounts reclassified into interest expense, net	12,233	15,175
Total accumulated other comprehensive income (loss)	$(600)	$6,168
The Company has intercompany loans that were used to fund the acquisitions of foreign subsidiaries. Due to the long-term nature of the loans, the unrealized translation gains (losses) resulting from re-measurement are recognized as a component of AOCI. The unrealized translation gains (losses) on intercompany loans with foreign subsidiaries as of June 30, 2024 is net of income tax expense of $3.1 million. The tax benefit related to unrealized translation gains (losses) on intercompany loans for the three and six months ended June 30, 2024 was $0.1 million and $0.2 million, respectively. The tax provision related to unrealized translation gains (losses) on intercompany loans for the three and six months ended June 30, 2023 was $0.5 million and $1.0 million, respectively. The income tax expense/benefit allocated to each component of other comprehensive income for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
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
Stock-Based Compensation
The Company’s stock-based compensation generally includes awards of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). Key employees, officers and directors of the Company and its consultants or advisors are eligible to receive awards.
On June 5, 2024, the Company’s stockholders approved the Upland Software, Inc. 2024 Omnibus Incentive Plan (the “2024 Equity Plan”). No further awards will be made under the Upland Software, Inc. 2014 Equity Incentive Plan (the “Prior Plan”) or the Amended and Restated Upland Software, Inc. 2010 Stock Option Plan (the “2010 Plan”).
As of June 30, 2024, there were 122,530 outstanding options that were previously granted under the 2010 Plan and the Prior Plan. The Company no longer grants stock options; however if the outstanding options were to be forfeited or otherwise canceled without the issuance of shares, the shares underlying those stock options will become available for issuance under the 2024 Equity Plan. As of June 30, 2024, there were 3,066,299 outstanding RSU and PSU awards under the Prior Plan that will remain outstanding and subject to the terms of the Prior Plan and the respective award agreements, until the vesting, expiration or lapse of such awards in accordance with their terms. Any shares covered by awards granted under the Prior Plan will become available for issuance under the 2024 Equity Plan if the award (or a portion of such award) is forfeited, canceled or expires without the issuance of shares.
The following table summarizes PSU and RSU activity during the six months ended June 30, 2024:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2023	1,858,847	$9.76
Granted	2,122,687	4.13
Vested	(791,414)	8.89
Forfeited	(123,821)	10.17
Unvested restricted units outstanding as of June 30, 2024	3,066,299	$6.07
The PSU and RSU activity table above includes 100,000 PSUs granted in 2023 and 250,000 PSUs granted in 2024 based on a 100% target payout.
Compensation cost related to awards is based on the fair market value at the time of the grant. The fair value of the RSUs is determined based on the grant date fair value of the award. Compensation expense for RSUs is recognized over the required service period of the grant. The PSUs vest upon the achievement of specified market performance thresholds. The PSUs have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance up to a maximum of 200% and 300%, depending on the specified performance condition and the level of achievement obtained, for the 2023 PSUs and 2024

PSUs, respectively. The fair value of PSUs is determined using the Monte Carlo simulation model. Compensation expense for PSUs is recognized over the requisite service period and is not subject to adjustment regardless of whether the PSUs meet the performance metric.
The range of significant assumptions used in the Monte Carlo simulation model for the PSUs granted during the six months ended June 30, 2024 was as follows:

Expected volatility	74.6% - 62.06%
Risk-free interest rate	4.4% - 4.0%
Remaining performance period (in years)	2.73 - 2.73
Dividend yield	—
The Company recognizes stock-based compensation expense from all awards in the following expense categories included in our condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$199	$301	$385	$604
Research and development	638	648	1,244	1,303
Sales and marketing	362	558	759	1,134
General and administrative	3,934	4,863	6,267	9,791
Total	$5,133	$6,370	$8,655	$12,832

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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of June 30, 2024 and December 31, 2023, unbilled receivables were $3.5 million and $2.7 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. We utilize the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the six months ended June 30, 2024.
Amortization of deferred commissions in excess of commissions capitalized for the three and six months ended June 30, 2024 was $0.3 million and $1.0 million, respectively.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the six months ended June 30, 2024, we recognized $72.7 million and $1.8 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of June 30, 2024, approximately $252.7 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 69% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the United States, United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Subscription and support:
United States	$47,342	$50,162	$95,066	$102,403
United Kingdom	8,397	9,160	17,472	18,835
Canada	3,217	3,441	6,545	6,932
Other International	6,548	7,731	13,499	15,238
Total subscription and support revenue	65,504	70,494	132,582	143,408
Perpetual license:
United States	879	721	1,570	1,377
United Kingdom	56	69	155	292
Canada	93	14	152	56
Other International	702	448	1,323	1,098
Total perpetual license revenue	1,730	1,252	3,200	2,823
Professional services:
United States	1,212	1,557	2,445	3,155
United Kingdom	243	452	514	710
Canada	146	230	334	459
Other International	504	512	1,000	998
Total professional service revenue	2,105	2,751	4,293	5,322
Total revenue	$69,339	$74,497	$140,075	$151,553

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

Overview
We enable global businesses to work smarter with over 25 cloud software products that help increase revenue, reduce costs, and deliver business value. Our solutions offer many integrated AI capabilities and cover digital marketing, knowledge management, contact center service, sales productivity, and content lifecycle automation. We service over 10,000 customers ranging from large global corporations and various government agencies as well as small and medium-sized businesses. Our customers operate in a wide variety of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, retail and hospitality.
Through a series of acquisitions and integrations, we have established a library of diverse software applications under the Upland brand that address specific digital transformation needs. Our revenue has grown from $149.9 million in the year ended December 31, 2018 to $297.9 million in the year ended December 31, 2023, representing a compound annual growth rate of 15%. During the six months ended June 30, 2024 and 2023, foreign revenue as a percent of total revenue was 29% and 30%, respectively.
To support continued growth, we may pursue acquisitions of complementary technologies and businesses. This may expand our product library, customer base, and market access resulting in increased benefits of scale. We have made 31 acquisitions from February 2012 through June 30, 2024.

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
For the three-month period ended June 30, 2024, our Core Organic Growth Rate was a positive 0.3%.
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

	Three Months Ended June 30,
	2024	2023

	(dollars in thousands)
Reconciliation of total revenue to core organic revenue:
Total revenue	$69,339	$74,497
Less:
Perpetual license revenue	1,730	1,252
Professional services revenue	2,105	2,751
Subscription and support revenue from Sunset Assets	8,529	13,282
Overage Charges	1,008	1,408
Core organic revenue	$55,967	$55,804
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(11,439)	$(15,147)	$(107,569)	$(155,192)
Add:
Depreciation and amortization expense	13,797	18,283	27,599	36,784
Interest expense, net	5,056	5,376	10,014	10,837
Other expense (income), net	(198)	617	(120)	(808)
Provision for (benefit from) income taxes	1,210	(233)	663	(1,655)
Stock-based compensation expense	5,133	6,370	8,655	12,832
Acquisition-related expense	—	1,072	—	2,166
Non-recurring litigation costs	11	158	129	158
Purchase accounting deferred revenue discount	65	131	141	351
Impairment of goodwill	—	—	87,227	128,755
Adjusted EBITDA	$13,635	$16,627	$26,739	$34,228
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

Results of Operations
Consolidated Statements of Operations Data
The following table set forth our results of operations for the specified periods, as well as our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$65,504	94%	$70,494	95%	$132,582	95%	$143,408	95%
Perpetual license	1,730	2%	1,252	2%	3,200	2%	2,823	2%
Total product revenue	67,234	96%	71,746	97%	135,782	97%	146,231	97%
Professional services	2,105	4%	2,751	3%	4,293	3%	5,322	3%
Total revenue	69,339	100%	74,497	100%	140,075	100%	151,553	100%
Cost of revenue:
Subscription and support (1)(3)	19,247	28%	22,073	30%	39,076	28%	45,558	30%
Professional services and other (1)	1,227	2%	2,105	2%	2,447	2%	4,156	3%
Total cost of revenue	20,474	30%	24,178	32%	41,523	30%	49,714	33%
Gross profit	48,865	70%	50,319	68%	98,552	70%	101,839	67%
Operating expenses:
Sales and marketing (1)	16,791	24%	15,755	21%	33,809	24%	30,044	20%
Research and development (1)	12,185	18%	12,443	17%	24,640	18%	24,973	16%
General and administrative (1)(2)	13,880	20%	15,583	21%	27,112	19%	32,772	22%
Depreciation and amortization	11,380	16%	14,853	20%	22,776	16%	29,947	20%
Acquisition-related expenses	—	—%	1,072	1%	—	1%	2,166	1%
Impairment of goodwill	—	—%	—	—%	87,227	62%	128,755	85%
Total operating expenses	54,236	78%	59,706	80%	195,564	140%	248,657	164%
Loss from operations	(5,371)	(8)%	(9,387)	(12)%	(97,012)	(70)%	(146,818)	(97)%
Other Expense:
Interest expense, net	(5,056)	(7)%	(5,376)	(7)%	(10,014)	(7)%	(10,837)	(7)%
Other income (expense), net	198	—%	(617)	(1)%	120	—%	808	—%
Total other expense	(4,858)	(7)%	(5,993)	(8)%	(9,894)	(7)%	(10,029)	(7)%
Loss before provision for income taxes	(10,229)	(15)%	(15,380)	(20)%	(106,906)	(77)%	(156,847)	(104)%
Benefit from (provision for) income taxes	(1,210)	(1)%	233	—%	(663)	—%	1,655	2%
Net loss	(11,439)	(16)%	(15,147)	(20)%	(107,569)	(77)%	(155,192)	(102)%
Preferred stock dividends and accretion	(1,390)	(3)%	(1,329)	(2)%	(2,765)	(2)%	(2,644)	(2)%
Net loss attributable to common shareholders	$(12,829)	(19)%	$(16,476)	(22)%	$(110,334)	(79)%	$(157,836)	(104)%
Net loss per common share:
Net loss per common share, basic and diluted	$(0.47)		$(0.51)		$(3.92)		$(4.88)
Weighted-average common shares outstanding, basic and diluted	27,348,672		32,473,872		28,133,285		32,367,084

(1) Includes stock-based compensation detailed under Share-based Compensation in “Item 1. Financial Statements—Note 10. Stockholders' Equity”.
(2) Includes general and administrative stock-based compensation of $3.9 million and $4.9 million for the three months June 30, 2024 and June 30, 2023, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 14% and 14% for the three months ended June 30, 2024 and June 30, 2023, respectively..

(3) Includes depreciation and amortization of $2.4 million and $3.4 million for the three months ended June 30, 2024 and June 30, 2023, respectively.

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$65,504	$70,494	(7)%	$132,582	$143,408	(8)%
Perpetual license	1,730	1,252	38%	3,200	2,823	13%
Total product revenue	67,234	71,746	(6)%	135,782	146,231	(7)%
Professional services	2,105	2,751	(23)%	4,293	5,322	(19)%
Total revenue	$69,339	$74,497	(7)%	$140,075	$151,553	(8)%

Percentage of revenue:
Subscription and support	94%	95%		95%	95%
Perpetual license	2%	2%		2%	2%
Total product revenue	96%	97%		97%	97%
Professional services	4%	3%		3%	3%
Total revenue	100%	100%		100%	100%

For the Three Months Ended June 30, 2024
Total revenue was $69.3 million in the three months ended June 30, 2024, compared to $74.5 million in the three months ended June 30, 2023, a decrease of $5.2 million, or 7%. This decrease is primarily due to the expected decline in revenue from Sunset Assets of $4.8 million. The remaining decrease results from a decline in overage charges of $0.4 million as a result of customers not exceeding contractual minimums to the extent they did in the prior year period, and professional services revenue decline of $0.6 million due to fewer implementation projects. These declines are offset by an increase in perpetual license revenue of $0.5 million.
For the Six Months Ended June 30, 2024
Total revenue was $140.1 million in the six months ended June 30, 2024, compared to $151.6 million in the six months ended June 30, 2023, a decrease of $11.5 million, or 8%. This decrease is primarily due to the expected decline in revenue from Sunset Assets of $8.7 million. The remaining decrease results from a decline in overage charges of $0.9 million as a result of customers not exceeding contractual minimums to the extent they did in the prior year period, professional services revenue decline of $1.0 million due to fewer implementation projects, and a decline of $1.3 million due to lower subscription and support revenue from a subset of our products which we are addressing with our growth investments. These declines are offset by an increase in perpetual license revenue of $0.4 million.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$19,247	$22,073	(13)%	$39,076	$45,558	(14)%
Professional services and other	1,227	2,105	(42)%	2,447	4,156	(41)%
Total cost of revenue	20,474	24,178	(15)%	41,523	49,714	(16)%
Gross profit	$48,865	$50,319		$98,552	$101,839

Percentage of total revenue:
Subscription and support (1)	28%	30%		28%	30%
Professional services and other	2%	2%		2%	3%
Total cost of revenue	30%	32%		30%	33%
Gross profit	70%	68%		70%	67%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$—	$2		$—	$5
Amortization	$2,417	$3,428		$4,823	$6,832
Stock Compensation	$199	$301		$385	$604
For the Three Months Ended June 30, 2024
Cost of subscription and support revenue was $19.2 million in the three months ended June 30, 2024, compared to $22.1 million in the three months ended June 30, 2023, a decrease of $2.9 million, or 13%. The decrease in cost of subscription and support revenue is primarily related to a decrease of $1.1 million in infrastructure costs, a $0.5 million decrease in variable telecom carrier costs, a $0.2 million decrease in personnel costs and a $1.0 million decrease in amortization of intangible assets related to our Sunset Assets.
Cost of professional services and other revenue was $1.2 million in the three months ended June 30, 2024, compared to $2.1 million in the three months ended June 30, 2023, a decrease of $0.9 million, or 42%. The decrease in cost of professional services was related to a decrease in personnel-related expenses.
For the Six Months Ended June 30, 2024
Cost of subscription and support revenue was $39.1 million in the six months ended June 30, 2024, compared to $45.6 million in the six months ended June 30, 2023, a decrease of $6.5 million, or 14%. The decrease in cost of subscription and support revenue is primarily related to a decrease of $2.2 million in infrastructure costs, a $0.9 million decrease in variable telecom carrier costs, a decrease of $1.4 million in personnel-related costs, and a $2.0 million decrease in amortization of intangible assets related to our Sunset Assets.
Cost of professional services and other revenue was $2.4 million in the six months ended June 30, 2024, compared to $4.2 million in the six months ended June 30, 2023, a decrease of $1.7 million, or 41%. The decrease in cost of professional services was related to a decrease in personnel-related expenses.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(dollars in thousands)
Sales and marketing (1)	$16,791	$15,755	7%	$33,809	$30,044	13%
Percentage of total revenue	24%	21%		24%	20%

(1) Includes stock compensation expense as follows:
Stock Compensation	$362	$558		$759	$1,134
For the Three Months Ended June 30, 2024
Sales and marketing expense was $16.8 million in the three months ended June 30, 2024, compared to $15.8 million in the three months ended June 30, 2023, an increase of $1.0 million, or 7%. The increase in sales and marketing expense is attributable to an increase of $0.6 million in personnel costs and a $0.4 million increase in marketing and related expenses, both associated with the announced investments in our growth plan.
For the Six Months Ended June 30, 2024
Sales and marketing expense was $33.8 million in the six months ended June 30, 2024, compared to $30.0 million in the six months ended June 30, 2023, an increase of $3.8 million, or 13%. The increase in sales and marketing expense is attributable to an increase of $2.7 million in personnel costs and a $1.1 million increase in marketing and related expenses, both associated with the announced investments in our growth plan.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Research and development (1)	$12,185	$12,443	(2)%	$24,640	$24,973	(1)%
Percentage of total revenue	18%	17%		18%	16%

(1) Includes stock compensation expense as follows:
Stock Compensation	$638	$648		$1,244	$1,303
For the Three Months Ended June 30, 2024
Research and development expense was $12.2 million in the three months ended June 30, 2024, compared to $12.4 million in the three months ended June 30, 2023. While research and development expense has remained relatively flat in total, we have shifted the mix of our spending by moving personnel-related expenses from higher cost centers to our lower cost center in our India Center of Excellence thereby increasing development productivity for the same cost.
For the Six Months Ended June 30, 2024
Research and development expense was $24.6 million in the six months ended June 30, 2024, compared to $25.0 million in the six months ended June 30, 2023. While research and development expense has remained relatively flat in total, we have shifted the mix of our spending by moving personnel-related expenses from higher cost centers to our lower cost center in our India Center of Excellence thereby increasing development productivity for the same cost.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
General and administrative (1)	$13,880	$15,583	(11)%	$27,112	$32,772	(17)%
Percentage of total revenue	20%	21%		19%	22%

(1) Includes stock compensation expense as follows:
Stock compensation	$3,934	$4,863		$6,267	$9,791
For the Three Months Ended June 30, 2024
General and administrative expense was $13.9 million in the three months ended June 30, 2024, compared to $15.6 million in the three months ended June 30, 2023, a decrease of $1.7 million, or 11%. This decrease is primarily due to reductions in personnel-related costs including a decrease of $0.9 million in non-cash stock compensation expense.
For the Six Months Ended June 30, 2024
General and administrative expense was $27.1 million in the six months ended June 30, 2024, compared to $32.8 million in the six months ended June 30, 2023, a decrease of $5.7 million, or 17%. This decrease is primarily due to reductions in personnel-related costs including a decrease of $3.5 million in non-cash stock compensation expense.
Depreciation and Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$285	$308	(7)%	$577	$636	(9)%
Amortization	11,095	14,545	(24)%	22,199	29,311	(24)%
Total depreciation and amortization	$11,380	$14,853	(23)%	$22,776	$29,947	(24)%

Percentage of total revenue:
Depreciation	—%	—%		1%	1%
Amortization	16%	20%		16%	19%
Total depreciation and amortization	16%	20%		16%	20%
For the Three Months Ended June 30, 2024
Depreciation and amortization expense was $11.4 million in the three months ended June 30, 2024, compared to $14.9 million in the three months ended June 30, 2023, a decrease of $3.5 million, or 23%. This decrease resulted from intangible assets becoming fully amortized.
For the Six Months Ended June 30, 2024
Depreciation and amortization expense was $22.8 million in the six months ended June 30, 2024, compared to $29.9 million in the six months ended June 30, 2023, a decrease of $7.2 million, or 24%. This decrease resulted from intangible assets becoming fully amortized.

Acquisition-related Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(dollars in thousands)
Acquisition-related expenses	$—	$1,072	(100)%	$—	$2,166	(100)%
Percentage of total revenue	—%	1%		1%	1%
For the Three Months Ended June 30, 2024
Acquisition-related expense was nil in the three months ended June 30, 2024, compared to $1.1 million in the three months ended June 30, 2023, a decrease of $1.1 million, or 100%. We have had no new acquisitions since our two acquisitions during 2022. Acquisition-related expenses in the three months ended June 30, 2023 include expenses related to acquisitions closed in 2022.
For the Six Months Ended June 30, 2024
Acquisition-related expense was nil in the six months ended June 30, 2024, compared to $2.2 million in the six months ended June 30, 2023, a decrease of $1.1 million, or 100%. We have had no new acquisitions since our two acquisitions during 2022. Acquisition-related expenses in the three months ended June 30, 2023 include expenses related to acquisitions closed in 2022.

Impairment of goodwill

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(dollars in thousands)
Impairment of goodwill	$—	$—	N/A	$87,227	$128,755	(32)%
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

Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(5,056)	$(5,376)	(6)%	$(10,014)	$(10,837)	(8)%
Other income (expense), net	198	(617)	(132)%	120	808	(85)%
Total other expense	$(4,858)	$(5,993)	(19)%	$(9,894)	$(10,029)	(1)%

Percentage of total revenue:
Interest expense, net	(7)%	(7)%		(7)%	(7)%
Other income (expense), net	—%	(1)%		—%	—%
Total other expense	(7)%	(8)%		(7)%	(7)%
For the Three Months Ended June 30, 2024
Interest expense, net of interest income was $5.1 million in the three months ended June 30, 2024 compared to $5.4 million in the three months ended June 30, 2023, a decrease of $0.3 million or 6%, due to a decrease in interest expense as a result of paying down $35 million of debt principal in August 2023 along with regularly scheduled principal payments lowering outstanding borrowings on our Credit Facility. Additionally, interest income earned on our cash balances has increased as interest rates have increased quarter over quarter.
Other income, net was $0.2 million in the three months ended June 30, 2024, compared to other expense, net of $0.6 million in the three months ended June 30, 2023. Other income (expense), net recognized during the three months ended June 30, 2024 and 2023 were related primarily to foreign currency exchange fluctuations.
For the Six Months Ended June 30, 2024
Interest expense, net of interest income was $10.0 million in the six months ended June 30, 2024, compared to $10.8 million in the six months ended June 30, 2023, a decrease of $0.8 million, or 8%. The decrease is primarily attributable to paying down $35 million of debt principal in August 2023 along with regularly scheduled principal payments lowering outstanding borrowings on our Credit Facility combined with higher interest income on our interest-bearing cash accounts.
Other income, net was $0.1 million in the six months ended June 30, 2024, compared to other income, net of $0.8 million in the six months ended June 30, 2023. Other income (expense), net recognized in the six months ended June 30, 2024 and June 30, 2023 related primarily to foreign currency exchange fluctuations.

Benefit from Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Benefit from (provision for) income taxes	$(1,210)	$233	(619)%	$(663)	$1,655	(140)%
Percentage of total revenue	(1)%	—%		—%	2%
For the Three Months Ended June 30, 2024
Provision for income taxes was $1.2 million in the three months ended June 30, 2024, compared to a benefit from income taxes of $0.2 million in the three months ended June 30, 2023, resulting in an increase in expense from income taxes of $1.4 million. The provision for income taxes for the three months ended June 30, 2024 related primarily to the foreign income taxes associated with our combined non U.S. operations. The benefit from income taxes for the three months ended June 30, 2023 related primarily to the foreign income taxes associated with our combined non U.S. operations. This tax benefit is offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, and U.S. state taxes in certain states in which the Company does not file on a consolidated basis or have NOL’s.
For the Six Months Ended June 30, 2024
The provision for income taxes was $0.7 million in the six months ended June 30, 2024, compared to a benefit from income taxes of $1.7 million in the six months ended June 30, 2023, an increase in the provision of $2.4 million. This increase was due primarily to foreign taxes associated with our combined non-U.S. operations, which was partially offset by the non-cash impact of deferred taxes related to the goodwill impairment recorded in the first quarter of 2024.

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
As of June 30, 2024, we had cash and cash equivalents of $232.4 million, $60.0 million of available borrowings under our Revolver that matures August 6, 2024, and $479.4 million of borrowings outstanding under our Term Loans that mature August 6, 2026. As of December 31, 2023, we had cash and cash equivalents of $236.6 million, $60.0 million of available borrowings under our Revolver, and $482.1 million of borrowings outstanding under our Term Loans. The $4.2 million decrease in cash and cash equivalents from December 31, 2023 to June 30, 2024 was due primarily to $11.0 million paid to repurchase shares of the Company’s Common Stock, and $2.7 million in debt repayment, offset by $10.6 million in cash flows from operations.
Our cash and cash equivalents held by our foreign subsidiaries was $33.8 million as of June 30, 2024 and $34.8 million as of December 31, 2023. Our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of June 30, 2024 and December 31, 2023, we had working capital surpluses of $167.6 million and $169.6 million, respectively.
Credit Facility
As described in “Note 6. Debt—Credit Facility”, the Company has a Credit Facility which includes the fully drawn Term Loans as of June 30, 2024, and a $60 million undrawn Revolver. The Term Loans mature on August 6, 2026, after the scheduled quarterly principal amortization. The undrawn Revolver matures on August 6, 2024, and currently, the Company has no intent or need to draw on this Revolver before its maturity.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023

	(dollars in thousands)
Consolidated Statements of Cash Flow data:
Net cash provided by operating activities	$10,591	$22,847
Net cash used in investing activities	(457)	(504)
Net cash used in financing activities	(14,298)	(8,814)
Effect of exchange rate fluctuations on cash	(20)	374
Change in cash and cash equivalents	(4,184)	13,903
Cash and cash equivalents, beginning of period	236,559	248,653
Cash and cash equivalents, end of period	$232,375	$262,556
Cash Flows from Operating Activities
Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Our working capital consists primarily of cash, receivables from customers, prepaid assets, unbilled professional services, deferred commissions, accounts payable, accrued compensation and other accrued expenses, lease liabilities, and deferred revenues. The volume of professional services rendered, the volume and timing of customer bookings and contract renewals, and the related timing of collections on those bookings and renewals, as well as the timing of spending commitments and payments of our accounts payable, accrued expenses, accrued payroll and related benefits, all affect these account balances.
Cash provided by operating activities was $10.6 million for the six months ended June 30, 2024 compared to cash provided by operating activities of $22.8 million for the six months ended June 30, 2023, a decrease of approximately $12.3 million driven by changes in net loss and non-cash adjustments to operating cash flow. Changes in working capital for the six months ended June 30, 2024 included collections on accounts receivable, increases in prepaid and other current assets, payments of current liabilities and decreases in deferred revenue.
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
For the six months ended June 30, 2024, cash used in investing activities consisted of purchases of property and equipment of $0.5 million.
Cash Flows from Financing Activities
Historically, our primary financing activities have consisted of capital raised to fund our acquisitions, proceeds from debt obligations incurred to finance our acquisitions, repayments and servicing of our debt obligations, share repurchases and share based employee payroll tax payment activity.
Cash used in financing activities changed by $5.5 million for the six months ended June 30, 2024 compared to the same period in 2023 due to $11.0 million used for Common Stock repurchases in 2024 and $5.5 million used for payments for additional consideration to sellers of businesses in 2023.

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
The following critical accounting policies reflect significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•income taxes; and
•goodwill and other intangibles.
We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 1, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and six months ended June 30, 2024, as presented herein and in “Item 1. Financial Statements” to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024 (the “Annual Report”). Please refer to our Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
In August 2019, the Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt, effectively converting the entire balance of the Company's Term Loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7-year term of debt. On August 24, 2023, the Company sold a portion of their interest rate swaps received $20.5 million of net cash proceeds. After giving effect to such sale, $257.2 million of the Term Loans has an effective annualized fixed interest rate of 5.4%, and the remaining principal outstanding at June 30, 2024 has a floating interest rate of 9.2% based on the interest rate as described in “Note 6. Debt.
The interest rate associated with our $60 million Revolver that matures August 6, 2024 remains floating.
As of June 30, 2024, we had an outstanding balance of $479.4 under our Term Loans that mature August 6, 2026. Based on the Company’s outstanding balance of variable rate debt at June 30, 2024, a hypothetical change of 100 basis points could have resulted in a $1.1 million million increase to total interest expense for the six months ended June 30, 2024.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, Canadian dollars, Indian Rupees, British pounds, Euros, and Israeli New Shekels and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business could have resulted in a change in revenue of $3.1 million for the six months ended June 30, 2024. We have not previously engaged in any currency hedging strategies. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In the three months ended June 30, 2024, the Company purchased 966,051 shares as part of the Stock Repurchase Plan at an average price of $2.84 per shares, excluding commission costs and the impact of excise taxes. As of June 30, 2024, the Share Repurchase Plan was complete and no further amounts are available for share repurchases.
The following table provides information about purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2024.

Period	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
4/1/2024 - 4/30/2024	438,772	$2.51	438,772	$1,675,000
5/1/2024 - 5/31/2024	527,279	$3.11	527,279	$—
6/1/2024 - 6/30/2024	—	$—	—	$—
	966,051		966,051
(1) Average price paid per share excludes commission costs and excise taxes associated with the above mentioned repurchases.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

4.1
Tax Benefit Preservation Plan, dated as June 5, 2024, by and between Upland Software, Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent (which is incorporated herein by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on June 5, 2024).

10.1	Upland Software, Inc. 2024 Omnibus Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 5, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended June 30, 2024, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Upland Software, Inc., (ii) condensed consolidated statements of operations of Upland Software, Inc., (iii) condensed consolidated statements of comprehensive income/(loss) of Upland Software, Inc., (iv) condensed consolidated statement of stockholders’ equity of Upland Software, Inc., (v) condensed consolidated statements of cash flows of Upland Software, Inc. and (vi) notes to unaudited condensed consolidated financial statements of Upland Software, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: August 1, 2024	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer