Form 10-K/A
period 2023-12-31
Upland Software, Inc.
filed 2024-11-07
CIK 1505155

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents incorporated by reference:
Portions of the registrant’s definitive proxy statement related to its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement was filed with the U.S. Securities and Exchange Commission on April 26, 2024 (File No. 001-36720).

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2023, filed by Upland Software, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on February 22, 2024 (the “Original Form 10-K”). Unless otherwise indicated or unless the context requires otherwise, all references herein to this Annual Report on Form 10-K, this Form 10-K, this Annual Report and similar names refer to the Original Form 10-K, as amended by this Amendment.
Subsequent to the Original Form 10-K filing, Ernst & Young LLP (“EY”), our external auditor, conducted a routine internal quality review and communicated a previously unidentified deficiency existed in our internal control over financial reporting related to a management review control over prospective financial information used in the Company’s goodwill impairment assessment, and specifically, not sufficiently performing and documenting the reasonableness of significant assumptions used therein. Solely as a result of this deficiency, the Company concluded that it had a material weakness in internal controls over financial reporting as of December 31, 2023.
The material weakness did not result in any misstatement of our consolidated financial statements for the year ended December 31, 2023 included in our Original Form 10-K, and accordingly, we have concluded that the consolidated financial statements and other financial information included in our Original Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented.
This Amendment is being filed to (i) amend Part II, Item 9A—Controls and Procedures to address management's re-evaluation of disclosure controls and procedures and reflect the identification of a material weakness in internal control over financial reporting, (ii) amend EY’s opinion on our internal control over financial reporting, and (iii) amend EY’s opinion on the consolidated financial statements included in Part II, Item 8—Financial Statements and Supplementary Data of the Original Form 10-K solely to include a reference to EY’s updated report on internal control over financial reporting.
Part IV, Item 15—Exhibits and Financial Statement Schedules also has been amended to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. We are also filing an updated Consent of Independent Registered Public Accounting Firm, attached as Exhibit 23.1.
This Amendment is limited in scope to the portions of this Amendment set forth above, and does not modify, amend, or update in any way the any other items or disclosures contained in the Original Form 10-K, including the consolidated financial statements set forth in the Original Form 10-K.
Except as noted above, this Amendment has not been updated for other events or information subsequent to the date of the filing of the Original Form 10-K and should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024, except for the effect of the material weakness described in the third paragraph of that report, as to which the date is November 7, 2024, expressed an adverse opinion thereon.

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
Austin, Texas
February 22, 2024, except for the effect of the material weakness described in the second paragraph above, as to which the date is November 7, 2024.

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
At the time our Original Form 10-K was filed, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2023. Subsequent to the Original Form 10-K filing, our management, including our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such reevaluation, the Company’s management, under the oversight of the Chief Executive Officer and Chief Financial Officer, determined that the Company’s internal control over financial reporting was not effective as of that date due to the identification of a material weakness as described below.
Notwithstanding the identified material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of the Original Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with U.S. GAAP.
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
Prior to the Original Form 10-K filing, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“2013 COSO framework”). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel utilizing the 2013 COSO framework. Based on that assessment of those established criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Subsequent to the Original Form 10-K filing, management, including our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our internal control over financial reporting using the 2013 COSO framework. Based on such reevaluation, the Company’s management, under the oversight of the Chief Executive Officer and Chief Financial Officer, determined that the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to a material weakness in the design and operation of a management review control over prospective financial information used in the Company’s goodwill impairment assessment, and specifically, not sufficiently performing and documenting the reasonableness of significant assumptions used therein.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness did not result in any misstatement of our consolidated financial statements or disclosures for the year ended December 31, 2023, included in our Original Form 10-K, and accordingly, we have concluded that the consolidated financial statements and other financial information included in our Original Form 10-K present fairly in all material respects the Company’s financial position, results of operations, and cash flows. This material weakness therefore does not require any adjustments to those consolidated financial statements.
The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued a revised attestation report on the effectiveness of the Company’s internal control over financial reporting, included in this Amendment.

Remediation Plan
Our management is committed to maintaining a strong internal control environment. In response to the material weakness identified above, management, with the oversight of the Audit Committee of the Board of Directors, has evaluated the material weakness described above and designed a remediation plan to enhance our internal control environment. To remediate the material weakness, we plan to enhance the design, including the precision, of management’s review control over prospective financial information used in the Company’s goodwill impairment assessment, and specifically, the evaluation of significant assumptions utilized in the development of that prospective financial information. In addition, we will retain incremental evidence of the execution of such procedures.
Changes in Internal Control over Financial Reporting
Except for the material weakness as described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Upland Software, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Upland Software, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Upland Software, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
In our report dated February 22, 2024, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria. Management has subsequently identified a deficiency in controls over prospective financial information used in the Company’s goodwill impairment assessment, and has further concluded that such deficiency represented a material weakness as of December 31, 2023. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2023. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2023, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in the design and operation of a management review control over prospective financial information used in the goodwill impairment assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 22, 2024, except for the effect of the material weakness described in the second paragraph above, as to which the date is November 7, 2024, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst & Young LLP
Austin, Texas
February 22, 2024, except for the effect of the material weakness described in the third paragraph above, as to which the date is November 7, 2024.

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
(c) Exhibits
See Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporated by reference.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature pages hereto)
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

Upland Software, Inc.

Date: November 7, 2024	By:	/s/ John T. McDonald
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and Chairman	November 7, 2024
John T. McDonald	(Principal Executive Officer)

/s/ Michael D. Hill	Chief Financial Officer and Treasurer	November 7, 2024
Michael D. Hill	(Principal Financial Officer and Principal Accounting Officer)

/s/Timothy W. Mattox	Director	November 7, 2024
Timothy W. Mattox

/s/ David D. May	Director	November 7, 2024
David D. May

/s/ Stephen E. Courter	Director	November 7, 2024
Stephen E. Courter

/s/ Teresa M. Walsh	Director	November 7, 2024
Teresa M. Walsh

/s/ David H.S. Chung	Director	November 7, 2024
David H.S. Chung