Form 10-Q/A
period 2024-03-31
Upland Software, Inc.
filed 2024-11-07
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment #1)

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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed by Upland Software, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 2, 2024 (the “Original Form 10-Q”). Unless otherwise indicated or unless the context requires otherwise, all references herein to this Quarterly Report on Form 10-Q, this Form 10-Q, this Quarterly Report and similar names refer to the Original Form 10-Q, as amended by this Amendment.
Subsequent to the filing of the Original Form 10-Q, Ernst & Young LLP (“EY”), our external auditor, conducted a routine internal quality review and communicated a previously unidentified deficiency existed in our internal control over financial reporting related to a management review control over prospective financial information used in the Company’s goodwill impairment assessment, and specifically, not sufficiently performing and documenting the reasonableness of significant assumptions used therein. Solely as a result of this deficiency, the Company concluded that it had a material weakness in internal controls over financial reporting as of December 31, 2023, which had not been remediated as of March 31, 2024.
The material weakness did not result in any misstatement of our condensed consolidated financial statements for the quarter ended March 31, 2024 included in our Original Form 10-Q, and accordingly, we have concluded that the condensed consolidated financial statements and other financial information included in our Original Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented. Furthermore, we have determined that given the material weakness, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2024.
This Amendment is being filed to (i) amend Part I, Item 4—Controls and Procedures to address management's re-evaluation of disclosure controls and procedures.
Part II, Item 6—Exhibits also has been amended to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.
This Amendment is limited in scope to the portions of this Amendment set forth above, and does not modify, amend, or update in any way the any other items or disclosures contained in the Original Form 10-Q, including the condensed consolidated financial statements set forth in the Original Form 10-Q.
Except as noted above, this Amendment has not been updated for other events or information subsequent to the date of the filing of the Original Form 10-Q and should be read in conjunction with the Original Form 10-Q and our other filings with the SEC.

Upland Software, Inc.

PART I - FINANCIAL INFORMATION

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. At the time our Original Form 10-Q was filed, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2024. Subsequent to the Original Form 10-Q filing, our management, including our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such reevaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to a material weakness in the design and operation of a management review control over prospective financial information used in the Company’s goodwill impairment assessment, and specifically, not sufficiently performing and documenting the reasonableness of significant assumptions used therein, that had not been remediated as of March 31, 2024.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
Notwithstanding this material weakness, our management has concluded that the condensed consolidated financial statements as filed in the Original Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
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
Changes in Internal Control over Financial Reporting
Except for the material weakness described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 6. Exhibits

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

UPLAND SOFTWARE, INC.
Dated: November 7, 2024	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer