Form 10-Q/A
period 2024-06-30
Upland Software, Inc.
filed 2024-11-07
CIK 1505155

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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed by Upland Software, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on August 1, 2024 (the “Original Form 10-Q”). Unless otherwise indicated or unless the context requires otherwise, all references herein to this Quarterly Report on Form 10-Q, this Form 10-Q, this Quarterly Report and similar names refer to the Original Form 10-Q, as amended by this Amendment.
Subsequent to the filing of the Original Form 10-Q, Ernst & Young LLP (“EY”), our external auditor, conducted a routine internal quality review and communicated a previously unidentified deficiency existed in our internal control over financial reporting related to a management review control over prospective financial information used in the Company’s goodwill impairment assessment, and specifically, not sufficiently performing and documenting the reasonableness of significant assumptions used therein. Solely as a result of this deficiency, the Company concluded that it had a material weakness in internal controls over financial reporting as of December 31, 2023, which had not been remediated as of June 30, 2024.
The material weakness did not result in any misstatement of our condensed consolidated financial statements for the quarter ended June 30, 2024 included in our Original Form 10-Q, and accordingly, we have concluded that the condensed consolidated financial statements and other financial information included in our Original Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented. Furthermore, we have determined that given the material weakness, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2024.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. At the time our Original Form 10-Q was filed, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2024. Subsequent to the Original Form 10-Q filing, our management, including our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such reevaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to a material weakness in the design and operation of a management review control over prospective financial information used in the Company’s goodwill impairment assessment, and specifically, not sufficiently performing and documenting the reasonableness of significant assumptions used therein, that had not been remediated as of June 30, 2024.
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

3