Form 10-Q
period 2024-09-30
Upland Software, Inc.
filed 2024-11-07
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
As of November 5, 2024, 27,440,968 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
Item 1. Financial Statements

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$59,739	$236,559
Accounts receivable (net of allowance of $385 and $572 at September 30, 2024, and December 31, 2023, respectively)	31,849	38,765
Deferred commissions, current	9,192	10,429
Unbilled receivables	3,505	2,701
Income tax receivable, current	2,931	3,775
Prepaid expenses and other current assets	10,731	8,004
Total current assets	117,947	300,233
Tax credits receivable	1,319	1,657
Property and equipment, net	1,559	1,932
Operating lease right-of-use asset	1,595	2,929
Intangible assets, net	142,652	182,349
Goodwill	269,010	353,778
Deferred commissions, noncurrent	11,866	12,568
Interest rate swap assets	8,576	14,270
Other assets	414	308
Total assets	$554,938	$870,024
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,788	$8,137
Accrued compensation	6,707	7,174
Accrued expenses and other current liabilities	6,085	7,050
Deferred revenue	92,740	102,763
Operating lease liabilities, current	1,278	2,351
Current maturities of notes payable (includes unamortized discount of $2,022 and $2,228 at September 30, 2024, and December 31, 2023, respectively)	3,378	3,172
Total current liabilities	118,976	130,647
Notes payable, less current maturities (includes unamortized discount of $1,688 and $3,148 at September 30, 2024, and December 31, 2023, respectively)	293,912	473,502
Deferred revenue, noncurrent	3,296	3,860
Operating lease liabilities, noncurrent	843	1,597
Noncurrent deferred tax liability, net	14,706	16,025
Other long-term liabilities	489	461
Total liabilities	432,222	626,092
Mezzanine equity:
Series A Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 115,000 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	121,809	117,638
Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 27,440,968 and 29,908,407 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	3	3
Additional paid-in capital	605,353	608,995
Accumulated other comprehensive income (loss)	(6,275)	6,168
Accumulated deficit	(598,174)	(488,872)
Total stockholders’ equity	907	126,294
Total liabilities, convertible preferred stock and stockholders’ equity	$554,938	$870,024
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Subscription and support	$63,771	$69,962	$196,353	$213,370
Perpetual license	1,106	1,494	4,306	4,317
Total product revenue	64,877	71,456	200,659	217,687
Professional services	1,815	2,665	6,108	7,987
Total revenue	66,692	74,121	206,767	225,674
Cost of revenue:
Subscription and support	18,449	20,853	57,525	66,411
Professional services and other	1,256	2,085	3,703	6,241
Total cost of revenue	19,705	22,938	61,228	72,652
Gross profit	46,987	51,183	145,539	153,022
Operating expenses:
Sales and marketing	16,325	16,860	50,134	46,904
Research and development	11,432	12,740	36,072	37,713
General and administrative	11,051	14,597	38,163	47,369
Depreciation and amortization	11,490	14,262	34,266	44,209
Acquisition-related expenses	—	443	—	2,609
Impairment of goodwill	—	—	87,227	128,755
Total operating expenses	50,298	58,902	245,862	307,559
Loss from operations	(3,311)	(7,719)	(100,323)	(154,537)
Other income (expense):
Interest income (expense), net	2,337	(2,525)	(7,677)	(13,362)
Other income (expense), net	(229)	103	(109)	911
Total other income (expense)	2,108	(2,422)	(7,786)	(12,451)
Loss before benefit from (provision for) income taxes	(1,203)	(10,141)	(108,109)	(166,988)
Benefit from (provision for) income taxes	(530)	1,471	(1,193)	3,126
Net loss	$(1,733)	$(8,670)	$(109,302)	$(163,862)
Preferred stock dividends	(1,406)	(1,344)	(4,171)	(3,988)
Net loss attributable to common stockholders	$(3,139)	$(10,014)	$(113,473)	$(167,850)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.12)	$(0.31)	$(4.07)	$(5.17)
Weighted-average common shares outstanding, basic and diluted	27,292,410	32,579,544	27,850,947	32,438,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(1,733)	$(8,670)	$(109,302)	$(163,862)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,615	(4,103)	1,796	(3,248)
Unrealized translation gain (loss) on foreign currency denominated intercompany loans, net of taxes	4,138	(2,588)	2,468	1,111
Interest rate swaps	(14,428)	(3,496)	(16,707)	(3,745)
Other comprehensive income (loss):	$(5,675)	$(10,187)	$(12,443)	$(5,882)
Comprehensive loss	$(7,408)	$(18,857)	$(121,745)	$(169,744)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	115,000	$120,403	27,265,746	$3	$603,526	$(600)	$(596,441)	$6,488
Dividends accrued - Convertible Preferred Stock	—	1,406	—	—	(1,406)	—	—	(1,406)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	175,222	—	(190)	—	—	(190)
Stock-based compensation	—	—	—	—	3,423	—	—	3,423
Foreign currency translation adjustment	—	—	—	—	—	4,615	—	4,615
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	4,138	—	4,138
Interest rate swaps	—	—	—	—	—	(14,428)	—	(14,428)
Net loss			—	—	—	—	(1,733)	(1,733)
Balance at September 30, 2024	115,000	$121,809	27,440,968	$3	$605,353	$(6,275)	$(598,174)	$907

	Three Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	115,000	$114,935	32,654,615	$3	$616,556	$15,415	$(464,190)	$167,784
Dividends accrued - Convertible Preferred Stock	—	1,344	—	—	(1,344)	—	—	(1,344)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	269,754	—	(353)	—	—	(353)
Stock repurchases and retirements	—	—	(783,356)	—	(3,215)	—	—	(3,215)
Stock-based compensation	—	—	—	—	5,360	—	—	5,360
Foreign currency translation adjustment	—	—	—	—	—	(4,103)	—	(4,103)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	(2,588)	—	(2,588)
Interest rate swaps	—	—	—	—	—	(3,496)	—	(3,496)
Net loss	—	—	—	—	—	—	(8,670)	(8,670)
Balance at September 30, 2023	115,000	$116,279	32,141,013	$3	$617,004	$5,228	$(472,860)	$149,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Equity - continued
(unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	115,000	$117,638	29,908,407	$3	$608,995	$6,168	$(488,872)	$126,294
Dividends accrued - Convertible Preferred Stock	—	4,171	—	—	$(4,171)	—	—	(4,171)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	741,266	—	(753)	—	—	(753)
Stock repurchases and retirements	—	—	(3,208,705)	—	(10,796)	—	—	(10,796)
Stock-based compensation	—	—	—	—	12,078	—	—	12,078
Foreign currency translation adjustment	—	—	—	—	—	1,796	—	1,796
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	2,468	—	2,468
Interest rate swaps	—	—	—	—	—	(16,707)	—	(16,707)
Net loss	—	—	—	—	—	—	(109,302)	(109,302)
Balance at September 30, 2024	115,000	$121,809	27,440,968	$3	$605,353	$(6,275)	$(598,174)	$907

	Nine Months Ended September 30, 2023
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	115,000	$112,291	32,221,855	$3	$606,755	$11,110	$(308,998)	$308,870
Dividends accrued - Convertible Preferred Stock	—	3,988	—	—	(3,988)	—	—	(3,988)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	702,514	—	(740)	—	—	(740)
Stock repurchases and retirements	—	—	(783,356)	—	(3,215)	—	—	(3,215)
Stock-based compensation	—	—	—	—	18,192	—	—	18,192
Foreign currency translation adjustment	—	—	—	—	—	(3,248)	—	(3,248)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries, net of taxes	—	—	—	—	—	1,111	—	1,111
Interest rate swaps	—	—	—	—	—	(3,745)	—	(3,745)
Net loss	—	—	—	—	—	—	(163,862)	(163,862)
Balance at September 30, 2023	115,000	$116,279	32,141,013	$3	$617,004	$5,228	$(472,860)	$149,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Operating activities
Net loss	$(109,302)	$(163,862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,406	54,475
Deferred income taxes	(1,265)	(2,651)
Amortization of deferred costs	9,152	9,909
Foreign currency re-measurement gain	(759)	(983)
Non-cash interest, net and other income, net	(9,268)	(2,080)
Non-cash stock-based compensation expense	12,078	18,192
Non-cash loss on impairment of goodwill	87,227	128,755
Non-cash loss on retirement of fixed assets	18	46
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	7,093	10,168
Prepaid expenses and other current assets	(2,705)	(5,405)
Other assets	(7,159)	12,259
Accounts payable	641	(871)
Accrued expenses and other liabilities	(1,396)	(4,729)
Deferred revenue	(10,863)	(12,069)
Net cash provided by operating activities	14,898	41,154
Investing activities
Purchase of property and equipment	(562)	(1,034)
Net cash used in investing activities	(562)	(1,034)
Financing activities
Payments of debt costs	(77)	(190)
Payments on notes payable	(181,050)	(39,050)
Stock repurchases and retirement	(10,958)	(3,215)
Taxes paid related to net share settlement of equity awards	(753)	(742)
Issuance of common stock, net of issuance costs	—	2
Additional consideration paid to sellers of businesses	—	(5,550)
Net cash used in financing activities	(192,838)	(48,745)
Effect of exchange rate fluctuations on cash	1,682	(437)
Change in cash and cash equivalents	(176,820)	(9,062)
Cash and cash equivalents, beginning of period	236,559	248,653
Cash and cash equivalents, end of period	$59,739	$239,591
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$24,409	$23,147
Cash paid (received) for taxes, net of refunds	$1,802	$6,227
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K.
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
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 7, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable and the Company’s interest rate swaps. The Company’s cash and cash equivalents are placed with high quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers and generally does not require collateral. To manage accounts receivable credit risk, the Company performs periodic credit evaluations of its customers and maintains current expected credit losses which considers such factors as historical loss information, geographic location of customers, current market conditions, and reasonable and supportable forecasts.
No individual customer represented more than 10% of total revenues for the nine months ended September 30, 2024, or more than 10% of accounts receivable as of September 30, 2024 or December 31, 2023.
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
The Company’s financial instruments consist principally of cash and cash equivalents, money market funds, accounts receivable, accounts payable, interest rate swaps, and debt. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value, primarily due to short maturities.

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2024
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$37,364	$—	$—	$37,364
Interest rate swaps	—	8,576	—	8,576
Total	$37,364	$8,576	$—	$45,940

	Fair Value Measurements at December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$211,661	$—	$—	$211,661
Interest rate swaps	—	14,270	—	14,270
Total	$211,661	$14,270	$—	$225,931
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
Debt
The Company believes the carrying value of its long-term debt at September 30, 2024 approximates its fair value based on its variable interest rate feature and interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at September 30, 2024 and December 31, 2023 was $301.0 million and $482.1 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the nine months ended September 30, 2024 are summarized in the table below (in thousands):

Balance at December 31, 2023	$353,778
Impairment of goodwill	(87,227)
Foreign currency translation adjustment	2,459
Balance at September 30, 2024	$269,010
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

The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2024:		(unaudited)
Customer relationships	1-10	$360,045	$235,505	$124,540
Trade name	1.5-10	9,636	8,010	1,626
Developed technology	4-9	88,154	71,823	16,331
Favorable Leases	6.3	274	119	155
Total intangible assets		$458,109	$315,457	$142,652

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2023:
Customer relationships	1-10	$378,923	$222,436	$156,487
Trade name	1.5-10	10,012	7,862	2,150
Developed technology	4-9	94,103	70,582	23,521
Favorable Leases	6.3	280	89	191
Total intangible assets		$483,318	$300,969	$182,349
Management recorded no impairments of intangible assets during the three and nine months ended September 30, 2024 and September 30, 2023.
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life.
Total amortization expense was $13.5 million and $40.5 million during the three and nine months ended September 30, 2024, respectively and $17.2 million and $53.4 million for the three and nine months ended September 30, 2023, respectively.

5. Income Taxes
The Company’s income tax expense (benefit) for the three and nine months ended September 30, 2024 and September 30, 2023 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The income tax expense of $0.5 million and $1.2 million for the three and nine months ended September 30, 2024, respectively, is largely comprised of foreign income taxes associated with our combined non-U.S. operations which is partially offset for nine months ended September 30, 2024 by the non-cash impact of deferred taxes related to the goodwill impairment recorded in the first quarter of 2024.
The income tax benefit of $1.5 million and $3.1 million for the three and nine months ended September 30, 2023, respectively, is primarily related to foreign income taxes associated with our combined non U.S. operations , the reduction of uncertain tax position due to expiration of related statutes of limitation specific to the quarter ended September 30, 2023 and the non-cash impact of deferred taxes related to the goodwill impairment recorded during the first quarter of 2023 impacting the year-to-date balance. These tax benefits are offset by changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards.
The Company historically incurred operating losses in the United States prior to 2021 and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at September 30, 2024 and December 31, 2023, respectively. The company has also recorded valuation allowances in Germany, Australia and the United Kingdom to offset larger losses in those jurisdictions.
The Company has reflected uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets for which the balance is immaterial at September 30, 2024. The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction, several U.S. state jurisdictions and several foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2020 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2019, other than where cross-border transactions extend the statute of limitations. U.S. operating losses generated in years prior to 2020 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

6. Debt
Long-term debt consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Senior secured loans (includes unamortized discount of $3,710 and $5,376 based on an imputed interest rate of 6.7% and 7.6%, at September 30, 2024 and December 31, 2023, respectively)	$297,290	$476,674
Less current maturities	(3,378)	(3,172)
Total long-term debt	$293,912	$473,502
In August 2019, the Company entered into a credit agreement (the “Credit Facility”) which provided for (i) fully-drawn, 7 year, senior secured term loans (the “Term Loans”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”).
The Term Loans are repayable on a quarterly basis by an amount equal to 0.25% (1.00% per annum) of the aggregate principal amount of such loan. Any amount remaining unpaid is due and payable in full on August 6, 2026. The Revolver matured August 6, 2024. No amounts were drawn on the Revolver at the time of its maturity.
On August 15, 2024, the Company prepaid $175.0 million of the Term Loans and on September 30, 2024, prepaid an additional $2.0 million principal payment.
At the option of the Company, the Term Loans accrue interest at a per annum rate based on (i) the Base Rate (as defined below) plus a margin of 2.75% or (ii) the rate (not less than 0.00%) published by CME Group Benchmark Administration Limited (CBA), or as otherwise determined in accordance with the Credit Facility (based on a period equal to 1, 2, 3 or 6 months or, if available and agreed to by all relevant Lenders and the Agent, 12 months or such period of less than 1 month) plus a margin of 3.75%. The Base Rate for any day is a rate per annum equal to the greatest of (i) the prime rate in effect on such day, (ii) the Federal Funds Effective Rate (not less than 0.00%) in effect on such day plus ½ of 1.00%, and (iii) the Federal Funds Effective Rate for a one month interest period beginning on such day plus 1.00%. Accrued interest is paid quarterly or, with respect to Term Loans that are accruing interest based on the Federal Funds Effective Rate, at the end of the applicable interest rate period. At September 30, 2024, the floating interest rate was 9.1%.
Covenants
The Credit Facility contains customary affirmative and negative covenants. The Term Loans are secured by substantially all of the Company's assets.
As of September 30, 2024, the Company was in compliance with all covenants under the Credit Facility.
Interest rate swaps
In August 2019, the Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt, effectively converting the entire balance of the Company's Term Loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the 7-year term of debt. At the time the Company entered into the interest rate swap agreements, the Company designated all of the swaps as cash flow hedges and as such changes in fair value were recorded to accumulated other comprehensive income (loss) and reclassified to interest expense, net when the underlying transaction affected earnings.
In August 2023, the Company sold a portion of the notional amount of its interest rate swap assets back to the counterparties for $20.5 million. At that time, a $20.5 million gain was recorded in accumulated other comprehensive income related to the notional amount sold. That gain is being released to interest expense, net as interest is accrued on the Company’s variable-rate debt over the remaining term of the Term Loans as a decrease to interest expense, net. In August 2024, the Company prepaid $175 million of the Term Loans and as a result, $9.0 million of the deferred gain was released to interest expense, net.
In August 2024, the Company de-designated all of the interest rate swaps in conjunction with the August 2024 debt prepayment. The amount remaining in accumulated other comprehensive loss at the de-designation date was $11.4 million and is being amortized to interest expense, net over the effective period of the original interest rate swap agreements. Subsequent to the de-designation, changes in the fair value of the interest rate swaps are recorded to interest expense, net. For the three and nine months ended September 30, 2024, a decrease in the interest rate swaps fair value of $2.8 million was recognized in interest expense, net.

The impact of the Company’s derivative financial instruments on its condensed consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2024 and September 30, 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gain (loss) recognized in Other comprehensive income (loss) on interest rate swaps	(3,580)	$316	(2,917)	$67
Amounts reclassified from Accumulated other comprehensive income (loss) to interest expense, net	(10,848)	(3,812)	(13,790)	(3,812)
Total Other comprehensive income (loss) on interest rate swaps	$(14,428)	$(3,496)	$(16,707)	$(3,745)
Cash interest costs averaged 6.9% and 5.7% for the nine months ended September 30, 2024 and 2023, respectively.
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
The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net Loss	$(1,733)	$(8,670)	$(109,302)	$(163,862)
Preferred stock dividends and accretion	(1,406)	(1,344)	(4,171)	(3,988)
Net loss attributable to common stockholders	$(3,139)	$(10,014)	$(113,473)	$(167,850)
Denominator:
Weighted–average common shares outstanding, basic and diluted	27,292,410	32,579,544	27,850,947	32,438,682
Net loss per common share, basic and diluted	$(0.12)	$(0.31)	$(4.07)	$(5.17)

Due to the net losses for the three and nine months ended September 30, 2024 and September 30, 2023, respectively, basic and diluted loss per share were the same. The Company uses the application of the if-converted method for calculating diluted earnings per share on our Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on our stock options, restricted stock units and performance-based restricted stock units.
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

	September 30,
	2024	2023
Stock options	103,561	151,718
Restricted stock units	2,416,050	2,063,895
Performance restricted stock units	350,000	193,750
Series A Preferred Stock on an if-converted basis(1)	7,220,813	6,904,813
Total anti–dilutive common share equivalents	10,090,424	9,314,176
(1) As of September 30, 2024, the Series A Preferred Stock plus accumulated dividends totaled $126.4 million. The Series A Preferred Stock has a conversion price of $17.50 per share, as detailed in “Note 9. Mezzanine Equity”.

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
On August 23, 2022 (the “Closing Date”), the closing of the Investment (the “Closing”) occurred, and the Series A Preferred Stock was issued to the Purchaser. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses of $4.6 million comprised of transaction fees, and financial advisory and legal expenses which reduced the carrying value of the Series A Preferred Stock.
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

Dividend Provisions
The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an Initial Liquidation Preference of $1,000 per share, representing an aggregate Liquidation Preference (as defined below) of $1,000 upon issuance. Holders of the Series A Preferred Stock are entitled to the dividend at the rate of 4.5% per annum, within the first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The dividend can be paid, in the Company’s sole discretion, in cash or dividend in kind by adding to the Liquidation Preference of each share of Series A Preferred Stock outstanding. On June 7, 2023, the stockholders of the Company authorized, for purposes of complying with Nasdaq Listing Rules 5635(b) and (d), the issuance of shares of Common Stock underlying shares of Series A Preferred Stock in an amount equal to or in excess of 20% of the Common Stock outstanding immediately prior to the issuance of such Series A Preferred Stock (including upon the operation of anti-dilution provisions contained in the Certificate of Designation designating the terms of such Series A Preferred Stock). The Series A Preferred Stock is also entitled to fully participate in any dividends paid to the holders of Common Stock in cash, in stock or otherwise, on an as-converted basis. The Series A Preferred Stock had accrued unpaid dividends of $11.4 million as of September 30, 2024, representing 649,384 Common Stock shares upon conversion at $17.50 per share.
Liquidation Rights
In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into Common Stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of September 30, 2024, the Liquidation Preference of the Series A Preferred Stock was $126.4 million.
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
Share repurchase program
In September 2023, the Board of Directors authorized a stock repurchase program (the “Share Repurchase Plan”) in the aggregate amount of up to $25 million that allowed the Company to repurchase shares of its issued and outstanding Common Stock. The Share Repurchase Plan expired in May 2024 when the Company had repurchased all shares authorized for repurchase. 6,453,805 total shares were repurchased under the Share Repurchase Plan from September 2023 through its completion in May 2024.
In fiscal year 2024, the Company’s net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act. The excise tax is included as a reduction to accumulated deficit in the condensed consolidated statements of equity. Total accrued excise tax of $0.2 million is included in total cost of shares repurchased, excluded from average cost per share and excluded from total cash paid during the nine month period ended September 30, 2024 as the amount was unpaid at period end.
No stock repurchases were made during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company repurchased and subsequently retired 3,208,705 shares of Common Stock, for a total of $11.0 million cash paid under the Share Repurchase Plan.
As of September 30, 2024, the Share Repurchase Plan was complete and no further amounts are available for share repurchases.
Tax Benefit Preservation Plan and Preferred Stock Purchase Rights
Effective June 5, 2024, after approval of the Board and the Companys’ stockholders, the Company entered into the 2024 Tax Benefit Preservation Plan with Broadridge Corporate Issuer Solutions, LLC, as Rights Agent (the “2024 Tax Benefit Preservation Plan”). By adopting the 2024 Tax Benefit Preservation Plan, the Company is seeking to protect its ability to use its net operating loss carryforwards (“NOLs”) and other tax attributes to offset potential future income tax liabilities. The Company’s ability to use such NOLs and other tax attributes would be substantially limited if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The 2024 Tax Benefit Preservation Plan is intended to make it more difficult for the Company to undergo an ownership change by deterring any person from acquiring 4.9% or more of the outstanding shares of stock without the approval of the Board of Directors.
As part of the 2024 Tax Benefit Preservation Plan, the Board declared a dividend of one preferred stock purchase right (a “2024 Right”) for each outstanding share of Common Stock payable as of June 15, 2024. 27,030,605 2024 Rights were issued to the holders of record of shares of Common Stock. The description and terms of the 2024 Rights are set forth in the 2024 Tax Benefit Preservation Plan. The 2024 Rights trade with, and are inseparable from, the Common Stock, and the record holders of shares of Common Stock are the record holders of the 2024 Rights. The 2024 Rights are not exercisable until the Distribution Date, as defined in the 2024 Tax Benefit Preservation Plan.
After the Distribution Date, each 2024 Right will be exercisable to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.0001 per share, of the Company (the “Series B Preferred”), at a purchase price of $15.25 per one one-thousandth of a share of Series B Preferred, subject to adjustment as provided in the 2024 Tax Benefit Preservation Plan. Until a 2024 Right is exercised or exchanged, the holder thereof, as such, will have no rights as a stockholder of the Company by virtue of holding such Right, including, without limitation, the right to vote and to receive dividends. The Board may adjust the Purchase Price, the number of shares of Series B Preferred issuable and the number of outstanding 2024 Rights to prevent dilution that may occur from a stock dividend, a stock split, a reclassification of the Series B Preferred or Common Stock or certain other specified transactions. No adjustments to the Purchase Price of less than 1% are required to be made.

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
Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of two elements, net loss and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ equity section of our condensed consolidated balance sheets and are excluded from net loss. Our other comprehensive income consists primarily of foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar, unrealized translation losses on intercompany loans with foreign subsidiaries, and realized and unrealized gains on interest rate swaps.
The following table shows the components of accumulated other comprehensive income (loss), net of income taxes, (“AOCI”) in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2024	December 31, 2023
Foreign currency translation adjustment	$(18,151)	$(19,947)
Unrealized translation loss on intercompany loans with foreign subsidiaries, net of taxes	(862)	(3,330)
Unrealized gain on interest rate swaps, net of amounts reclassified into interest expense, net	11,353	14,270
Realized gain on interest rate swap sale, net of amounts reclassified into interest expense, net	1,385	15,175
Total accumulated other comprehensive income (loss)	$(6,275)	$6,168
The Company has intercompany loans that were used to fund the acquisitions of foreign subsidiaries. Due to the long-term nature of the loans, the unrealized translation gains (losses) resulting from re-measurement are recognized as a component of AOCI. The unrealized translation gains (losses) on intercompany loans with foreign subsidiaries as of September 30, 2024 is net of income tax expense of $3.2 million. The tax impact related to unrealized translation gains (losses) on intercompany loans for the three and nine months ended September 30, 2024 was $0.1 million expense and $0.3 million benefit, respectively. The tax impact related to unrealized translation gains (losses) on intercompany loans for the three and nine months ended September 30, 2023 was a $0.8 million benefit and a $0.2 million provision, respectively. The income tax expense/benefit allocated to each component of other comprehensive income for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
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

The following table summarizes PSU and RSU activity during the nine months ended September 30, 2024:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2023	1,858,847	$9.76
Granted	2,142,687	4.12
Vested	(1,050,597)	9.03
Forfeited	(184,887)	8.71
Unvested restricted units outstanding as of September 30, 2024	2,766,050	$5.73
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
The range of significant assumptions used in the Monte Carlo simulation model for the PSUs granted during the nine months ended September 30, 2024 was as follows:

Expected volatility	74.6% - 62.06%
Risk-free interest rate	4.4% - 4.0%
Remaining performance period (in years)	2.73 - 3.08
Dividend yield	—
The Company recognizes stock-based compensation expense from all awards in the following expense categories included in our condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$199	$246	$584	$850
Research and development	470	608	1,714	1,911
Sales and marketing	398	429	1,156	1,563
General and administrative	2,356	4,077	8,624	13,868
Total	$3,423	$5,360	$12,078	$18,192

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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of September 30, 2024 and December 31, 2023, unbilled receivables were $3.5 million and $2.7 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. We utilize the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the nine months ended September 30, 2024.
Amortization of deferred commissions in excess of commissions capitalized for the three and nine months ended September 30, 2024 was $0.9 million and $1.9 million, respectively.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the nine months ended September 30, 2024, we recognized $90.2 million and $2.0 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of September 30, 2024, approximately $242.7 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the United States, United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Subscription and support:
United States	$45,829	$49,884	$140,894	$152,287
United Kingdom	8,185	9,371	25,657	28,205
Canada	3,241	3,348	9,786	10,281
Other International	6,516	7,359	20,016	22,597
Total subscription and support revenue	63,771	69,962	196,353	213,370
Perpetual license:
United States	501	409	2,072	1,786
United Kingdom	100	222	255	514
Canada	35	38	186	94
Other International	470	825	1,793	1,923
Total perpetual license revenue	1,106	1,494	4,306	4,317
Professional services:
United States	1,089	1,522	3,534	4,676
United Kingdom	211	336	725	1,046
Canada	139	225	473	684
Other International	376	582	1,376	1,581
Total professional service revenue	1,815	2,665	6,108	7,987
Total revenue	$66,692	$74,121	$206,767	$225,674

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2023.. In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•our plans regarding, and our ability to effectively manage, our growth, including with respect to our growth investments;
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

•our expectations as to the timing of the discontinuation of any Sunset Assets, as well as the composition of Sunset Assets (as defined below);
•our expectations as to the payment of dividends;
•our current level of indebtedness, including our exposure to variable interest rate risk;
•potential elimination or limitation of tax incentives or tax losses and/or reduction of U.S. federal net operating loss carryforwards (“NOLs”); and
•other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by this Quarterly Report on Form 10-Q and periodically updated as necessary in our future quarterly reports on Form 10-Q and other filings that we make with the SEC.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
Through a series of acquisitions and integrations, we have established a library of diverse software applications under the Upland brand that address specific digital transformation needs. Our revenue has grown from $149.9 million in the year ended December 31, 2018 to $297.9 million in the year ended December 31, 2023, representing a compound annual growth rate of 15%. During the nine months ended September 30, 2024 and 2023, foreign revenue as a percent of total revenue was 29% and 30%, respectively.
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
For the three-month period ended September 30, 2024, our Core Organic Growth Rate was negative 2.3%.
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

	Three Months Ended September 30,
	2024	2023

	(dollars in thousands)
Reconciliation of total revenue to core organic revenue:
Total revenue	$66,692	$74,121
Less:
Perpetual license revenue	1,106	1,494
Professional services revenue	1,815	2,665
Subscription and support revenue from Sunset Assets	6,838	11,525
Overage Charges	1,007	1,217
Core organic revenue	$55,926	$57,220
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(1,733)	$(8,670)	$(109,302)	$(163,862)
Add:
Depreciation and amortization expense	13,807	17,692	41,406	54,475
Interest expense (income), net	(2,337)	2,525	7,677	13,362
Other expense (income), net	229	(103)	109	(911)
Provision for (benefit from) income taxes	530	(1,471)	1,193	(3,126)
Stock-based compensation expense	3,423	5,360	12,078	18,192
Acquisition-related expense	—	443	—	2,609
Non-recurring litigation costs	24	277	152	427
Purchase accounting deferred revenue discount	57	106	198	465
Impairment of goodwill	—	—	87,227	128,755
Adjusted EBITDA	$14,000	$16,159	$40,738	$50,386
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$63,771	96%	$69,962	94%	$196,353	95%	$213,370	95%
Perpetual license	1,106	2%	1,494	2%	4,306	2%	4,317	2%
Total product revenue	64,877	98%	71,456	96%	200,659	97%	217,687	97%
Professional services	1,815	2%	2,665	4%	6,108	3%	7,987	3%
Total revenue	66,692	100%	74,121	100%	206,767	100%	225,674	100%
Cost of revenue:
Subscription and support (1)(3)	18,449	28%	20,853	28%	57,525	28%	66,411	29%
Professional services and other (1)	1,256	2%	2,085	3%	3,703	2%	6,241	3%
Total cost of revenue	19,705	30%	22,938	31%	61,228	30%	72,652	32%
Gross profit	46,987	70%	51,183	69%	145,539	70%	153,022	68%
Operating expenses:
Sales and marketing (1)	16,325	24%	16,860	23%	50,134	24%	46,904	21%
Research and development (1)	11,432	17%	12,740	17%	36,072	17%	37,713	17%
General and administrative (1)(2)	11,051	17%	14,597	20%	38,163	19%	47,369	21%
Depreciation and amortization	11,490	17%	14,262	19%	34,266	17%	44,209	20%
Acquisition-related expenses	—	—%	443	—%	—	—%	2,609	—%
Impairment of goodwill	—	—%	—	—%	87,227	42%	128,755	57%
Total operating expenses	50,298	75%	58,902	79%	245,862	119%	307,559	136%
Loss from operations	(3,311)	(5)%	(7,719)	(10)%	(100,323)	(49)%	(154,537)	(68)%
Other Expense:
Interest expense, net	2,337	4%	(2,525)	(3)%	(7,677)	(4)%	(13,362)	(6)%
Other income (expense), net	(229)	—%	103	—%	(109)	—%	911	—%
Total other expense	2,108	4%	(2,422)	(3)%	(7,786)	(4)%	(12,451)	(6)%
Loss before provision for income taxes	(1,203)	(1)%	(10,141)	(13)%	(108,109)	(53)%	(166,988)	(74)%
Benefit from (provision for) income taxes	(530)	(2)%	1,471	1%	(1,193)	—%	3,126	1%
Net loss	(1,733)	(3)%	(8,670)	(12)%	(109,302)	(53)%	(163,862)	(73)%
Preferred stock dividends and accretion	(1,406)	(2)%	(1,344)	(2)%	(4,171)	(2)%	(3,988)	(2)%
Net loss attributable to common shareholders	$(3,139)	(5)%	$(10,014)	(14)%	$(113,473)	(55)%	$(167,850)	(74)%
Net loss per common share:
Net loss per common share, basic and diluted	$(0.12)		$(0.31)		$(4.07)		$(5.17)
Weighted-average common shares outstanding, basic and diluted	27,292,410		32,579,544		27,850,947		32,438,682

(1) Includes stock-based compensation detailed under Share-based Compensation in “Item 1. Financial Statements—Note 10. Stockholders' Equity”.
(2) Includes general and administrative stock-based compensation of $2.4 million and $4.1 million for the three months September 30, 2024 and September 30, 2023, respectively, and $8.6 million and $13.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 13% and 14% for the three months ended September 30, 2024 and September 30, 2023, respectively, and 14% and 15% for the nine months ended September 30, 2024 and September 30, 2023.

(3) Includes depreciation and amortization of $2.3 million and $3.4 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $7.1 million and $10.3 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$63,771	$69,962	(9)%	$196,353	$213,370	(8)%
Perpetual license	1,106	1,494	(26)%	4,306	4,317	—%
Total product revenue	64,877	71,456	(9)%	200,659	217,687	(8)%
Professional services	1,815	2,665	(32)%	6,108	7,987	(24)%
Total revenue	$66,692	$74,121	(10)%	$206,767	$225,674	(8)%

Percentage of revenue:
Subscription and support	96%	94%		95%	95%
Perpetual license	2%	2%		2%	2%
Total product revenue	98%	96%		97%	97%
Professional services	2%	4%		3%	3%
Total revenue	100%	100%		100%	100%

For the Three Months Ended September 30, 2024
Total revenue was $66.7 million in the three months ended September 30, 2024, compared to $74.1 million in the three months ended September 30, 2023, a decrease of $7.4 million, or 10%. This decrease is primarily due to the expected decline in revenue from Sunset Assets of $4.7 million. The remaining decrease results from declines in core subscription and support revenue of $1.3 million, declines in overage charges related to core products of $0.1 million, declines in total professional services revenue of $0.9 million, and total perpetual license revenue of $0.4 million.
For the Nine Months Ended September 30, 2024
Total revenue was $206.8 million in the nine months ended September 30, 2024, compared to $225.7 million in the nine months ended September 30, 2023, a decrease of $18.9 million, or 8%. This decrease is due to expected decline in revenue from Sunset Assets of $13.7 million. The remaining decrease results from declines in core subscription and support revenue of $2.3 million, declines in overage charges related to core products of $1.0 million, and declines in total professional services revenue of $1.9 million due to fewer implementation projects.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$18,449	$20,853	(12)%	$57,525	$66,411	(13)%
Professional services and other	1,256	2,085	(40)%	3,703	6,241	(41)%
Total cost of revenue	19,705	22,938	(14)%	61,228	72,652	(16)%
Gross profit	$46,987	$51,183		$145,539	$153,022

Percentage of total revenue:
Subscription and support (1)	28%	28%		28%	29%
Professional services and other	2%	3%		2%	3%
Total cost of revenue	30%	31%		30%	32%
Gross profit	70%	69%		70%	68%

(1) Includes depreciation, amortization and stock compensation expense as follows:
Depreciation	$—	$1		$—	$5
Amortization	$2,317	$3,429		$7,140	$10,261
Stock Compensation	$199	$246		$584	$850
For the Three Months Ended September 30, 2024
Cost of subscription and support revenue was $18.4 million in the three months ended September 30, 2024, compared to $20.9 million in the three months ended September 30, 2023, a decrease of $2.5 million, or 12%. The decrease in cost of subscription and support revenue is primarily related to a decrease of $0.3 million in infrastructure costs, a $0.3 million decrease in variable telecom carrier costs, a $0.8 million decrease in personnel costs and a $1.1 million decrease in amortization of intangible assets related to our Sunset Assets.
Cost of professional services and other revenue was $1.3 million in the three months ended September 30, 2024, compared to $2.1 million in the three months ended September 30, 2023, a decrease of $0.8 million, or 40%. The decrease in cost of professional services was related to a decrease in personnel-related expenses.
For the Nine Months Ended September 30, 2024
Cost of subscription and support revenue was $57.5 million in the nine months ended September 30, 2024, compared to $66.4 million in the nine months ended September 30, 2023, a decrease of $8.9 million, or 13%. The decrease in cost of subscription and support revenue is primarily related to a decrease of $2.5 million in infrastructure costs, a $1.2 million decrease in variable telecom carrier costs, a decrease of $2.1 million in personnel-related costs, and a $3.1 million decrease in amortization of intangible assets related to our Sunset Assets.
Cost of professional services and other revenue was $3.7 million in the nine months ended September 30, 2024, compared to $6.2 million in the nine months ended September 30, 2023, a decrease of $2.5 million, or 41%. The decrease in cost of professional services was related to a decrease in personnel-related expenses.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(dollars in thousands)
Sales and marketing (1)	$16,325	$16,860	(3)%	$50,134	$46,904	7%
Percentage of total revenue	24%	23%		24%	21%

(1) Includes stock compensation expense as follows:
Stock Compensation	$398	$429		$1,156	$1,563
For the Three Months Ended September 30, 2024
Sales and marketing expense was $16.3 million in the three months ended September 30, 2024, compared to $16.9 million in the three months ended September 30, 2023, a decrease of $0.6 million, or 3%. The decrease in sales and marketing expense is attributable to decreases in personnel costs of $0.6 million related to our Sunset Assets.
For the Nine Months Ended September 30, 2024
Sales and marketing expense was $50.1 million in the nine months ended September 30, 2024, compared to $46.9 million in the nine months ended September 30, 2023, an increase of $3.2 million, or 7%. The increase in sales and marketing expense is attributable to an increase of $3.0 million in personnel costs and $1.0 million in marketing expense related to our core products and associated with the previously announced investments in our growth plan. Partially offsetting these growth plan investments are decreases in sales and marketing costs related to our Sunset Assets.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Research and development (1)	$11,432	$12,740	(10)%	$36,072	$37,713	(4)%
Percentage of total revenue	17%	17%		17%	17%

(1) Includes stock compensation expense as follows:
Stock Compensation	$470	$608		$1,714	$1,911
For the Three Months Ended September 30, 2024
Research and development expense was $11.4 million in the three months ended September 30, 2024, compared to $12.7 million in the three months ended September 30, 2023, a decrease of $1.3 million, or 10.3%. The decline in research and development expense is attributable to a $0.9 million decrease in personnel-related costs as we continue to shift our spending focus to our India Center of Excellence, as well as a $0.4 million decline in expenses related to our Sunset Assets.
For the Nine Months Ended September 30, 2024
Research and development expense was $36.1 million in the nine months ended September 30, 2024, compared to $37.7 million in the nine months ended September 30, 2023 a decrease of $1.6 million, or 4.4%. The decline in research and development expense is attributable to a $0.3 million decrease in personnel-related costs as we continue to shift our spending focus to our India Center of Excellence, as well as a $1.3 million decline in expenses related to our Sunset Assets.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
General and administrative (1)	$11,051	$14,597	(24)%	$38,163	$47,369	(19)%
Percentage of total revenue	17%	20%		19%	21%

(1) Includes stock compensation expense as follows:
Stock compensation	$2,356	$4,077		$8,624	$13,868
For the Three Months Ended September 30, 2024
General and administrative expense was $11.1 million in the three months ended September 30, 2024, compared to $14.6 million in the three months ended September 30, 2023, a decrease of $3.5 million, or 24%. This decrease is primarily due to a decrease of $2.8 million in personnel-related costs including a decrease of $1.7 million in non-cash stock compensation expense. Decreases in non-recurring litigation costs and tax-related professional fees also contributed $0.7 million to the decline in general and administrative expense.
For the Nine Months Ended September 30, 2024
General and administrative expense was $38.2 million in the nine months ended September 30, 2024, compared to $47.4 million in the nine months ended September 30, 2023, a decrease of $9.2 million, or 19%. This decrease is primarily due to reductions of $7.0 million in personnel-related costs including a decrease of $5.2 million in non-cash stock compensation expense. Decreases in non-recurring ligitation costs, legal-related professional fees and tax-related professional fees also contributed $1.7 million to the decline while decreases in other expenses comprised the remaining $0.5 million decrease in general and administrative expense.
Depreciation and Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$332	$451	(26)%	$909	$1,088	(16)%
Amortization	11,158	13,811	(19)%	33,357	43,121	(23)%
Total depreciation and amortization	$11,490	$14,262	(19)%	$34,266	$44,209	(22)%

Percentage of total revenue:
Depreciation	—%	—%		1%	1%
Amortization	17%	19%		16%	19%
Total depreciation and amortization	17%	19%		17%	20%
For the Three Months Ended September 30, 2024
Depreciation and amortization expense was $11.5 million in the three months ended September 30, 2024, compared to $14.3 million in the three months ended September 30, 2023, a decrease of $2.8 million, or 19%. This decrease resulted from certain intangible assets becoming fully amortized.
For the Nine Months Ended September 30, 2024
Depreciation and amortization expense was $34.3 million in the nine months ended September 30, 2024, compared to $44.2 million in the nine months ended September 30, 2023, a decrease of $9.9 million, or 22%. This decrease resulted from certain intangible assets becoming fully amortized.

Acquisition-related Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(dollars in thousands)
Acquisition-related expenses	$—	$443	(100)%	$—	$2,609	(100)%
Percentage of total revenue	—%	—%		—%	—%
For the Three Months Ended September 30, 2024
Acquisition-related expense was nil in the three months ended September 30, 2024, compared to $0.4 million in the three months ended September 30, 2023. We have had no new acquisitions since our two acquisitions during 2022. Acquisition-related expenses in the three months ended September 30, 2023 include expenses related to acquisitions closed in 2022.
For the Nine Months Ended September 30, 2024
Acquisition-related expense was nil in the nine months ended September 30, 2024, compared to $2.6 million in the nine months ended September 30, 2023. We have had no new acquisitions since our two acquisitions during 2022. Acquisition-related expenses in the nine months ended September 30, 2023 include expenses related to acquisitions closed in 2022.

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

Other Income (Expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(dollars in thousands)
Other expense:
Interest income (expense), net	$2,337	$(2,525)	(193)%	$(7,677)	$(13,362)	(43)%
Other income (expense), net	(229)	103	(322)%	(109)	911	(112)%
Total other expense	$2,108	$(2,422)	(187)%	$(7,786)	$(12,451)	(37)%

Percentage of total revenue:
Interest income (expense), net	4%	(3)%		(4)%	(6)%
Other income (expense), net	—%	—%		—%	—%
Total other expense	4%	(3)%		(4)%	(6)%
For the Three Months Ended September 30, 2024
Interest expense, net of interest income, was $2.3 million of net interest income in the three months ended September 30, 2024 compared to $2.5 million of net interest expense in the three months ended September 30, 2023, a change of $4.8 million or 193%. This was due primarily to prepayments on the Company’s Term Loans during the three months ended September 30, 2024, which resulted in an additional $9.0 million of the realized deferred gain from August 2023 being released from accumulated other comprehensive income to interest expense, net. In addition to this non-cash interest income, an additional $1.8 million of the deferred gain was amortized as a benefit to interest expense, net in the three months ended September 30, 2024. These interest income amounts were partially offset by interest expense, net of amounts received from interest rate swaps.
Other income (expense), net recognized during the three months ended September 30, 2024 and 2023 were related primarily to foreign currency exchange fluctuations.
For the Nine Months Ended September 30, 2024
Interest expense, net of interest income was $7.7 million in the nine months ended September 30, 2024, compared to $13.4 million in the nine months ended September 30, 2023, a decrease of $5.7 million, or 43%. The decrease in interest expense is primarily attributable to the recognition of $9.0 million of the realized deferred gain from August 2023 being released from accumulated other comprehensive income to interest expense, net due to prepayments on the Company’s Term Loans in August and September 2024. In addition to this non-cash interest income, an additional $4.8 million of the deferred gain was amortized as a credit to interest expense, net in the nine months ended September 30, 2024. These interest income amounts were offset by interest expense, net of amounts received from interest rate swaps.
Other expense, net was $0.1 million in the nine months ended September 30, 2024, compared to other income, net of $0.9 million in the nine months ended September 30, 2023. Other income (expense), net recognized in the nine months ended September 30, 2024 and September 30, 2023 related primarily to foreign currency exchange fluctuations.

Benefit from Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change

	(dollars in thousands)
Benefit from (provision for) income taxes	$(530)	$1,471	(136)%	$(1,193)	$3,126	(138)%
Percentage of total revenue	(2)%	1%		—%	1%
For the Three Months Ended September 30, 2024
Provision for income taxes was $0.5 million in the three months ended September 30, 2024, compared to a benefit from income taxes of $1.5 million in the three months ended September 30, 2023, resulting in an increase in expense from income taxes of $2.0 million. The increase for the three months ended September 30, 2024 related primarily to the foreign income taxes associated with our combined non-U.S. operations.
For the Nine Months Ended September 30, 2024
The provision for income taxes was $1.2 million in the nine months ended September 30, 2024, compared to a benefit from income taxes of $3.1 million in the nine months ended September 30, 2023, an increase in the provision of $4.3 million. This increase was largely comprised of foreign taxes associated with our combined non-U.S. operations, and was partially offset by the non-cash impact of deferred taxes related to the goodwill impairment recorded in the first quarter of 2024.

Liquidity and Capital Resources
We have financed our operations primarily through cash generated from operating activities, the raising of capital including sales of our Common Stock or our convertible preferred stock, and borrowings under our Credit Facility. We believe that current cash and cash equivalents, and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
As of September 30, 2024, we had cash and cash equivalents of $59.7 million and $301.0 million of borrowings outstanding under our Term Loans that mature August 6, 2026. As of December 31, 2023, we had cash and cash equivalents of $236.6 million and $482.1 million of borrowings outstanding under our Term Loans. The $176.8 million decrease in cash and cash equivalents from December 31, 2023 to September 30, 2024 was due primarily to $11.0 million paid to repurchase shares of the Company’s Common Stock, and $181.1 million in debt repayment which includes $177.0 million of prepayments made in the current quarter, offset by $14.9 million in cash flows from operations.
Our cash and cash equivalents held by our foreign subsidiaries was $33.8 million as of September 30, 2024 and $34.8 million as of December 31, 2023. Our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of September 30, 2024 and December 31, 2023, we had a working capital deficit of $1.0 million and a working capital surplus of $169.6 million, respectively.
Credit Facility
As described in “Note 6. Debt—Credit Facility”, the Company has a Credit Facility which includes the fully drawn Term Loans as of September 30, 2024. The Term Loans mature on August 6, 2026. The $60 million revolver under our Credit Facility expired in August 2024 with no amounts outstanding at the time of maturity.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023

	(dollars in thousands)
Consolidated Statements of Cash Flow data:
Net cash provided by operating activities	$14,898	$41,154
Net cash used in investing activities	(562)	(1,034)
Net cash used in financing activities	(192,838)	(48,745)
Effect of exchange rate fluctuations on cash	1,682	(437)
Change in cash and cash equivalents	(176,820)	(9,062)
Cash and cash equivalents, beginning of period	236,559	248,653
Cash and cash equivalents, end of period	$59,739	$239,591
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
Cash provided by operating activities was $14.9 million for the nine months ended September 30, 2024 compared to cash provided by operating activities of $41.2 million for the nine months ended September 30, 2023, a decrease of approximately $26.3 million driven by the $54.6 million decrease in net loss, and offset by the one-time $20.5 million cash gain on the sale of a portion of our interest rate swaps in the nine months ended September 30, 2023. Other changes in cash provided by operating activities were due to a decrease in non-cash interest expense, net related to the $9.0 million deferred gain that was released to interest expense, net, upon the prepayment of $175 million of the Company’s debt in August 2024 as compared to the $2.8 million deferred gain that was released to interest expense, net upon prepayment of $35 million of the Company’s debt in August 2023 as well as changes in working capital for the nine months ended September 30, 2024 which include collections on accounts receivable, increases in prepaid and other current assets, payments of current liabilities and decreases in deferred revenue.
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
Cash Flows from Investing Activities
Historically, our primary investing activities have consisted of acquisitions of complementary technologies and businesses. As our business grows and evolves, we expect our primary investing activities to continue to expand and refine our product library, customer base, and market access, as well as routine purchases of office equipment.
For the nine months ended September 30, 2024, cash used in investing activities consisted of purchases of property and equipment of $0.6 million compared to $1.0 million of purchases of property and equipment for the nine months ended September 30, 2023. The decrease in purchases of property and equipment was related to a one-time purchase of office software during the nine months ended September 30, 2023.
Cash Flows from Financing Activities
Historically, our primary financing activities have consisted of capital raised to fund our acquisitions, proceeds from debt obligations incurred to finance our acquisitions, repayments and servicing of our debt obligations, share repurchases and share based employee payroll tax payment activity.
Cash used in financing activities was $192.8 million for the nine months ended September 30, 2024 compared to $48.7 million for the nine months ended September 30, 2023, an increase of $144.1 million of cash used due to $142.0 million in additional payments on the Company’s Term Loans in the nine months ended September 30, 2024 over payments made in the nine months ended September 30, 2023, and an additional $7.7 million used for Common Stock repurchases in the nine months ended September 30, 2024 over the nine months ended September 30, 2024. These increases in cash used were offset by $5.6 million less cash used in nine months ended

September 30, 2024 for payments for additional consideration to sellers of businesses than in the nine months ended September 30, 2023.
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
The following critical accounting policies reflect significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•income taxes; and
•goodwill and other intangibles.
We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 7, 2024, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and nine months ended September 30, 2024, as presented herein and in “Item 1. Financial Statements” to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). Please refer to our Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
The Company has floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt with an annualized fixed rate of 5.4% through the maturity of the Term Loans. The total notional value of the interest rate swap agreements was $256.5 million at September 30, 2024. The Company’s Term Loans have a floating interest rate of 9.1% based on the interest rate as described in “Note 6. Debt. The effective cash interest rate for the nine months ended September 30, 2024 was 6.9%.
As of September 30, 2024, we had an outstanding balance of $301.0 million under our Term Loans that mature August 6, 2026. Based on the Company’s outstanding balance of variable rate debt at September 30, 2024, a hypothetical change of 100 basis points could have resulted in a $1.5 million increase to total interest expense for the nine months ended September 30, 2024.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition to the United States dollar, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, Canadian dollars, Indian Rupees, British pounds, Euros, and Israeli New Shekels and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business could have resulted in a change in revenue of $4.6 million for the nine months ended September 30, 2024. We have not previously engaged in any currency hedging strategies. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. As of December 31, 2023, management identified a material weakness in the design and operation of a management review control over prospective financial information used in the Company’s goodwill impairment assessment, and specifically, not sufficiently performing and documenting the reasonableness of significant assumptions used therein. Our remediation efforts with respect to this material weakness are continuing, and we have determined that this material weakness is continuing as of September 30, 2024. As a result, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weakness.
Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
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
Changes in Internal Control over Financial Reporting
Except for the material weakness described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during 2024 to the risk factors that were included in the Company's Annual Report on Form 10-K, except as shown below.

We have identified a material weakness in our internal control over financial reporting. If we fail to properly remediate this material weakness or if we are otherwise unable to maintain an effective system of internal control over financial reporting, material misstatements in our financial statements could occur and we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, our business, results of operations and financial condition, the trading price of our common stock, and our ability to remain listed on Nasdaq.

We identified a material weakness in our internal control over financial reporting related to a management review control over prospective financial information used in the Company’s goodwill impairment assessment, and specifically, not sufficiently performing and documenting the reasonableness of significant assumptions used therein. See Part I, Item 4 “Controls and Procedures” of this quarterly report for additional information about this material weakness and our remediation efforts.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary to provide reliable financial reporting and prevent fraud. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or regulatory investigations. We continue to evaluate and implement steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. The material weakness in our internal control over financial reporting will not be considered remediated until the management review control operates for a sufficient period of time and management concludes, through testing, that the control operates effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, specifically potential goodwill impairments, which could cause our financial results to be materially misstated. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, which could adversely affect investor confidence in us, our business, results of operations and financial condition, the trading price of our common stock, and our ability to remain listed on Nasdaq.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of our officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

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

101*
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended September 30, 2024, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Upland Software, Inc., (ii) condensed consolidated statements of operations of Upland Software, Inc., (iii) condensed consolidated statements of comprehensive income/(loss) of Upland Software, Inc., (iv) condensed consolidated statement of stockholders’ equity of Upland Software, Inc., (v) condensed consolidated statements of cash flows of Upland Software, Inc. and (vi) notes to unaudited condensed consolidated financial statements of Upland Software, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

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