Form 10-K
period 2024-12-31
Upland Software, Inc.
filed 2025-03-12
CIK 1505155

F

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $60.2 million based upon the closing price of $2.49 of such common stock on the Nasdaq Global Market on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2024 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of March 7, 2025, 28,168,267 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:
Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2025 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

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
•our plans regarding future acquisitions or divestitures and our ability to consummate and operationalize acquisitions or divestitures;
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
•our ability to adapt to macroeconomic factors impacting the global economy, including the Russia-Ukraine conflict, the conflicts in the Middle East, foreign currency exchange risk, inflation and supply chain constraints;
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
•our expectations as to the timing of the discontinuation of any Sunset Assets, as well as the composition of Sunset Assets (as defined in this Annual Report);

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
All references to “Upland,” “we,” “us” or “our” mean Upland Software, Inc.

Item 1.    Business
Upland provides cloud-based software applications in the following categories:
•Knowledge Management. Upland provides Knowledge Management solutions designed to help organizations capture, organize, and distribute information to employees and customers. These solutions support internal knowledge sharing, customer self-service, and contact center operations by enabling access to accurate and up-to-date information. Features include AI-driven search, content recommendations, and workflow integrations aimed at improving information accessibility and operational efficiency.
•Content Lifecycle and Workflow Automation. Upland offers Content Lifecycle and Workflow Automation solutions that support document management, compliance, and process efficiency across various industries. These products provide tools for content capture, storage, retrieval, and automated processing, as well as secure digital faxing to replace traditional fax infrastructure. Additionally, Upland’s portfolio includes solutions for project and portfolio management, customer reference management, and IT spending management, which assist organizations in resource planning, governance, and operational oversight.
•Digital Marketing. Upland’s Digital Marketing solutions provide tools for audience engagement, campaign management, and content distribution across digital channels. These solutions support mobile messaging and email marketing, audience development, and campaign automation, with features such as segmentation, analytics, and interactive content creation. The platform is designed to help organizations manage digital communications and improve outreach strategies.
Our operating model is built on six core functions:
•High-Touch Customer Success Program. We have institutionalized a set of unique customer commitments and deliverables we call the Upland Customer Success Program that includes onboarding and training, a dedicated customer success representative, upgraded success plans, virtual user conferences, periodic executive outreach, Net Promoter Score (“NPS”), and an ongoing customer feedback loop.
•Quality-Focused R&D. Our approach to research and development (“R&D”) at Upland is straight-forward: prioritize the customer need, leverage a metrics-driven agile approach with visibility and accountability, and deploy up-to-date development systems and processes to ensure quality and security are built into every step of development. In 2022, we announced the creation of our own R&D Center of Excellence in India. Since 2023, in an effort to achieve our strategic development objectives, we increased our hiring in the Center of Excellence while maintaining a similar cost structure, created development pods to partner specifically with our business units, and materially improved our development capacity and product competitiveness. Today, we use AI tools to internally boost development, testing, and overall employee efficiency.
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

Our Competitive Strengths
We believe the following competitive strengths are keys to our success:
•Large, diversified customer base. Our customer base is highly diverse and spans a broad array of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, legal, retail and hospitality. We service customers of varying size, ranging from large global corporations and government agencies as well as small and medium-sized businesses. We have more than 10,000 customers, with no customer representing more than 10% of our revenue.
•Our portfolio of cloud applications. We offer a family of AI-powered, proven cloud-based software applications that address specific enterprise needs.
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
•Commitment to customer success. We have a dedicated customer success organization whose mission is to drive adoption, value realization, retention, and loyalty across our customer base. Our focus on enabling our customers’ success is a key reason our annual net dollar retention rate was 96% as of December 31, 2024. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics and Non-GAAP Financial Measures,” for our definition of annual net dollar retention rate. Our commitment to customer success has enabled us to expand our footprint within customer organizations and facilitate the ongoing adoption of our enterprise software applications. We utilize NPS methodology to track our progress and drive continuous improvement.

Our Strategy for Growth
We believe the key elements of our strategy for growth are as follows:
▪Improve and enhance applications. We are embracing AI and the strong enhancements it enables across our portfolio. We intend to continue to invest in research and development and work closely with our customers to identify and improve applications, features and functionalities that address customer requirements across the enterprise spectrum. We also intend to continue to expand our support for key third-party integrations and presence in key partner marketplaces.
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

Customers
We service customers ranging from large global corporations and various government agencies as well as small and medium-sized businesses. Our customers operate in a wide variety of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, legal, retail and hospitality. For the year ended December 31, 2024, approximately 90% of our recurring revenue was generated from what we consider to be major accounts. We consider customers with contracted annual recurring revenue of $25,000 or more to be “major accounts.”

Sales
We sell primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition to our direct sales organization, we have an indirect sales organization that sells through alliances with strategic partners that can leverage our applications with their complementary services and technologies. We employ a land-and-expand go-to-market strategy. After we demonstrate the value of an initial application to a customer, our sales and account management teams work to expand the adoption of that initial application across the customer, and cross-sell additional applications to address other software needs of the customer. Our customer success organization supports our direct sales efforts by managing the post-sale customer lifecycle.
Our subscription agreements are typically sold either on a per-seat basis or on a minimum contracted volume basis with overage fees billed in arrears, depending on the application being sold. Contract terms typically range from one to three years and are prepaid annually in advance.
Marketing
Our marketing activities are designed to build awareness of the Upland brand and the solutions we offer, generate thought leadership, and create demand, resulting in leads and opportunities for our sales organizations. We focus a significant portion of our marketing activities on new customer acquisition. Our marketing programs target business users, buying group influencers, and decision makers who participate in the buying cycles of various business functions inside large organizations. Our lead and demand generation programs include:
▪website improvements to provide information about us, our AI advancements, and our cloud-based software products and to serve as a platform to capture interest and leads;
▪third-party data software platform utilization to identify prospects doing research on relevant software solutions;
▪integrated digital marketing campaigns, including email, search and social media advertising, blogs, and webinars;
▪search engine optimization to improve organic search keyword rankings;
▪hosted marketing events for customers and prospective customers;
▪account based marketing programs targeting specific organizations with our unique ideal customer profile;
▪participation in, and sponsorship of, executive events, trade shows, and industry events;
▪our online virtual user conferences;
▪public relations, analyst relations, peer review, and organic social media initiatives; and
▪sales development representatives (“SDR”) who respond to incoming leads to convert them into new sales opportunities, as well as proactive outbound prospecting into targeted accounts.

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
Our family of applications offers high levels of security through logical data segregation and through limiting access to our platform to only those individuals authorized by our customers. In addition, sensitive customer data is encrypted “at rest” and “in transit” over secure connections to redundant storage in a secondary location.

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
Our ability to remain competitive will largely depend on the strength of our applications, the effectiveness of our sales and marketing efforts, the quality of our customer success organization, and our ability to acquire or adopt complementary technologies, products, and businesses to enhance the features and functionality of our applications.

Intellectual Property and Proprietary Rights
We rely on a combination of trademark, copyright, trade secret, and patent laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our intellectual property.

Seasonality
We have historically experienced seasonality in terms of when we enter into customer agreements. We sign a significantly higher percentage of agreements with new customers, and renew agreements with existing customers, in the fourth quarter of each calendar year, resulting in our cash flow from operations historically being higher in the first quarter of each calendar year than in other quarters. We expect this seasonality to continue, or possibly increase in the future. See “Risk Factors—Risks Related to Our Business—Certain of our operating results and financial metrics are difficult to predict as a result of seasonality.”

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

Human Capital
We believe that our ability to attract and retain highly skilled employees is critical to our success. As of December 31, 2024, we had 998 full time employees, with the majority of our employees located in the United States, Australia, Canada, India, Ireland, and the United Kingdom. None of our employees are covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good. Human capital measures and objectives we focus on in managing its business include the following:
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
•Employee Engagement. We survey team members twice a year to gather feedback on key factors of employee experience, including work/life blend, social connection and learning and development. As part of our commitment to inclusion, we also have a formal Employee Resource Group program that fosters the formation of and provides support to employee-led groups dedicated to education and building community for team members with a shared characteristic or interest.
•Development and Promotion of Leaders. We provide consistent promotion opportunities for our team members. We provide career ladders and development resources for all of our key functions. We provide leadership training for our managers. In addition, team members that join us have access to career development and promotion opportunities that may not have been available at other companies.
•Creating a Culture of Customer Value and Improvement. Delivering customer value is core to our mission. Our UplandOne operating processes focus on quantifying customer satisfaction through NPS surveys, maintaining customer-driven software roadmaps, and empowering our team members to leverage expert resources from across the company to drive business success for our customers.

Available Information
We were incorporated in Delaware in 2010. As of the date of this Annual Report on Form 10-K, our principal executive offices are located at 401 Congress Avenue, Suite 1850, Austin, TX 78701. Our principal executive offices will change to Las Cimas IV, 900 S Capital of Texas Highway, Suite 300, Austin, Texas 78746 as of July 1, 2025. Our main telephone number is (512) 960-1010. Our website address is www.uplandsoftware.com. Information on our website is not part of this report and should not be relied upon in determining whether to make an investment decision. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.
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
Risks Related to Our Business
•Our business strategy includes plans for organic growth, and our financial condition and results of operations could be adversely affected if we fail to grow or fail to manage our growth effectively.
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
•We continually assess the strategic fit of our existing businesses and may sunset and/or divest of certain underperforming or non-strategic assets that are deemed not to fit with our strategic plan or are not achieving the desired return on investment, and we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected.
•In the past, we have made acquisitions a primary component of our growth strategy. As we have shifted to a focus on organic growth, we will continue to be opportunistic in our review of suitable acquisition candidates, but may not be able to find or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.
•The failure to timely and accurately implement Artificial Intelligence (“AI”), and other new technologies, successfully in our product offerings could have a material adverse effect on our business, competitive position, results of operations, financial condition and prospects, and also result in reputational harm or liability.
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
Financial Risks
•Our loan facility matures in August 2026. We expect to renegotiate or refinance our loan facility, and we may be unable to do so on acceptable terms or at all and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations and interest expense to increase significantly.
•Our Credit Facility contains operating and financial covenants that may restrict our business and financing activities.
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
•In the past we have recorded, and in the future we may be required to record, charges to future earnings if our goodwill or intangible assets become impaired.
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
•We have entered into the 2024 Tax Benefit Preservation Plan, which may not protect the future availability of the Company’s tax assets in all circumstances and which could delay or discourage takeover attempts that some shareholders may consider favorable.

Risks Related to Our Business
Our business strategy includes plans for organic growth, and our financial condition and results of operations could be adversely affected if we fail to grow or fail to manage our growth effectively.
As part of our current general growth strategy, we expect to continue to primarily pursue organic growth, while also secondarily continuing to evaluate potential acquisitions and expansion opportunities that we believe provide a strategic or geographic fit with our business. We may be unable able to grow our business organically in the future. We believe that our future organic growth will depend on competitive factors and on the ability of our senior management to continue to maintain a robust system of internal controls and procedures and manage a growing number of customer relationships through our sales organization.
We sell our applications primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition, we have an indirect sales organization that sells through alliances with strategic partners that can leverage our applications with their complementary services and technologies. Growing sales to both new and existing customers is, in part, dependent on our ability to maintain, expand and enhance our sales force. Identifying, recruiting and training additional sales personnel requires significant time, expense, and attention. It can take several quarters or longer before our sales representatives are fully-trained and productive. Our business may be adversely affected if our efforts to expand and train our sales organization do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop, and retain sales personnel, or if our new sales personnel are unable to achieve expected sales productivity levels in a reasonable period of time or at all, our revenue may grow more slowly than expected or decline and our business may be harmed.
Our growth strategy may divert management from our existing business and may require us to incur additional expenditures to expand our administrative and operational infrastructure and, if we are unable to effectively manage our growth, including to the satisfaction of our regulators, we could be materially and adversely affected. In addition, acquiring other companies may involve risks such as exposure to potential asset quality issues, disruption to our normal business activities and diversion of management’s time and attention due to integration and conversion efforts. Consequently, continued organic growth, if achieved, may place a strain on our administrative and operational infrastructure, which could have a material adverse effect on our financial condition and results of operations.
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
As our operations have expanded, we have established and currently maintain offices in the United States, Australia, Canada, France, Germany, India, Ireland, Israel, Malaysia, Netherlands, Romania and the United Kingdom. For the year ended December 31, 2024, we generated approximately 29% of our total revenue from customers outside of the United States. As a result, we are subject to a number of risks, including:
•inflation and actions taken by central banks to counter inflation;
•foreign currency fluctuations and controls;
•international and regional economic, political and labor conditions, including any instability or security concerns abroad, such as uncertainty caused by economic sanctions, trade disputes, armed conflicts and wars, including the Russia-Ukraine and Israeli-Hamas wars;
•changes to tax laws (including U.S. taxes on foreign subsidiaries);
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
We continually assess the strategic fit of our existing businesses and may sunset and/or divest of certain underperforming or non-strategic assets that are deemed not to fit with our strategic plan or are not achieving the desired return on investment, and we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected.
To successfully sunset or end-of-life an asset depends on ramping down customer and vendor contracts, product and labor spend, and development. A successful divestiture depends on various factors, including reaching an agreement with potential buyers on terms we deem attractive, as well as our ability to effectively transfer liabilities, contracts, facilities, and employees to any purchaser, identify and separate the intellectual property to be divested from the intellectual property that we wish to retain, reduce fixed costs previously associated with the divested assets or business, and collect the proceeds from any divestitures.
These efforts to sunset or divest require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits of any sunset or divestiture transaction, our consolidated financial position, results of operations and cash flows could be negatively impacted. In addition, sunsetting products and divestitures of businesses involve a number of risks, including significant costs and expenses, the loss of customer relationships and a decrease in revenues and earnings associated with the sunset asset or divested business. Furthermore, divestitures potentially involve significant post-closing separation activities, which could involve the expenditure of material financial resources and significant employee resources. Any sunset product or divestiture may result in a dilutive impact to our future earnings if we are unable to offset the dilutive impact from the loss of revenue associated with the divestiture, as well as significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our results of operations and financial condition.
In the past, we have made acquisitions a primary component of our growth strategy. As we have shifted to a focus on organic growth, we will continue to be opportunistic in our review of suitable acquisition candidates, but may not be able to find or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.
Previously, our growth strategy was focused on the acquisition of complementary businesses to grow our company. For example, we have completed 31 acquisitions since February 2012. We intend to continue to review acquisitions of complementary technologies, products, and businesses to enhance the features and functionality of our applications, expand our customer base, provide access to new markets, and increase benefits of scale, while focusing on our organic growth strategy. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. Generally, our acquisition activity presents three areas of risk to our business, risks related to: identifying the correct candidates for acquisition, completing the acquisition of identified targets, and integrating acquired companies following closing of the acquisition.

We may not be able to identify suitable candidates for acquisition, or if we do identify suitable candidates in the future, we may not be able to complete transactions with such partners on commercially favorable terms, or at all. We may pursue international acquisitions, which inherently pose more risks than domestic acquisitions, and we may compete with others to acquire complementary products, technologies, and businesses, which may result in decreased availability of, or increased price for, suitable acquisition candidates. Additionally, we may not be able to obtain the necessary financing, on favorable terms, including as a result of rising interest rates, or at all, to finance any or all of our potential acquisitions, and we may realize that acquired technologies, products, or businesses may not perform as we expect, and we may fail to realize anticipated revenue and profits.
Acquisitions involve various inherent risks, such as: our ability to assess accurately the value, strengths, weaknesses, internal controls, contingent and other liabilities and potential profitability of acquisition candidates; difficulties in integrating acquired businesses, our potential inability to achieve identified financial, operating and other synergies anticipated to result from an acquisition, and integration issues associated with internal controls of acquired businesses; the diversion of management’s attention from our existing businesses; the potential impairment of assets; potential unknown liabilities associated with a business that we acquire or in which we invest, including environmental liabilities; and production delays associated with consolidating acquired facilities and manufacturing operations. Any past or future acquisition could also result in such risks. Due diligence performed prior to closing acquisitions may not uncover certain risks or liabilities that could materially impact our business, financial condition and results of operations.
In addition, any acquisition strategy may divert management’s attention away from our existing business, resulting in the loss of key customers or employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.
If we fail to adequately conduct due diligence on our potential targets effectively, we may not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Additionally, the consummation of acquisition transactions involves the coordination of multiple personnel within Upland and at the third party partners that assist those acquisitions. If we are unable to properly coordinate amongst these groups and individuals, our ability to effectively manage our acquisition activity may be compromised.
We may not successfully integrate business, operational, and financial activities such as internal controls, the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) compliance, cyber security measures, the GDPR and similar privacy laws and other corporate governance and regulatory matters, operations, personnel or products related to acquisitions we may make in the future. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if new technologies, products, or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results or operations. In addition, the overall integration of new technologies, products, or businesses may result in unanticipated problems, expenses, liabilities, and competitive responses.
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
We currently incorporate AI capabilities into certain of our offerings, and our research into and continued development of such capabilities remain ongoing. As with many innovations, AI presents risks, challenges, and potential unintended consequences that could affect its adoption, and therefore our business. Many generative AI solutions and implementations rely on third-parties, where ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to our customers, individuals or society. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. If we enable or offer AI solutions that result in (i) potential bias or inaccuracy, or (ii) a negative impact on human rights, privacy, employment, or other social, economic, or political issues, we may experience competitive, brand, or reputational harm or legal and/or regulatory action.
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
Perpetual license revenue reflects the revenue recognized from sales of perpetual licenses relating to our workflow automation and enterprise content management applications to new customers and additional licenses for such applications to existing customers. We generally recognize the license fee portion of the arrangement at the time of delivery. Perpetual licenses of our workflow automation and enterprise content management applications are primarily sold through third-party resellers, and as such, the timing of sales of perpetual licenses is difficult to predict with the timing of recognition of associated revenue unpredictable. A material increase or decrease in the sale of perpetual licenses from period to period could produce substantial variation in the revenue we recognize. Accordingly, comparing our perpetual license revenue on a period to period basis may not be a meaningful indicator of a trend or future results.
Any disruption of service at the data centers that house our equipment and deliver our applications or with our hosting service providers could harm our business.
Our reputation and ability to attract, retain, and serve our customer is dependent upon the reliable performance of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures, vendor limitations, computer viruses, computer denial of service attacks, or other attempts to harm these systems. Supply chain disruptions stemming from the Russia-Ukraine conflict or the conflicts in the Middle East may harm our customers and suppliers and further complicate existing supply chain constraints. Interruptions in these systems, or with the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver application data to our customers. Service interruptions, errors in our software, or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our applications to existing and potential customers.
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
Our applications integrate with a variety of other software applications, and also with competing and adjacent third-party offerings. We need to continuously modify and enhance our platform to adapt to changes in cloud-enabled hardware, software, networking, browser and database technologies. Any failure of our applications to integrate effectively with other software applications and product offerings could reduce the demand for our applications or result in customer dissatisfaction and harm to our business. If we are unable to respond to changes in the applications and tools with which our applications integrate in a cost-effective manner, our applications may become less marketable, less competitive, or obsolete. Competitors may also impede our attempts to create integration between our applications and competitive offerings, which may decrease demand for our applications. In addition, an increasing number of individuals within organizations are utilizing devices other than personal computers, such as mobile phones, tablets and other handheld devices, to access the internet and corporate resources and to conduct business. If we cannot effectively make our applications available on these devices or be able to offer or integrate different messaging capabilities, we may experience difficulty attracting and retaining customers.

Our use of open source software could negatively affect the performance of our applications and our ability to sell our applications and subject us to possible litigation.
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
In recent years, there has been significant litigation involving patents and other intellectual property rights in our industry. Companies providing software are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims. We do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. The risk of patent litigation has been amplified by the increase in the number of a type of patent holder, which we refer to as a non-practicing entity, whose sole business is to assert such claims and against whom our own intellectual property portfolio may provide little deterrent value. We could incur substantial costs in prosecuting or defending any intellectual property litigation and may not have adequate insurance coverage for these types of actions. If we sue to enforce our rights or are sued by a third-party that claims that our applications infringe its rights, the litigation could be expensive and could divert our management resources. Moreover, future acquisitions could expose us to additional risk of intellectual property litigation as we acquire new businesses with diverse software offerings and intellectual property assets.
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

Financial Risks
Our loan facility matures in August 2026. We expect to renegotiate or refinance our loan facility, and we may be unable to do so on acceptable terms or at all and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.
We expect to need to renegotiate the terms of our loan facility as our Credit Facility will terminate on August 6, 2026, and our lender may be unwilling to do so, or may agree to such changes subject to additional restrictive covenants on our operations and ability to raise capital. We have funded our operations since inception primarily through equity financings, cash from operations, and cash available under our loan facility. We may need to raise funds in the future, for example, to expand our business, acquire complementary businesses, develop new technologies, respond to competitive pressures, or react to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance, and investor interest. In addition, under the terms of our Series A Preferred Stock, holders of our Series A Preferred Stock have certain approval rights over additional financings. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, reducing our product-development efforts, or foregoing acquisitions. If we succeed in raising additional funds through the issuance of equity or convertible securities, it could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. In addition, any debt financing obtained by us in the future or issuance of preferred stock could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. For example, our Series A Preferred Stock contains a number of restrictive covenants. See "—Risks Related to Our Common Stock.”

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations and interest expense to increase significantly.
At December 31, 2024, the total outstanding indebtedness under our Credit Facility (as defined herein) was $293.7 million.
Interest rates may remain at existing levels or may further increase in the near term which could cause our debt service obligations and interest expense to increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, could correspondingly decrease.
We have floating-to-fixed interest rate swap agreements in order to reduce interest rate volatility in connection with $255.8 million of the outstanding term debt on our Credit Facility, but $37.9 million of our outstanding term debt is not currently subject to any interest rate instruments.
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
Furthermore, the operating and other restrictions and covenants in the Credit Facility, and in any future financing arrangements that we may enter into, may restrict our ability to finance our operations, engage in certain business activities, or expand or fully pursue our business strategies, or otherwise limit our discretion to manage our business. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, and we may not be able to meet those restrictions and covenants. A breach of any of the restrictions and covenants could result in a default under the loan facility or any future financing arrangements, which could cause any outstanding indebtedness under the loan facility or under any future financing arrangements to become immediately due and payable, and result in the termination of commitments to extend further credit.
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
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and that our independent registered public accounting firm issue an attestation report annually regarding the effectiveness of our internal control over financial reporting. We have identified material weaknesses in our internal controls over financial reporting in the past and if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. For example, in 2024 we identified a material weakness in our internal control over financial reporting related to a management review control over prospective financial information used in the Company’s goodwill impairment assessment, and specifically, not sufficiently performing and documenting the reasonableness of significant assumptions used therein. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. We may need additional finance and accounting personnel with certain skill sets to assist us with the reporting requirements we will encounter as a public company and to support our anticipated growth. In addition, implementing internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. For additional information, see "Item 9A. Controls and Procedures—Remediation of Prior Material Weakness in Internal Control Over Financial Reporting."
Effective internal controls are necessary to provide reliable financial reporting and prevent fraud. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or regulatory investigations. If we do not successfully remediate any material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, specifically potential goodwill impairments, which could cause our financial results to be materially misstated. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, which could adversely affect investor confidence in us, our business, results of operations and financial condition, the trading price of our common stock, and our ability to remain listed on Nasdaq.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2024, the Company had total net operating loss carryforwards of approximately $244.5 million consisting of $200.6 million and $43.9 million related to the U.S. federal and foreign net operating loss carryforwards, respectively. $138.8 million of the U.S. federal net operating loss carryforwards are related to year prior to 2018 and begin to expire in 2025. The remaining $61.9 million carryforward without expiration in accordance with provisions of the Tax Act (as described below in the risk factor titled "Tax laws, regulations, and compliance practices are evolving and may have a material adverse effect on our results of operations, cash flows and financial position."). $43.9 million of foreign net operating loss carryforwards carry forward indefinitely, and the remainder, if any, will expire beginning in 2041. In addition, as of December 31, 2024, the Company had research and development credit carryforwards of approximately $4.1 million. The U.S. federal net operating loss and credit carryforwards will expire beginning in 2025, if not utilized.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Based on analysis of acquired net operating losses and credits, utilization of our net operating losses and research and development credits will be subject to annual limitations. The annual limitation will result in the expiration of $155.0 million of federal net operating losses and $4.1 million of research and development credit carryforwards before utilization. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, and operating results. As noted below, we entered into the 2024 Tax Benefit Preservation Plan with Broadridge Corporate Issuer Solutions, LLC, as Rights Agent (the “2024 Tax Benefit Preservation Plan”) in an effort to preserve our net operating loss carryforwards but cannot ensure that the plan will provide for full or partial utilization of our net operating losses.
In the past we have recorded, and in the future we may be required to record, charges to future earnings if our goodwill or intangible assets become impaired.
Accounting principles generally accepted in the United States of America (“GAAP”) require us to assess goodwill for impairment at least annually. In addition, we assess our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Depending on the results of our review, we could be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets were determined, negatively impacting our results of operations. As a result of the decline of our stock price impacting our market capitalization during the quarters ended March 31, 2024, March 31, 2023 and December 31, 2022, we performed quantitative impairment evaluations, which resulted in goodwill impairments of $87.2 million, $128.8 million and $12.5 million during the quarters ended March 31, 2024, March 31, 2023 and December 31, 2022, respectively. We will continue to evaluate goodwill for impairment in 2025 and future impairments of goodwill could occur if our stock price declines.
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
The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017 and significantly affected U.S. tax law by changing how the United States imposes income tax on multinational corporations, and although it is understood that the U.S. Congress has been considering legislation that would extend certain provisions of the TCJA due to expire, the possibility that this will happen and the consequences of any resulting legislation are uncertain. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations. As additional interpretative guidance is issued by the applicable authorities, we may need to revise our provision (benefit) for income taxes in future periods. These revisions could materially affect our results of operations, cash flow and financial position.
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
Any failure to comply with applicable laws, regulations or contractual obligations may harm our business, results of operations and financial condition. If we are subject to an investigation or litigation or suffer a breach of security of personal data, we may incur costs or be subject to forfeitures and penalties that could reduce our profitability. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. For example, the General Data Protection Regulation (“GDPR”) became effective in May 2018. The GDPR, which applies to personal data collected in the context of all of our activities conducted from an establishment in the European Union, related to products and services offered to individuals in the European Union or related to the monitoring of individuals’ behavior in Europe, imposes a range of significant compliance obligations regarding the handling of personal data. Actions required to comply with these obligations depend in part on how particular and strict regulators interpret and apply them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, we may be subject to, for example, regulatory enforcement actions, that can result in monetary penalties of up to 4% of our annual worldwide revenue or EUR 20 million (whichever is higher), private lawsuits, class actions, regulatory orders to stop processing and delete data, and reputational damage. In June 2021, the European Commission published new versions of the Standard Contractual Clauses, which are used as a legal cross-border mechanism allowing companies to transfer/allow access to personal data outside the European Economic Area. Use of the previous versions of the Standard Contractual Clauses is no longer allowed and all contracts that include the earlier versions should have been amended to replace them with the new versions by December 27, 2022. Also in June 2021, the European Data Protection Board finalized its recommendations regarding supplemental transfer measures to protect personal data during cross-border transfers. We must incur costs and expenses to comply with the new requirements, which may impact the cross-border transfer of personal data throughout our organization and to/from third parties.
Further, states continue to adopt new laws or amending existing laws related to data privacy, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act of 2018 (“CCPA”) require businesses to provide specific disclosures in their privacy notices and honor residents' privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA does not apply to certain data that we process in the context of clinical trials, efforts to comply with the CCPA may increase our annual compliance costs and subject us to potential liability with respect to other personal information we may maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which came into effect on January 1, 2023, expanded the CCPA's requirements, extending it to cover personal information of business representatives and employees and the CPRA established a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Nevada, Connecticut, Utah, Texas and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels, which impose similar obligations to those in the CCPA. These laws may increase our potential liability related to our data processing activities, complicate our compliance efforts, and increase both legal risk and compliance costs for us and the third parties upon whom we rely.
Compliance with the GDPR, the new state laws, and other current and future applicable U.S. and international privacy, data protection, cybersecurity, artificial intelligence and other data-related laws can be costly and time-consuming. Complying with these varying requirements could cause us to incur substantial costs and/or require us to change our business practices in a manner adverse to our business. Violations of applicable data and privacy-related laws can result in significant penalties that could adversely affect our business, financial condition, reputation, and results of our operations. Furthermore, conflicting requirements across applicable privacy and data security laws would complicate our compliance efforts and increase both legal risk and compliance costs for us and the third parties upon whom we rely.
Australia recently amended its Privacy Act, increasing the maximum penalties available for serious or repeated data breaches from AUS 2.2 million to the greater of: (i) AUS 50 million; (ii) three times the value of any benefit obtained through misuse of the information; or (iii) 30% of a company’s adjusted turnover in the relevant period.
In addition to the influx of privacy and data protection law, AI has become a topic of discussion across the United States and globe. In the United States, states have either passed laws or have utilized existing laws to implement policies and rules governing the use of AI as it relates to the personal data of individuals and decision making. For example, the California Privacy Protection Agency, has proposed regulations governing automated decision-making technologies pursuant to the authority granted under the CCPA. At the federal level, the United States government has affirmed its ability to regulate AI through, but not limited to, existing laws such as the Federal Trade Commission Act, the federal rule making process through various federal agencies, and Presidential Executive Orders. In addition, the United States Congress is actively and continuously introducing laws governing AI and data protection with the expectation that such laws will be passed in 2025 to regulate AI systems while providing protection for individuals within the United States. Globally, countries have been proactive in implementing laws and regulations concerning AI. For example, the EU AI Act was passed by the European Union entered into force on August 1, 2024, which provides for a compliance centered around a risk-based approach taking into account the implementation and use of the AI system. Other countries, such as Canada, Australia, the United Kingdom, have either proposed laws or provided guidance under existing law governing the use of AI. Compliance with the ever-changing AI landscape could result in substantial costs or require changes in business practices, with violations resulting in significant penalties.
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
On July 14, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Ulysses Aggregator, LP (the “Purchaser”), an affiliate of HGGC, LLC, to issue and sell at closing 115,000 shares of Series A Preferred Stock of the Company, par value $0.0001 per share, at a price of $1,000 per share (the “Initial Liquidation Preference”) for an aggregate purchase price of $115.0 million. As of December 31, 2024, we had 115,000 shares of designated Series A Preferred Stock outstanding. The holders of the Series A Preferred Stock are entitled to dividends payable quarterly in arrears, which may be paid, at our option, in cash or by increasing the Liquidation Preference (as defined below) of each share of Series A Preferred Stock by the amount of the applicable dividend. The holders of Series A Preferred Stock (each, a “Holder” and collectively, the “Holders”) will be entitled to dividends (i) at the rate of 4.5% per annum until but excluding the seven year anniversary of the Closing, and (ii) at the rate of 7% per annum on and after the seven year anniversary of the Closing. Our ability to pay cash dividends is subject to the restrictions under our existing credit agreement. The Series A Preferred Stock has no mandatory conversion feature and is a perpetual security. Although we have the ability to redeem the shares of Series A Preferred Stock beginning on the date that is seven years from the Closing date, we may be unable to do so at that time, and we will be forced to pay the higher dividend rate of 7% per annum until the time that the holders of Series A Preferred Stock convert their shares into shares of common stock or we obtain sufficient capital to redeem the Series A Preferred Stock.

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
We have entered into the 2024 Tax Benefit Preservation Plan, which may not protect the future availability of the Company’s tax assets in all circumstances and which could delay or discourage takeover attempts that some shareholders may consider favorable.
As of December 31, 2024, we had approximately $244.5 million of NOLs as well as other tax attributes that could be available in certain circumstances to reduce future U.S. corporate income tax liabilities. Pursuant to Section 382 (“Section 382”) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and the Treasury Regulations issued thereunder, a corporation that undergoes an “ownership change” is subject to limitations on its use of its existing NOL and interest expense carryforwards and certain other tax attributes (collectively, “Tax Assets”), which can be utilized in certain circumstances to offset future U.S. tax liabilities. Generally, an “ownership change” occurs if the percentage of the Company’s stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last “ownership change” experienced by the Company. In the event of such an “ownership change,” Section 382 imposes an annual limitation on the amount of post-change taxable income a corporation may offset with pre-change Tax Assets. Similar rules apply in various U.S. state and local jurisdictions. However, with respect to the substantial majority of our Tax Assets potentially available for use (as described in the risk factor above "Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited."), while we have in recent years experienced significant changes in the ownership of our stock, we do not believe we have undergone an “ownership change” that would limit our ability to use these Tax Assets. However, there can be no assurance that the Internal Revenue Service will not challenge this position.

As part of the 2024 Tax Benefit Preservation Plan, our Board declared a dividend of one preferred stock purchase right for each outstanding share of Common Stock payable as of June 15, 2024. See “Note 13. Stockholders' Equity" for additional information on the terms and operation of the 2024 Tax Benefit Preservation Plan. By adopting the 2024 Tax Benefit Preservation Plan, we are seeking to protect our ability to use our NOLs and other tax attributes to offset potential future income tax liabilities. Our ability to use such NOLs and other tax attributes would be substantially limited if we experience an “ownership change,” as defined in Section 382. the 2024 Tax Benefit Preservation Plan is intended to make it more difficult for us to undergo an ownership change by deterring any person from acquiring 4.9% or more of the outstanding shares of stock without the approval of our Board. However, there can be no assurance that the 2024 Tax Benefit Preservation Plan will prevent an “ownership change” from occurring for purposes of Section 382, and events outside of our control and which may not be subject to the 2024 Tax Benefit Preservation Plan, such as sales of our stock by certain existing shareholders, may result in such an “ownership change” in the future. While we currently have a full valuation allowance against our NOLs and other historic Tax Assets for financial accounting purposes, if we have undergone or in the future undergo an ownership change that applies to our Tax Assets, our ability to use those Tax Assets could be substantially limited after the ownership change, and this limit could have a substantial adverse effect on our cash flows and financial position. The 2024 Tax Benefit Preservation Plan will expire on June 4, 2027, unless earlier terminated.
While the 2024 Tax Benefit Preservation Plan is not, and a future tax benefit preservation plan will not be, principally intended to prevent a takeover, it may have an anti-takeover effect because an “acquiring person” thereunder may be diluted upon the occurrence of a triggering event. Accordingly, the 2024 Tax Benefit Preservation Plan or a future tax benefit preservation plan may complicate or discourage a merger, tender offer, accumulations of substantial blocks of our stock, or assumption of control by a substantial holder of our securities. The 2024 Tax Benefit Preservation Plan or a future tax benefit preservation plan should not interfere with any merger or other business combination approved by the Board of Directors. Because the Board of Directors may consent to certain transactions, the 2024 Tax Benefit Preservation Plan gives, and a future tax benefit preservation plan is expected to give, our Board of Directors significant discretion to act in the best interests of shareholders.

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
Our business depends on the overall demand for information technology and software spend and on the economic health of our current and prospective customers. If worldwide economic conditions become unstable, including as a result of protectionism and nationalism, other unfavorable changes in economic conditions, such as inflation, rising interest rates, a U.S. government default on its obligations or a recession, and other events beyond our control, such as economic sanctions, natural disasters, results of global epidemics, pandemics, or contagious diseases, political instability, and armed conflicts and wars, such as the Russia-Ukraine conflicts and the conflicts in the Middle East, then our existing customers and prospective customers may re-evaluate their decision to purchase our applications. Weak global economic conditions or a reduction in information technology or software spending by our customers could harm our business in a number of ways, including longer sales cycles and lower prices for our applications.
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
Cybersecurity risks are among the core enterprise risks that are subject to oversight by the Company’s Audit Committee and ultimately, the Board of Directors (the “Board”) where that oversight and review takes place at a regular cadence through quarterly reports. The Company’s Security & Compliance Team (“S&C Team”) has established policies, procedures, and controls to protect information assets, mitigate risks, and ensure compliance with relevant laws and regulations. The S&C Team regularly reviews and updates security practices, and stays updated on emerging threats, best practices, and evolving regulatory requirements to adapt Upland’s security measures accordingly.
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

The Company’s Chief Security Officer (“CSO”) and the S&C Team, work collaboratively across the Company to implement a program designed to protect our customer’s data and the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through the ongoing communications from these teams, the Chief Security Officer monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and reports such incidents to Senior Leadership and the Audit Chair when appropriate.
In addition, the Company has established a Security Incident Response, Disaster Recover, and Business Continuity Team (“SIRT/DR/BCP”) led by the CSO and consisting of (i) Chief Executive Officer, (ii) Chief Product Officer, (iii) Chief Financial Officer, (iv) President, Chief Operating Officer, and (v) Chief Legal Officer/ General Counsel and others. When any defined incident occurs, the SIRT/DR/BCP team convenes to drive a remediation plan based on its security incidence response escalation process designed to contain potential incidents, investigate the root causes and corrective action required, notify relevant stakeholders and determine reporting requirements.
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
The Audit Committee receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. On a quarterly basis, the Audit Committee discusses the Company’s approach to cybersecurity risk management with the Company’s CSO and Company management. This discussion may include reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties.
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

Item 2.    Properties
Our principal corporate offices are located in Austin, Texas, where we occupy approximately 9,900 square feet of space under lease that expires June 2025 with a new corporate office lease that commences in June 2025 for 10,385 square feet of space that expires in January 2033. We also lease office facilities domestically, some of which we sublease, located in New Hampshire, Nebraska, North Carolina, Ohio, Texas and Washington. Internationally, we lease office space in Australia, Canada, India, Ireland, Israel, Malaysia, Netherlands, Romania and the United Kingdom. We believe that our properties are generally suitable to meet our needs for the foreseeable future.

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
As of March 7, 2025, the last reported sales price of our common stock on the Nasdaq Global Market was $2.82 and there were 29 stockholders of record of our common stock, including Broadridge Financial Solutions, Inc., which holds shares of our common stock on behalf of an indeterminable number of beneficial owners.
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
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the Nasdaq Computer Technology Index (the “Computer Technology Index”) and the S&P 500 Composite Index during the period commencing on December 31, 2019 and ending on December 31, 2024. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the S&P 500 Composite Index and the stocks represented in Computer Technology Index, and reinvestment of any dividends. The Computer Technology Index is designed to represent a cross section of widely-held U.S. corporations involved in various phases of the computer industry. The Computer Technology Index is market-value (capitalization) weighted, based on the aggregate market value of its 27 component stocks. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Comparison of Cumulative Total Return of Upland Software, Inc.
$350
$300
$250
$200
$150
$100
$50
12/31/19
12/31/20
12/31/21
12/30/22
12/29/23
12/31/24
Upland Software, Inc.
NASDAQ Computer Index
S&P 500 Index

Recent Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
None

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
This section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Item 1A. Risk Factors” above, which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. For a comparison of the years ended December 31, 2023 and 2022 refer to “Item 7. Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to our fiscal years ended December 31 and the associated quarters of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview
We enable global businesses to work smarter with over 20 proven cloud software products that increase revenue, reduce costs, and deliver immediate value. Our AI-powered solutions cover knowledge management, content lifecycle and workflow automation, and digital marketing. We service over 10,000 customers ranging from large global corporations and various government agencies as well as small and medium-sized businesses. Our customers operate in a wide variety of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, legal, retail and hospitality.
Through a series of acquisitions and integrations, we have established a library of diverse software applications under the Upland brand that address specific digital transformation needs. Our revenue has grown from $149.9 million in the year ended December 31, 2018 to $274.8 million in the year ended December 31, 2024, representing a compound annual growth rate of 11%. During the years ended December 31, 2024, 2023 and 2022, non-US revenue as a percent of total revenue was 29%, 30%, and 30%, respectively.
Our operating results in a given period can fluctuate based on the mix of subscription and support, perpetual license and professional services revenue. For the years ended December 31, 2024, 2023 and 2022, our subscription and support revenue represented 95%, 95% and 94% of our total revenue, respectively. Historically, we have sold certain of our applications under perpetual licenses, which also are paid in advance. For the years ended December 31, 2024, 2023 and 2022, our perpetual license revenue accounted for 2%, 2% and 2% of our total revenue, respectively. The support agreements related to our perpetual licenses are one-year in duration and entitle the customer to support and unspecified upgrades. The revenue related to such support agreements is included as part of our subscription and support revenue. Professional services revenue consists of fees related to implementation, data extraction, integration and configuration and training on our applications. For the years ended December 31, 2024, 2023 and 2022, our professional services revenue accounted for 3%, 3%, and 4% of our total revenue, respectively.
To support continued growth, we may pursue acquisitions of complementary technologies and businesses. This may expand our product library, customer base and market access, resulting in increased benefits of scale.
Sunset Assets
In connection with periodic reviews of our business in 2022 and 2023, we decided to discontinue the availability of certain non-strategic product offerings and a limited number of non-strategic customer contracts (collectively referred to as “Sunset

Assets”). As a result of the discontinuation of these Sunset Assets, the Company has established end of life targets and reduced certain expenditures related to the sales and marketing of the Sunset Assets.
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

Impairment of goodwill. Goodwill impairment is recognized on a non-recurring basis when the carrying value (or GAAP basis book value) of our Company (which is our only reporting unit) exceeds the estimated fair value of our Company as determined by reference to a number of factors and assumptions, including the spot closing price of our Common Stock as of a certain reporting or measurement date. We assess goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the carrying value of our Company to exceed the estimated fair value of our Company. See “Note 5. Goodwill and Other Intangible Assets” in the notes to our consolidated financial statements for more information regarding our first quarter 2024, our first quarter 2023 and our fourth quarter 2022 goodwill impairment charges. We will continue to evaluate goodwill impairment in future periods.
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
Income Taxes
Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. We have historically not recorded any material provision for federal or state income taxes, other than deferred taxes related to tax deductible goodwill and current taxes in certain separate company filing states and states in which loss carryforwards do not fully offset taxable income. The balance of the tax benefit for the years ended December 31, 2024, 2023 and 2022, outside of tax deductible goodwill and current taxes in separate filing states, is related to foreign income taxes, primarily operations of our subsidiaries in Canada and Ireland, and to the release of valuation allowances associated with acquisitions of domestic entities with a benefit generated in the UK and Australia fully offset by valuation allowances. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited.

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

	Year Ended December 31,
	2024		2023		2022
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue:
Subscription and support	$260,685	95%	$281,554	95%	$297,887	94%
Perpetual license	5,837	2%	6,077	2%	6,948	2%
Total product revenue	266,522	97%	287,631	97%	304,835	96%
Professional services	8,272	3%	10,221	3%	12,468	4%
Total revenue	274,794	100%	297,852	100%	317,303	100%
Cost of revenue:
Subscription and support (1)(2)	76,037	28%	88,894	30%	93,948	30%
Professional services and other	5,055	2%	7,467	2%	9,793	3%
Total cost of revenue	81,092	30%	96,361	32%	103,741	33%
Gross profit	193,702	70%	201,491	68%	213,562	67%
Operating expenses:
Sales and marketing (1)	66,301	24%	64,342	22%	59,416	19%
Research and development (1)	47,365	17%	49,375	17%	46,187	15%
General and administrative (1)	49,463	18%	61,264	21%	70,462	22%
Depreciation and amortization	45,622	17%	58,614	20%	43,669	14%
Acquisition-related expenses	19	—%	3,060	—%	21,556	6%
Impairment of goodwill	87,227	32%	128,755	43%	12,500	4%
Total operating expenses	295,997	108%	365,410	123%	253,790	80%
Loss from operations	(102,295)	(38)%	(163,919)	(55)%	(40,228)	(13)%
Other expense:
Interest expense, net	(8,939)	(3)%	(18,684)	(6)%	(29,145)	(9)%
Other income (expense), net	1,142	—%	236	—%	(781)	—%
Total other expense	(7,797)	(3)%	(18,448)	(6)%	(29,926)	(9)%
Loss before benefit from (provision for) income taxes	(110,092)	(41)%	(182,367)	(61)%	(70,154)	(22)%
Benefit from (provision for) income taxes	(2,640)	—%	2,493	1%	1,741	—%
Net loss	(112,732)	(41)%	(179,874)	(60)%	(68,413)	(22)%
Preferred stock dividends and accretion	(5,592)	(2)%	(5,347)	(2)%	(1,846)	(1)%
Net loss attributable to common stockholders (3)	$(118,324)	(43)%	$(185,221)	(62)%	$(70,259)	(22)%
Net loss per common share:
Loss from continuing operations per common share, basic and diluted (3)	$(4.26)		$(5.77)		$(2.23)
Weighted-average common shares outstanding, basic and diluted (3)	27,789,248		32,074,906		31,528,881

(1) Includes stock-based compensation. See table below for stock-based compensation by operating expense line item.
	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Stock-based compensation:
Cost of revenue	$765	$952	$1,984
Research and development	2,095	2,463	2,733
Sales and marketing	1,512	2,059	4,239
General and administrative	10,898	17,400	32,646
Total	$15,270	$22,874	$41,602

(2) Includes depreciation and amortization of $9.4 million, $13.4 million and $12.5 million in the years ended December 31, 2024, 2023 and 2022, respectively.
(3) See “Note 8 Net Loss Per Share” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion and a reconciliation of historical net loss attributable to common stockholders and weighted average shares outstanding for historical basic and diluted net loss per share calculations.

Comparison of Years Ended December 31, 2024 and December 31, 2023

Revenue

	Year Ended December 31,
	2024		2023		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$260,685	95%	$281,554	95%	$(20,869)	(7)%
Perpetual license	5,837	2%	6,077	2%	(240)	(4)%
Total product revenue	266,522	97%	287,631	97%	(21,109)	(7)%
Professional services	8,272	3%	10,221	3%	(1,949)	(19)%
Total revenue	$274,794	100%	$297,852	100%	$(23,058)	(8)%
Subscription and support revenue was $260.7 million in the year ended December 31, 2024, compared to $281.6 million in the year ended December 31, 2023, a decrease of $20.9 million, or 7%. $17.1 million of the decrease relates to declining revenue from Sunset Assets as a result of reduced sales and marketing focus on those assets.  Subscription and support revenues related to overage charges decreased by $1.4 million as a result of variable demand fluctuations in the year ended December 31, 2024. Additional decreases in Subscription and support revenue of $2.4 million are due to decreases in customer renewals across product lines and industries.
Perpetual license revenue was $5.8 million in the year ended December 31, 2024, compared to $6.1 million in the year ended December 31, 2023, a decrease of $0.3 million, or 4%. The decrease is attributable to decreases in customer purchases of on-premise software.
Professional services revenue was $8.3 million in the year ended December 31, 2024, compared to $10.2 million in the year ended December 31, 2023, a decrease of $1.9 million, or 19%. Professional services revenue related to our Sunset Assets decreased by $0.5 million. The remaining decrease in professional services revenue is attributable to fewer implementation projects in the year ended December 31, 2024.

Cost of Revenue and Gross Profit Margin

	Year Ended December 31,
	2024		2023		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$76,037	28%	$88,894	30%	$(12,857)	(14)%
Professional services	5,055	2%	7,467	2%	(2,412)	(32)%
Total cost of revenue	81,092	30%	96,361	32%	(15,269)	(16)%
Gross profit	$193,702	70%	$201,491	68%	$(7,789)	(4)%

(1) Includes depreciation and amortization expense as follows:
Depreciation	$—	—%	$5	—%	$(5)	(100)%
Amortization	$9,364	3%	$13,366	4%	$(4,002)	(30)%
Cost of subscription and support revenue was $76.0 million in the year ended December 31, 2024, compared to $88.9 million in the year ended December 31, 2023, a decrease of $12.9 million, or 14%. This decrease was the result of a decrease in non-cash amortization of intangible assets of $4.0 million associated with our Sunset Assets, a decrease of $4.9 million in hosting and infrastructure costs, a decrease of $2.9 million in personnel-related costs and a decrease of $1.4 million in variable telecom carrier costs and other expenses. These decreases were offset by an increase in professional fees of $0.4 million.
Cost of professional services revenue was $5.1 million in the year ended December 31, 2024, compared to $7.5 million in the year ended December 31, 2023, a decrease of $2.4 million, or 32%. The decrease in cost of professional services revenue is related to a decrease in personnel-related costs resulting from decreased professional services delivered.
Operating Expenses
Sales and Marketing Expense

	Year Ended December 31,
	2024		2023		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Sales and marketing	$66,301	24%	$64,342	22%	$1,959	3%
Sales and marketing expense was $66.3 million in the year ended December 31, 2024, compared to $64.3 million in the year ended December 31, 2023, an increase of $2.0 million, or 3%. Sales and marketing expense increased $4.3 million as a direct result of our intentional investment in our go to market strategy, including increased marketing spend and personnel-related costs to strengthen our marketing and demand generation. This increase is partially offset by a decrease of $2.5 million in sales and marketing expense related to our Sunset Assets.
Research and Development Expense

	Year Ended December 31,
	2024		2023		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Research and development	$47,365	17%	$49,375	17%	$(2,010)	(4)%
Research and development expense was $47.4 million in 2024, compared to $49.4 million in 2023, a decrease of $2.0 million, or 4%. Research and development expense decreased primarily due to a decrease of $2.0 million of research and development costs related to our Sunset Assets offset by a slight increase in personnel-related costs related to product development.

General and Administrative Expense

	Year Ended December 31,
	2024		2023		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
General and administrative	$49,463	18%	$61,264	21%	$(11,801)	(19)%
General and administrative expense was $49.5 million in 2024, compared to $61.3 million in 2023, a decrease of $11.8 million, or 19%. This decrease was driven primarily by lower non-cash stock compensation expense of $6.5 million due to lower grant date fair values, lower personnel-related costs of $2.9 million in response to intentional cost cutting measures, lower professional fees of $2.1 million primarily due to lower tax fees and legal fees related to non-recurring litigation and decreases in insurance and other costs of $0.2 million.
Depreciation and Amortization Expense

	Year Ended December 31,
	2024		2023		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$1,222	1%	$1,414	1%	$(192)	(14)%
Amortization	44,400	16%	57,200	19%	(12,800)	(22)%
Total depreciation and amortization	$45,622	17%	$58,614	20%	$(12,992)	(22)%
Depreciation and amortization expense was $45.6 million in 2024, compared to $58.6 million in 2023, a decrease of $13.0 million, or 22%. The decrease in amortization expense relates to the 2023 reduction in the useful life expected for the acquired intangible assets such as customer relationships and tradenames for our Sunset Assets. The decrease in depreciation is due to assets becoming fully depreciated during 2024.
Acquisition-related Expense

	Year Ended December 31,
	2024		2023		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Acquisition-related expense	$19	—%	$3,060	—%	$(3,041)	(99)%
Acquisition-related expense was $0.0 million in 2024, compared to $3.1 million for 2023, a decrease of $3.1 million, or 99%. The decrease in expense was a result of no acquisitions in 2024. Expense in 2023 primarily related to final settlements of the 2022 acquisitions.
Impairment of goodwill

	Year Ended December 31,
	2024		2023		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Impairment of goodwill	$87,227	32%	$128,755	43%	$(41,528)	(32)%
Goodwill impairment is recognized on a non-recurring basis when the carrying value (or GAAP basis book value) of our Company (which is our only reporting unit) exceeds the estimated fair value of our Company as determined by reference to a number of factors and assumptions, including the trends in the stock price of our Common Stock. We assess goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the carrying value of our Company to exceed the estimated fair value of our Company. As a result of declines in our stock price during the three months ended March 31, 2024 and the three months ended March 31, 2023, we performed goodwill impairment evaluations in each quarter which resulted in impairments of goodwill was $87.2 million and $128.8 million, respectively.

Other Expense, net

	Year Ended December 31,
	2024		2023		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Other Expense:
Interest expense, net	$(8,939)	(3)%	$(18,684)	(6)%	$9,745	(52)%
Other expense, net	1,142	—%	236	—%	906	384%
Total other expense	$(7,797)	(3)%	$(18,448)	(6)%	$10,651	(58)%
Interest expense, net was $8.9 million in 2024, compared to $18.7 million for 2023, a decrease of $9.8 million, or 52%. The decrease results from the recognition of $10.6 million more in benefit from the recognition of amounts reclassified from accumulated other comprehensive income benefit related to our interest rate swaps, the decrease in cash interest expense of $3.1 million net of the cash flows from the interest rate swaps due to lower interest rates as well as a decrease in outstanding borrowings on our Credit Facility and the decrease of $0.2 million of other interest charges. These decreases in interest expense, net were offset by the recognition of the decline in fair value of the de-designated interest rates swaps after August 2024 of $1.6 million and the decrease in interest income on our deposits of $2.5 million due to lower interest rates and lower invested cash balance.
Other income, net was $1.1 million in 2024, compared to other income of $0.2 million in 2023, a change $0.9 million. The difference in other expense is primarily due to an increase in foreign currency exchange gains compared to 2023.
Benefit from Income Taxes

	Year Ended December 31,
	2024		2023		Change
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	% Change
	(dollars in thousands)
Benefit from (provision for) income taxes	$(2,640)	—%	$2,493	1%	$(5,133)	(206)%
Effective income tax rate	2.4%		(1.4)%
Provision for income taxes was $2.6 million in 2024, compared to a benefit for income taxes of $2.5 million in 2023, an increase in the provision for income taxes of $5.1 million, or 206%. This increased expense was primarily related to the increased expense in Canada and reduced benefit in the UK for 2024. The 2024 increased expense was also impacted by a material goodwill impairment in 2024, changes in deferred tax liabilities associated with amortization of U.S. tax deductible goodwill and U.S. state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards. The increase in tax expense was partially offset by reduced tax expense related to other international operations.
Comparison of Years Ended December 31, 2023 and December 31, 2022
For a comparison of the years ended December 31, 2023 and 2022 refer to “Item 7. Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024.

Key Metrics and Non-GAAP Financial Measures
In addition to the GAAP financial measures described in “Results of Operations” above, we regularly review the following key metrics and non-GAAP financial measures to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions (in thousands, except percentages):

	As of December 31,
	2024	2023	2022
Other Financial Data (unaudited):
Annualized recurring revenue value at year-end	$225,620	$242,136	$266,278
Annual net dollar retention rate	96%	95%	95%
Adjusted EBITDA	$55,638	$64,438	$97,105
Key Metrics
Annualized recurring revenue value at year-end
We define annualized recurring revenue (“ARR”) as the value as of December 31 that equals the monthly value of our recurring revenue under support and subscription contracts excluding month-to-month contracts measured as of December 31 multiplied by 12. This measure excludes the revenue value of uncontracted overage fees, on-demand or monthly usage service fees. As a metric, ARR mitigates fluctuations in revenue recognition due to certain factors, including contract term and the sales mix of recurring revenue contracts and perpetual licenses. ARR does not have any standardized meaning and may not be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenues and deferred revenues and is not intended to be combined with or to replace either of those elements of our financial statements. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our clients. Refer to “Note 3 Acquisitions” and “Note 5 Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements for further discussion.
Our ARR was $225.6 million, $242.1 million and $266.3 million as of December 31, 2024, 2023 and 2022, respectively.
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
Our annual net dollar retention rate was 96%, 95% and 95% as of December 31, 2024, 2023 and 2022, respectively.
Non-GAAP Financial Measures
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

	Year Ended December 31,
	2024	2023	2022
Net loss	$(112,732)	$(179,874)	$(68,413)
Depreciation and amortization expense	54,986	71,985	56,146
Interest expense, net	8,939	18,684	29,145
Other expense, net	(1,142)	(236)	781
Benefit from (provision for) income taxes	2,640	(2,493)	(1,741)
Stock-based compensation expense	15,270	22,874	41,602
Acquisition-related expense	19	3,060	21,556
Non-recurring litigation costs	187	1,126	33
Purchase accounting deferred revenue discount	244	557	5,496
Impairment of goodwill	87,227	128,755	12,500
Adjusted EBITDA	$55,638	$64,438	$97,105
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
For the three-month period ended December 31, 2024, our Core Organic Growth Rate was 0.0%.

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

	Three Months Ended December 31,
	2024	2023

	(dollars in thousands)
Reconciliation of total revenue to core organic revenue:
Total revenue	$68,027	$72,178
Less:
Perpetual license revenue	1,531	1,760
Professional services revenue	2,164	2,234
Subscription and support revenue from Sunset Assets	7,084	10,405
Overage Charges	908	1,413
Core organic revenue	$56,340	$56,366

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operating activities, the raising of capital including sales of our common stock and our convertible preferred stock, and borrowings under our Credit Facility (as hereinafter defined). We believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
The following table summarizes our liquidity for the periods indicated:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Cash, cash equivalents and restricted cash	$57,052	$236,559
Available borrowings from our Revolving Credit Facility (1)	—	60,000
Total Liquidity	$57,052	$296,559
(1) Loans under the Revolver could be borrowed, repaid and reborrowed until it matured on August 6, 2024.
The $179.5 million decrease in cash and cash equivalents from December 31, 2023 to December 31, 2024 was due primarily to the $183.0 million additional principal pay down of amounts outstanding under our Term Loans during 2024 compared to $35 million additional principal payments in 2023. In addition, cash flow from operations was $25.7 million less than in prior year due primarily to the one time cash inflow of $20.5 million from the sale of a portion of our interest rate swaps and other net cash inflows from operations.
Our cash and cash equivalents held by our foreign subsidiaries was $32.4 million as of December 31, 2024. If these funds held by our foreign subsidiaries are needed for our domestic operations, we may be required to accrue and pay U.S. taxes to repatriate these funds to the U.S. However, our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of December 31, 2024 and 2023, we had a working capital deficit of $2.0 million and a working capital surplus of $169.6 million, respectively.
Credit Facility
Our Credit Facility, as defined and described in “Note 7. Debt”, is comprised of fully drawn Term Loans as of December 31, 2024. The Term Loans are repayable on a quarterly basis with any amount remaining unpaid due and payable in full on August 6, 2026. Our $60.0 million revolving credit facility matured on August 6, 2024 with no amounts drawn.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$24,239	$49,943
Net cash used in investing activities	(882)	(1,220)
Net cash used in financing activities	(202,307)	(61,384)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(557)	567
Change in cash, cash equivalents and restricted cash	(179,507)	(12,094)
Cash, cash equivalents and restricted cash, beginning of period	236,559	248,653
Cash, cash equivalents and restricted cash, end of period	$57,052	$236,559
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
Cash provided by operating activities was $24.2 million for 2024 compared to $49.9 million for 2023, a decrease of $25.7 million. This decrease in operating cash flow is generally attributable to a one-time $20.5 million cash gain on the sale of a portion of our interest rate swaps in August 2023. The working capital sources of cash outweighed the working capital uses of cash but 2024 non-cash adjustments to net loss were less than 2023 due to decreases in goodwill impairment, depreciation and amortization, stock-based compensation and non-cash interest.
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
Cash used in investing activities consisted of purchases of property and equipment of $0.9 million in 2024 compared to purchases of property and equipment of $1.2 million in 2023, a decrease of $0.3 million as a result of fewer purchases of office equipment in 2024.
Cash Flows from Financing Activities
Our primary financing activities have consisted of capital raised to fund our acquisitions, proceeds from debt obligations incurred to finance our acquisitions, repayments of our debt obligations, and share based tax payment activity.

Cash used in financing activities increased $140.9 million in 2024 compared to 2023. The additional uses of cash in financing activities relates primarily to additional prepayments of $183.0 million of the outstanding Term Loans in 2024 compared to prepayments of $35.0 million in 2023. This is offset by cash used for Common Stock repurchases of $11.0 million in 2024 compared to $14.1 million in 2023.

Contractual Payment Obligations
The following table summarizes our future contractual obligations as of December 31, 2024 (in thousands):

	Next 12 Months	Beyond 12 Months	Total
Debt Obligations (1)	$5,400	$288,250	$293,650
Interest on Debt Obligations (2)	24,902	14,650	39,552
Operating Lease Obligations (3)	1,130	746	1,876
Purchase Commitments (4)	16,469	3,651	20,120
Total	$47,901	$307,297	$355,198
(1)Consists of contractual principal payments on our Credit Facility. See “Liquidity and Capital Resources” above for further discussion regarding our Credit Facility.
(2)Future interest on debt obligations is calculated using the interest rate effective as of December 31, 2024. We have entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to a portion of our debt. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” for further discussion.
(3)We lease office space under operating leases that expire between 2024 and 2033. Operating lease obligations above do not include the impact of future rental income related to agreements we have entered into to sublet excess office space as a result of our transformation activities.
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
The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities will be recognized in the period that includes the enactment date. We make significant estimates in determining the value of our deferred tax assets. These estimates include, but are not limited to, the expected reversal periods of deferred tax assets and liabilities, the availability of net operating losses and other carryovers and consideration of the future ability to generate taxable income. These estimates are inherently uncertain and unpredictable, and if different estimates were used, it would impact the value of our deferred tax assets and the income tax benefit recognized in fiscal 2024 and in future periods when the deferred taxes are realized.
A valuation allowance is established against our deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. As of December 31, 2024 we recorded a valuation allowance of $50.4 million against our deferred tax assets. If, in the future, we evaluate that our deferred tax assets are not more likely than not to be realized, an increase in the related valuation allowance could result in a material income tax expense in the period such determination is made.
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
As we operate as one reporting unit, the goodwill impairment evaluation is performed at the consolidated entity level by comparing the estimated fair value of the Company to its carrying value. We first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. qualitative factors considered include: industry and market considerations; macroeconomic conditions; and other relevant events and factors. Based on the qualitative assessment, if it is determined that it is more likely than not that the Company's fair value is less than its carrying value, then we perform a quantitative analysis using a fair-value-based approach to determine if the fair value of our reporting unit is less than its carrying value. Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions. See “Note 5. Goodwill and Other Intangible Assets” for more information regarding our 2024, 2023, and 2022 goodwill impairments.
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
The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. As of December 31, 2024, we had $40.4 million in money market mutual funds. Based on the Company’s balance of money market mutual funds at December 31, 2024, a hypothetical change of 100 basis points could have resulted in a $1.4 million change in interest income.
In conjunction with our Term Loans under the Credit Facility, we had entered into interest rate swaps for the total outstanding Term Loans for the full seven-year term, effectively fixing the interest rate of our Term Loans at 5.4% prior to August 2023. On August 24, 2023, the Company sold a portion of their interest rate swaps with a total notional amount of $259.9 million and received $20.5 million of net cash proceeds. After giving effect to such sale and principal payments on the Term Loans, $255.8 million of the Term Loans has an effective annualized fixed interest rate of 5.4%, and the remaining principal outstanding at December 31, 2024 of $37.9 million has a floating interest rate of 8.2% based on the interest rate as described in “Note 7. Debt.
As of December 31, 2024, we had an outstanding balance of $293.7 million under our Credit Facility. Based on the Company’s outstanding balance of variable rate debt at December 31, 2024, a hypothetical change of 100 basis points could have resulted in a $1.6 million increase to total interest expense for the year ended December 31, 2024.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, British pounds, Canadian dollars, Indian Rupees, Euros and Israeli New Shekels, and in the future, as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $6.1 million for the year ended December 31, 2024. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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

Item 8.    Financial Statements and Supplementary Data
UPLAND SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Upland Software, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Upland Software, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2025 expressed an unqualified opinion thereon.

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

Evaluation of goodwill for impairment
Description of the Matter	At December 31, 2024, the Company’s goodwill balance was $261 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested at least annually for impairment and more frequently when indicators of impairment are identified. Estimating fair values in connection with this impairment evaluation involves the utilization of the discounted cash flow and guideline public company approaches. As described in Note 5 to the consolidated financial statements, the Company recorded a goodwill impairment charge of $87 million during the year ended December 31, 2024.
Auditing management’s goodwill impairment assessment was complex and required auditor judgment because the estimation of fair values involves subjective management assumptions, including estimation of future operating margins, projected revenue growth rates and weighted average cost of capital. Assumptions used in these valuation models are forward-looking, and changes in these assumptions can have a material effect on the determination of fair value.
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
Austin, Texas
March 12, 2025

Upland Software, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$56,426	$236,559
Restricted cash	626	—
Accounts receivable, net of allowance for credit losses	38,647	38,765
Deferred commissions, current	8,361	10,429
Unbilled receivables	3,441	2,701
Income tax receivable, current	762	3,775
Prepaid expenses and other current assets	10,129	8,004
Total current assets	118,392	300,233
Tax credits receivable	951	1,657
Property and equipment, net	1,518	1,932
Operating lease right-of-use asset	1,364	2,929
Intangible assets, net	123,903	182,349
Goodwill	260,976	353,778
Deferred commissions, noncurrent	12,147	12,568
Interest rate swap assets	9,742	14,270
Other assets	529	308
Total assets	$529,522	$870,024
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,388	$8,137
Accrued compensation	6,226	7,174
Accrued expenses and other current liabilities	6,876	7,050
Deferred revenue	93,706	102,763
Operating lease liabilities, current	1,000	2,351
Current maturities of notes payable (includes unamortized discount of $2,176 and $2,228 at December 31, 2024 and December 31, 2023, respectively)	3,224	3,172
Total current liabilities	120,420	130,647
Notes payable, less current maturities (includes unamortized discount of $1,280 and $3,148 at December 31, 2024 and December 31, 2023, respectively)	286,970	473,502
Deferred revenue, noncurrent	4,670	3,860
Operating lease liabilities, noncurrent	762	1,597
Noncurrent deferred tax liability, net	11,347	16,025
Other long-term liabilities	428	461
Total liabilities	424,597	626,092
Mezzanine Equity:
Series A Convertible Preferred stock, 0.0001 par value; 5,000,000 shares authorized: 115,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	123,230	117,638
Stockholders’ equity:
Common stock, $0.0001 par value; 75,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 28,168,267 and 29,908,407 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	605,286	608,995
Accumulated other comprehensive (loss) income	(21,990)	6,168
Accumulated deficit	(601,604)	(488,872)
Total stockholders’ (deficit) equity	(18,305)	126,294
Total liabilities, convertible preferred stock and stockholders’ (deficit) equity	$529,522	$870,024

See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Operations

(in thousands, except share and per share amounts)	Year Ended December 31,
	2024	2023	2022
Revenue:
Subscription and support	$260,685	$281,554	$297,887
Perpetual license	5,837	6,077	6,948
Total product revenue	266,522	287,631	304,835
Professional services	8,272	10,221	12,468
Total revenue	274,794	297,852	317,303
Cost of revenue:
Subscription and support	76,037	88,894	93,948
Professional services	5,055	7,467	9,793
Total cost of revenue	81,092	96,361	103,741
Gross profit	193,702	201,491	213,562
Operating expenses:
Sales and marketing	66,301	64,342	59,416
Research and development	47,365	49,375	46,187
General and administrative	49,463	61,264	70,462
Depreciation and amortization	45,622	58,614	43,669
Acquisition-related expenses	19	3,060	21,556
Impairment of goodwill	87,227	128,755	12,500
Total operating expenses	295,997	365,410	253,790
Loss from operations	(102,295)	(163,919)	(40,228)
Other expense:
Interest expense, net	(8,939)	(18,684)	(29,145)
Other income (expense), net	1,142	236	(781)
Total other expense	(7,797)	(18,448)	(29,926)
Loss before benefit from (provision for) income taxes	(110,092)	(182,367)	(70,154)
Benefit from (provision for) income taxes	(2,640)	2,493	1,741
Net loss	$(112,732)	$(179,874)	$(68,413)
Preferred stock dividends	(5,592)	(5,347)	(1,846)
Net loss attributable to common shareholders	$(118,324)	$(185,221)	$(70,259)
Net loss per common share:
Net loss per common share, basic and diluted	$(4.26)	$(5.77)	$(2.23)
Weighted-average common shares outstanding, basic and diluted	27,789,248	32,074,906	31,528,881

See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Comprehensive Loss

(in thousands)	Year Ended December 31,
	2024	2023	2022
Net loss	$(112,732)	$(179,874)	$(68,413)
Other comprehensive income (loss):
Foreign currency gain (loss) translation adjustment	(6,225)	2,685	(16,975)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	(3,147)	4,096	(9,978)
Interest rate swaps	(18,786)	(11,723)	49,577
Other comprehensive income (loss):	$(28,158)	$(4,942)	$22,624
Comprehensive loss	$(140,890)	$(184,816)	$(45,789)

See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Equity
(in thousands, except share amount)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	—	31,096,548	$3	$568,384	$(11,514)	$(240,585)	$316,288
Issuance of Convertible Preferred Stock	115,000	110,445	—	—	—	—	—	—
Dividends accrued - Convertible Preferred Stock	—	1,846	—	—	(1,846)	—	—	(1,846)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	1,125,307	—	(1,385)	—	—	(1,385)
Stock-based compensation	—	—	—	—	41,602	—	—	41,602
Foreign currency translation adjustment	—	—	—	—	—	(16,975)	—	(16,975)
Unrealized translation loss on foreign currency denominated intercompany loans	—	—	—	—	—	(9,978)	—	(9,978)
Interest rate swaps	—	—	—	—	—	49,577	—	49,577
Net loss	—	—	—	—	—	—	(68,413)	(68,413)
Balance at December 31, 2022	115,000	$112,291	32,221,855	$3	$606,755	$11,110	$(308,998)	$308,870
Dividends accrued - Convertible Preferred Stock	—	5,347	—	—	(5,347)	—	—	(5,347)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	931,652	—	(1,086)	—	—	(1,086)
Stock repurchases and retirements		—	(3,245,100)	—	(14,201)			(14,201)
Stock-based compensation	—	—	—	—	22,874	—	—	22,874
Foreign currency translation adjustment	—	—				2,685		2,685
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—				4,096		4,096
Interest rate swaps	—	—				(11,723)		(11,723)
Net loss	—	—	—	—	—	—	(179,874)	(179,874)
Balance at December 31, 2023	115,000	$117,638	29,908,407	$3	$608,995	$6,168	$(488,872)	$126,294
Dividends accrued - Convertible Preferred Stock	—	5,592	—	—	(5,592)	—	—	(5,592)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	1,468,565	—	(2,591)	—	—	(2,591)
Stock repurchases and retirements			(3,208,705)		(10,796)			(10,796)
Stock-based compensation	—	—	—	—	15,270	—	—	15,270
Foreign currency translation adjustment		—	—	—	—	(6,225)	—	(6,225)
Unrealized translation loss on foreign currency denominated intercompany loans		—	—	—	—	(3,147)	—	(3,147)
Interest rate swaps		—	—	—	—	(18,786)	—	(18,786)
Net loss	—	—	—	—	—	—	(112,732)	(112,732)
Balance at December 31, 2024	115,000	$123,230	28,168,267	$3	$605,286	$(21,990)	$(601,604)	$(18,305)

See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2024	2023	2022
Operating activities
Net loss	$(112,732)	$(179,874)	$(68,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,986	71,985	56,146
Change in fair value of liabilities due to sellers of businesses	—	—	(75)
Deferred income taxes	(3,658)	(4,209)	(7,075)
Amortization of deferred costs	12,150	13,170	12,198
Foreign currency re-measurement loss	(999)	(538)	(12)
Non-cash interest, net and other income, net	(11,978)	(2,976)	2,256
Non-cash stock-based compensation expense	15,270	22,874	41,602
Non-cash loss on impairment of goodwill	87,227	128,755	12,500
Non-cash loss on retirement of fixed assets	17	47	79
Changes in operating assets and liabilities, net of purchase business combinations:
Accounts receivable	(328)	8,916	9,691
Prepaid expenses and other current assets	74	(471)	10,070
Interest rate swaps and other assets	(10,089)	10,866	(12,811)
Accounts payable	1,344	(6,896)	(7,175)
Accrued expenses and other liabilities	(556)	(6,188)	(14,013)
Deferred revenue	(6,489)	(5,518)	(4,989)
Net cash provided by operating activities	24,239	49,943	29,979
Investing activities
Purchase of property and equipment	(882)	(1,220)	(866)
Purchase business combinations, net of cash acquired	—	—	(62,356)
Net cash used in investing activities	(882)	(1,220)	(63,222)
Financing activities
Payments of debt costs	(358)	(221)	(203)
Payments on notes payable	(188,400)	(40,400)	(5,400)
Stock repurchases and retirement	(10,958)	(14,060)	—
Issuance of Series A Convertible Preferred stock, net of issuance costs	—	—	110,445
Taxes paid related to net share settlement of equity awards	(2,591)	(1,091)	(1,576)
Issuance of common stock, net of issuance costs	—	5	191
Additional consideration paid to sellers of businesses	—	(5,617)	(9,306)
Net cash used in financing activities	(202,307)	(61,384)	94,151
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(557)	567	(1,413)
Change in cash, cash equivalents and restricted cash	(179,507)	(12,094)	59,495
Cash, cash equivalents and restricted cash, beginning of period	236,559	248,653	189,158
Cash, cash equivalents and restricted cash, end of period	$57,052	$236,559	$248,653
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$28,900	$32,137	$29,120
Cash paid for taxes	$2,015	$7,106	$3,876
Non-cash investing and financing activities:
Business combination consideration including holdbacks and earnouts	$—	$—	$8,126
See accompanying notes.

Upland Software, Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Upland Software, Inc. (“Upland,” “we,” “us,” “our,” or the “Company”), a Delaware corporation,enables global businesses to work smarter with over 20 proven cloud software products that increase revenue, reduce costs, and deliver immediate value. Upland's AI-powered solutions cover knowledge management, content lifecycle and workflow automation, and digital marketing.. Upland’s powerful cloud products are trusted by more than 10,000 customers ranging from large global corporations and various government agencies to small and medium-sized businesses. The Company's customers operate in a wide variety of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, retail, and hospitality.
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
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in the Company’s accounting policies since December 31, 2023.
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
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 12, 2025, the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits and liquid investments with original maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.
Restricted Cash
The Company is required to maintain a letter of credit as collateral during the term of an operating lease for office space. As of December 31, 2024, we had $0.6 million of restricted cash deposited in a restricted account as collateral for the letter of credit. The Company had no restricted cash as of December 31, 2023.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$56,426	$236,559
Restricted cash	626	—
Total cash, cash equivalents and restricted cash	$57,052	$236,559
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
The following table presents the changes in the allowance for credit losses (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$572	$1,158	$1,107
Provision for credit losses	309	(569)	556
Writeoffs, net of recoveries and other	(435)	(17)	(505)
Balance at end of year	$446	$572	$1,158
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues or more than 10% of accounts receivable in the years ended December 31, 2024, 2023 or 2022.
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
As we operate as one reporting unit, the Goodwill impairment evaluation is performed at the consolidated entity level by comparing the estimated fair value of the Company to its Carrying Value. We first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its Carrying Value. Based on the qualitative assessment, if it is determined that it is more likely than not that the Company's fair value is less than its Carrying Value, then we perform a quantitative analysis using a fair-value-based approach to determine if the fair value of our reporting unit is less than its Carrying Value. See “Note 5. Goodwill and Other Intangible Assets” for more information regarding our historical goodwill impairments.
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
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine whether impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of the carrying value or net realizable value. No indicators of impairment of long-lived assets were identified during the years ended December 31, 2024, 2023 or 2022.
Software Development Costs
Software development costs for software to be sold are expensed as incurred until the point the Company establishes technological feasibility. Technological feasibility is established upon the completion of a working model. Costs incurred by the Company between establishment of technological feasibility and the point at which the product is ready for general release are capitalized, subject to their recoverability, and amortized over the economic life of the related products. Because the Company believes its current process for developing its software products essentially results in the completion of a working product concurrent with the establishment of technological feasibility, no software development costs have been capitalized to date. There were no software development costs required to be capitalized under ASC 985-20, Costs of Software to be Sold, Leased or Marketed. Software development costs associated with internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Eligible internal and external costs associated with significant upgrades and enhancements incurred during the application development stage are capitalized as property and equipment. During the years ended December 31, 2024, 2023 or 2022, there were no internal use software development costs capitalized under ASC 350-40, Internal-Use Software.
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
As of December 31, 2024 and 2023, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were not material. Capitalized implementation costs are amortized over the expected term of the arrangement and are amortized in the same line item on our consolidated statements of operations as the expense for fees for the associated hosting arrangement.
Debt Issuance Costs
The Company capitalizes underwriting, legal, and other direct costs incurred related to the issuance of debt, which are recorded as a direct deduction from the carrying amount of the related debt liability and amortized to interest expense, net over the term of the related debt using the effective interest rate method. Upon the extinguishment of the related debt, any unamortized capitalized debt issuance costs are recorded to Interest expense, net on our consolidated statement of operations. In 2024 and 2023, the Company had no write offs of debt issuance costs.
Derivatives
In 2019, the Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our variable rate debt. ASC 815, Derivatives and Hedging, requires entities to recognize derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Prior to August 2024, the Company had determined the interest rate swaps qualified for designation as cash flow hedges and recorded the changes in their fair value on our consolidated statements of comprehensive loss. In August 2024, in conjunction with the prepayment of a portion of the Company’s debt, the Company de-designated its interest rate swaps and as a result, under the accounting guidance, changes in the fair value of the interest rate swaps after that date are recorded in interest expense, net in the consolidated statements of operations.
Amounts deferred on interest rate swaps in our consolidated statements of comprehensive loss will be reclassified to Interest expense, net on our consolidated statements of operations in the period in which the hedged item affects earnings. Cash flows from the interest rate swaps are classified in the same category as the cash flows for the underlying item being hedged within "Net cash provided by operating activities" on the consolidated statements of cash flows.
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
Preferred Stock
In August 2022, the Company closed on the issuance and sale of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Company issued 115,000 shares of Series A Preferred Stock, par value 0.0001 per share, at a price of $1,000 per share, for an initial investment amount of $115.0 million. Pursuant to the Certification of Designation, cumulative preferred dividends accrue quarterly on the Series A Preferred Stock at a rate of (i) 4.5% per annum until but excluding the seven year anniversary of the closing, and (ii) 7.0% per annum on and after the seven year anniversary of the closing. See “Note 12. Mezzanine Equity —Series A Convertible Preferred Stock” for further details.
The Series A Preferred Stock and cumulative preferred dividends, net of preferred issuance costs, is presented as mezzanine equity of $123.2 million as of December 31, 2024 in the Company’s consolidated balance sheets. The Series A Preferred Stock is classified as mezzanine equity because it is redeemable at the option of its holders (upon a deemed liquidation event as defined in “Note 12. Mezzanine Equity —Series A Convertible Preferred Stock—Deemed Liquidation Event Redemption”) and has a condition for redemption that is not solely within the control of the issuer.
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
Advertising Costs
Advertising costs are expensed in the period incurred. Advertising expenses were $2.3 million, $2.0 million and $0.8 million for the years ended December 31, 2024, 2023 or 2022, respectively. Advertising costs are recorded in Sales and marketing expenses on our consolidated statement of operations.
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
ROU assets represent the Company's right to use an underlying asset for the lease term and the corresponding lease liabilities represent its obligation to make lease payments arising from the lease. Lease ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payment over the lease term at commencement date. The lease ROU asset includes any initial direct costs incurred and is reduced for any tenant incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company does not record short term leases with an initial lease term of one year or less on the consolidated balance sheets. As the Company’s leases do not provide an implicit rate, the net present value of future minimum lease payments is determined using the Company’s incremental borrowing rate.
Stock-Based Compensation
The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in our consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period. We value restricted stock units at the closing price of our common stock on the grant date. We value stock option awards using the Black-Scholes option-pricing model.
From time to time, we grant restricted stock units that also include performance or market-based conditions (“PRSUs”). For PRSUs granted with a market condition, we use a Monte Carlo simulation analysis to value the award. Compensation expense for awards with marked-based conditions is recognized over the requisite service period of the grant based on the grant date fair value of the award and is not subject to fluctuation due to achievement of the underlying market-based condition.
We record forfeitures as they occur.
Comprehensive Income (Loss)
The Company utilizes the guidance in ASC 220, Income Statement—Reporting Comprehensive Income, for the reporting and display of comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) consists of net loss, foreign currency translation adjustments for subsidiaries with functional currencies other than the United States dollar (“USD”), unrealized translation gains (losses) on foreign currency denominated intercompany loans, and unrealized gains (losses) on interest rate swaps designated as cash flow hedges. Refer to “Note 13. Stockholders' Equity—Accumulated Other Comprehensive Income (Loss)” for further discussion of the components of accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023 or 2022.
Foreign Currency Transactions
The functional currency of our foreign subsidiaries are generally the local currencies. Results of operations for foreign subsidiaries are translated into USD using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded as a separate component of the Company’s consolidated statements of stockholders' equity in accumulated other comprehensive loss. Assets and liabilities denominated in currencies other than the functional currency are remeasured using the current exchange rate for monetary accounts and historical exchange rates for non-monetary accounts, with exchange differences on remeasurement included in other expense, net in the accompanying statements of operations. For the years ended December 31, 2024, 2023 and 2022, net gains of $1.1 million, $0.3 million and a net loss of $1.0 million, respectively, were recorded in Other expense, net on our consolidated statements of operations, related to remeasurement of foreign currency transactions.
We have foreign currency denominated intercompany loans that were used to fund the acquisition of foreign subsidiaries. Due to the long-term nature of the loans, the foreign currency gains (losses) resulting from remeasurement are recognized as a separate component of the Company’s consolidated statements of stockholders' equity in accumulated other comprehensive loss. During the years ended December 31, 2024, 2023 and 2022, a translation loss of $3.1 million, a translation gain of

$4.1 million, and a translation loss $10.0 million, respectively, were recognized as a component of accumulated other comprehensive income (loss) in the Company’s statements of stockholders’ equity, related to long-term intercompany loans.
Recent Accounting Pronouncements
Recently issued accounting pronouncements - Adopted
In November 2023, the Financial Standards Accounting Board (“FASB”) issued accounting standards update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU for the Annual Report for the year ended December 31, 2024 and there was no material impact on its financial statements.
Recently issued accounting pronouncements - Not Adopted
In November 2024, the FASB, issued ASU 2024-04, Debt-Debt with Conversions and Other Options. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.
In November 2024, the FASB, issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. ASU 2024-03 is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. This ASU is effective for public companies with annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects of adoption of this guidance will have on its consolidated financial statements.
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
Consideration
The following table summarizes the consideration transferred for the acquisitions described above (in thousands):

	BA Insight	Objectif Lune
Cash	$33,355	$29,750
Holdback(1)	645	5,250
Working capital and other adjustments	1,587	644
Total consideration	$35,587	$35,644
(1)Represents cash holdbacks subject to indemnification claims that are payable 12 months from closing for Objectif Lune, and 15 months following closing for BA Insight. As of December 31, 2024, all of the holdbacks had been paid.
Fair Value of Assets Acquired and Liabilities Assumed
The Company recorded the purchase of the acquisitions described above using the acquisition method of accounting, and has recognized the assets acquired and liabilities assumed at their fair values as of the date of the acquisition.
The following condensed table presents the finalized acquisition-date fair value of the assets acquired and liabilities assumed for the acquisitions closed in 2022 (in thousands):

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
The $49.3 million goodwill for the above acquisitions is primarily attributable to the synergies expected to arise after the acquisition. Goodwill deductible for tax purposes related to the above acquisitions was $4.6 million.
Total transaction costs incurred with respect to acquisition activity in the years ended December 31, 2024, 2023 and 2022 were nil, nil and $4.6 million, respectively. These costs are included in Acquisition-related expenses on our consolidated statement of operations.

4. Fair Value Measurements
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$40,428	$—	$—	$40,428
Interest rate swaps	$—	$9,742	$—	$9,742
Total	$40,428	$9,742	$—	$50,170

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$211,661	$—	$—	$211,661
Interest rate swaps	—	14,270	—	14,270
Total	$211,661	$14,270	$—	$225,931
The Company’s cash equivalents - money market funds are measured at fair value using quoted market prices and active markets, therefore are categorized as Level 1.
In connection with entering into, and expanding, the Company's credit facility, as discussed further in “Note 7. Debt”, the Company entered into interest rate swaps. The fair value of these swaps are measured at the end of each interim reporting period based on the then assessed fair value and adjusted if necessary. As the fair value measure is based on the market approach, they are categorized as Level 2. As of December 31, 2024, the fair value of the interest rate swaps is included in the “Interest rate swap assets” on the Company's consolidated balance sheets.
The Company’s other financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and long–term debt. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value, primarily due to short maturities. The Company believes the carrying value of its long-term debt at December 31, 2024 approximates its fair value based on its variable interest rate feature and interest rates currently available to the Company. The estimated fair value and carrying value of the Company's debt, before debt discount, at December 31, 2024 and December 31, 2023 are $293.7 million and $482.1 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.

5. Goodwill and Other Intangible Assets
Changes in the Company’s Goodwill balance for each of the two years in the period ended December 31, 2024 are summarized in the table below (in thousands):

Balance at December 31, 2022	$477,043
Adjustment related to finalization of business combinations	415
Impairment of goodwill	(128,755)
Foreign currency translation adjustment	5,075
Balance at December 31, 2023	$353,778
Impairment of goodwill	(87,227)
Foreign currency translation adjustment	(5,575)
Balance at December 31, 2024	$260,976
We review goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable.
As a result of the decline of our stock price impacting our market capitalization during the quarters ended March 31, 2024, March 31, 2023 and December 31, 2022, we performed quantitative impairment evaluations, which resulted in goodwill impairments of $87.2 million, $128.8 million and $12.5 million during the quarters ended March 31, 2024, March 31, 2023 and December 31, 2022, respectively. Our quantitative goodwill impairment analysis applied two methodologies to estimate the Company’s fair value which were: a) a discounted cash flow method and b) a guideline public company method. The two methods generated similar results and indicated that the fair value of the Company was less than its carrying value. The discounted cash flow method requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, and determination of our weighted average cost of capital. Under the guideline public company method, we estimate fair value based on a market multiple of revenues and earnings derived for comparable publicly traded companies with similar operating characteristics as the Company.
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets and developed technology that the Company recorded as part of its business acquisitions purchases and from acquisitions of customer relationships. The following is a summary of the Company’s Intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2024
Customer relationships	1-10	$348,524	$239,563	$108,961
Trade name	1.5-10	9,329	7,949	1,380
Developed technology	4-9	85,558	72,132	13,426
Favorable leases	6.3	$258	$122	$136
Total intangible assets		$443,669	$319,766	$123,903

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2023
Customer relationships	1-10	$378,923	$222,436	$156,487
Trade name	1.5-10	10,012	7,862	2,150
Developed technology	4-9	94,103	70,582	23,521
Favorable leases	6.3	280	89	191
Total intangible assets		$483,318	$300,969	$182,349
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life.
Total amortization expense was $53.8 million, $70.6 million, and $54.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

No impairment of intangible assets were recorded during the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Year ending December 31:	Amortization Expense
2025	$38,002
2026	35,877
2027	26,999
2028	17,620
2029	5,405
Thereafter	—
Total	$123,903

6. Income Taxes
The Company's loss from continuing operations before income taxes was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Loss before provision for income taxes:
United States	$(76,081)	$(117,208)	$(40,818)
Foreign	(34,011)	(65,159)	(29,336)
	$(110,092)	$(182,367)	$(70,154)
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$126	$—	$—
State	1,216	901	971
Foreign	4,922	1,613	4,776
Total Current	$6,264	$2,514	$5,747

Deferred
Federal	$87	$(468)	$84
State	(876)	(771)	1,062
Foreign	(2,835)	(3,768)	(8,634)
Total Deferred	(3,624)	(5,007)	(7,488)
(Benefit from) provision for income taxes	$2,640	$(2,493)	$(1,741)
As of December 31, 2024 the Company had total net operating loss carryforwards of approximately $244.5 million consisting of $200.6 million and $43.9 million related to the U.S federal and foreign net operating loss carryforwards, respectively. $138.8 million of the U.S. federal net operating loss carryforwards are related to years prior to 2018 and begin to expire in 2025. The remaining $61.9 million carryforward indefinitely. In addition, $43.9 million of foreign net operating loss carryforwards carry forward indefinitely, and the remainder will expire beginning in 2041. Utilization of the U.S. federal net operating losses and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation will result in the expiration of approximately $155.0 million of U.S. federal net operating losses and $4.1 million of credit carryforwards before utilization.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes are as follows (in thousands):

	As of December 31,
	2024	2023	2022
Deferred tax assets:
Accrued expenses and allowances	$722	$583	$1,640
Deferred revenue	794	571	608
Stock compensation	512	489	612
Net operating loss and tax credit carryforwards	27,683	40,222	52,149
Disallowed interest expense carryforwards	19,482	17,670	17,181
Capital expenses	346	66	295
Tax credit carryforwards	216	—	348
Lease liability	453	960	2,139
Research and development expenses	19,402	13,247	6,243
Other	550	410	461
Valuation allowance	(50,385)	(41,259)	(20,482)
Net deferred tax assets	$19,775	$32,959	$61,194

Deferred tax liabilities:
Prepaid expenses	$(142)	$—	$(161)
Intangible assets	(23,409)	(36,342)	(54,153)
Goodwill	(195)	(2,850)	(7,382)
Tax credit carryforwards	—	(15)	—
Right of use asset	(326)	(670)	(1,504)
Unrealized gains	(2,143)	(4,049)	(10,705)
Deferred commissions	(4,562)	(5,003)	(5,705)
Net deferred tax liabilities	$(30,777)	$(48,929)	$(79,610)
Net deferred taxes	$(11,002)	$(15,970)	$(18,416)
Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its net deferred tax assets. During the year ended December 31, 2024, the valuation allowance increased by $9.1 million and during the year ended December 31, 2023 the valuation allowance increased by $20.8 million. The valuation allowance for the year ended December 31, 2024 increased $10.1 million related primarily to current U.S., U.K. and Australia operations, which have current year losses. This increase was offset by a decrease of $1.0 million due to the tax effect of items recorded in other comprehensive income . The valuation allowance for the year ended December 31, 2023 decreased by $20.8 million due to the tax effect of $7.1 million of items recorded in other comprehensive income with the remaining increase of approximately $13.7 million related primarily to current operations.
At December 31, 2024, we did not provide deferred income taxes on temporary differences resulting from earnings of certain foreign subsidiaries which are indefinitely reinvested. The reversal of these temporary differences could result in additional tax; however, it is not practicable to estimate the amount of any unrecognized deferred income tax liabilities at this time. Deferred income taxes are provided as necessary with respect to earnings that are not indefinitely reinvested.

The Company’s provision for income taxes differs from the expected tax expense (benefit) computed by applying the statutory federal income tax rate to income before taxes due to the following:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.8)%	1.1%	(0.2)%
Tax credits	—%	—%	0.6%
Effect of foreign operations	(1.6)%	(0.4)%	0.1%
Stock compensation	(1.5)%	(2.2)%	(9.5)%
Global intangible low-taxed income	(2.6)%	(1.3)%	—%
U.K. intercompany dividend	2.5%	—%	—%
Disallowed excess executive compensation	(0.7)%	—%	(0.6)%
Goodwill impairment	(12.8)%	(12.5)%	(3.6)%
Permanent items and other	(0.9)%	1.0%	(0.5)%
Change in valuation allowance	(5.0)%	(5.9)%	(6.9)%
Change in tax rates	—%	0.6%	2.1%
	(2.4)%	1.4%	2.5%
Under ASC 740-10, Income Taxes - Overall, the Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. The Company has determined it has an immaterial exposure related to uncertain tax positions as of December 31, 2024. To the extent the Company is required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024, the Company has not accrued any interest or penalties related to uncertain tax positions.
The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and in several state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2020 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2019  US operating losses generated in years prior to 2020 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

7. Debt
Long-term debt consisted of the following at December 31, 2024 and December 31, 2023 (in thousands):

	December 31,
	2024	2023
Senior secured loans (includes unamortized discount of $3,456 and $5,376 based on an imputed interest rate of 6.6% and 7.6%, at December 31, 2024 and December 31, 2023, respectively)	$290,194	$476,674
Less current maturities	(3,224)	(3,172)
Total long-term debt	$286,970	$473,502
Credit Facility
In 2019, the Company entered into a credit agreement (the “Credit Facility”) which provided for (i) fully-drawn, 7 year, senior secured term loans for $350 million and $190 million maturing August 6, 2026 (the “Term Loans”) and (ii) a $60 million, 5 year, revolving credit facility (the “Revolver”) which matured August 6, 2024.
Payment terms
The Term Loans are repayable on a quarterly basis by an amount equal to 0.25% (1.00% per annum) of the aggregate principal amount of such loan. Any amount remaining unpaid is due and payable in full on August 6, 2026.

At the option of the Company, the Term Loans accrue interest at a per annum rate based on (i) the Base Rate (as defined below) plus a margin of 2.75% or (ii) the Term SOFR Reference Rate plus the Term SOFR Adjustment (not less than 0.00%) published by CME Group Benchmark Administration Limited (CBA), or as otherwise determined in accordance with the Credit Facility (based on a period equal to 1, 2, 3 or 6 months or, if available and agreed to by all relevant Lenders and the Agent, 12 months or such period of less than 1 month) plus a margin of 3.75%. The Base Rate for any day was a rate per annum equal to the greatest of (i) the prime rate in effect on such day, (ii) the Federal Funds Effective Rate (not less than 0.00%) in effect on such day plus ½ of 1.00%, and (iii) the Federal Funds Effective Rate for a one month interest period beginning on such day plus 1.00%. Accrued interest is paid quarterly or, with respect to Term Loans that are accruing interest based on the Federal Funds Effective Rate, at the end of the applicable interest rate period. At December 31, 2024, the floating interest rate was 8.2%.
On August 15, 2024, the Company prepaid $175.0 million of the Term Loans and from September 30, 2024 through December 31, 2024, the Company prepaid an additional $8.0 million in principal payments. On August 31, 2023, the Company prepaid $35.0 million of the Term Loans.
Revolver
The Revolver matured August 6, 2024. Loans under the Revolver could be borrowed, repaid and reborrowed until maturity, at which time all amounts borrowed under the Revolver must be repaid. No amounts were drawn on the Revolver at the time of its maturity.
Covenants
The Credit Facility contains customary affirmative and negative covenants. The Term Loan and Revolver are secured by substantially all of the Company's assets.
As of December 31, 2024 the Company was in compliance with all covenants under the Credit Facility.
Interest rate swaps
In 2019, the Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt. Until the termination of a portion of the interest rate swaps as described below, these interest rate swaps effectively converted the entire balance of the Company's original principal Term Loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, for the term of debt.
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
In August 2024, the Company prepaid $175.0 million of the Term Loans resulting in the release of $9.0 million of the deferred gain to interest expense, net and from September 30, 2024 through December 31, 2024, the Company prepaid an additional $8.0 million in principal payments resulting in the additional release of $0.4 million of the deferred gain to interest expense, net. In August 2023, the Company prepaid $35.0 million of the Term Loans. As a result of this prepayments, $2.8 million of the deferred gain in accumulated comprehensive income was released immediately into earnings as interest expense, net in 2023.
In August 2024, the Company de-designated all of the interest rate swaps in conjunction with the August 2024 debt prepayment. The amount remaining in accumulated other comprehensive loss at the de-designation date was $11.4 million and is being amortized to interest expense, net over the effective period of the original interest rate swap agreements. Subsequent to the de-designation, changes in the fair value of the interest rate swaps are recorded to interest expense, net. Net change in fair value of the interest rate swaps recognized in interest expense, net for the year ended December 31, 2024 was expense of $1.6 million.

Amounts reported in accumulated other comprehensive loss related to the Company's derivatives are reclassified to interest expense, net as interest is accrued on the Company’s variable-rate debt or prepayments on the Term Loans are made. The impact of the Company’s derivative financial instruments on its consolidated statements of comprehensive loss was as follows (in thousands):

	Year Ended December 31
	2024	2023	2022
Unrealized gain (loss) recognized in Other comprehensive income (loss) on interest rate swaps	$(2,918)	$(6,434)	$49,577
Amounts reclassified from Accumulated other comprehensive income (loss) to interest expense, net	(15,868)	(5,289)	—
Total Other comprehensive income (loss) on interest rate swaps	$(18,786)	$(11,723)	$49,577
In the next twelve months, assuming no additional prepayments, the Company estimates that $6.3 million will be reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on our consolidated statement of operations.
Cash interest costs averaged 6.6%, 7.2%, and 5.4% for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the Company had $3.5 million of unamortized debt issuance costs associated with the Credit Facility. These issuance costs will be amortized to Interest expense, net on our consolidated statement of operations, over the term of the Credit Facility.
Debt Maturities
Under the terms of the Credit Facility, future debt maturities of long-term debt excluding debt discounts at December 31, 2024 are as follows (in thousands):

Year ending December 31:	Amount
2025	$5,400
2026	288,250
Total debt outstanding	$293,650
Less unamortized discount	3,456
Total debt outstanding, net of discount	$290,194

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
The following table sets for the computations of net loss per share:

	Year Ended December 31,
(In thousands, except share and per share amounts)	2024	2023	2022
Numerators:
Net loss	$(112,732)	$(179,874)	$(68,413)
Preferred stock dividends and accretion	(5,592)	(5,347)	(1,846)
Net loss attributable to common stockholders	$(118,324)	$(185,221)	$(70,259)
Denominator:
Weighted–average common shares outstanding, basic and diluted	27,789,248	32,074,906	31,528,881
Net loss per common share, basic and diluted	$(4.26)	$(5.77)	$(2.23)
Due to the net losses incurred for the years ended December 31, 2024, 2023 and 2022, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The Company is required to use the application of the if-converted method for calculating diluted earnings per share on our Series A Preferred Stock. The

Company applies the treasury stock method for calculating diluted earnings per share on our stock options, restricted stock awards, restricted stock units and performance restricted stock units.
The following table sets forth the anti-dilutive common share equivalents excluded from the weighted-average shares used to calculate diluted net loss per common share:

	Year Ended December 31,
	2024	2023	2022
Stock options	103,561	149,914	154,321
Restricted stock units	2,177,132	1,758,847	1,509,273
Performance restricted stock units	100,000	100,000	93,750
Series A Preferred Stock on an as-converted basis(1)	7,302,047	6,982,493	6,676,923
Total anti–dilutive common share equivalents	9,682,740	8,991,254	8,434,267
(1) Per ASU 2020-06, the Company is applying the if-converted method to calculated diluted earnings per share. As of December 31, 2024, the Series A Preferred Stock plus accumulated dividends totaled $127.8 million. The Series A Preferred Stock has a conversion price of $17.50 per share, as detailed in “Note 12. Mezzanine Equity —Series A Convertible Preferred Stock”

9. Leases
Operating Leases
The Company currently leases office space under operating leases that expire between 2024 and 2029. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed rent increases over the term of the lease, rent holidays and provide for additional renewal periods. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis.
Lease Expense
Total office rent expense for the years ended December 31, 2024, 2023 and 2022 were approximately $1.4 million, $1.4 million and $2.5 million, respectively. The $2.5 million office rent expense in 2022 includes approximately $1.1 million of transformation charges in conjunction with the closures of the BA Insight and Objectif Lune offices as we continue to consolidate and integrate these acquisitions.
The Company has entered into sublease agreements related to excess office space as a result of the Company's transformation activities related to its acquisitions. The Company’s current sublease agreements terminate in 2027. For the years ended December 31, 2024, 2023 and 2022, the Company recognized rental income on subleases, as offsets to rental expense, of $0.8 million, $1.8 million and $1.4 million, respectively. Operating lease obligations in the future minimum payments table below do not include the impact of future rental income of $0.5 million related to these subleases as of December 31, 2024.
The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$2,195	3,243
Sublease income	(797)	(1,762)
Total lease expense	$1,398	1,481

Other information about lease amounts recognized on our consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$2,483	$3,908
Right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$212	$653
Weighted average remaining lease term (in years):
Operating leases	1.9	2.2
Weighted average discount rate
Operating leases	6.2%	6.2%
As of December 31, 2024, the Company no longer had any finance lease agreements. Future minimum payments for operating lease obligations and purchase commitments are as follows (in thousands):

Operating Leases
2025	$1,130
2026	564
2027	120
2028	50
2029	12
Thereafter	—
Total minimum lease payments	1,876
Less amount representing interest	(114)
Present value of lease liabilities	$1,762

Operating lease liabilities, current	1,000
Operating lease liabilities, noncurrent	762
Total lease liabilities	$1,762
Subsequent to December 31, 2024, the Company entered into an operating lease for its new corporate offices in Austin, Texas. The Company’s existing lease agreement for its corporate office space expires in June 2025. The new lease term begins in July 2025 and expires in January 2033 with an option to renew the lease for an additional three years. Total commitments under this lease are approximately $1.8 million, net of lease incentives of $0.6 million.

10. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment.
Future minimum payments for purchase commitments are as follows (in thousands):

Year	Purchase Commitments
2025	$16,469
2026	1,897
Thereafter	1,754
Total minimum payments	$20,120

Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. As of December 31, 2024, the Company is not involved in any current or pending legal proceedings that it believes may have a material adverse effect on its consolidated financial position or results of operations.
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
Letter of Credit
In conjunction with a December 2024 operating lease agreement, the Company provided a $0.6 million letter of credit in conformance with the contractual provisions of the lease. The letter of credit expires July 2029. The amount underlying such letter of credit is reflected as restricted cash in the Company's consolidated balance sheets as of December 31, 2024.

11. Property and Equipment, Net
Property and equipment consisted of the following (in thousands) at:

	December 31,
	2024	2023
Equipment	$5,399	$5,722
Furniture and fixtures	221	279
Leasehold improvements	639	836
Accumulated depreciation	(4,741)	(4,905)
Property and equipment, net	$1,518	$1,932
Depreciation expense on property and equipment, net was $1.2 million, $1.4 million and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company recorded no impairment of property and equipment during the years ended December 31, 2024, 2023 and 2022. During the years ended December 31, 2024, 2023 and 2022, we recognized $17.0 thousand, $47.0 thousand and $79.0 thousand in losses on disposal of assets related primarily to leasehold improvements associated with the consolidation and integration of prior year acquisitions.

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
Dividend Provisions
The Series A Preferred Stock rank senior to the Company’s common stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an Initial Liquidation Preference of $1,000 per share, representing an aggregate Liquidation Preference (as defined below) of $1,000 upon issuance. Holders of the Series A Preferred Stock are entitled to the dividend at the rate of 4.5% per annum, within first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The dividend can be paid, in the Company’s sole discretion, in cash or dividend in kind by adding to the Liquidation Preference of each share of Series A Preferred Stock outstanding. On June 7, 2023, the stockholders of the Company authorized, for purposes of complying with Nasdaq Listing Rules 5635(b) and (d), the issuance of shares of Common Stock underlying shares of Series A Preferred Stock in an amount equal to or in excess of 20% of the Common Stock outstanding immediately prior to the issuance of such Series A Preferred Stock (including upon the operation of anti-dilution provisions contained in the Certificate of Designation designating the terms of such Series A Preferred Stock). The Series A Preferred Stock is also entitled to fully participate in any dividends paid to the holders of common stock in cash, in stock or otherwise, on an as-converted basis. The Series A Preferred Stock had accrued unpaid dividends of $12.8 million as of December 31, 2024.
Liquidation Rights
In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into common stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of December 31, 2024, the Liquidation Preference of the Series A Preferred Stock was $127.8 million.
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
See “Note 12. Mezzanine Equity —Series A Convertible Preferred Stock” for a description of our Series A Preferred Stock, which is the only class of preferred stock outstanding.
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
In fiscal year 2024, the Company’s net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act. The excise tax is included as a reduction to accumulated deficit in the consolidated statements of stockholders equity. Total accrued excise tax of $0.2 million is included in total cost of shares repurchases, excluded from average cost per share and excluded from total cash paid during the years ended December 31, 2024 and 2023 as amounts were unpaid at year end.
During the year ended December 31, 2024, the Company repurchased and subsequently retired 3,208,705 shares of Common Stock, for a total of $11.0 million under the Share Repurchase Plan, inclusive of excise tax and other costs directly related to the repurchased shares. As of December 31, 2024, no shares remained available for additional share repurchases. The Company is not obligated to acquire any particular amount of Common Stock and may modify or suspend the repurchases at any time in the Company’s discretion.
As of December 31, 2024, the Share Repurchase Plan was complete and no further amounts are available for share repurchases.

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
As part of the 2024 Tax Benefit Preservation Plan, the Board declared a dividend of one preferred stock purchase right (a “2024 Right”) for each outstanding share of Common Stock of the Company as of June 15, 2024. 27,030,605 Rights were issued to the holders of record of shares of Common Stock. The description and terms of the 2024 Rights are set forth in the 2024 Tax Benefit Preservation Plan. The 2024 Rights trade with, and are inseparable from, the Common Stock, and the record holders of shares of Common Stock are the record holders of the 2024 Rights. The 2024 Rights are not exercisable until the Distribution Date, as defined in the 2024 Tax Benefit Preservation Plan.
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
The following table shows the ending balance of the components of accumulated other comprehensive loss, net of income taxes, in the stockholders’ equity section on our consolidated balance sheets at the dates indicated (in thousands):

	December 31,
	2024	2023
Other comprehensive income (loss)
Foreign currency translation adjustment	$(26,172)	$(19,947)
Unrealized translation loss on intercompany loans with foreign subsidiaries, net of taxes	(6,477)	(3,330)
Unrealized gain on interest rate swaps, net of amounts reclassified into interest expense, net	9,033	14,270
Realized gain on interest rate swap sale, net of amounts reclassified into interest expense, net	1,626	15,175
Total accumulated other comprehensive income (loss)	$(21,990)	$6,168

The Unrealized translation gains on intercompany loans with foreign subsidiaries as of December 31, 2024 and 2023 are net of unrealized income tax expense of $1.4 million and $1.6 million, respectively. The income tax expense (benefit) allocated to each component of other comprehensive income (loss) for all other periods and components was not material.
Stock-Based Compensation Plans
The Company’s stock-based compensation generally includes awards of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). Key employees, officers and directors of the Company and its consultants or advisors are eligible to receive awards.
On June 5, 2024, the Company’s stockholders approved the Upland Software, Inc. 2024 Omnibus Incentive Plan. No further awards will be made under the Upland Software, Inc. 2014 Equity Incentive Plan or the Amended and Restated Upland Software, Inc. 2010 Stock Option Plan (collectively, the “Plans”).
At December 31, 2024, there were 103,561 options outstanding under the Company’s Plans, 2,177,132 restricted stock units and 100,000 performance based restricted stock units outstanding under the Plans. At December 31, 2024, there were 2,725,017 shares of common stock reserved for issuance under the Plans.
Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$765	$952	$1,984
Research and development	2,095	2,463	2,733
Sales and marketing	1,512	2,059	4,239
General and administrative	10,898	17,400	32,646
Total	$15,270	$22,874	$41,602
Our income tax benefits recognized from stock-based compensation arrangements in each of the periods presented were immaterial due to cumulative losses and valuation allowances.
Restricted Stock Units (“RSU”)
Restricted stock units primarily vest over a period of 1 to three years upon the satisfaction of a service-based condition with quarterly vesting.
The total fair value of the RSUs vested during the years ended December 31, 2024, 2023 and 2022 was approximately $4.3 million, $5.0 million and $13.9 million, respectively.
Performance-Based Restricted Stock Units
In 2024, 2023 and 2022, fifty percent of the awards granted to our Chief Executive Officer were PRSUs. The PRSU agreements provide that the quantity of units subject to vesting may range from 0% to 300% of the units granted based on the Company's absolute total shareholder return (“TSR”) at the end of thirty-six month performance periods for the 2024 and 2023 PRSUs and an 18 month performance period for the 2022 PRSUs.
In December 2024, 750,000 of 2024 PRSUs vested when the TSR met the performance criteria. The 2023 PRSU has not vested as of year ended December 31, 2024. The 2022 PRSU resulted in no units granted at the end of their performance period on June 30, 2023. The total fair value of PRSUs vested during the years ended December 31, 2024, 2023 and 2022 was $3.5 million, nil , and nil , respectively.
Significant assumptions used in the Monte Carlo simulation model for the PRSUs granted during the year ended December 31, 2024 and year ended December 31, 2023 are as follows:

	December 31, 2024	December 31, 2023
Expected volatility	74.6% - 62.1%	55.5%
Risk-free interest rate	4.4% - 4.0%	4.4%
Remaining performance period (in years)	2.73- 3.08	2.86
Dividend yield	—	—

The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities as of the grant date. Expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life. The Company does not pay a dividend, therefore, the dividend yield is assumed to be zero.
The following table summarizes PRSU and RSU activity during the year ended December 31, 2024 :

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2023	1,858,847	$9.76
Granted	2,797,687	3.69
Vested	(2,173,589)	6.66
Forfeited	(205,813)	8.70
Unvested restricted units outstanding as of December 31, 2024	2,277,132	$5.36
The PRSU and RSU activity table above includes PRSU units granted that are based on a 100% target payout.
As of December 31, 2024, $8.6 million of unrecognized compensation cost related to unvested restricted stock units (including performance based awards) is expected to be recognized over a weighted-average period of 1.72 years.
Stock Option Activity
Under the Plans, options granted to date generally vest over a three or four year period, with a maximum term of ten years. Stock option activity during the year ended December 31, 2024 is as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	149,914	$11.44
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	(46,353)	12.77
Outstanding at December 31, 2024	103,561	$10.77	1.49	$—

Options vested and expected to vest at December 31, 2024	103,561	$10.77	1.49	$—
Options vested and exercisable at December 31, 2024	103,561	$10.77	1.49	$—
The aggregate intrinsic value of options exercised at December 31, 2024, 2023, and 2022, was approximately nil, nil, and $0.6 million, respectively. All of the Company’s outstanding stock options were fully vested as of December 31, 2019.
As of December 31, 2024, there was no remaining unrecognized compensation cost related to stock options.

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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of December 31, 2024 and 2023 unbilled receivables were $3.4 million and $2.7 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded as Deferred commissions, current, and the remainder is recorded as Deferred commissions, noncurrent, in our consolidated balance sheets. Amortization expense is included in sales and marketing expenses on our consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy as described in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies”. No indicators of impairment of deferred commissions were identified during the years ended December 31, 2024, 2023 or 2022.

The following table presents the activity impacting deferred commissions for the year ended December 31, 2024 (in thousands):

Deferred Commissions

Deferred commissions balance at December 31, 2023	$22,997
Capitalized deferred commissions	9,662
Amortization of deferred commissions	(12,151)
Deferred commissions balance at December 31, 2024	$20,508
Amortization of deferred commissions in excess of amounts capitalized for the year ended December 31, 2024 was $2.5 million.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the year ended December 31, 2024, we recognized $98.3 million and $2.3 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of December 31, 2024, approximately $240.7 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

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
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues:
Subscription and support:
United States	$187,762	$201,252	$211,440
United Kingdom	33,697	37,004	41,728
Canada	12,793	13,644	17,304
Other International	26,433	29,654	27,415
Total subscription and support revenue	260,685	281,554	297,887
Perpetual license:
United States	2,959	2,654	3,284
United Kingdom	310	589	425
Canada	258	199	264
Other International	2,310	2,635	2,975
Total perpetual license revenue	5,837	6,077	6,948
Professional services:
United States	4,919	5,961	6,871
United Kingdom	937	1,318	2,269
Canada	704	827	947
Other International	1,712	2,115	2,381
Total professional service revenue	8,272	10,221	12,468
Total revenue	$274,794	$297,852	$317,303

15. Employee Benefit Plans
The Company has established various international defined contribution plans and one voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code. The Company made no material contributions to the 401(k) plans for the years ended December 31, 2024, 2023 and 2022.

16. Segment and Geographic Information
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. It defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our Chief Executive Officer is considered to be our CODM. Our CODM manages the business as a multi-product cloud-based software application business that utilizes a singular operating model to deliver a consistently high level of operating performance to customers regardless of their geography or IT environment. Operating results are reviewed by the CODM primarily at the consolidated entity level for purposes of making resource allocation decisions and for evaluating financial performance. The key measure of profit or loss utilized by the CODM to assess performance of and allocate resources within the Company’s single operating segment is net loss. This measure is presented on the consolidated statements of operations. Significant segment expenses included in net loss are cost of revenue, sales and marketing expenses, research and development expenses, general and administrative expenses, depreciation and amortization, interest expense, net and other income (expense), which are presented on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets. Accordingly, we consider ourselves to be in a single operating and reporting segment structure.
Revenue
See “Note 14 Revenue Recognition—Disaggregated Revenue” for a detail of revenue by geography.
Identifiable Long-Lived Assets

	December 31,
	2024	2023
Identifiable long-lived assets:
United States	$720	$713
United Kingdom	117	152
Canada	367	680
Other International	314	387
Total identifiable long-lived assets	$1,518	$1,932

17. Subsequent Events
The Company completed the disposition of certain assets in the first quarter of 2025 for $9.5 million consisting of cash and other consideration. The Company estimates it will record a loss on the transactions which will be recognized as Loss on divestitures in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025. The Company used the cash proceeds to further paydown its outstanding Term Loans.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) . Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024 based on those criteria.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2024 other than items described below related to our remediation actions, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Prior Material Weakness in Internal Control Over Financial Reporting
As of December 31, 2023, our management identified and disclosed a material weakness in the design and operation of a management review control over prospective financial information used in the Company’s goodwill impairment assessment, and specifically, not sufficiently performing and documenting the reasonableness of significant assumptions used therein.
During 2024, our management was actively engaged in remediation efforts to address the material weakness noted above. The Company implemented the following improvements:
•The design, including the precision, of the management review control over the significant assumptions used to prepare the prospective financial information used in the Company’s goodwill impairment assessment was updated to ensure the sufficiency of the control procedures. Specifically, the procedures over the significant assumptions are appropriately detailed to allow management to assess the operating effectiveness of the control.
•Sufficient documentation was prepared, reviewed and retained over the Company’s annual goodwill impairment assessment performed as of October 1, 2024.
Based on the actions taken and the testing and evaluation of the effectiveness of our internal control over financial reporting, our management has concluded the material weakness identified in the prior year no longer existed as of December 31, 2024.
The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, included herein.

Item 9B.    Other Information
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended December 30, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Upland Software, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Upland Software, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Upland Software, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 12, 2025 expressed an unqualified opinion thereon.

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
March 12, 2025

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
Additional information required by this item is incorporated by reference from our 2025 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2024 Annual Meeting of Stockholders (“2025 Proxy Statement), under the headings “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Directors and Corporate Governance” and “Executive Officers.” The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from our 2025 Proxy Statement, under the headings “Executive Compensation” and “Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation.” The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our 2025 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.” The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.
Item 13.    Certain Relationships, and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our 2025 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Directors and Corporate Governance-Director Independence.” The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.
Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our 2025 Proxy Statement under the heading “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm.” The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.
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
Item 16. Form 10-K Summary
Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	10-K	001-36720	3.1	March 30, 2016
3.2	Amended and Restated Bylaws of Upland Software, Inc., effective February 3, 2020	8-K	001-36720	3.1	February 4, 2020
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-36720	3.1	August 23, 2022
3.4	Certificate of Designations of Series B Junior Participating Preferred Stock of Upland Software, Inc., filed with the Secretary of State of the State of Delaware on May 2, 2023.	8-K	001-36720	3.1	May 3, 2023
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Upland Software, Inc.	8-K	001-36720	3.1	June 8, 2023
3.6	Amendment to the Second Amended and Restated Bylaws of Upland Software, Inc.	8-K	001-36720	3.1	March 3, 2025
4.1	Description of Capital Stock	10-K	001-36720	4.1	February 22, 2024
4.2	Tax Benefit Preservation Plan, dated as of May 2, 2023, by and between Upland Software, Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent.	8-K	001-36720	4.1	May 3, 2023
4.3	Tax Benefit Preservation Plan, dated as of June 5, 2024, by and between Upland Software, Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent.	8-K	001-36720	4.1	June 5, 2024
10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-198574	10.2	October 27, 2014
10.2+	Amended and Restated 2010 Stock Plan, as amended September 2, 2014	S-1	333-198574	10.3.1	September 4, 2014
10.3+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Standard)	S-1	333-198574	10.4	September 4, 2014
10.3.1+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Former ComSci, LLC Employees)	S-1	333-198574	10.4.1	September 4, 2014
10.3.2+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Executive)	S-1	333-198574	10.4.2	September 4, 2014
10.3.3+	Form of Amendment to Stock Option Agreement under Amended and Restated 2010 Stock Plan with Certain Executives	S-1	333-198574	10.4.3	September 4, 2014
10.4+	Form of Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5	September 4, 2014
10.4.1+	Form of Amendment to Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5.1	September 4, 2014
10.5+	2014 Equity Incentive Plan	S-1	333-198574	10.6	October 27, 2014
10.6+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.7	October 27, 2014
10.6.1+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.7.1	October 27, 2014
10.7+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.8	October 27, 2014
10.7.1+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.8.1	October 27, 2014
10.8+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.9	October 27, 2014
10.8.1+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.9.1	October 27, 2014
10.9+	Upland Software, Inc. 2024 Omnibus Incentive Plan	8-K	001-36720	10.1	June 5, 2024
10.11.2	Second Amendment to Office Lease between Registrant and CSHV-401 Congress LLC	10-K	001-36720	10.11.2	March 15, 2019
10.20+	Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.21	March 30, 2017
10.21+	Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.23	March 30, 2017

		Incorporated by Reference
10.22+	Amendment #1 to Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.23	March 15, 2019
10.23+	Amendment #1 to Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.25	March 15, 2019
10.24	Credit Agreement by and among, inter alios, Upland Software, Inc., Credit Suisse AG, Cayman Islands Branch and the lenders party thereto Credit Agreement by and among, inter alios, Upland Software, Inc., Credit Suisse AG, Cayman Islands Branch and the lenders party thereto dated as of August 6, 2019 as of August 6, 2019	8-K	001-36720	10.1	August 7, 2019
10.25	First Incremental Assumption Agreement by and among, inter alios, Upland Software, Inc. and Credit Suisse AG, Cayman Islands Branch, as Agent and 2019 Incremental Lender, dated as of November 26, 2019	8-K	001-36720	10.1	November 26, 2019
10.27+	Amendment #2 to Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.29	February 25, 2021
10.28+	Amendment #2 to Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.31	February 25, 2021
10.29	Amendment No. 1 to Credit Agreement, dated as of February 21, 2023, by and between Upland Software, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent	8-K	001-36720	10.1	February 23, 2023
10.32+	Amendment #3 to Employment Agreement between the Registrant and John T. McDonald, dated January 30, 2024
10.33+	Employment Agreement between the Registrant and Karen Cummings, dated December 16, 2022
10.34+	Amendment #1 to Employment Agreement between the Registrant and Karen Cummings, dated January 30, 2024
10.35	Securities Purchase Agreement, by and between Upland Software, Inc. and Ulysses Aggregator, LP, dated as of July 14, 2022	8-K	001-36720	10.1	July 14, 2022
10.36	Registration Rights Agreement, by and between Upland Software, Inc. and Ulysses Aggregator, LP, dated as of August 23, 2022	8-K	001-36720	10.1	August 23, 2022
10.37+	Executive Employment Agreement between Registrant and Oliver Yates, dated January 9, 2023
10.38+	Executive Employment Agreement between Registrant and Matt Breslin, dated February 6, 2024
19*	Insider Trading Policy
21.1*	List of subsidiaries of Upland Software, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature pages hereto)
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

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1	10-K	001-36720	97.1	2/22/2024

Incorporated by Reference
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date:   March 12, 2025

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and Chairman	March 12, 2025
John T. McDonald	(Principal Executive Officer)

/s/ Michael D. Hill	Chief Financial Officer and Treasurer	March 12, 2025
Michael D. Hill	(Principal Financial Officer and Principal Accounting Officer)

/s/Timothy Mattox	Director	March 12, 2025
Timothy Mattox

/s/ David D. May	Director	March 12, 2025
David D. May

/s/ Stephen E. Courter	Director	March 12, 2025
Stephen E. Courter

/s/ Teresa M. Walsh	Director	March 12, 2025
Teresa M. Walsh

/s/ David H.S. Chung	Director	March 12, 2025
David H.S. Chung