Form 10-Q
period 2025-03-31
Upland Software, Inc.
filed 2025-05-12
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
As of May 9, 2025, 28,484,279 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
Item 1. Financial Statements

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$33,705	$56,426
Restricted cash	626	626
Accounts receivable (net of allowance of $214 and $446 at March 31, 2025, and December 31, 2024, respectively)	26,079	38,647
Deferred commissions, current	7,215	8,361
Unbilled receivables	4,957	3,441
Income tax receivable, current	392	762
Prepaid expenses and other current assets	11,191	10,129
Total current assets	84,165	118,392
Tax credits receivable	871	951
Property and equipment, net	1,664	1,518
Operating lease right-of-use asset	2,306	1,364
Intangible assets, net	91,212	123,903
Goodwill	260,058	260,976
Deferred commissions, noncurrent	9,720	12,147
Interest rate swap assets	6,376	9,742
Other assets	600	529
Total assets	$456,972	$529,522
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,936	$9,388
Accrued compensation	6,532	6,226
Accrued expenses and other current liabilities	5,710	6,876
Deferred revenue	82,988	93,706
Operating lease liabilities, current	886	1,000
Current maturities of notes payable (includes unamortized discount of $2,168 and $2,176 at March 31, 2025, and December 31, 2024, respectively)	3,232	3,224
Total current liabilities	101,284	120,420
Notes payable, less current maturities (includes unamortized discount of $750 and $1,280 at March 31, 2025, and December 31, 2024, respectively)	253,274	286,970
Deferred revenue, noncurrent	4,762	4,670
Operating lease liabilities, noncurrent	2,027	762
Noncurrent deferred tax liability, net	8,326	11,347
Other long-term liabilities	454	428
Total liabilities	370,127	424,597
Mezzanine equity:
Series A Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 115,000 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	124,668	123,230
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 75,000,000 shares authorized; 28,484,279 and 28,168,267 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	3	3
Additional paid-in capital	606,029	605,286
Accumulated other comprehensive loss	(16,403)	(21,990)
Accumulated deficit	(627,452)	(601,604)
Total stockholders’ equity (deficit)	(37,823)	(18,305)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$456,972	$529,522
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Subscription and support	$60,182	$67,078
Perpetual license	1,608	1,470
Total product revenue	61,790	68,548
Professional services	1,865	2,188
Total revenue	63,655	70,736
Cost of revenue:
Subscription and support	16,950	19,829
Professional services and other	1,098	1,220
Total cost of revenue	18,048	21,049
Gross profit	45,607	49,687
Operating expenses:
Sales and marketing	13,756	17,018
Research and development	11,542	12,455
General and administrative	11,621	13,232
Depreciation and amortization	7,995	11,396
Divestiture-related expenses	1,745	—
Impairment of goodwill	—	87,227
Total operating expenses	46,659	141,328
Loss from operations	(1,052)	(91,641)
Other expense:
Interest income (expense), net	(2,443)	(4,958)
Loss on divestitures of businesses	(23,457)	—
Other expense, net	(241)	(78)
Total other expense	(26,141)	(5,036)
Loss before benefit from income taxes	(27,193)	(96,677)
Benefit from income taxes	1,345	547
Net loss	$(25,848)	$(96,130)
Preferred stock dividends	(1,438)	(1,375)
Net loss attributable to common stockholders	$(27,286)	$(97,505)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.97)	$(3.37)
Weighted-average common shares outstanding, basic and diluted	28,220,936	28,917,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(25,848)	$(96,130)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	2,264	(2,611)
Realized foreign currency translation	5,715	—
Unrealized translation gain (loss) on foreign currency denominated intercompany loans, net of taxes	1,498	(1,412)
Interest rate swaps, net of reclassifications into earnings	(3,890)	162
Other comprehensive income (loss):	$5,587	$(3,861)
Comprehensive loss	$(20,261)	$(99,991)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2025
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	115,000	$123,230	28,168,267	$3	$605,286	$(21,990)	$(601,604)	$(18,305)
Dividends accrued - Convertible Preferred Stock	—	1,438	—	—	(1,438)	—	—	(1,438)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	316,012	—	(494)	—	—	(494)
Stock-based compensation	—	—	—	—	2,675	—	—	2,675
Unrealized foreign currency translation adjustment	—	—	—	—	—	2,264	—	2,264
Realized foreign currency translation from divestitures of businesses	—	—	—	—	—	5,715	—	5,715
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	1,498	—	1,498
Interest rate swaps	—	—	—	—	—	(3,890)	—	(3,890)
Net loss			—	—	—	—	(25,848)	(25,848)
Balance at March 31, 2025	115,000	$124,668	28,484,279	$3	$606,029	$(16,403)	$(627,452)	$(37,823)

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	115,000	$117,638	29,908,407	$3	$608,995	$6,168	$(488,872)	$126,294
Dividends accrued - Convertible Preferred Stock	—	1,375	—	—	(1,375)	—	—	(1,375)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	330,903	—	(331)	—	—	(331)
Stock repurchases and retirements	—	—	(2,242,654)	—	(7,998)	—	—	(7,998)
Stock-based compensation	—	—	—	—	3,522	—	—	3,522
Foreign currency translation adjustment	—	—	—	—	—	(2,611)	—	(2,611)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	(1,412)	—	(1,412)
Interest rate swaps	—	—	—	—	—	162	—	162
Net loss	—	—	—	—	—	—	(96,130)	(96,130)
Balance at March 31, 2024	115,000	$119,013	27,996,656	$3	$602,813	$2,307	$(585,002)	$20,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(25,848)	$(96,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,661	13,802
Deferred income taxes	(3,078)	(1,057)
Amortization of deferred costs	2,735	3,047
Foreign currency re-measurement (gain) loss	460	(164)
Non-cash interest, net and other income, net	(1,186)	(882)
Non-cash stock-based compensation expense	2,675	3,522
Non-cash loss on impairment of goodwill	—	87,227
Non-cash loss on divestitures of businesses	23,457	—
Non-cash loss on retirement of fixed assets	2	—
Changes in operating assets and liabilities:
Accounts receivable	7,971	9,361
Prepaid expenses and other current assets	(2,519)	(4,117)
Other assets	(1,967)	(2,608)
Accounts payable	(7,198)	(3,459)
Accrued expenses and other liabilities	2,494	(389)
Deferred revenue	646	(3,032)
Net cash provided by operating activities	8,305	5,121
Investing activities
Purchase of property and equipment	(424)	(183)
Proceeds from the divestitures of businesses, net of cash transferred	4,213	—
Net cash provided by (used in) investing activities	3,789	(183)
Financing activities
Payments of debt costs	(3)	—
Payments on notes payable	(34,226)	(1,350)
Stock repurchases and retirement	—	(7,918)
Taxes paid related to net share settlement of equity awards	(494)	(331)
Net cash used in financing activities	(34,723)	(9,599)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(92)	(284)
Change in cash, cash equivalents and restricted cash	(22,721)	(4,945)
Cash, cash equivalents and restricted cash, beginning of period	57,052	236,559
Cash, cash equivalents and restricted cash, end of period	$34,331	$231,614
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$4,162	$8,720
Cash paid for taxes, net of refunds	$1,976	$2,114
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Nature of Operations
Upland Software, Inc., together with its wholly owned subsidiaries (“Upland,” “we,” “us,” “our,” or the “Company”), a Delaware corporation headquartered in Austin, Texas, is a leader in AI-powered knowledge and content management software. Our solutions help enterprises unlock critical knowledge, automate content workflows, and drive measurable ROI—enhancing customer and employee experiences while supporting regulatory compliance. More than 1,100 enterprise customers rely on Upland to solve complex challenges and provide a trusted path for AI adoption. The Company's customers operate in a wide variety of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, retail, and hospitality.

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K.
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
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 12, 2025, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Restricted Cash
The Company is required to maintain a letter of credit as collateral during the term of an operating lease for office space. As of March 31, 2025 and December 31, 2024, we had $0.6 million of restricted cash deposited in a restricted account as collateral for the letter of credit. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	3/31/2025	12/31/2024
Cash and cash equivalents	$33,705	$56,426
Restricted cash	626	626
Total cash, cash equivalents and restricted cash	$34,331	$57,052

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
No individual customer represented more than 10% of total revenues for the three months ended March 31, 2025, or more than 10% of accounts receivable as of March 31, 2025 or December 31, 2024.
Recent Accounting Pronouncements
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company will adopt ASU 2023-09 beginning in the first quarter of 2026. ASU 2023-09 allows for adoption using either a prospective or retrospective transition method. The Company is currently evaluating the effects this standard will have on its consolidated financial statements..

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2025
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$17,822	$—	$—	$17,822
Interest rate swaps	—	6,376	—	6,376
Total	$17,822	$6,376	$—	$24,198

	Fair Value Measurements at December 31, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$40,428	$—	$—	$40,428
Interest rate swaps	—	9,742	—	9,742
Total	$40,428	$9,742	$—	$50,170
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
Debt
The Company believes the carrying value of its long-term debt at March 31, 2025 approximates its fair value based on its variable interest rate feature and interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at March 31, 2025 and December 31, 2024 was $259.4 million and $293.7 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the three months ended March 31, 2025 are summarized in the table below (in thousands):

Balance at December 31, 2024	$260,976
Divestitures of businesses	(2,938)
Foreign currency translation adjustment	2,020
Balance at March 31, 2025	$260,058
The Company reviews its goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable.

Intangible assets, net include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2025:		(unaudited)
Customer relationships	1-10	$273,682	$192,933	$80,749
Trade name	1.5-10	8,083	7,299	784
Developed technology	4-9	72,492	62,937	9,555
Favorable Leases	6.3	258	134	124
Total intangible assets		$354,515	$263,303	$91,212

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2024:
Customer relationships	1-10	$348,524	$239,563	$108,961
Trade name	1.5-10	9,329	7,949	1,380
Developed technology	4-9	85,558	72,132	13,426
Favorable Leases	6.3	258	122	136
Total intangible assets		$443,669	$319,766	$123,903
During the three months ended March 31, 2025, the Company divested certain products lines and their related intangible assets which resulted in a reduction of $25.0 million in the net carrying value of intangible assets. See Note 12. Divestitures.
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. Management recorded no impairments of intangible assets during the three months ended March 31, 2025 and March 31, 2024.
Total amortization expense was $9.4 million and $13.5 million during the three months ended March 31, 2025 and March 31, 2024, respectively.

5. Income Taxes
The Company’s income tax benefit for the three months ended March 31, 2025 and March 31, 2024 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The income tax benefit of $1.3 million for the three months ended March 31, 2025 is primarily related to the deferred tax benefit due to the divestitures of businesses during the three months ended March 31, 2025. This tax benefit is offset by income taxes associated with U.S. and non-U.S. operations.
The income tax benefit of $0.5 million for the three months ended March 31, 2024 is primarily related to the non-cash deferred tax impacts of the goodwill impairments booked during the first quarter of 2024. The tax benefit is offset by the foreign income taxes associated with our combined non-U.S. operations, changes in deferred tax liabilities associated with amortization of United States tax deductible goodwill, and state taxes in certain states in which the Company does not file on a consolidated basis or have net operating loss carryforwards.
The Company historically incurred operating losses in the United States prior to 2021 and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at March 31, 2025 and December 31, 2024, respectively.
The Company has reflected uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets for which the balance is immaterial at March 31, 2025. The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction, several U.S. state jurisdictions and several foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2021 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2020, other than where cross-border transactions extend the statute of limitations. U.S. operating losses generated in years prior to 2021 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

6. Debt
Long-term debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Senior secured loans (includes unamortized discount of $2,918 and $3,456 based on an imputed interest rate of 6.7% and 6.6%, at March 31, 2025 and December 31, 2024, respectively)	$256,506	$290,194
Less current maturities	(3,232)	(3,224)
Total long-term debt	$253,274	$286,970
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
At the option of the Company, the Term Loans accrue interest at a per annum rate based on (i) the Base Rate (as defined below) plus a margin of 2.75% or (ii) the rate (not less than 0.00%) published by CME Group Benchmark Administration Limited (CBA), or as otherwise determined in accordance with the Credit Facility (based on a period equal to 1, 2, 3 or 6 months or, if available and agreed to by all relevant Lenders and the Agent, 12 months or such period of less than 1 month) plus a margin of 3.75%. The Base Rate for any day is a rate per annum equal to the greatest of (i) the prime rate in effect on such day, (ii) the Federal Funds Effective Rate (not less than 0.00%) in effect on such day plus ½ of 1.00%, and (iii) the Federal Funds Effective Rate for a one month interest period beginning on such day plus 1.00%. Accrued interest is paid quarterly or, with respect to Term Loans that are accruing interest based on the Federal Funds Effective Rate, at the end of the applicable interest rate period. At March 31, 2025, the floating interest rate was 8.2%.
The Revolver matured August 6, 2024. No amounts were drawn on the Revolver at the time of its maturity.
Covenants
The Credit Facility contains customary affirmative and negative covenants. The Term Loans are secured by substantially all of the Company's assets.
As of March 31, 2025, the Company was in compliance with all covenants under the Credit Facility.
Interest rate swaps
The Company has floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt, effectively converting a portion of the balance of the Company's Term Loans from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4% through the maturity of the Term Loans. At the time the Company entered into the interest rate swap agreements, the Company designated all of the swaps as cash flow hedges and as such changes in fair value were recorded to accumulated other comprehensive income (loss) and reclassified to interest expense, net when the underlying transaction affected earnings.
In August 2024, the Company de-designated all of the interest rate swaps and the realized and unrealized gains previously recognized as a component of accumulated other comprehensive income (loss) are being amortized to interest expense, net as interest is accrued or prepayments are made on the Company’s Term Loans. Subsequent to the de-designation, changes in the fair value of the interest rate swaps are recorded to interest expense, net. During the three months ended March 31, 2025, the Company sold a portion of their interest rate swaps for $1.2 million. For the three months ended March 31, 2025, total unrealized change in the interest rate swaps fair value of $2.2 million was recognized in interest expense, net.
Notional amounts under the interest rate swaps were $216.9 million and $255.8 million at March 31, 2025 and December 31, 2024, respectively.

Amounts previously reported in accumulated other comprehensive loss related to the Company's derivatives are reclassified to interest expense, net as interest is accrued on the Company’s variable-rate debt or prepayments on the Term Loans are made. The impact of the Company’s derivative financial instruments on its condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2025 and March 31, 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Unrealized gain (loss) recognized in Other comprehensive income (loss) on interest rate swaps	$—	$1,619
Amounts reclassified from Accumulated other comprehensive income (loss) to interest expense, net	(3,890)	(1,457)
Total Other comprehensive income (loss) on interest rate swaps	$(3,890)	$162
Cash interest costs averaged 5.9% and 7.2% for the three months ended March 31, 2025 and 2024, respectively.
7. Net Loss Per Share
The Company computes loss per share of our common stock, par value $0.0001 per share (“Common Stock”) and Series A Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) using the two-class method. The two-class method requires income available to common stockholders for the period to be allocated between Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers our Series A Preferred Stock to be a participating security, as its holders are entitled to fully participate in any dividends or other distributions declared or paid on our Common Stock on an as-converted basis.

The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net Loss	$(25,848)	$(96,130)
Preferred stock dividends and accretion	(1,438)	(1,375)
Net loss attributable to common stockholders	$(27,286)	$(97,505)
Denominator:
Weighted–average common shares outstanding, basic and diluted	28,220,936	28,917,897
Net loss per common share, basic and diluted	$(0.97)	$(3.37)
Due to the net losses for the three months ended March 31, 2025 and March 31, 2024, respectively, basic and diluted loss per share were the same. The Company uses the application of the if-converted method for calculating diluted earnings per share on our Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on our stock options, restricted stock units and performance-based restricted stock units.
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

	March 31,
	2025	2024
Stock options	103,561	141,699
Restricted stock units	2,679,178	2,937,337
Performance restricted stock units	350,000	350,000
Series A Preferred Stock on an if-converted basis(1)	7,384,195	7,061,046
Total anti–dilutive common share equivalents	10,516,934	10,490,082
(1) As of March 31, 2025, the Series A Preferred Stock plus accumulated dividends totaled $129.2 million. The Series A Preferred Stock has a conversion price of $17.50 per share, as detailed in “Note 9. Mezzanine Equity”.

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
Letter of Credit
In conjunction with an operating lease agreement, the Company provided a $0.6 million letter of credit in conformance with the contractual provisions of the lease. The letter of credit expires July 2029. The amount underlying such letter of credit is reflected as restricted cash in the Company's consolidated balance sheets as of March 31, 2025.

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
Dividend Provisions
The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an Initial Liquidation Preference of $1,000 per share, representing an aggregate Liquidation Preference (as defined below) of $1,000 upon issuance. Holders of the Series A Preferred Stock are entitled to the dividend at the rate of 4.5% per annum, within the first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The dividend can be paid, in the Company’s sole discretion, in cash or dividend in kind by adding to the Liquidation Preference of each share of Series A Preferred Stock outstanding. On June 7, 2023, the stockholders of the Company authorized, for purposes of complying with Nasdaq Listing Rules 5635(b) and (d), the issuance of shares of Common Stock underlying shares of Series A Preferred Stock in an amount equal to or in excess of 20% of the Common Stock outstanding immediately prior to the issuance of such Series A Preferred Stock (including upon the operation of anti-dilution provisions contained in the Certificate of Designation designating the terms of such Series A Preferred Stock). The Series A Preferred Stock is also entitled to fully participate in any dividends paid to the holders of Common Stock in cash, in stock or otherwise, on an as-converted basis. The Series A Preferred Stock had accrued unpaid dividends of $14.2 million as of March 31, 2025, representing 812,766 Common Stock shares upon conversion at $17.50 per share.
Liquidation Rights
In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into Common Stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of March 31, 2025, the Liquidation Preference of the Series A Preferred Stock was $129.2 million.
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

10. Stockholders' Equity (Deficit)
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
Tax Benefit Preservation Plan and Preferred Stock Purchase Rights
Effective June 5, 2024, the Company entered into the 2024 Tax Benefit Preservation Plan with Broadridge Corporate Issuer Solutions, LLC, as Rights Agent (the “2024 Tax Benefit Preservation Plan”). By adopting the 2024 Tax Benefit Preservation Plan, the Company is seeking to protect its ability to use its net operating loss carryforwards (“NOLs”) and other tax attributes to offset potential future income tax liabilities. The Company’s ability to use such NOLs and other tax attributes would be substantially limited if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The 2024 Tax Benefit Preservation Plan is intended to make it more difficult for the Company to undergo an ownership change by deterring any person from acquiring 4.9% or more of the outstanding shares of stock without the approval of the Board of Directors.
As part of the 2024 Tax Benefit Preservation Plan, the Board declared a dividend of one preferred stock purchase right (a “2024 Right” and collectively the “2024 Rights”) for each outstanding share of Common Stock payable as of June 15, 2024. In connection with the 2024 Tax Benefit Preservation Plan, 27,030,605 2024 Rights were issued. The description and terms of the 2024 Rights are set forth in the 2024 Tax Benefit Preservation Plan. The 2024 Rights trade with, and are inseparable from, the Common Stock, and the record holders of shares of Common Stock are the record holders of the 2024 Rights. The 2024 Rights are not exercisable until the Distribution Date, as defined in the 2024 Tax Benefit Preservation Plan.
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

The following table shows the components of accumulated other comprehensive loss, net of income taxes, (“AOCI”) in the stockholders’ equity section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	March 31, 2025	December 31, 2024
Unrealized foreign currency translation adjustment, net of realized amounts reclassified into loss from divestitures of businesses	$(18,193)	$(26,172)
Unrealized translation losses on intercompany loans with foreign subsidiaries, net of taxes	(4,979)	(6,477)
Unrealized gains on interest rate swaps, net of amounts reclassified into interest expense, net	6,590	9,033
Realized gain on interest rate swap sale, net of amounts reclassified into interest expense, net	179	1,626
Total accumulated other comprehensive loss	$(16,403)	$(21,990)
During the three months ended March 31, 2025, the Company divested certain products lines and reclassified $5.7 million of the cumulative foreign currency translation adjustment as a component of the loss on divestitures. See Note 12. Divestitures. The Company has intercompany loans that were used to fund the acquisitions of foreign subsidiaries. Due to the long-term nature of the loans, the unrealized translation gains (losses) resulting from re-measurement are recognized as a component of AOCI. The unrealized translation losses on intercompany loans with foreign subsidiaries as of March 31, 2025 and December 31, 2024 are net of income tax of $1.4 million and $1.4 million, respectively. The tax impact related to unrealized translation gains (losses) on intercompany loans for the three months ended March 31, 2025 and the three months ended March 31, 2024 was $0.1 million benefit and $0.1 million detriment, respectively. The income tax expense/benefit allocated to each component of other comprehensive income for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
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
The following table summarizes PSU and RSU activity during the three months ended March 31, 2025:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2024	2,277,132	$5.36
Granted	1,455,000	5.88
Vested	(475,744)	5.17
Forfeited	(227,210)	4.51
Unvested restricted units outstanding as of March 31, 2025	3,029,178	$5.70
The PSU and RSU activity table above includes 100,000 PSUs granted in 2023 and 250,000 PSUs granted in 2025 based on a 100% target payout.
Compensation cost related to awards is based on the fair market value at the time of the grant. The fair value of the RSUs is determined based on the grant date fair value of the award. Compensation expense for RSUs is recognized over the required service period of the grant. The PSUs vest upon the achievement of specified market performance thresholds. The PSUs have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance up to a maximum of 200% and 300%, depending on the specified performance condition and the level of achievement obtained, for the 2023 PSUs and 2025 PSUs, respectively. The fair value of PSUs is determined using the Monte Carlo simulation model. Compensation expense for PSUs is recognized over the requisite service period and is not subject to adjustment regardless of whether the PSUs meet the performance metric.

The significant assumptions used in the Monte Carlo simulation model for the PSUs granted during the three months ended March 31, 2025 was as follows:

Expected volatility	81.9%
Risk-free interest rate	4.2%
Remaining performance period (in years)	3.08
Dividend yield	—
The Company recognizes stock-based compensation expense from all awards in the following expense categories included in our condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$121	$186
Research and development	290	606
Sales and marketing	252	397
General and administrative	2,012	2,333
Total	$2,675	$3,522

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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of March 31, 2025 and December 31, 2024, unbilled receivables were $5.0 million and $3.4 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. We utilize the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the three months ended March 31, 2025.
Amortization of deferred commissions in excess of commissions capitalized for the three months ended March 31, 2025 and the three months ended March 31, 2024 was $0.7 million and $0.7 million, respectively.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the three months ended March 31, 2025, we recognized $40.7 million and $0.9 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of March 31, 2025, approximately $215.0 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 71% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the United States, United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
Subscription and support:
United States	$43,724	$47,724
United Kingdom	7,582	9,075
Canada	3,012	3,328
Other International	5,864	6,951
Total subscription and support revenue	60,182	67,078
Perpetual license:
United States	448	691
United Kingdom	118	98
Canada	87	59
Other International	955	622
Total perpetual license revenue	1,608	1,470
Professional services:
United States	1,087	1,233
United Kingdom	275	271
Canada	189	188
Other International	314	496
Total professional service revenue	1,865	2,188
Total revenue	$63,655	$70,736

12. Divestitures

During the three months ended March 31, 2025, the Company completed the divestitures of certain product lines for combined consideration of $5.5 million and up to $4.0 million in earn-outs over the next 2 years. The combined net loss on divestitures was $23.5 million. The Company incurred divestiture-related expenses of $1.7 million during the three months ended March 31, 2025 which are recorded in Divestiture-related expenses on the Company’s condensed consolidated statements of operations.

As part of the divestitures, the Company entered into a transition services agreement (“TSA”) with each of the buyers to assist them in the transition of certain functions, including, but not limited to, information technology, finance and accounting, for an initial period of 60 - 120 days unless extended by mutual agreement. The Company has $2.0 million in receivables from the buyers for the TSA services recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets at March 31, 2025.

13. Segment Information

The Company’s Chief Executive Officer is considered to be the Company’s chief operating decision-maker (“CODM”). The CODM manages the business as a multi-product cloud-based software application business that utilizes a singular operating model to deliver a consistently high level of operating performance to customers regardless of their geography or IT environment. Operating results are reviewed by the CODM primarily at the consolidated entity level for purposes of making resource allocation decisions and for evaluating financial performance. Accordingly, the Company has determined that it is a single operating and reporting segment structure. The key measure of profit or loss utilized by the CODM to assess performance of and allocate resources within the Company’s single operating segment is net loss. This measure is presented on the condensed consolidated statements of operations. Significant segment expenses included in net loss are cost of revenue, sales and marketing expenses, research and development expenses, general and administrative expenses, depreciation and amortization, interest expense, net and other income (expense), which are presented on the condensed consolidated statements of operations. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

14. Subsequent Events
Subsequent to March 31, 2025, the Company completed the disposition of its mobile messaging product lines for total consideration of $10 million. The Company is still evaluating the effects of the transaction on its condensed consolidated statements of operations for the three months ended June 30, 2025.
In conjunction with the divestitures completed in the quarter ended March 31, 2025 described in Note 12. Divestitures and the subsequent divestiture described above, the Company terminated a legacy vendor contract related to out-sourced research and development for a one-time fee of $5.2 million which will be included in Divestiture-related expenses in the condensed consolidated statements of operations for the three months ended June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•our ability to incorporate and deliver artificial intelligence (“AI”) functionality into our products and services, including our ability to unlock critical knowledge, automate content workflows and drive measurable ROI;
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

•our expectations as to the timing of the discontinuation of any Sunset Assets (as defined below), as well as the composition of Sunset Assets;
•our expectations as to the payment of dividends;
•our current level of indebtedness, including our exposure to variable interest rate risk;
•potential elimination or limitation of tax incentives or tax losses and/or reduction of U.S. federal net operating loss carryforwards (“NOLs”); and
•other risk factors included under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated by this Quarterly Report on Form 10-Q and periodically updated as necessary in our future quarterly reports on Form 10-Q and other filings that we make with the SEC.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Overview
Upland Software, Inc. (“Upland,” “we,” “us,” “our,” or the “Company”), a Delaware corporation headquartered in Austin, Texas, is a leader in AI-powered knowledge and content management software. Our solutions help enterprises unlock critical knowledge, automate content workflows, and drive measurable ROI—enhancing customer and employee experiences while supporting regulatory compliance. More than 1,100 enterprise customers rely on Upland to solve complex challenges and provide a trusted path for AI adoption.
Through a series of acquisitions and integrations, we have established a library of diverse software applications under the Upland brand that address specific digital transformation needs. Our revenue has grown from $149.9 million in the year ended December 31, 2018 to $274.8 million in the year ended December 31, 2024, representing a compound annual growth rate of 11%. During the three months ended March 31, 2025 and 2024, foreign revenue as a percent of total revenue was 29% and 30%, respectively.
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

Core Organic Growth Rate
Beginning with the three months ended June 30, 2023, we began disclosing our Core Organic Growth Rate, a non-GAAP financial measure. We use Core Organic Growth Rate as a key performance measure to assess our consolidated operating performance over time and for planning and forecasting purposes. Core Organic Growth Rate is the percentage change between two reported periods in subscription and support revenue, excluding subscription and support revenue from Sunset Assets, subscription and support revenue from divestitures, and Overage Charges, each as defined below. We calculate our year-over-year Core Organic Growth Rate as though all acquisitions or dispositions closed as of the end of the latest period were closed as of the first day of the prior year period presented. Core Organic Growth Rate does not represent actual organic revenue generated by our business as it stood at the beginning of the respective period.
For the three-month period ended March 31, 2025, our Core Organic Growth Rate was 0.2%.
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

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Reconciliation of total revenue to core organic revenue:
Total revenue	$63,655	$70,736
Less:
Perpetual license revenue	1,608	1,470
Professional services revenue	1,865	2,188
Subscription and support revenue from Sunset Assets	4,481	7,002
Subscription and support revenue from divestitures	3,937	7,818
Overage Charges	913	1,494
Core organic revenue	$50,851	$50,764
Adjusted EBITDA
We monitor our Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), calculated in accordance with GAAP, adjusted for depreciation and amortization expense, net interest expense, loss on debt extinguishment, net other expense, benefit from income taxes, stock-based compensation expense, acquisition and divestiture related expense, purchase accounting deferred revenue discount, gains and losses on divestitures of businesses, and impairment of goodwill.

The following table represents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(25,848)	$(96,130)
Add:
Depreciation and amortization expense	9,661	13,802
Interest expense (income), net	2,443	4,958
Other expense (income), net	241	78
Benefit from income taxes	(1,345)	(547)
Stock-based compensation expense	2,675	3,522
Divestiture-related expenses	1,745	—
Non-recurring litigation costs	18	118
Purchase accounting deferred revenue discount	35	75
Loss on divestitures of businesses	23,457	—
Impairment of goodwill	—	87,227
Adjusted EBITDA	$13,082	$13,103
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

	Three Months Ended March 31,
	2025		2024
	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$60,182	95%	$67,078	95%
Perpetual license	1,608	3%	1,470	2%
Total product revenue	61,790	98%	68,548	97%
Professional services	1,865	2%	2,188	3%
Total revenue	63,655	100%	70,736	100%
Cost of revenue:
Subscription and support (1)(3)	16,950	27%	19,829	28%
Professional services and other (1)	1,098	1%	1,220	2%
Total cost of revenue	18,048	28%	21,049	30%
Gross profit	45,607	72%	49,687	70%
Operating expenses:
Sales and marketing (1)	13,756	22%	17,018	24%
Research and development (1)	11,542	18%	12,455	18%
General and administrative (1)(2)	11,621	18%	13,232	19%
Depreciation and amortization	7,995	13%	11,396	16%
Divestiture-related expenses	1,745	2%	—	—%
Impairment of goodwill	—	—%	87,227	123%
Total operating expenses	46,659	73%	141,328	200%
Loss from operations	(1,052)	(1)%	(91,641)	(130)%
Other Expense:
Interest expense, net	(2,443)	(4)%	(4,958)	(7)%
Loss on divestitures of businesses	(23,457)	(37)%	—	—%
Other income (expense), net	(241)	—%	(78)	—%
Total other expense	(26,141)	(41)%	(5,036)	(7)%
Loss before provision for income taxes	(27,193)	(42)%	(96,677)	(137)%
Benefit from income taxes	1,345	1%	547	1%
Net loss	(25,848)	(41)%	(96,130)	(136)%
Preferred stock dividends and accretion	(1,438)	(2)%	(1,375)	(2)%
Net loss attributable to common shareholders	$(27,286)	(43)%	$(97,505)	(138)%
Net loss per common share:
Net loss per common share, basic and diluted	$(0.97)		$(3.37)
Weighted-average common shares outstanding, basic and diluted	28,220,936		28,917,897

(1) Includes stock-based compensation detailed under Share-based Compensation in “Item 1. Financial Statements—Note 10. Stockholders' Equity (Deficit)”.
(2) Includes general and administrative stock-based compensation of $2.0 million and $2.3 million for the three months March 31, 2025 and March 31, 2024, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 15% and 15% for the three months ended March 31, 2025 and March 31, 2024, respectively.

(3) Includes depreciation and amortization of $1.7 million and $2.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Comparison of the Three Months Ended March 31, 2025 and 2024
See Note 12. Divestitures regarding product lines divested in the three months ended March 31, 2025.
Revenue

	Three Months Ended March 31,
	2025	2024	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$60,182	$67,078	(10)%
Perpetual license	1,608	1,470	9%
Total product revenue	61,790	68,548	(10)%
Professional services	1,865	2,188	(15)%
Total revenue	$63,655	$70,736	(10)%

Percentage of revenue:
Subscription and support	95%	95%
Perpetual license	3%	2%
Total product revenue	98%	97%
Professional services	2%	3%
Total revenue	100%	100%

For the Three Months Ended March 31, 2025
Total revenue was $63.7 million in the three months ended March 31, 2025, compared to $70.7 million in the three months ended March 31, 2024, a decrease of $7.0 million, or 10%. This decrease is primarily due to the expected decline in subscription and support revenue from Sunset Assets of $2.5 million, and the decline in subscription and support revenue related to divested businesses of $3.9 million. The remaining decrease results from declines in overage charges of approximately $0.5 million, declines in total professional services revenue of $0.3 million, offset by an increase in total perpetual license revenue of $0.1 million.

Cost of Revenue

	Three Months Ended March 31,
	2025	2024	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$16,950	$19,829	(15)%
Professional services and other	1,098	1,220	(10)%
Total cost of revenue	18,048	21,049	(14)%
Gross profit	$45,607	$49,687	(8)%

Percentage of total revenue:
Subscription and support (1)	27%	28%
Professional services and other	1%	2%
Total cost of revenue	28%	30%
Gross profit	72%	70%

(1) Includes amortization and stock compensation expense as follows:
Amortization	$1,666	$2,406
Stock Compensation	$121	$186
For the Three Months Ended March 31, 2025
Cost of subscription and support revenue was $17.0 million in the three months ended March 31, 2025, compared to $19.8 million in the three months ended March 31, 2024, a decrease of $2.8 million, or 15%. $1.1 million of the decrease is attributable to infrastructure costs, personnel costs and amortization expense related to divested product lines. The remaining decrease in cost of subscription and support revenue is due to a decrease of $0.3 million in variable telecom carrier costs, decreases of $0.8 million in personnel costs and a decrease of $0.6 million in amortization of intangible assets.
Cost of professional services and other revenue was $1.1 million in the three months ended March 31, 2025, compared to $1.2 million in the three months ended March 31, 2024, a decrease of $0.1 million, or 10%. The decrease in cost of professional services was comprised of a decrease in personnel-related expenses in both our divested product lines and our remaining product lines.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2025	2024	% Change
	(dollars in thousands)
Sales and marketing (1)	$13,756	$17,018	(19)%
Percentage of total revenue	22%	24%

(1) Includes stock compensation expense as follows:
Stock Compensation	$252	$397
For the Three Months Ended March 31, 2025
Sales and marketing expense was $13.8 million in the three months ended March 31, 2025, compared to $17.0 million in the three months ended March 31, 2024, a decrease of $3.2 million, or 19%. The decrease in sales and marketing expense is attributable to decreases in personnel costs of $1.3 million related to our divested product lines and $1.6 million related to our remaining product lines as well as a decrease in on-going marketing spend of $0.3 million.

Research and Development Expense

	Three Months Ended March 31,
	2025	2024	% Change

	(dollars in thousands)
Research and development (1)	$11,542	$12,455	(7)%
Percentage of total revenue	18%	18%

(1) Includes stock compensation expense as follows:
Stock Compensation	$290	$606
For the Three Months Ended March 31, 2025
Research and development expense was $11.5 million in the three months ended March 31, 2025, compared to $12.5 million in the three months ended March 31, 2024, a decrease of $1.0 million, or 7.3%. The decline in research and development expense is primarily attributable to a $0.4 million decrease in personnel-related costs in our divested product lines and $0.6 million in personnel-related costs in our remaining product lines as we continue to shift our spending focus to our India Center of Excellence, as well as decreases in third-party software costs.

General and Administrative Expense

	Three Months Ended March 31,
	2025	2024	% Change

	(dollars in thousands)
General and administrative (1)	$11,621	$13,232	(12)%
Percentage of total revenue	18%	19%

(1) Includes stock compensation expense as follows:
Stock compensation	$2,012	$2,333
For the Three Months Ended March 31, 2025
General and administrative expense was $11.6 million in the three months ended March 31, 2025, compared to $13.2 million in the three months ended March 31, 2024, a decrease of $1.6 million, or 12%. This decrease is primarily due to a decrease of $1.1 million in personnel-related costs related to our on-going product lines. Decreases of $0.3 million in legal and HR-related professional fees, and $0.2 million in tax and accounting-related professional fees also contributed to the decline in general and administrative expense.

Depreciation and Amortization Expense

	Three Months Ended March 31,
	2025	2024	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$260	$292	(11)%
Amortization	7,735	11,104	(30)%
Total depreciation and amortization	$7,995	$11,396	(30)%

Percentage of total revenue:
Depreciation	1%	—%
Amortization	12%	16%
Total depreciation and amortization	13%	16%

For the Three Months Ended March 31, 2025
Depreciation and amortization expense was $8.0 million in the three months ended March 31, 2025, compared to $11.4 million in the three months ended March 31, 2024, a decrease of $3.4 million, or 30%. $2.7 million of the decrease resulted from the decline in amortization from intangible assets associated with the divested product lines. The remainder of the decrease is due to remaining intangible assets becoming fully amortized in prior periods.

Divestiture-related Expenses

	Three Months Ended March 31,
	2025	2024	% Change
	(dollars in thousands)
Divestiture-related expenses	$1,745	$—	100%
Percentage of total revenue	2%	—%
For the Three Months Ended March 31, 2025
Divestiture-related expense was $1.7 million in the three months ended March 31, 2025, compared to nil in the three months ended March 31, 2024. We incurred $1.7 million in divestiture-related expense in three months ended March 31, 2025. No divestiture-related expenses were incurred in the three months ended March 31, 2024.

Impairment of goodwill

	Three Months Ended March 31,
	2025	2024	% Change
	(dollars in thousands)
Impairment of goodwill	$—	$87,227	N/A
Goodwill impairment is recognized on a non-recurring basis when the carrying value (or GAAP basis book value) of our Company (which is our only reporting unit) exceeds the estimated fair value of our Company as determined by reference to a number of factors and assumptions, including the trends in the stock price of our Common Stock. We assess goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the carrying value of our Company to exceed the estimated fair value of our Company. As a result of declines in our stock price during the three months ended March 31, 2024, we performed a goodwill impairment evaluation which resulted in a goodwill impairment of $87.2 million for the three months ended March 31, 2024. We will continue to evaluate goodwill for impairment in 2025 and future impairments of goodwill could occur if we experience significant stock price declines.

Other Income (Expense)

	Three Months Ended March 31,
	2025	2024	% Change
	(dollars in thousands)
Other expense:
Interest income (expense), net	$(2,443)	$(4,958)	(51)%
Loss on divestitures of businesses	(23,457)	—	100%
Other income (expense), net	(241)	(78)	209%
Total other expense	$(26,141)	$(5,036)	419%

Percentage of total revenue:
Interest income (expense), net	(4)%	(7)%
Loss on divestitures of businesses	(37)%	—%
Other income (expense), net	—%	—%
Total other expense	(41)%	(7)%
For the Three Months Ended March 31, 2025
Interest expense, net of interest income, was $2.4 million of net interest income in the three months ended March 31, 2025 compared to $5.0 million of net interest expense in the three months ended March 31, 2024, a change of $2.6 million or 51%. This was due primarily to prepayments on the Company’s Term Loans during the three months ended March 31, 2025, which lowered cash interest expense by $5.3 million. This reduction was offset by a decline in cash interest inflow related to our interest rate swaps of $0.8 million. Amortization of realized and unrealized gains on interest rates swaps from accumulated other comprehensive income to interest expense, net was $3.9 million for the three months ended March 31, 2025 as compared to amortization of $1.5 million in the three months ended March 31, 2024. The amortization effects on interest expense, net was offset by changes in the fair value of the interest rate swaps recorded to interest expense, net of $2.2 million in the three months ended March 31, 2025 with no such effects recorded to interest expense, net in the three months ended March 31, 2024. Interest income for the three months ended March 31, 2025 declined $2.3 million from interest income in the three months ended March 31, 2024 due to lower cash and cash equivalents.
Other income (expense), net recognized during the three months ended March 31, 2025 and 2023 were related primarily to foreign currency exchange fluctuations.
Benefit from Income Taxes

	Three Months Ended March 31,
	2025	2024	% Change

	(dollars in thousands)
Benefit from income taxes	$1,345	$547	146%
Percentage of total revenue	1%	1%
For the Three Months Ended March 31, 2025
The benefit for income taxes was $1.3 million in the three months ended March 31, 2025, compared to a benefit from income taxes of $0.5 million in the three months ended March 31, 2024, resulting in an increase in benefit from income taxes of $0.8 million. The benefit from income taxes for the three months ended March 31, 2025 relates primarily to the deferred tax benefit from the business divestitures in the first quarter of 2025. This tax benefit is partially offset by the income tax from non-U.S. and U.S. operations.

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

As of March 31, 2025, we had $33.7 million of cash, cash equivalents and restricted cash and $259.4 million of borrowings outstanding under our Term Loans that mature August 6, 2026. As of December 31, 2024, we had $57.1 million of cash, cash equivalents and restricted cash and $293.7 million of borrowings outstanding under our Term Loans. The $22.7 million decrease in cash, cash equivalents and restricted cash from December 31, 2024 to March 31, 2025 was due primarily $34.2 million in debt repayment which includes $30.2 million of prepayments made in the current quarter, offset by $4.2 million cash proceeds from divestitures of businesses and $8.3 million in cash inflows from operations.
Our cash and cash equivalents held by our foreign subsidiaries was $19.9 million as of March 31, 2025 and $32.4 million as of December 31, 2024. Our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of March 31, 2025 and December 31, 2024, we had a working capital deficit of $17.1 million and a working capital deficit of $2.0 million, respectively.
Credit Facility
As described in “Note 6. Debt”, the Company has a Credit Facility which includes the fully drawn Term Loans as of March 31, 2025. The Term Loans mature on August 6, 2026. The $60 million revolver under our Credit Facility expired in August 2024 with no amounts outstanding at the time of maturity.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands)
Consolidated Statements of Cash Flows data:
Net cash provided by operating activities	$8,305	$5,121
Net cash provided by (used in) investing activities	3,789	(183)
Net cash used in financing activities	(34,723)	(9,599)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(92)	(284)
Change in cash, cash equivalents and restricted cash	(22,721)	(4,945)
Cash, cash equivalents and restricted cash, beginning of period	57,052	236,559
Cash, cash equivalents and restricted cash, end of period	$34,331	$231,614
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
Cash provided by operating activities was $8.3 million for the three months ended March 31, 2025 compared to cash provided by operating activities of $5.1 million for the three months ended March 31, 2024, an increase of approximately $3.2 million comprised of a non-recurring $1.2 million cash gain on the sale of a portion of our interest rate swaps in the three months ended March 31, 2025. as well as changes in working capital for the three months ended March 31, 2025 which include collections on accounts receivable, increases in prepaid and other current assets, payments of current liabilities and decreases in deferred revenue.
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

Cash Flows from Investing Activities
Historically, our investing activities have consisted of investments in our product library and customer base through acquisitions of complementary technologies and businesses and the routine purchases of office equipment. Other activities, such as divestitures of businesses and purchases of other equipment, may affect our cash flows from investing activities in such periods as these transactions occur.
Cash provided by investing activities was $3.8 million for the three months ended March 31, 2025 compared to cash used by investing activities of $0.2 million for the three months ended March 31, 2024, an increase of $4.0 million. During the three months ended March 31, 2025, the Company divested of certain product lines and received cash proceeds of $4.2 million. Cash used in investing activities consisted of purchases of property and equipment of $0.4 million for the three months ended March 31, 2025 compared to $0.2 million of purchases of property and equipment for the three months ended March 31, 2024.
Cash Flows from Financing Activities
Historically, our primary financing activities have consisted of capital raised to fund our acquisitions, proceeds from debt obligations incurred to finance our acquisitions, repayments and servicing of our debt obligations, share repurchases and share based employee payroll tax payment activity.
Cash used in financing activities was $34.7 million for the three months ended March 31, 2025 compared to $9.6 million for the three months ended March 31, 2024, an increase of $25.1 million of cash used due to $32.9 million in additional payments on the Company’s Term Loans in the three months ended March 31, 2025 over payments made in the three months ended March 31, 2024, netted with $7.9 million used for Common Stock repurchases in the three months ended March 31, 2024 over the three months ended March 31, 2025.
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
The following critical accounting policies reflect significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•income taxes; and
•goodwill and other intangibles.
We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 12, 2025, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three months ended March 31, 2025, as presented herein and in “Item 1. Financial Statements” to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). Please refer to our Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
The Company has floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt with an annualized fixed rate of 5.4% through the maturity of the Term Loans. The total notional value of the interest rate swap agreements was $216.9 million at March 31, 2025. The Company’s Term Loans have a floating interest rate of 8.2% based on the interest rate as described in “Note 6. Debt. The effective cash interest rate for the three months ended March 31, 2025 was 5.9%.
As of March 31, 2025, we had an outstanding balance of $259.4 million under our Term Loans that mature August 6, 2026. Based on the Company’s outstanding balance of variable rate debt at March 31, 2025, a hypothetical change of 100 basis points could have resulted in a $0.1 million increase to total interest expense for the three months ended March 31, 2025.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition to the United States dollar, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, Canadian dollars, Indian Rupees, British pounds, Euros, and Israeli New Shekels and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business could have resulted in a change in revenue of $1.4 million for the three months ended March 31, 2025. We have not previously engaged in any currency hedging strategies. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during 2025 to the risk factors that were included in the Company's Annual Report on Form 10-K.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

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

101*
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended March 31, 2025, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Upland Software, Inc., (ii) condensed consolidated statements of operations of Upland Software, Inc., (iii) condensed consolidated statements of comprehensive income (loss) of Upland Software, Inc., (iv) condensed consolidated statement of stockholders’ equity (deficit) of Upland Software, Inc., (v) condensed consolidated statements of cash flows of Upland Software, Inc. and (vi) notes to unaudited condensed consolidated financial statements of Upland Software, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: May 12, 2025	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer