Form 10-K/A
period 2024-12-31
Upland Software, Inc.
filed 2025-07-31
CIK 1505155

F

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
As of July 29, 2025, 28,772,095 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:
None

1

Explanatory Note
Upland Software, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2025 (the “Original 2024 Form 10-K”). The purpose of this Amendment No. 1 is to correct Part II, Item 9A. Controls and Procedures of the Company’s Original 2024 Form 10-K, which inadvertently omitted a statement disclosing the conclusions of the Company’s principal executive officer and principal financial officer regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024. This Amendment No. 1 corrects such omission and amends and replaces Part II, Item 9A. Controls and Procedures of the Original 2024 Form 10-K in its entirety.
In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.
Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original 2024 Form 10-K and does not reflect events occurring after the filing of the Original 2024 Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 2024 Form 10-K and the Company’s other filings with the SEC.

PART II
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
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
See Exhibit Index at the end of this Annual Report on Form 10-K/A, which is incorporated by reference.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.3*
Certification of the Principal Executive Officer Required Under Rules 13a-14(a) and 15d-14(a) of the Securities Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*
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
Date:   July 31, 2025

Upland Software, Inc.

By:	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer

4