Form 10-Q
period 2025-06-30
Upland Software, Inc.
filed 2025-07-31
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-36720

UPLAND SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2992077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
900 S. Capital of Texas Highway, Las Cimas IV Suite 300
Austin, Texas 78746
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

Upland Software, Inc.

Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
Item 1. Financial Statements

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$41,011	$56,426
Restricted cash	626	626
Accounts receivable (net of allowance of $155 and $446 at June 30, 2025, and December 31, 2024, respectively)	20,129	38,647
Deferred commissions, current	6,382	8,361
Unbilled receivables	4,810	3,441
Income tax receivable, current	2,510	762
Prepaid expenses and other current assets	7,919	10,129
Total current assets	83,387	118,392
Tax credits receivable	1,040	951
Property and equipment, net	1,968	1,518
Operating lease right-of-use asset	2,053	1,364
Intangible assets, net	76,513	123,903
Goodwill	260,705	260,976
Deferred commissions, noncurrent	7,839	12,147
Interest rate swap assets	5,094	9,742
Other assets	3,123	529
Total assets	$441,722	$529,522
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,058	$9,388
Accrued compensation	6,708	6,226
Accrued expenses and other current liabilities	3,518	6,876
Deferred revenue	72,307	93,706
Operating lease liabilities, current	805	1,000
Current maturities of notes payable (includes unamortized discount of $2,160 and $2,176 at June 30, 2025, and December 31, 2024, respectively)	3,240	3,224
Total current liabilities	89,636	120,420
Notes payable, less current maturities (includes unamortized discount of $217 and $1,280 at June 30, 2025, and December 31, 2024, respectively)	252,458	286,970
Deferred revenue, noncurrent	4,652	4,670
Operating lease liabilities, noncurrent	2,169	762
Noncurrent deferred tax liability, net	8,617	11,347
Other long-term liabilities	457	428
Total liabilities	357,989	424,597
Mezzanine equity:
Series A Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 115,000 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	126,122	123,230
Stockholders’ deficit:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 28,708,922 and 28,168,267 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	3	3
Additional paid-in capital	607,463	605,286
Accumulated other comprehensive loss	(9,374)	(21,990)
Accumulated deficit	(640,481)	(601,604)
Total stockholders’ deficit	(42,389)	(18,305)
Total liabilities, convertible preferred stock and stockholders’ deficit	$441,722	$529,522
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Subscription and support	$50,467	$65,504	$110,649	$132,582
Perpetual license	1,199	1,730	2,807	3,200
Total product revenue	51,666	67,234	113,456	135,782
Professional services	1,717	2,105	3,582	4,293
Total revenue	53,383	69,339	117,038	140,075
Cost of revenue:
Subscription and support	12,412	19,247	29,362	39,076
Professional services and other	1,023	1,227	2,121	2,447
Total cost of revenue	13,435	20,474	31,483	41,523
Gross profit	39,948	48,865	85,555	98,552
Operating expenses:
Sales and marketing	10,771	16,791	24,527	33,809
Research and development	9,781	12,185	21,323	24,640
General and administrative	10,219	13,880	21,840	27,112
Depreciation and amortization	6,864	11,380	14,859	22,776
Divestiture-related expenses	6,879	—	8,624	—
Impairment of goodwill and other intangibles	2,469	—	2,469	87,227
Total operating expenses	46,983	54,236	93,642	195,564
Loss from operations	(7,035)	(5,371)	(8,087)	(97,012)
Other expense:
Interest expense, net	(4,136)	(5,056)	(6,579)	(10,014)
Loss on divestitures of businesses	(434)	—	(23,891)	—
Other income (expense), net	(1,595)	198	(1,836)	120
Total other expense	(6,165)	(4,858)	(32,306)	(9,894)
Loss before benefit from (provision for) income taxes	(13,200)	(10,229)	(40,393)	(106,906)
Benefit from (provision for) income taxes	171	(1,210)	1,516	(663)
Net loss	$(13,029)	$(11,439)	$(38,877)	$(107,569)
Preferred stock dividends	(1,454)	(1,390)	(2,892)	(2,765)
Net loss attributable to common stockholders	$(14,483)	$(12,829)	$(41,769)	$(110,334)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.51)	$(0.47)	$(1.47)	$(3.92)
Weighted-average common shares outstanding, basic and diluted	28,518,839	27,348,672	28,370,711	28,133,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(13,029)	$(11,439)	$(38,877)	$(107,569)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	4,851	(208)	7,115	(2,819)
Realized foreign currency (loss) gain	(1,292)	—	4,423	—
Unrealized translation gain (loss) on foreign currency denominated intercompany loans, net of taxes	4,732	(258)	6,230	(1,670)
Interest rate swaps, net of reclassifications into earnings	(1,262)	(2,441)	(5,152)	(2,279)
Other comprehensive income (loss):	$7,029	$(2,907)	$12,616	$(6,768)
Comprehensive loss	$(6,000)	$(14,346)	$(26,261)	$(114,337)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	115,000	$124,668	28,484,279	$3	$606,029	$(16,403)	$(627,452)	$(37,823)
Dividends accrued - Convertible Preferred Stock	—	1,454	—	—	(1,454)	—	—	(1,454)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	224,643	—	(186)	—	—	(186)
Stock-based compensation	—	—	—	—	3,074	—	—	3,074
Unrealized foreign currency translation adjustment	—	—	—	—	—	4,851	—	4,851
Realized foreign currency translation from divestitures of businesses	—	—	—	—	—	(1,292)	—	(1,292)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	4,732	—	4,732
Interest rate swaps	—	—	—	—	—	(1,262)	—	(1,262)
Net loss			—	—	—	—	(13,029)	(13,029)
Balance at June 30, 2025	115,000	$126,122	28,708,922	$3	$607,463	$(9,374)	$(640,481)	$(42,389)

	Three Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	115,000	$119,013	27,996,656	$3	$602,813	$2,307	$(585,002)	$20,121
Dividends accrued - Convertible Preferred Stock	—	1,390	—	—	(1,390)	—	—	(1,390)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	235,141	—	(232)	—	—	(232)
Stock repurchases and retirements	—	—	(966,051)	—	(2,798)	—	—	(2,798)
Stock-based compensation	—	—	—	—	5,133	—	—	5,133
Foreign currency translation adjustment	—	—	—	—	—	(208)	—	(208)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	(258)	—	(258)
Interest rate swaps	—	—	—	—	—	(2,441)	—	(2,441)
Net loss	—	—	—	—	—	—	(11,439)	(11,439)
Balance at June 30, 2024	115,000	$120,403	27,265,746	$3	$603,526	$(600)	$(596,441)	$6,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Deficit - continued
(unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	115,000	$123,230	28,168,267	$3	$605,286	$(21,990)	$(601,604)	$(18,305)
Dividends accrued - Convertible Preferred Stock	—	2,892	—	—	$(2,892)	—	—	(2,892)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	540,655	—	(680)	—	—	(680)
Stock-based compensation	—	—	—	—	5,749	—	—	5,749
Unrealized foreign currency translation adjustment	—	—	—	—	—	7,115	—	7,115
Realized foreign currency translation from divestitures of businesses						4,423		4,423
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	6,230	—	6,230
Interest rate swaps	—	—	—	—	—	(5,152)	—	(5,152)
Net loss	—	—	—	—	—	—	(38,877)	(38,877)
Balance at June 30, 2025	115,000	$126,122	28,708,922	$3	$607,463	$(9,374)	$(640,481)	$(42,389)

	Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	115,000	$117,638	29,908,407	$3	$608,995	$6,168	$(488,872)	$126,294
Dividends accrued - Convertible Preferred Stock	—	2,765	—	—	(2,765)	—	—	(2,765)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	566,044	—	(563)	—	—	(563)
Stock repurchases and retirements	—	—	(3,208,705)	—	(10,796)	—	—	(10,796)
Stock-based compensation	—	—	—	—	8,655	—	—	8,655
Foreign currency translation adjustment	—	—	—	—	—	(2,819)	—	(2,819)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries, net of taxes	—	—	—	—	—	(1,670)	—	(1,670)
Interest rate swaps	—	—	—	—	—	(2,279)	—	(2,279)
Net loss	—	—	—	—	—	—	(107,569)	(107,569)
Balance at June 30, 2024	115,000	$120,403	27,265,746	$3	$603,526	$(600)	$(596,441)	$6,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(38,877)	$(107,569)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,816	27,599
Deferred income taxes	(3,532)	(1,176)
Amortization of deferred costs	4,653	6,076
Foreign currency re-measurement (gain) loss	1,355	(694)
Non-cash interest, net and other income, net	(621)	(1,776)
Non-cash stock-based compensation expense	5,749	8,655
Non-cash loss on impairment of goodwill and other intangibles	2,469	87,227
Non-cash loss on divestitures of businesses	23,891	—
Non-cash loss on retirement of fixed assets	52	18
Changes in operating assets and liabilities:
Accounts receivable	11,258	8,362
Prepaid expenses and other current assets	(727)	(3,603)
Other assets	(3,189)	(4,907)
Accounts payable	(4,994)	(613)
Accrued expenses and other liabilities	1,072	706
Deferred revenue	(4,781)	(7,714)
Net cash provided by operating activities	11,594	10,591
Investing activities
Purchase of property and equipment	(1,058)	(457)
Proceeds from the divestitures of businesses, net of cash transferred	9,063	—
Net cash provided by (used in) investing activities	8,005	(457)
Financing activities
Payments of debt costs	(7)	(77)
Payments on notes payable	(35,575)	(2,700)
Stock repurchases and retirement	—	(10,958)
Taxes paid related to net share settlement of equity awards	(680)	(563)
Net cash used in financing activities	(36,262)	(14,298)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	1,248	(20)
Change in cash, cash equivalents and restricted cash	(15,415)	(4,184)
Cash, cash equivalents and restricted cash, beginning of period	57,052	236,559
Cash, cash equivalents and restricted cash, end of period	$41,637	$232,375
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate swaps	$8,048	$17,565
Cash paid for taxes, net of refunds	$5,148	$3,162
Non-cash investing and financing activities:
Note receivable from divestiture of product lines, net of discount	$4,881	$—
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other period.
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
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of July 31, 2025, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Restricted Cash
The Company is required to maintain a letter of credit as collateral during the term of an operating lease for office space. As of June 30, 2025 and December 31, 2024, we had $0.6 million of restricted cash deposited in a restricted account as collateral for the letter of credit. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	6/30/2025	12/31/2024
Cash and cash equivalents	$41,011	$56,426
Restricted cash	626	626
Total cash, cash equivalents and restricted cash	$41,637	$57,052

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, other assets and the Company’s interest rate swaps. The Company’s cash and cash equivalents are placed with high quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers and generally does not require collateral. To manage accounts receivable credit risk, the Company performs periodic credit evaluations of its customers and maintains current expected credit losses which considers such factors as historical loss information, geographic location of customers, current market conditions, and reasonable and supportable forecasts.
No individual customer represented more than 10% of total revenues for the six months ended June 30, 2025, or more than 10% of accounts receivable as of June 30, 2025 or December 31, 2024.
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its income tax disclosures and expects to adopt the standard for the fiscal year ending December 31, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements but anticipates expanded disclosures in its annual reporting.

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

Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2025
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$21,573	$—	$—	$21,573
Interest rate swaps	—	5,094	—	5,094
Total	$21,573	$5,094	$—	$26,667

	Fair Value Measurements at December 31, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$40,428	$—	$—	$40,428
Interest rate swaps	—	9,742	—	9,742
Total	$40,428	$9,742	$—	$50,170
Money market funds included in cash and cash equivalents are highly-liquid investments and are measured at fair value using quoted market prices and active markets, therefore are categorized as Level 1.
The fair value of the Company's interest rate swaps are measured at the end of each interim reporting period based on the then assessed fair value. As the fair value measure is based on the market approach, they are categorized as Level 2.
The Company believes the carrying value of its long-term debt at June 30, 2025 approximates its fair value based on its variable interest rate feature and interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at June 30, 2025 and December 31, 2024 was $258.1 million and $293.7 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.
The Company’s non-financial assets, such as property and equipment, goodwill and intangible assets, are recorded at fair value upon a business combination and are remeasured at fair value only if an impairment charge is recognized. The Company uses unobservable inputs to the valuation methodologies that are significant to the fair value measurements, and the valuations require management’s judgment due to the absence of quoted market prices. The Company determines the fair value of its held and used assets, goodwill and intangible assets using an income, cost or market approach as determined reasonable. As the fair value measures are based on unobservable inputs, they are categorized as Level 3.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the six months ended June 30, 2025 are summarized in the table below (in thousands):

Balance at December 31, 2024	$260,976
Divestitures of businesses	(8,633)
Foreign currency translation adjustment	8,362
Balance at June 30, 2025	$260,705
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

Intangible assets, net include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its business acquisitions. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2025:		(unaudited)
Customer relationships	2-10	$226,776	$159,393	$67,383
Trade name	1.5-10	6,357	5,936	421
Developed technology	4-9	62,571	53,983	8,588
Favorable Leases	6.3	270	149	121
Total intangible assets		$295,974	$219,461	$76,513

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2024:
Customer relationships	1-10	$348,524	$239,563	$108,961
Trade name	1.5-10	9,329	7,949	1,380
Developed technology	4-9	85,558	72,132	13,426
Favorable Leases	6.3	258	122	136
Total intangible assets		$443,669	$319,766	$123,903
During the three and six months ended June 30, 2025, the Company divested certain product lines and their related intangible assets which resulted in a reduction of $31.9 million in the net carrying value of intangible assets. See Note 12. Divestitures.
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. During the three months ended June 30, 2025, the Company identified a triggering event related to certain intangible assets associated with Sunset Assets and performed a valuation of certain long-lived assets in accordance with ASC 360 Impairment and Disposal of Long-Lived Assets. The Company used a discounted cash flow analysis to estimate the fair value of the long-lived asset group. As a result of the valuation, during the three months ended June 30, 2025 the Company recorded a $2.5 million of impairment charge related to intangible assets associated with certain Sunset Assets. No impairments of intangibles were recorded during the three and six months ended June 30, 2024.
Total amortization expense was $7.9 million and $17.3 million during the three and six months ended June 30, 2025, respectively, and $13.5 million and $27.0 million for the three and six months ended June 30, 2024, respectively.

5. Income Taxes
The Company’s income tax provision for the three and six months ended June 30, 2025 and June 30, 2024 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The income tax benefit of $0.2 million and $1.5 million for the three and six months ended June 30, 2025, respectively, is primarily related to the deferred tax benefit due to the divestitures of businesses during the periods. This tax benefit is offset by income taxes associated with U.S. and non-U.S. operations.
The income tax provision of $1.2 million and $0.7 million for the three and six months ended June 30, 2024, respectively, is largely comprised of foreign income taxes associated with our combined non-U.S. operations which is partially offset by the non-cash deferred tax impacts of the goodwill impairment booked during the first quarter of 2024.
The Company historically incurred operating losses in the United States prior to 2021 and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at June 30, 2025 and December 31, 2024, respectively.
The Company has reflected uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets for which the balance is immaterial at June 30, 2025. The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction, several U.S. state jurisdictions and several foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2021 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2020, other than where cross-border transactions extend the statute of limitations. U.S. operating losses generated in years prior to 2021 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

6. Debt
Long-term debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Senior secured loans (includes unamortized discount of $2,377 and $3,456 based on an imputed interest rate of 6.7% and 6.6%, at June 30, 2025 and December 31, 2024, respectively)	$255,698	$290,194
Less current maturities	(3,240)	(3,224)
Total long-term debt	$252,458	$286,970
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
At the option of the Company, the Term Loans accrue interest at a per annum rate based on (i) the Base Rate (as defined below) plus a margin of 2.75% or (ii) the rate (not less than 0.00%) published by CME Group Benchmark Administration Limited (CBA), or as otherwise determined in accordance with the Credit Facility (based on a period equal to 1, 2, 3 or 6 months or, if available and agreed to by all relevant Lenders and the Agent, 12 months or such period of less than 1 month) plus a margin of 3.75%. The Base Rate for any day is a rate per annum equal to the greatest of (i) the prime rate in effect on such day, (ii) the Federal Funds Effective Rate (not less than 0.00%) in effect on such day plus ½ of 1.00%, and (iii) the Federal Funds Effective Rate for a one month interest period beginning on such day plus 1.00%. Accrued interest is paid quarterly or, with respect to Term Loans that are accruing interest based on the Federal Funds Effective Rate, at the end of the applicable interest rate period. At June 30, 2025, the floating interest rate was 8.2%.
Covenants
The Credit Facility contains customary affirmative and negative covenants. The Term Loans are secured by substantially all of the Company's assets.
As of June 30, 2025, the Company was in compliance with all covenants under the Credit Facility.
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
In August 2024, the Company de-designated all of the interest rate swaps and the realized and unrealized gains previously recognized as a component of accumulated other comprehensive income (loss) are being amortized to interest expense, net as interest is accrued or prepayments are made on the Company’s Term Loans. Subsequent to the de-designation, changes in the fair value of the interest rate swaps are recorded to interest expense, net. For the three and six months ended June 30, 2025, total unrealized change in the interest rate swaps fair value of $1.3 million and $3.4 million was recognized in interest expense, net, respectively.
Notional amounts under the interest rate swaps were $216.3 million and $255.8 million at June 30, 2025 and December 31, 2024, respectively.

Amounts previously reported in accumulated other comprehensive loss related to the Company's derivatives are reclassified to interest expense, net as interest is accrued on the Company’s variable-rate debt or prepayments on the Term Loans are made. The impact of the Company’s derivative financial instruments on its condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2025 and June 30, 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized gain (loss) recognized in Other comprehensive income (loss) on interest rate swaps	$—	$(956)	—	$663
Amounts reclassified from Accumulated other comprehensive income (loss) to interest expense, net	(1,262)	(1,485)	(5,152)	(2,942)
Total Other comprehensive income (loss) on interest rate swaps	$(1,262)	$(2,441)	$(5,152)	$(2,279)
Cash interest costs averaged 5.9% and 7.2% for the six months ended June 30, 2025 and 2024, respectively.
See Note 14. Subsequent Events regarding the refinancing of the Company’s outstanding Term Loans subsequent to quarter end.

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

The following table sets forth the computations of loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net Loss	$(13,029)	$(11,439)	$(38,877)	$(107,569)
Preferred stock dividends and accretion	(1,454)	(1,390)	(2,892)	(2,765)
Net loss attributable to common stockholders	$(14,483)	$(12,829)	$(41,769)	$(110,334)
Denominator:
Weighted–average common shares outstanding, basic and diluted	28,518,839	27,348,672	28,370,711	28,133,285
Net loss per common share, basic and diluted	$(0.51)	$(0.47)	$(1.47)	$(3.92)
Due to the net losses for the three and six months ended June 30, 2025 and June 30, 2024, respectively, basic and diluted loss per share were the same. The Company uses the application of the if-converted method for calculating diluted earnings per share on our Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on our stock options, restricted stock units and performance-based restricted stock units.
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

	June 30,
	2025	2024
Stock options	87,561	122,530
Restricted stock units	2,338,055	2,716,299
Performance restricted stock units	350,000	350,000
Series A Preferred Stock on an if-converted basis(1)	7,467,267	7,140,482
Total anti–dilutive common share equivalents	10,242,883	10,329,311
(1) As of June 30, 2025, the Series A Preferred Stock plus accumulated dividends totaled $130.7 million. The Series A Preferred Stock has a conversion price of $17.50 per share, as detailed in “Note 9. Mezzanine Equity”.

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
Letter of Credit
In conjunction with an operating lease agreement, the Company provided a $0.6 million letter of credit in conformance with the contractual provisions of the lease. The letter of credit expires July 2029. The amount underlying such letter of credit is reflected as restricted cash in the Company's consolidated balance sheets as of June 30, 2025.

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
Dividend Provisions
The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an Initial Liquidation Preference of $1,000 per share, representing an aggregate Liquidation Preference (as defined below) of $1,000 upon issuance. Holders of the Series A Preferred Stock are entitled to the dividend at the rate of 4.5% per annum, within the first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The dividend can be paid, in the Company’s sole discretion, in cash or dividend in kind by adding to the Liquidation Preference of each share of Series A Preferred Stock outstanding. On June 7, 2023, the stockholders of the Company authorized, for purposes of complying with Nasdaq Listing Rules 5635(b) and (d), the issuance of shares of Common Stock underlying shares of Series A Preferred Stock in an amount equal to or in excess of 20% of the Common Stock outstanding immediately prior to the issuance of such Series A Preferred Stock (including upon the operation of anti-dilution provisions contained in the Certificate of Designation designating the terms of such Series A Preferred Stock). The Series A Preferred Stock is also entitled to fully participate in any dividends paid to the holders of Common Stock in cash, in stock or otherwise, on an as-converted basis. The Series A Preferred Stock had accrued unpaid dividends of $15.7 million as of June 30, 2025, representing 895,839 Common Stock shares upon conversion at $17.50 per share.
Liquidation Rights
In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into Common Stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of June 30, 2025, the Liquidation Preference of the Series A Preferred Stock plus accrued and unpaid dividends was $130.7 million.
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

10. Stockholders' Deficit
Common Stock
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
Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of two elements, net loss and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ deficit section of our condensed consolidated balance sheets and are excluded from net loss. Our other comprehensive income consists primarily of foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar, unrealized translation losses on intercompany loans with foreign subsidiaries, and realized and unrealized gains on interest rate swaps.

The following table shows the components of accumulated other comprehensive loss, net of income taxes, (“AOCI”) in the stockholders’ deficit section of our condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2025	December 31, 2024
Unrealized foreign currency translation adjustment, net of realized amounts reclassified into loss from divestitures of businesses	$(14,634)	$(26,172)
Unrealized translation gains (losses) on intercompany loans with foreign subsidiaries, net of taxes	(247)	(6,477)
Unrealized gains on interest rate swaps, net of amounts reclassified into interest expense, net	5,362	9,033
Realized gain on interest rate swap sale, net of amounts reclassified into interest expense, net	145	1,626
Total accumulated other comprehensive loss	$(9,374)	$(21,990)
During the six months ended June 30, 2025, the Company divested certain product lines and reclassified $4.4 million of the cumulative foreign currency translation adjustment as a component of the loss on divestitures. See Note 12. Divestitures. The Company has intercompany loans that were used to fund the acquisitions of foreign subsidiaries. Due to the long-term nature of the loans, the unrealized translation gains (losses) resulting from re-measurement are recognized as a component of AOCI. The unrealized translation losses on intercompany loans with foreign subsidiaries as of June 30, 2025 and December 31, 2024 are net of income tax of $1.7 million and $1.4 million, respectively. The tax benefit related to unrealized translation gains (losses) on intercompany loans for the three and six months ended June 30, 2025 was $0.3 million and $0.3 million, respectively and for the three and six months ended June 30, 2024 was $0.1 million benefit and $0.2 million benefit, respectively. The income tax expense/benefit allocated to each component of other comprehensive income for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
The functional currency of our foreign subsidiaries are the local currencies. Results of operations for foreign subsidiaries are translated into United States dollars (“USD”) using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' deficit in AOCI.
Stock-Based Compensation
The Company’s stock-based compensation generally includes awards of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). Key employees, officers and directors of the Company and its consultants or advisors are eligible to receive awards.
The following table summarizes PSU and RSU activity during the six months ended June 30, 2025:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2024	2,277,132	$5.36
Granted	1,840,000	5.02
Vested	(911,867)	5.16
Forfeited	(517,210)	4.61
Unvested restricted units outstanding as of June 30, 2025	2,688,055	$5.34
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

The significant assumptions used in the Monte Carlo simulation model for the PSUs granted during the six months ended June 30, 2025 was as follows:

Expected volatility	81.9%
Risk-free interest rate	4.2%
Remaining performance period (in years)	3.08
Dividend yield	—
The Company recognizes stock-based compensation expense from all awards in the following expense categories included in our condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$143	$199	$264	$385
Research and development	318	638	608	1,244
Sales and marketing	52	362	304	759
General and administrative	2,561	3,934	4,573	6,267
Total	$3,074	$5,133	$5,749	$8,655

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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of June 30, 2025 and December 31, 2024, unbilled receivables were $4.8 million and $3.4 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. We utilize the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the six months ended June 30, 2025.
Amortization of deferred commissions in excess of commissions capitalized for the three and six months ended June 30, 2025 was $0.3 million and $1.1 million, respectively and for the three and six months ended June 30, 2024 was $0.3 million and $1.0 million, respectively.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the six months ended June 30, 2025, we recognized $21.2 million and $0.5 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of June 30, 2025, approximately $169.4 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 72% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the United States, United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Subscription and support:
United States	$37,046	$47,342	$80,770	$95,066
United Kingdom	5,207	8,397	12,788	17,472
Canada	3,010	3,217	6,022	6,545
Other International	5,204	6,548	11,069	13,499
Total subscription and support revenue	50,467	65,504	110,649	132,582
Perpetual license:
United States	524	879	972	1,570
United Kingdom	67	56	185	155
Canada	58	93	145	152
Other International	550	702	1,505	1,323
Total perpetual license revenue	1,199	1,730	2,807	3,200
Professional services:
United States	1,041	1,212	2,128	2,445
United Kingdom	188	243	463	514
Canada	157	146	346	334
Other International	331	504	645	1,000
Total professional service revenue	1,717	2,105	3,582	4,293
Total revenue	$53,383	$69,339	$117,038	$140,075

12. Divestitures
The Company completed the divestitures of certain product lines for combined total consideration of $10.0 million for the three months ended June 30, 2025 and $15.5 million with up to $4.0 million in earn-outs over the next 2 years for the six months ended June 30, 2025. Total consideration for the three months ended June 30, 2025 included a secured promissory note in the principal amount of $5.5 million to be repaid quarterly over 5 years bearing interest at 10% annually. The Company recognized the promissory note at its fair value of $4.9 million on the date of sale. The Company evaluated the collectability of the promissory note at June 30, 2025 and based on that evaluation the Company provided a $1.5 million reserve during the three months ended June 30, 2025 which is recorded as an additional loss on the divestiture of the product lines. At June 30, 2025, the book value of the note was $3.4 million. The Company will continue to monitor the collectability of the note and will record adjustments to the estimated net realizable value as deemed necessary until the note is settled. This note matures in 2030. At June 30, 2025, the current portion of the promissory note of $0.9 million is recorded in prepaid and other current assets on the Company’s condensed consolidated balance sheets and the long-term portion of the promissory note of $2.5 million is recorded in other assets on the Company’s condensed consolidated balance sheets.
The Company's interest in this note receivable is a variable interest and the underlying entity is a variable interest entity (“VIE”). The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and accordingly, the VIE is not consolidated.
For the three and six months ended June 30, 2025, the combined net losses on divestitures were $0.4 million and $23.9 million, respectively. The Company incurred divestiture-related expenses of $6.9 million and $8.6 million, respectively, during the three and six months ended June 30, 2025 which are recorded in divestiture-related expenses on the Company’s condensed consolidated statements of operations. In conjunction with the divestitures, the Company terminated a legacy vendor contract related to out-sourced research and development for a one-time fee of $5.2 million which is included in divestiture-related expenses in the condensed consolidated statements of operations for the three months ended June 30, 2025.
As part of the divestitures, the Company entered into transition services agreements (each a “TSA”) with each of the buyers to assist them in the transition of certain functions, including, but not limited to, information technology, finance and accounting, for an initial period of 60 - 120 days unless extended by mutual agreement. The Company has $1.8 million in receivables from the buyers for the TSA services recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets at June 30, 2025.

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

14. Subsequent Events
On July 25, 2025 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) which provides for (i) a senior secured term loan facility in the aggregate principal amount of $240.0 million (the “Term Loan”) and (ii) a senior secured revolving credit facility in the aggregate principal amount of $30.0 million (the “Revolving Facility” and together with the Term Loan, the “Credit Facilities”).
On the Closing Date the proceeds of the Term Loan, together with cash on hand, were used to redeem all of the $258.1 million outstanding aggregate principal amount of the Company’s previous senior secured credit facility. The Term Loan will mature on July 25, 2031 and bear an interest rate of the secured overnight financing rate, which shall not be less than 1.5%, plus a margin of 6.0% per annum (with step downs and a potential step up at specified leverage levels). The Term Loan also includes (i) a covenant tested quarterly which limits the consolidated secured leverage ratio to 6.0 to 1.0 or under and (ii) certain other changes to the terms of the Credit Agreement, including with respect to certain negative covenants. Payments on the Term Loan will be due quarterly in amounts equal to (a) 2.50% per annum of the original principal amount of the Term Loan commencing beginning December 31, 2025 through September 30, 2026, (b) 1.75% per annum of the original principal amount of the Term Loan commencing December 31, 2026 through September 30, 2027, and (c) 1.00% per annum of the original principal amount of the Term Loan commencing December 31, 2027 and continuing each fiscal quarter thereafter, with the balance payable on the final maturity date.
The Revolving Facility will mature on July 25, 2031 and will bear the same interest rate as the Term Loan. The Revolving Facility will be subject to the same covenants and terms as the Term Loan. The proceeds of loans under the Revolving Facility will be used by the Company from time to time after the Closing Date for working capital and other general corporate purposes.
The Credit Facilities contains customary representations, warranties, covenants, including financial covenant, and events of default. The Credit Facilities are secured by substantially all of the Company’s assets, subject to certain exclusions.

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
•our ability to adapt to macroeconomic factors impacting the global economy, including the Russia-Ukraine conflict, the conflicts in the Middle East, changes in trade policy, foreign currency exchange risk, inflation and supply chain constraints;
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
A U.S. law titled The Big Beautiful Bill Act was signed into law on July 4, 2025, including several extensions to The Tax Cuts and Jobs Act passed in 2017. The new law also contains several new tax provisions. The company is currently assessing the impact of these provisions on future tax estimates.

Overview
Upland Software, Inc. is a leader in AI-powered knowledge and content management software. Our solutions help enterprises unlock critical knowledge, automate content workflows, and drive measurable ROI—enhancing customer and employee experiences while supporting regulatory compliance. More than 1,100 enterprise customers rely on Upland to solve complex challenges and provide a trusted path for AI adoption.

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
For the three-month period ended June 30, 2025, our Core Organic Growth Rate was 1.2%.
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

	Three Months Ended June 30,
	2025	2024

	(dollars in thousands)
Reconciliation of total revenue to core organic revenue:
Total revenue	$53,383	$69,339
Less:
Perpetual license revenue	1,199	1,730
Professional services revenue	1,717	2,105
Subscription and support revenue from Sunset Assets	3,336	4,001
Subscription and support revenue from divestitures	2,170	15,434
Overage Charges	572	2,187
Core organic revenue	$44,389	$43,882
Adjusted EBITDA
We monitor our Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net income (loss), calculated in accordance with GAAP, adjusted for depreciation and amortization expense, net interest expense, loss on debt extinguishment, net other expense (income), benefit from (provision for) income taxes, stock-based compensation expense, acquisition and divestiture related expense, purchase accounting deferred revenue discount, gains and losses on divestitures of businesses, and impairment charges.

The following table represents a reconciliation of net loss from continuing operations, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(13,029)	$(11,439)	$(38,877)	$(107,569)
Add:
Depreciation and amortization expense	8,155	13,797	17,816	27,599
Interest expense, net	4,136	5,056	6,579	10,014
Other expense (income), net	1,595	(198)	1,836	(120)
Benefit from (provision for) income taxes	(171)	1,210	(1,516)	663
Stock-based compensation expense	3,074	5,133	5,749	8,655
Divestiture-related expenses	6,879	—	8,624	—
Non-recurring litigation costs	12	11	30	129
Purchase accounting deferred revenue discount	31	65	66	141
Loss on divestitures of businesses	434	—	23,891	—
Impairment of goodwill and other intangibles	2,469	—	2,469	87,227
Adjusted EBITDA	$13,585	$13,635	$26,667	$26,739
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
Adjusted EBITDA should not be considered as an alternative to net loss or any other measure of financial performance calculated and presented in accordance with GAAP. The use of Adjusted EBITDA as an analytical tool has limitations such as:
•Impairment of goodwill and other intangibles and depreciation and amortization are non-cash charges, and the assets being depreciated or amortized, which contribute to the generation of revenue, will often have to be replaced in the future and Adjusted EBITDA does not reflect cash requirements for such replacements; however, much of the depreciation and amortization relates to amortization of acquired intangible assets as well as the goodwill as a result of business combination purchase accounting adjustments, which will not need to be replaced in the future;
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$50,467	95%	$65,504	94%	$110,649	95%	$132,582	95%
Perpetual license	1,199	2%	1,730	2%	2,807	2%	3,200	2%
Total product revenue	51,666	97%	67,234	96%	113,456	97%	135,782	97%
Professional services	1,717	3%	2,105	4%	3,582	3%	4,293	3%
Total revenue	53,383	100%	69,339	100%	117,038	100%	140,075	100%
Cost of revenue:
Subscription and support (1)(3)	12,412	23%	19,247	28%	29,362	25%	39,076	28%
Professional services and other (1)	1,023	2%	1,227	2%	2,121	2%	2,447	2%
Total cost of revenue	13,435	25%	20,474	30%	31,483	27%	41,523	30%
Gross profit	39,948	75%	48,865	70%	85,555	73%	98,552	70%
Operating expenses:
Sales and marketing (1)	10,771	20%	16,791	24%	24,527	21%	33,809	24%
Research and development (1)	9,781	18%	12,185	18%	21,323	18%	24,640	18%
General and administrative (1)(2)	10,219	19%	13,880	20%	21,840	19%	27,112	19%
Depreciation and amortization	6,864	13%	11,380	16%	14,859	13%	22,776	16%
Divestiture-related expenses	6,879	13%	—	—%	8,624	7%	—	1%
Impairment of goodwill and other intangibles	2,469	5%	—	—%	2,469	2%	87,227	62%
Total operating expenses	46,983	88%	54,236	78%	93,642	80%	195,564	140%
Loss from operations	(7,035)	(13)%	(5,371)	(8)%	(8,087)	(7)%	(97,012)	(70)%
Other expense:
Interest expense, net	(4,136)	(8)%	(5,056)	(7)%	(6,579)	(6)%	(10,014)	(7)%
Loss on divestitures of businesses	(434)	(1)%	—	—%	(23,891)	(20)%	—	—%
Other income (expense), net	(1,595)	(3)%	198	—%	(1,836)	(22)%	120	—%
Total other expense	(6,165)	(12)%	(4,858)	(7)%	(32,306)	(28)%	(9,894)	(7)%
Loss before provision for income taxes	(13,200)	(25)%	(10,229)	(15)%	(40,393)	(35)%	(106,906)	(77)%
Benefit from (provision for) income taxes	171	1%	(1,210)	(1)%	1,516	2%	(663)	—%
Net loss	(13,029)	(24)%	(11,439)	(16)%	(38,877)	(33)%	(107,569)	(77)%
Preferred stock dividends and accretion	(1,454)	(3)%	(1,390)	(2)%	(2,892)	(2)%	(2,765)	(2)%
Net loss attributable to common shareholders	$(14,483)	(27)%	$(12,829)	(18)%	$(41,769)	(36)%	$(110,334)	(79)%
Net loss per common share:
Net loss per common share, basic and diluted	$(0.51)		$(0.47)		$(1.47)		$(3.92)
Weighted-average common shares outstanding, basic and diluted	28,518,839		27,348,672		28,370,711		28,133,285

(1) Includes stock-based compensation detailed under Share-based Compensation in “Item 1. Financial Statements—Note 10. Stockholders' Deficit”.
(2) Includes general and administrative stock-based compensation of $2.6 million and $3.9 million for the three months June 30, 2025 and June 30, 2024, respectively, and $4.6 million and $6.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 14% and 14% for the three months ended June 30, 2025 and June 30, 2024, respectively, and 15% and 15% for the six months ended June 30, 2025 and June 30, 2024.

	$2,561	14%	$3,934	14%	$4,573	15%	$6,267	15%

(3) Includes depreciation and amortization of $1.3 million and $2.4 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $3.0 million and $4.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
See Note 12. Divestitures regarding product lines divested in the three and six months ended June 30, 2025.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$50,467	$65,504	(23)%	$110,649	$132,582	(17)%
Perpetual license	1,199	1,730	(31)%	2,807	3,200	(12)%
Total product revenue	51,666	67,234	(23)%	113,456	135,782	(16)%
Professional services	1,717	2,105	(18)%	3,582	4,293	(17)%
Total revenue	$53,383	$69,339	(23)%	$117,038	$140,075	(16)%

Percentage of revenue:
Subscription and support	95%	94%		95%	95%
Perpetual license	2%	2%		2%	2%
Total product revenue	97%	96%		97%	97%
Professional services	3%	4%		3%	3%
Total revenue	100%	100%		100%	100%

For the Three Months Ended June 30, 2025
Total revenue was $53.4 million in the three months ended June 30, 2025, compared to $69.3 million in the three months ended June 30, 2024, a decrease of $15.9 million, or 23%. This decrease is primarily due to the expected declines in revenue related to divested product lines of $14.8 million and revenue related to Sunset Assets of $0.7 million. The remaining change results from declines in professional services revenue of $0.2 million, and perpetual license revenue of $0.5 million, offset by an increase in subscription and support revenue of $0.3 million related to core products.
For the Six Months Ended June 30, 2025
Total revenue was $117.0 million in the six months ended June 30, 2025, compared to $140.1 million in the six months ended June 30, 2024, a decrease of $23.1 million, or 16%. This decrease is primarily due to the expected declines in revenue related to divested product lines of $19.8 million and related to Sunset Assets of $2.3 million. The remaining decrease results from declines in subscription and support revenue of $0.3 million, perpetual license revenue of $0.2 million, and professional services revenue of $0.4 million related to core products.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$12,412	$19,247	(36)%	$29,362	$39,076	(25)%
Professional services and other	1,023	1,227	(17)%	2,121	2,447	(13)%
Total cost of revenue	13,435	20,474	(34)%	31,483	41,523	(24)%
Gross profit	$39,948	$48,865	(18)%	$85,555	$98,552

Percentage of total revenue:
Subscription and support (1)	23%	28%		25%	28%
Professional services and other	2%	2%		2%	2%
Total cost of revenue	25%	30%		27%	30%
Gross profit	75%	70%		73%	70%

(1) Includes amortization and stock compensation expense as follows:
Amortization	$1,291	$2,417		$2,957	$4,823
Stock Compensation	$143	$199		$264	$385
For the Three Months Ended June 30, 2025
Cost of subscription and support revenue was $12.4 million in the three months ended June 30, 2025, compared to $19.2 million in the three months ended June 30, 2024, a decrease of $6.8 million, or 36%. The decrease related to divested product lines was $5.7 million attributable to infrastructure costs, variable telecom carrier costs, personnel costs and non-cash amortization of divested intangibles. The decrease related to Sunset assets was $0.4 million and the remaining decrease related to decreases of $0.3 million in personnel-related expenses and $0.4 million in non-cash amortization of intangibles in our on-going product lines.
Cost of professional services and other revenue was $1.0 million in the three months ended June 30, 2025, compared to $1.2 million in the three months ended June 30, 2024, a decrease of $0.2 million, or 17%. The decrease in cost of professional services and other revenue was comprised of a decrease in personnel-related expenses of $0.1 million in our divested product lines and $0.1 million in our on-going product lines.
For the Six Months Ended June 30, 2025
Cost of subscription and support revenue was $29.4 million in the six months ended June 30, 2025, compared to $39.1 million in the six months ended June 30, 2024, a decrease of $9.7 million, or 25%. The decrease related to divested product lines was $7.8 million attributable to infrastructure costs, variable telecom carrier costs, personnel costs and non-cash amortization of divested intangibles. The decrease related to Sunset Assets was $0.8 million and the remaining decrease related to decreases of $0.5 million in personnel-related expenses and $0.6 million in non-cash amortization of intangibles in our on-going product lines.
Cost of professional services and other revenue was $2.1 million in the six months ended June 30, 2025, compared to $2.4 million in the six months ended June 30, 2024, a decrease of $0.3 million, or 13%. The decrease in cost of professional services and other revenue was comprised of a decrease in personnel-related expenses of $0.2 million in our divested product lines and $0.1 million in our on-going product lines.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(dollars in thousands)
Sales and marketing (1)	$10,771	$16,791	(36)%	$24,527	$33,809	(27)%
Percentage of total revenue	20%	24%		21%	24%

(1) Includes stock compensation expense as follows:
Stock Compensation	$52	$362		$304	$759
For the Three Months Ended June 30, 2025
Sales and marketing expense was $10.8 million in the three months ended June 30, 2025, compared to $16.8 million in the three months ended June 30, 2024, a decrease of $6.0 million, or 36%. The decrease related to divested product lines was $3.2 million comprised of $2.9 million in personnel-related costs and $0.3 million in marketing spend. The remaining decrease was related to decreases of $0.4 million in costs related to our Sunset Assets, and $2.1 million in personnel-related costs and $0.3 million in marketing spend related to our on-going product lines.
For the Six Months Ended June 30, 2025
Sales and marketing expense was $24.5 million in the six months ended June 30, 2025, compared to $33.8 million in the six months ended June 30, 2024, a decrease of $9.3 million, or 27%. The decrease related to divested product lines was $4.6 million comprised of $4.1 million in personnel-related costs and $0.5 million in marketing spend and other sales costs. The remaining decrease was related to decreases of $0.6 million in costs related to our Sunset Assets, and $3.6 million in personnel-related costs and $0.5 million in marketing and other spend in our on-going product lines.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Research and development (1)	$9,781	$12,185	(20)%	$21,323	$24,640	(13)%
Percentage of total revenue	18%	18%		18%	18%

(1) Includes stock compensation expense as follows:
Stock Compensation	$318	$638		$608	$1,244
For the Three Months Ended June 30, 2025
Research and development expense was $9.8 million in the three months ended June 30, 2025, compared to $12.2 million in the three months ended June 30, 2024, a decrease of $2.4 million, or 19.7%. The decrease in research and development expense is primarily attributable to a $1.9 million decrease in personnel-related costs in our divested product lines, a $0.2 million decrease in personnel-related costs in our Sunset Assets and a $0.3 million decrease in personnel-related costs in our remaining product lines. These decreases reflect the termination of our out-sourced research and development contract and the continued use of our India Center of Excellence.
For the Six Months Ended June 30, 2025
Research and development expense was $21.3 million in the six months ended June 30, 2025, compared to $24.6 million in the six months ended June 30, 2024 a decrease of $3.3 million, or 13.5%. The decrease in research and development expense is primarily attributable to a $2.3 million decrease in personnel-related costs in our divested product lines, a $0.3 million decrease in personnel-related costs in our Sunset Assets and a $0.7 million decrease in personnel-related costs in our remaining product lines.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
General and administrative (1)	$10,219	$13,880	(26)%	$21,840	$27,112	(19)%
Percentage of total revenue	19%	20%		19%	19%

(1) Includes stock compensation expense as follows:
Stock compensation	$2,561	$3,934		$4,573	$6,267
For the Three Months Ended June 30, 2025
General and administrative expense was $10.2 million in the three months ended June 30, 2025, compared to $13.9 million in the three months ended June 30, 2024, a decrease of $3.7 million, or 26%. This decrease is primarily due to a decrease of $2.7 million in personnel-related costs related to our on-going product lines including a decrease of $1.4 million in non-cash stock compensation expense. The decrease related to our divested product lines was $$1.0 million inclusive of the effects of the TSA agreements related to divestitures which end in July 2025.
For the Six Months Ended June 30, 2025
General and administrative expense was $21.8 million in the six months ended June 30, 2025, compared to $27.1 million in the six months ended June 30, 2024, a decrease of $5.3 million, or 19%. This decrease is due to decreases of $3.7 million in personnel-related costs and $0.6 million million in legal and HR professional related to our on-going product lines and a $1.0 million decrease related to our divested product lines inclusive of the effects of the TSA agreements related to divestitures which end in July 2025.

Depreciation and Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$263	$285	(8)%	$524	$577	(9)%
Amortization	6,601	11,095	(41)%	14,335	22,199	(35)%
Total depreciation and amortization	$6,864	$11,380	(40)%	$14,859	$22,776	(35)%

Percentage of total revenue:
Depreciation	1%	—%		1%	—%
Amortization	12%	16%		12%	16%
Total depreciation and amortization	13%	16%		13%	16%
For the Three Months Ended June 30, 2025
Depreciation and amortization expense was $6.9 million in the three months ended June 30, 2025, compared to $11.4 million in the three months ended June 30, 2024, a decrease of $4.5 million, or 40%. All of the decrease resulted from the decline in amortization from intangible assets associated with the divested product lines.
For the Six Months Ended June 30, 2025
Depreciation and amortization expense was $14.9 million in the six months ended June 30, 2025, compared to $22.8 million in the six months ended June 30, 2024, a decrease of $7.9 million, or 35%. $7.8 million of the decrease resulted from the decline in amortization from intangible assets associated with the divested product lines and $0.1 million related to intangible assets related to our ongoing product lines becoming fully amortized.

Divestiture-related Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(dollars in thousands)
Divestiture-related expenses	$6,879	$—	100%	$8,624	$—	100%
Percentage of total revenue	13%	—%		7%	1%
For the Three Months Ended June 30, 2025
Divestiture-related expenses were $6.9 million in the three months ended June 30, 2025, compared to nil in the three months ended June 30, 2024. In conjunction with the divestiture completed in the second quarter of 2025, we incurred $0.9 million in professional fees and $0.8 million in personnel-related costs. We also recorded a one-time termination fee of $5.2 million related to a legacy vendor contract for out-sourced research and development. No divestiture-related expenses were incurred in the three months ended June 30, 2024.
For the Six Months Ended June 30, 2025
Divestiture-related expenses were $8.6 million in the six months ended June 30, 2025, compared to nil in the six months ended June 30, 2024. The divestiture-related expenses incurred in the six months ended June 30, 2025 consisted of the divestiture-related expenses in the second quarter of 2025 described above as well as primarily professional services fees related to the divestitures completed in the first quarter of 2025. No divestiture-related expenses were incurred in the six months ended June 30, 2024.

Impairment of goodwill and other intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(dollars in thousands)
Impairment of goodwill and other intangibles	$2,469	$—	N/A	$2,469	$87,227	(97)%
We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. During the three months ended June 30, 2025, we identified a triggering event related to certain intangible assets related to Sunset Assets and performed a valuation of certain long-lived assets in accordance with ASC 360 Impairment and Disposal of Long-Lived Assets. We used a discounted cash flow analysis to estimate the fair value of the long-lived asset group. As a result of the valuation, we recorded $2.5 million of impairment expense related to certain Sunset intangible assets. No such triggering event was noted in the three months ended June 30, 2024.
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

Other Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(4,136)	$(5,056)	(18)%	$(6,579)	$(10,014)	(34)%
Loss on divestitures of businesses	(434)	—	100%	(23,891)	$—	100%
Other income (expense), net	(1,595)	198	(906)%	(1,836)	120	(1,630)%
Total other expense	$(6,165)	$(4,858)	27%	$(32,306)	$(9,894)	227%

Percentage of total revenue:
Interest expense, net	(8)%	(7)%		(6)%	(7)%
Loss on divestitures of businesses	(1)%	—%		(20)%	—%
Other income (expense), net	(3)%	—%		(22)%	—%
Total other expense	(12)%	(7)%		(28)%	(7)%
For the Three Months Ended June 30, 2025
Interest expense, net of interest income, was $4.1 million of net interest income in the three months ended June 30, 2025 compared to $5.1 million of net interest expense in the three months ended June 30, 2024, a change of $1.0 million or 18%. This was due to prepayments on the our Term Loans in prior periods, which lowered cash interest expense by $4.9 million, inclusive of the effects of the interest rate swaps. This reduction was offset by the changes in the fair value of the interest rate swaps recorded to interest expense, net of $1.3 million in the three months ended June 30, 2025 with no such effects recorded to interest expense, net in the three months ended June 30, 2024. Interest income for the three months ended June 30, 2025 declined $2.6 million from interest income in the three months ended June 30, 2024 due to lower cash and cash equivalents.
Loss on divestitures of businesses was $0.4 million in the three months ended June 30, 2025 compared to nil in the three months ended June 30, 2024. In the three months ended June 30, 2025, we divested our mobile messaging products in order to focus on our higher margin and higher growth potential product lines. No divestitures were closed in the three months ended June 30, 2024.
Other income (expense), net recognized during the three months ended June 30, 2025 and 2024 were related primarily to foreign currency exchange fluctuations.
For the Six Months Ended June 30, 2025
Interest expense, net of interest income was $6.6 million in the six months ended June 30, 2025, compared to $10.0 million in the six months ended June 30, 2024, a decrease of $3.4 million, or 34%. The decrease in interest expense is primarily attributable to the prepayments of debt which lowered cash interest expense by 9.5 million, inclusive of the cash effects of the interest rate swaps. The decrease in interest expense, net related to the $2.2 million amortization of realized and unrealized gains on interest rates swaps from accumulated other comprehensive income to interest expense was offset by a change in fair value of the interest rate swaps of $3.4 million in the six months ended June 30, 2025 which increased non-cash interest expense, net. These net decreases in interest expense, net were offset by $4.9 million less interest income in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to lower cash and cash equivalents.
Loss on divestitures of businesses was $23.9 million for the six months ended June 30, 2025 as compared to nil in the six months ended June 30, 2024. During the six months ended June 30, 2025, we divested multiple products in order to focus on our higher margin and higher growth potential product lines. No such divestitures occurred in the six months ended June 30, 2024.
Other expense, net was $1.8 million in the six months ended June 30, 2025, compared to other income, net of $0.1 million in the six months ended June 30, 2024. Other income (expense), net recognized in the six months ended June 30, 2025 and June 30, 2024 related primarily to foreign currency exchange fluctuations.

Benefit from Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Benefit from (provision for) income taxes	$171	$(1,210)	(114)%	$1,516	$(663)	(329)%
Percentage of total revenue	1%	(1)%		2%	—%
For the Three Months Ended June 30, 2025
The benefit from income taxes was $0.2 million in the three months ended June 30, 2025, compared to a provision for income taxes of $1.2 million in the three months ended June 30, 2024, resulting in an increase in benefit from income taxes of $1.4 million. The benefit from income taxes for the three months ended June 30, 2025 relates primarily to the deferred tax benefit from the business divestitures in the second quarter of 2025. This tax benefit is partially offset by the income tax from non-U.S. and U.S. operations.
For the Six Months Ended June 30, 2025
The benefit from income taxes was $1.5 million in the six months ended June 30, 2025, compared to a provision for income taxes of $0.7 million in the six months ended June 30, 2024, an decrease in expense of $2.2 million. This increase was primarily due to the deferred tax benefit from the business divestitures in the six months ended June 30, 2025.

Liquidity and Capital Resources
We have financed our operations primarily through cash generated from operating activities, the raising of capital including sales of our Common Stock or our convertible preferred stock, and borrowings under credit facilities.
As of June 30, 2025, we had $41.6 million of cash, cash equivalents and restricted cash and $258.1 million of borrowings outstanding under our Term Loans. As of December 31, 2024, we had $57.1 million of cash, cash equivalents and restricted cash and $293.7 million of borrowings outstanding under our Term Loans. The $15.4 million decrease in cash, cash equivalents and restricted cash from December 31, 2024 to June 30, 2025 was primarily due to $35.6 million in debt repayments made in the six months ended June 30, 2025. Other uses of cash included $1.1 million in purchases of leasehold improvements and equipment and $0.7 million taxes paid related to net settlement of shares which were offset by $9.1 million cash proceeds from divestitures of businesses, $11.6 million in cash inflows from operations and $1.2 million positive effect of exchange rates during the six months ended June 30, 2025.
Our cash and cash equivalents held by our foreign subsidiaries was $21.9 million as of June 30, 2025 and $32.4 million as of December 31, 2024. Our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
We believe our cash and cash equivalents, together with our positive cash flows from operations and the liquidity provided by our $30 million revolving credit facility will be sufficient to meet our anticipated cash needs.
Credit Facility
As described in Note 6. Debt, at June 30, 2025 we had $258.1 million of borrowings outstanding under our Term Loans which were set to mature on August 6, 2026.
As described in Note 14. Subsequent Events, on July 25, 2025, we entered into a Credit Agreement to refinance our outstanding Term Loans with (i) a new $240.0 million, six-year term loan and (ii) a $30.0 million revolving credit facility maturing in July 2031. We used the proceeds of the term loan, together with cash on hand, including proceeds from the sale of our interest rate swaps, to redeem all of the $258.1 million outstanding on our existing Term Loans. The proceeds of loans under the revolving credit facility will be used for working capital and other general corporate purposes.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024

	(dollars in thousands)
Consolidated Statements of Cash Flows data:
Net cash provided by operating activities	$11,594	$10,591
Net cash provided by (used in) investing activities	8,005	(457)
Net cash used in financing activities	(36,262)	(14,298)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	1,248	(20)
Change in cash, cash equivalents and restricted cash	(15,415)	(4,184)
Cash, cash equivalents and restricted cash, beginning of period	57,052	236,559
Cash, cash equivalents and restricted cash, end of period	$41,637	$232,375
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
Cash provided by operating activities was $11.6 million for the six months ended June 30, 2025 compared to cash provided by operating activities of $10.6 million for the six months ended June 30, 2024, an increase of approximately $1.0 million. This increase was primarily due to a non-recurring $1.2 million cash gain on the sale of a portion of our interest rate swaps in the six months ended June 30, 2025. This cash gain was slightly offset by changes in our working capital for the six months ended June 30, 2025 due to collections on accounts receivable, increases in prepaid expenses, increases in other assets, payments of current liabilities and changes in deferred revenue.
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
Cash provided by investing activities was $8.0 million for the six months ended June 30, 2025 compared to cash used by investing activities of $0.5 million for the six months ended June 30, 2024, an increase of $8.5 million. During the six months ended June 30, 2025, the Company divested of certain products and received cash proceeds of $9.1 million. Cash used in investing activities consisted of purchases of leasehold improvements and equipment of $1.1 million for the six months ended June 30, 2025 compared to $0.5 million of purchases of property and equipment for the six months ended June 30, 2024.
Cash Flows from Financing Activities
Historically, our primary financing activities have consisted of capital raised to fund our acquisitions, proceeds from debt obligations incurred to finance our acquisitions, repayments and servicing of our debt obligations, share repurchases and share based employee payroll tax payment activity.
Cash used in financing activities was $36.3 million for the six months ended June 30, 2025 compared to $14.3 million for the six months ended June 30, 2024, an increase of $22.0 million of cash used due to $32.9 million in additional payments on our Term Loans in the six months ended June 30, 2025 over payments made in the six months ended June 30, 2024, netted with $11.0 million used for Common Stock repurchases in the six months ended June 30, 2024 compared to none for the six months ended June 30, 2025.

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
The following critical accounting policies reflect significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•income taxes; and
•goodwill and other intangibles.
We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of July 31, 2025, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and six months ended June 30, 2025, as presented herein and in “Item 1. Financial Statements” to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). Please refer to our Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
We have floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to our debt with an annualized fixed rate of 5.4% through August 6, 2026. The total notional value of the interest rate swap agreements was $216.3 million at June 30, 2025.
As of June 30, 2025, we had an outstanding balance of $258.1 million under our Term Loans that mature August 6, 2026. Based on our outstanding balance of variable rate debt at June 30, 2025, a hypothetical change of 100 basis points could have resulted in a $0.2 million increase to total interest expense for the six months ended June 30, 2025.
As described in Note 14. Subsequent Events, on July 25, 2025, we entered into a Credit Agreement to refinance our outstanding Term Loans with (i) a new $240.0 million, six-year term loan and (ii) a $30 million revolving credit facility maturing in July 2031. The new term loan and revolving credit facility bear interest at the secured overnight financing rate, which shall not be less than 1.50%, plus a margin of 6.00% per annum (with step downs and a potential step up at specified leverage levels).
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition to the United States dollar, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, Canadian dollars, Indian Rupees, British pounds, Euros, and Israeli New Shekels and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business could have resulted in a change in revenue of $1.1 million for the six months ended June 30, 2025. We have not previously engaged in any currency hedging strategies. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
The non-financial assets and liabilities of our foreign subsidiaries are translated into United States dollars using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' deficit in accumulated other comprehensive income (loss). In addition, we have intercompany loans that are used to fund the acquisition of foreign subsidiaries. Due to the long-term nature of these loans, the foreign currency gains (losses) resulting from remeasurement are recognized as a component of accumulated other comprehensive income (loss).

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
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, none of our officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

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

101*
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended June 30, 2025, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Upland Software, Inc., (ii) condensed consolidated statements of operations of Upland Software, Inc., (iii) condensed consolidated statements of comprehensive income (loss) of Upland Software, Inc., (iv) condensed consolidated statement of stockholders’ deficit of Upland Software, Inc., (v) condensed consolidated statements of cash flows of Upland Software, Inc. and (vi) notes to unaudited condensed consolidated financial statements of Upland Software, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: July 31, 2025	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer