Form 10-Q
period 2025-09-30
Upland Software, Inc.
filed 2025-11-06
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
As of November 4, 2025, 28,891,348 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
Item 1. Financial Statements

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$22,755	$56,426
Restricted cash	626	626
Accounts receivable (net of allowance of $133 and $446 at September 30, 2025, and December 31, 2024, respectively)	18,937	38,647
Deferred commissions, current	5,713	8,361
Unbilled receivables	4,807	3,441
Income tax receivable, current	3,653	762
Prepaid expenses and other current assets	8,609	10,129
Total current assets	65,100	118,392
Tax credits receivable	659	951
Property and equipment, net	1,938	1,518
Operating lease right-of-use asset	1,893	1,364
Intangible assets, net	68,605	123,903
Goodwill	258,987	260,976
Deferred commissions, noncurrent	7,951	12,147
Interest rate derivatives	48	9,742
Other assets	3,925	529
Total assets	$409,106	$529,522
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,769	$9,388
Accrued compensation	5,669	6,226
Accrued expenses and other current liabilities	4,005	6,876
Deferred revenue	66,881	93,706
Operating lease liabilities, current	829	1,000
Current maturities of notes payable (includes unamortized discount of $1,203 and $2,176 at September 30, 2025, and December 31, 2024, respectively)	4,797	3,224
Total current liabilities	83,950	120,420
Notes payable, less current maturities (includes unamortized discount of $4,952 and $1,280 at September 30, 2025, and December 31, 2024, respectively)	229,048	286,970
Deferred revenue, noncurrent	4,737	4,670
Operating lease liabilities, noncurrent	2,101	762
Noncurrent deferred tax liability, net	8,471	11,347
Other long-term liabilities	457	428
Total liabilities	328,764	424,597
Mezzanine equity:
Series A Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 115,000 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	127,592	123,230
Stockholders’ deficit:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 28,891,348 and 28,168,267 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	3	3
Additional paid-in capital	607,856	605,286
Accumulated other comprehensive loss	(13,506)	(21,990)
Accumulated deficit	(641,603)	(601,604)
Total stockholders’ deficit	(47,250)	(18,305)
Total liabilities, convertible preferred stock and stockholders’ deficit	$409,106	$529,522
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Subscription and support	$47,725	$63,771	$158,374	$196,353
Perpetual license	1,160	1,106	3,967	4,306
Total product revenue	48,885	64,877	162,341	200,659
Professional services	1,641	1,815	5,223	6,108
Total revenue	50,526	66,692	167,564	206,767
Cost of revenue:
Subscription and support	10,774	18,449	40,136	57,525
Professional services and other	903	1,256	3,024	3,703
Total cost of revenue	11,677	19,705	43,160	61,228
Gross profit	38,849	46,987	124,404	145,539
Operating expenses:
Sales and marketing	9,707	16,325	34,234	50,134
Research and development	7,872	11,432	29,195	36,072
General and administrative	8,787	11,051	30,627	38,163
Depreciation and amortization	6,357	11,490	21,216	34,266
Divestiture-related expenses	778	—	9,402	—
Impairment of goodwill and other intangibles	—	—	2,469	87,227
Total operating expenses	33,501	50,298	127,143	245,862
Income (loss) from operations	5,348	(3,311)	(2,739)	(100,323)
Other income (expense):
Interest income (expense), net	(4,204)	2,337	(10,783)	(7,677)
Loss on divestitures of businesses	(473)	—	(24,364)	—
Loss on debt extinguishment	(2,301)	—	(2,301)	—
Other income (expense), net	249	(229)	(1,587)	(109)
Total other income (expense)	(6,729)	2,108	(39,035)	(7,786)
Loss before benefit from (provision for) income taxes	(1,381)	(1,203)	(41,774)	(108,109)
Benefit from (provision for) income taxes	259	(530)	1,775	(1,193)
Net loss	$(1,122)	$(1,733)	$(39,999)	$(109,302)
Preferred stock dividends	(1,470)	(1,406)	(4,362)	(4,171)
Net loss attributable to common stockholders	$(2,592)	$(3,139)	$(44,361)	$(113,473)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.09)	$(0.12)	$(1.56)	$(4.07)
Weighted-average common shares outstanding, basic and diluted	28,784,856	27,292,410	28,510,276	27,850,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(1,122)	$(1,733)	$(39,999)	$(109,302)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(969)	4,615	6,146	1,796
Realized foreign currency gain	—	—	4,423	—
Unrealized translation gain (loss) on foreign currency denominated intercompany loans, net of taxes	(1,491)	4,138	4,739	2,468
Interest rate swaps, net of reclassifications into earnings	(1,672)	(14,428)	(6,824)	(16,707)
Other comprehensive income (loss):	$(4,132)	$(5,675)	$8,484	$(12,443)
Comprehensive loss	$(5,254)	$(7,408)	$(31,515)	$(121,745)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	115,000	$126,122	28,708,922	$3	$607,463	$(9,374)	$(640,481)	$(42,389)
Dividends accrued - Convertible Preferred Stock	—	1,470	—	—	(1,470)	—	—	(1,470)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	238,023	—	(323)	—	—	(323)
Stock repurchases and retirements	—	—	(55,597)		(137)	—	—	(137)
Stock-based compensation	—	—	—	—	2,323	—	—	2,323
Unrealized foreign currency translation adjustment	—	—	—	—	—	(969)	—	(969)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	(1,491)	—	(1,491)
Interest rate swaps	—	—	—	—	—	(1,672)	—	(1,672)
Net loss			—	—	—	—	(1,122)	(1,122)
Balance at September 30, 2025	115,000	$127,592	28,891,348	$3	$607,856	$(13,506)	$(641,603)	$(47,250)

	Three Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	115,000	$120,403	27,265,746	$3	$603,526	$(600)	$(596,441)	$6,488
Dividends accrued - Convertible Preferred Stock	—	1,406	—	—	(1,406)	—	—	(1,406)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	175,222	—	(190)	—	—	(190)
Stock-based compensation	—	—	—	—	3,423	—	—	3,423
Foreign currency translation adjustment	—	—	—	—	—	4,615	—	4,615
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	4,138	—	4,138
Interest rate swaps	—	—	—	—	—	(14,428)	—	(14,428)
Net loss	—	—	—	—	—	—	(1,733)	(1,733)
Balance at September 30, 2024	115,000	$121,809	27,440,968	$3	$605,353	$(6,275)	$(598,174)	$907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Deficit - continued
(unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	115,000	$123,230	28,168,267	$3	$605,286	$(21,990)	$(601,604)	$(18,305)
Dividends accrued - Convertible Preferred Stock	—	4,362	—	—	$(4,362)	—	—	(4,362)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	778,678	—	(1,003)	—	—	(1,003)
Stock repurchases and retirements	—	—	(55,597)	—	(137)	—	—	(137)
Stock-based compensation	—	—	—	—	8,072	—	—	8,072
Unrealized foreign currency translation adjustment	—	—	—	—	—	6,146	—	6,146
Realized foreign currency translation from divestitures of businesses	—	—	—	—	—	4,423	—	4,423
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	4,739	—	4,739
Interest rate swaps	—	—	—	—	—	(6,824)	—	(6,824)
Net loss	—	—	—	—	—	—	(39,999)	(39,999)
Balance at September 30, 2025	115,000	$127,592	28,891,348	$3	$607,856	$(13,506)	$(641,603)	$(47,250)

	Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	115,000	$117,638	29,908,407	$3	$608,995	$6,168	$(488,872)	$126,294
Dividends accrued - Convertible Preferred Stock	—	4,171	—	—	(4,171)	—	—	(4,171)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	741,266	—	(753)	—	—	(753)
Stock repurchases and retirements	—	—	(3,208,705)	—	(10,796)	—	—	(10,796)
Stock-based compensation	—	—	—	—	12,078	—	—	12,078
Foreign currency translation adjustment	—	—	—	—	—	1,796	—	1,796
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries, net of taxes	—	—	—	—	—	2,468	—	2,468
Interest rate swaps	—	—	—	—	—	(16,707)	—	(16,707)
Net loss	—	—	—	—	—	—	(109,302)	(109,302)
Balance at September 30, 2024	115,000	$121,809	27,440,968	$3	$605,353	$(6,275)	$(598,174)	$907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(39,999)	$(109,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,367	41,406
Deferred income taxes	(3,457)	(1,265)
Amortization of deferred costs	6,403	9,152
Foreign currency re-measurement (gain) loss	669	(759)
Non-cash interest, net and other income, net	(2,133)	(9,268)
Non-cash stock-based compensation expense	8,072	12,078
Non-cash loss on impairment of goodwill and other intangibles	2,469	87,227
Non-cash loss on divestitures of businesses	24,364	—
Non-cash loss on retirement of fixed assets	60	18
Non-cash loss on debt extinguishment	2,301	—
Changes in operating assets and liabilities:
Accounts receivable	11,989	7,093
Prepaid expenses and other current assets	(3,128)	(2,705)
Other assets	546	(7,159)
Accounts payable	(6,086)	641
Accrued expenses and other liabilities	433	(1,396)
Deferred revenue	(9,388)	(10,863)
Net cash provided by operating activities	18,482	14,898
Investing activities
Purchase of property and equipment	(1,265)	(562)
Collections on note receivable	167	—
Proceeds from the divestitures of businesses, net of cash transferred	9,063	—
Net cash provided by (used in) investing activities	7,965	(562)
Financing activities
Proceeds from notes payable, net of debt discount	234,600	—
Payments on notes payable	(293,650)	(181,050)
Payments of debt issuance costs	(1,399)	(77)
Stock repurchases and retirement	(137)	(10,958)
Taxes paid related to net share settlement of equity awards	(1,003)	(753)
Net cash used in financing activities	(61,589)	(192,838)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	1,471	1,682
Change in cash, cash equivalents and restricted cash	(33,671)	(176,820)
Cash, cash equivalents and restricted cash, beginning of period	57,052	236,559
Cash, cash equivalents and restricted cash, end of period	$23,381	$59,739
Supplemental disclosures of cash flow information:
Cash paid for interest, net	$14,201	$24,409
Cash paid for taxes, net of refunds	$6,122	$1,802
Non-cash investing and financing activities:
Note receivable from divestiture of businesses, net of discount	$4,881	$—
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
These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of Upland Software, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. No material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the Company’s Annual Report.
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include those related to revenue recognition, deferred commissions, allowance for credit losses, stock-based compensation, impairment of goodwill, intangibles and long-lived assets, the useful lives of intangible assets and property and equipment, the fair value of the Company’s interest rate derivatives and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from those estimates.
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 6, 2025, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Restricted Cash
The Company is required to maintain a letter of credit as collateral during the term of an operating lease for office space. As of September 30, 2025 and December 31, 2024, we had $0.6 million of restricted cash deposited in a restricted account as collateral for the letter of credit. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	9/30/2025	12/31/2024
Cash and cash equivalents	$22,755	$56,426
Restricted cash	626	626
Total cash, cash equivalents and restricted cash	$23,381	$57,052

Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents, accounts receivable, and other assets. The Company’s cash and cash equivalents are placed with high quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers and generally does not require collateral. To manage accounts receivable credit risk, the Company performs periodic credit evaluations of its customers and maintains current expected credit losses which considers such factors as historical loss information, geographic location of customers, current market conditions, and reasonable and supportable forecasts.
No individual customer represented more than 10% of total revenues for the three and nine months ended September 30, 2025 or September 30, 2024. One individual customer represented 10.9% of accounts receivable as of September 30, 2025. No individual customer represented more than 10% of accounts receivable as of December 31, 2024.
Recent Accounting Pronouncements
Recently issued accounting pronouncements - Not Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. ASU 2025-07 expands the scope exception for certain contracts not traded on an exchange to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. This improvement is expected to result in more contracts and embedded features being excluded from the scope of Topic 815. This ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.
In September 2025, FASB”) issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software Targeted Improvements to the Accounting for Internal-Use Software related to accounting for internal-use software costs. ASU 2025-06 improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets related to credit losses for accounts receivable and contract assets. ASU 2025-05 provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This ASU is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance and does not anticipate a material impact on its consolidated financial statements.
In November 2024, the FASB, issued ASU 2024-04, Debt-Debt with Conversions and Other Options. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.
In November 2024, the FASB, issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. ASU 2024-03 (as clarified by ASU 2025-01) is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. This ASU is effective for public companies with annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new standard on its income tax disclosures and will adopt the standard for the fiscal year ending December 31, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements but anticipates expanded disclosures in its annual reporting.

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
The Company’s financial instruments consist principally of cash and cash equivalents, money market funds, accounts receivable, accounts payable, interest rate derivatives, and debt. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value, primarily due to short maturities.
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2025
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$7,941	$—	$—	$7,941
Interest rate derivatives	—	48	—	48
Total	$7,941	$48	$—	$7,989

	Fair Value Measurements at December 31, 2024

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$40,428	$—	$—	$40,428
Interest rate derivatives	—	9,742	—	9,742
Total	$40,428	$9,742	$—	$50,170
Money market funds included in cash and cash equivalents are highly-liquid investments and are measured at fair value using quoted market prices and active markets, therefore are categorized as Level 1.
The fair value of the Company's interest rate derivatives are measured at the end of each interim reporting period based on the then assessed fair value. As the fair value measure is based on the market approach, they are categorized as Level 2.
The Company believes the carrying value of its long-term debt at September 30, 2025 approximates its fair value based on its variable interest rate feature and interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at September 30, 2025 and December 31, 2024 was $240.0 million and $293.7 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.
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

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the nine months ended September 30, 2025 are summarized in the table below (in thousands):

Balance at December 31, 2024	$260,976
Divestitures of businesses	(8,633)
Foreign currency translation adjustment	6,644
Balance at September 30, 2025	$258,987
The Company reviews its goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable.
Intangible assets, net include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its historical business acquisitions. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2025:		(unaudited)
Customer relationships	2-10	$225,490	$164,632	$60,858
Trade name	1.5-10	6,325	5,978	347
Developed technology	4-9	59,265	51,974	7,291
Favorable Leases	6.3	266	157	109
Total intangible assets		$291,346	$222,741	$68,605

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2024:
Customer relationships	1-10	$348,524	$239,563	$108,961
Trade name	1.5-10	9,329	7,949	1,380
Developed technology	4-9	85,558	72,132	13,426
Favorable Leases	6.3	258	122	136
Total intangible assets		$443,669	$319,766	$123,903
During the nine months ended September 30, 2025, the Company divested certain product lines and their related intangible assets which resulted in a reduction of $31.9 million in the net carrying value of intangible assets. See Note 12. Divestitures.
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. During the nine months ended September 30, 2025, the Company identified a triggering event related to certain intangible assets associated with Sunset Assets and performed a valuation of certain long-lived assets in accordance with ASC 360 Impairment and Disposal of Long-Lived Assets. The Company used a discounted cash flow analysis to estimate the fair value of the long-lived asset group. As a result of the valuation, during the nine months ended September 30, 2025, the Company recorded a $2.5 million of impairment charge related to intangible assets associated with certain Sunset Assets. No impairments of intangibles were recorded during the three months ended September 30, 2025 or the three and nine months ended September 30, 2024.
Total amortization expense was $7.3 million and $24.6 million during the three and nine months ended September 30, 2025, respectively, and $13.5 million and $40.5 million for the three and nine months ended September 30, 2024, respectively.

5. Income Taxes
The Company’s income tax provision for the three and nine months ended September 30, 2025 and September 30, 2024 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The income tax benefit of $0.3 million and $1.8 million for the three and nine months ended September 30, 2025, respectively, is largely comprised of the tax benefit due to divestitures of businesses during these periods. The income tax benefit for the three months ended September 30, 2025 also includes tax benefits generated from the impact of U.S. tax legislation, the One Big Beautiful Bill Act, enacted in July 2025. These tax benefits are offset by income taxes associated with U.S. and non-U.S. operations.

The income tax provision of $0.5 million and $1.2 million for the three and nine months ended September 30, 2024, respectively, is largely comprised of foreign income taxes associated with the Company’s combined non-U.S. operations which is partially offset by the non-cash deferred tax impacts of the goodwill impairment booked during the first quarter of 2024.
The Company historically incurred operating losses in the United States prior to 2021 and, given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets, exclusive of tax deductible goodwill, at September 30, 2025 and December 31, 2024, respectively.
The Company has reflected uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets for which the balance is immaterial at September 30, 2025. The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction, several U.S. state jurisdictions and several foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2021 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2020, other than where cross-border transactions extend the statute of limitations. U.S. operating losses generated in years prior to 2021 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

6. Debt
Long-term debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Senior secured loans (includes unamortized discount and debt costs of $6,155 and $3,456 based on an imputed interest rate of 11.1% and 6.6%, at September 30, 2025 and December 31, 2024, respectively)	$233,845	$290,194
Less current maturities	(4,797)	(3,224)
Total long-term debt	$229,048	$286,970
On July 25, 2025 (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) which provided for (i) a senior secured term loan facility in the aggregate principal amount of $240.0 million (the “Term Loan”) and (ii) a senior secured revolving credit facility in the aggregate principal amount of $30.0 million (the “Revolving Facility” and together with the Term Loan, the “Credit Facilities”).
On the Closing Date the proceeds of the Term Loan, together with cash on hand, were used to redeem all of the $258.1 million outstanding aggregate principal amount of the Company’s previous senior secured credit facility. The Term Loan matures on July 25, 2031 and bears an interest rate of the secured overnight financing rate, which shall not be less than 1.5%, plus a margin of 6.0% per annum (with step downs and a potential step up at specified leverage levels). At September 30, 2025, the floating interest rate was 10.3%.
Payments on the Term Loan are due quarterly in amounts equal to (a) 2.50% per annum of the original principal amount of the Term Loan commencing beginning December 31, 2025 through September 30, 2026, (b) 1.75% per annum of the original principal amount of the Term Loan commencing December 31, 2026 through September 30, 2027, and (c) 1.00% per annum of the original principal amount of the Term Loan commencing December 31, 2027 and continuing each fiscal quarter thereafter, with the balance payable on the maturity date.
The Revolving Facility matures on July 25, 2031 and bears the same interest rate as the Term Loan. The proceeds of loans under the Revolving Facility can be used by the Company for working capital and other general corporate purposes. No amounts were outstanding under the Revolving Facility as of September 30, 2025.
The Credit Facilities contains customary representations, warranties, covenants, including financial covenant, and events of default. The Credit Facilities are secured by substantially all of the Company’s assets, subject to certain exclusions. The Term Loan also includes (i) a covenant tested quarterly which limits the consolidated secured leverage ratio to 6.0 to 1.0 or under and (ii) certain other changes to the terms of the Credit Agreement, including with respect to certain negative covenants. The Revolving Facility is subject to the same covenants and terms as the Term Loan. As of September 30, 2025, the Company was in compliance with all covenants under the Credit Facilities.
The Company’s previous senior secured credit agreement provided for (i) 7 year, senior secured term loans which were repaid July 25, 2025 with the proceeds of the Term Loan and (ii) a $60 million, 5 year, revolving credit facility which matured August 6, 2024 with no amounts drawn.
In conjunction with the repayment of the previous credit agreement, the Company incurred a loss on early extinguishment of debt of $2.3 million related to the write-off of unamortized debt discount and deferred financing fees, which was recorded as a loss on debt extinguishment in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. The Company incurred $6.9 million of lender fees (debt discount) and third party financing costs associated with the Credit Agreement entered into in July 2025. The lender fees and third party costs associated with the Term Loan are recorded as a direct deduction from the long-term debt and the lender fees and third party costs associated with the Revolving Facility are recorded in Other assets in the condensed consolidated balance sheets. All lender fees and third party costs are amortized into interest expense, net over the contractual term of the Credit Agreement.
Interest rate derivatives
In 2019 the Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to their debt, effectively converting a portion of the balance of the Company's debt from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4% through the maturity of the previous senior secured term loans, August 6, 2026. At the time the Company entered into the interest rate swap agreements, the Company designated all of the swaps as cash flow hedges. In August 2024, the Company de-designated all of the interest rate swaps and the realized and unrealized gains previously recognized as a component of accumulated other comprehensive loss are being amortized to interest expense, net as interest is accrued or prepayments are made on the Company’s debt. Subsequent to the de-designation, changes in the fair value of the interest rate swaps were recorded to interest expense, net. On July 18, 2025, the Company sold all of its remaining floating-to-fixed interest rate swap agreements.
Effective September 30, 2025, the Company entered into an interest rate cap agreement to limit exposure to interest rate risk, effectively capping the secured overnight financing rate at 4.5% related to $120.0 million of their outstanding debt. The interest rate cap is reported at fair value and is included in other assets on the condensed consolidated balance sheets, and the change in the fair value of the interest rate cap is reported in interest expense, net on the condensed consolidated statements of operations.
Amounts previously reported in accumulated other comprehensive loss related to the Company's interest rate swaps are reclassified to interest expense, net as interest is accrued on the Company’s variable-rate debt or prepayments are made. The impact of the Company’s interest rate swaps on its condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2025 and September 30, 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized loss recognized in other comprehensive loss on interest rate swaps	$—	$(3,580)	$—	$(2,917)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	(1,672)	(10,848)	(6,824)	(13,790)
Total other comprehensive loss on interest rate swaps, net of reclassifications into earnings	$(1,672)	$(14,428)	$(6,824)	$(16,707)
The impact of the Company’s interest rate derivatives on its condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and September 30, 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized gain (loss) in fair value of interest rate derivatives	$242	$(2,777)	(3,204)	$(2,777)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	1,672	10,848	6,824	13,790
Cash payments	—	2,500	3,163	7,384
Total income (expense) from interest rate derivatives in Interest expense, net	$1,914	$10,571	$6,783	$18,397
Cash interest costs averaged 7.1% and 6.9% for the nine months ended September 30, 2025 and 2024, respectively.

7. Net Loss Per Share
The Company computes net loss per share of common stock, par value $0.0001 per share (“Common Stock”) and Series A Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) using the two-class method. The two-class method requires income available to common stockholders for the period to be allocated between Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers its Series A Preferred Stock to be a participating security, as its holders are entitled to fully participate in any dividends or other distributions declared or paid on its Common Stock on an as-converted basis.

The following table sets forth the computations of net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net Loss	$(1,122)	$(1,733)	$(39,999)	$(109,302)
Preferred stock dividends and accretion	(1,470)	(1,406)	(4,362)	(4,171)
Net loss attributable to common stockholders	$(2,592)	$(3,139)	$(44,361)	$(113,473)
Denominator:
Weighted–average common shares outstanding, basic and diluted	28,784,856	27,292,410	28,510,276	27,850,947
Net loss per common share, basic and diluted	$(0.09)	$(0.12)	$(1.56)	$(4.07)
Due to the net losses for the three and nine months ended September 30, 2025 and September 30, 2024, respectively, basic and diluted net loss per share were the same. The Company uses the application of the if-converted method for calculating diluted earnings per share on its Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on its stock options, restricted stock units and performance-based restricted stock units.
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

	September 30,
	2025	2024
Stock options	87,561	103,561
Restricted stock units	1,977,512	2,416,050
Performance restricted stock units	350,000	350,000
Series A Preferred Stock on an if-converted basis(1)	7,551,274	7,220,813
Total anti–dilutive common share equivalents	9,966,347	10,090,424
(1) As of September 30, 2025, the Series A Preferred Stock plus accumulated dividends totaled $132.1 million. The Series A Preferred Stock has a conversion price of $17.50 per share, as detailed in “Note 9. Mezzanine Equity”.

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
Letter of Credit
In conjunction with an operating lease agreement, the Company provided a $0.6 million letter of credit in conformance with the contractual provisions of the lease. The letter of credit expires July 2029. The amount underlying such letter of credit is reflected as restricted cash in the Company's consolidated balance sheets as of September 30, 2025.

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
Dividend Provisions
The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an Initial Liquidation Preference of $1,000 per share, representing an aggregate Liquidation Preference (as defined below) of $1,000 upon issuance. Holders of the Series A Preferred Stock are entitled to the dividend at the rate of 4.5% per annum, within the first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The dividend can be paid, in the Company’s sole discretion, in cash or dividend in kind by adding to the Liquidation Preference of each share of Series A Preferred Stock outstanding. On June 7, 2023, the stockholders of the Company authorized, for purposes of complying with Nasdaq Listing Rules 5635(b) and (d), the issuance of shares of Common Stock underlying shares of Series A Preferred Stock in an amount equal to or in excess of 20% of the Common Stock outstanding immediately prior to the issuance of such Series A Preferred Stock (including upon the operation of anti-dilution provisions contained in the Certificate of Designation designating the terms of such Series A Preferred Stock). The Series A Preferred Stock is also entitled to fully participate in any dividends paid to the holders of Common Stock in cash, in stock or otherwise, on an as-converted basis. The Series A Preferred Stock had accrued unpaid dividends of $17.1 million as of September 30, 2025, representing 979,845 Common Stock shares upon conversion at $17.50 per share.
Liquidation Rights
In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into Common Stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of September 30, 2025, the Liquidation Preference of the Series A Preferred Stock plus accrued and unpaid dividends was $132.1 million.
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

10. Stockholders' Deficit
Common Stock
The common stock has a par value of $0.0001 per share. Each share of common stock is entitled to one vote at all meetings of stockholders. The number of authorized shares of common stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of shares of capital stock of the Company representing a majority of the votes represented by all outstanding shares of capital stock of the Company entitled to vote. The holders of common stock are also entitled to receive dividends, when, if and as declared by the board of directors, whenever funds are legally available therefore, subject to the priority rights of any outstanding preferred stock.
Share Repurchase Programs
In September 2023, the Board of Directors authorized a stock repurchase program (the “2023 Share Repurchase Plan”) in the aggregate amount of up to $25 million (inclusive of any taxes payable as a result of such repurchase) that allowed the Company to repurchase shares of its issued and outstanding Common Stock. The 2023 Share Repurchase Plan expired in May 2024 when the Company had repurchased all shares authorized for repurchase.
On August 15, 2025, the Board of Directors authorized a stock repurchase program (the “2025 Share Repurchase Plan”) in the aggregate amount of up to $10 million (inclusive of any taxes payable as a result of such repurchase) that would allow the Company to repurchase shares of its issued and outstanding common stock, par value $0.0001 per share (“Common Stock”) from time to time in the open market or otherwise (including in negotiated transactions, open market transactions, through accelerated share repurchase, through indirect purchases of Common Stock such as by using derivatives or in other transactions) in each case in accordance with applicable securities laws so long as the aggregate purchase price paid for such transactions does not exceed $10 million (inclusive of any taxes payable as a result of such repurchase) for all such purchases. The authorization does not have a specified expiration date. Accordingly, unless terminated earlier by resolution of the Board, the 2025 Share Repurchase Plan will expire when the Company has repurchased all shares authorized for repurchase thereunder. The Company is not obligated to acquire any particular amount of Common Stock and may modify or suspend the repurchases at any time in the Company’s discretion.
In the three and nine months ended September 30, 2025, the Company purchased 55,597 shares as part of the 2025 Stock Repurchase Plan at an average price of $2.44 per share, excluding commission costs and the impact of excise taxes. As of September 30, 2025, $9.9 million was still available for share repurchases under the 2025 Share Repurchase Plan.
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
Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of two elements, net loss and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ deficit section of the condensed consolidated balance sheets and are excluded from net loss. Other comprehensive income consists primarily of foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar, unrealized translation losses on intercompany loans with foreign subsidiaries, and realized and unrealized gains on interest rate swaps.
The following table shows the components of accumulated other comprehensive loss, net of income taxes, (“AOCI”) in the stockholders’ deficit section of the condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2025	December 31, 2024
Unrealized foreign currency translation adjustment, net of realized amounts reclassified into loss from divestitures of businesses	$(15,603)	$(26,172)
Unrealized translation gains (losses) on intercompany loans with foreign subsidiaries, net of taxes	(1,738)	(6,477)
Unrealized gains on interest rate swaps, net of amounts reclassified into interest expense, net	3,835	9,033
Realized gain on interest rate swap sale, net of amounts reclassified into interest expense, net	—	1,626
Total accumulated other comprehensive loss	$(13,506)	$(21,990)
During the nine months ended September 30, 2025, the Company divested certain product lines and reclassified $4.4 million of the cumulative foreign currency translation adjustment as a component of the loss on divestitures. See Note 12. Divestitures.
The Company has intercompany loans that were used to fund the acquisitions of foreign subsidiaries. Due to the long-term nature of the loans, the unrealized translation gains (losses) resulting from re-measurement are recognized as a component of AOCI. The unrealized translation losses on intercompany loans with foreign subsidiaries as of September 30, 2025 and December 31, 2024 are net of income tax of $1.6 million and $1.4 million, respectively. The tax detriment related to unrealized translation gains (losses) on intercompany loans for the three and nine months ended September 30, 2025 was $0.1 million and $(0.2) million, respectively and for the three and nine months ended September 30, 2024 was $0.1 million detriment and $0.3 million benefit, respectively. The income tax expense/benefit allocated to each component of other comprehensive income for all other periods and components is not material.

The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
The functional currency of foreign subsidiaries are the local currencies. Results of operations for foreign subsidiaries are translated into United States dollars (“USD”) using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' deficit in AOCI.
Stock-Based Compensation
The Company’s stock-based compensation generally includes awards of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). Key employees, officers and directors of the Company and its consultants or advisors are eligible to receive awards.
The following table summarizes PSU and RSU activity during the nine months ended September 30, 2025:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2024	2,277,132	$5.36
Granted	1,890,000	4.96
Vested	(1,179,493)	5.15
Forfeited	(660,127)	4.45
Unvested restricted units outstanding as of September 30, 2025	2,327,512	$5.39
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
The significant assumptions used in the Monte Carlo simulation model for the PSUs granted during the nine months ended September 30, 2025 was as follows:

Expected volatility	81.9%
Risk-free interest rate	4.2%
Remaining performance period (in years)	3.08
Dividend yield	—
The Company recognizes stock-based compensation expense from all awards in the following expense categories included in the condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$69	$199	$333	$584
Research and development	89	470	697	1,714
Sales and marketing	80	398	384	1,156
General and administrative	2,085	2,356	6,658	8,624
Total	$2,323	$3,423	$8,072	$12,078

11. Revenue Recognition
Revenue Recognition Policy
Revenue is recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services over the term of the agreement, generally when made available to the customers. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of sales credits and allowances. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities.
Revenue is recognized based on the following five step model in accordance with ASC 606, Revenue from Contracts with Customers:
•Identification of the contract with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the Company satisfies a performance obligation
Performance obligations under customer contracts consist of subscription and support, perpetual licenses, and professional services revenues within a single operating segment.
Subscription and Support Revenue
The Company's software solutions are available for use as hosted application arrangements under subscription fee agreements without licensing perpetual rights to the software. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company's solution is made available to the customer. As customers have access to use our solutions over the term of the contract agreement we believe this method of revenue recognition provides a faithful depiction of the transfer of services provided. Subscription contracts are generally 1 to 3 years in length. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or subscription and support revenue, depending on whether the revenue recognition criteria have been met. Additional fees for monthly usage above the levels included in the standard subscription fee are recognized as subscription and support revenue at the end of each month and are invoiced concurrently. Subscription and support revenue includes revenue related to the Company’s digital engagement application which provides short code connectivity for its two-way short message service programs and campaigns. As discussed further in the “Principal vs. Agent Considerations” section below, the Company recognizes revenue related to these messaging-related subscription contracts on a gross basis.
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
Unbilled Receivables
Unbilled receivables represent amounts for which the Company has recognized revenue, pursuant to its revenue recognition policy, for software licenses already delivered and professional services already performed, but invoiced in arrears and for which the Company believes it has an unconditional right to payment. As of September 30, 2025 and December 31, 2024, unbilled receivables were $4.8 million and $3.4 million, respectively.
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. We utilize the 'portfolio approach' practical expedient permitted under ASC 606-10-10-4, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded in current assets as deferred commissions, current, and the remainder is recorded in long-term assets as deferred commissions, net of current portion. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the nine months ended September 30, 2025.
Amortization of deferred commissions in excess of commissions capitalized for the three and nine months ended September 30, 2025 was $0.1 million and $1.2 million, respectively and for the three and nine months ended September 30, 2024 was $0.9 million and $1.9 million, respectively.

Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the nine months ended September 30, 2025, we recognized $75.3 million and $1.6 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of September 30, 2025, approximately $158.9 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 72% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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
Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the United States, United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Subscription and support:
United States	$35,331	$45,829	$116,101	$140,894
United Kingdom	4,244	8,185	17,033	25,657
Canada	2,919	3,241	8,940	9,786
Other International	5,231	6,516	16,300	20,016
Total subscription and support revenue	47,725	63,771	158,374	196,353
Perpetual license:
United States	480	501	1,452	2,072
United Kingdom	83	100	268	255
Canada	16	35	161	186
Other International	581	470	2,086	1,793
Total perpetual license revenue	1,160	1,106	3,967	4,306
Professional services:
United States	993	1,089	3,122	3,534
United Kingdom	182	211	645	725
Canada	147	139	492	473
Other International	319	376	964	1,376
Total professional service revenue	1,641	1,815	5,223	6,108
Total revenue	$50,526	$66,692	$167,564	$206,767

12. Divestitures
During the nine months ended September 30, 2025, the Company completed divestitures of certain product lines for combined total consideration of $15.5 million with up to $4.0 million in earn-outs over the next 2 years. Total consideration included a secured promissory note in the principal amount of $5.5 million to be repaid quarterly over 5 years bearing interest at 10% annually. The Company recognized the promissory note at its fair value of $4.9 million on the date of sale. The Company evaluated the collectability of the promissory note at inception and based on that evaluation the Company provided a $1.5 million reserve which was recorded as an additional loss on the divestiture of the product lines. At September 30, 2025, the book value of the note was $3.2 million. The Company will continue to monitor the collectability of the note and will record adjustments to the estimated net realizable value as deemed necessary until the note is settled. This note matures in 2030. At September 30, 2025, the current portion of the promissory note of $0.7 million is recorded in prepaid and other current assets on the Company’s condensed consolidated balance sheets and the long-term portion of the promissory note of $4.0 million is recorded in other assets on the Company’s condensed consolidated balance sheets.
The Company's interest in this note receivable is a variable interest and the underlying entity is a variable interest entity (“VIE”). The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and accordingly, the VIE is not consolidated.
For the three and nine months ended September 30, 2025, the combined net losses on divestitures were $0.5 million and $24.4 million, respectively. The Company incurred divestiture-related expenses of $0.8 million and $9.4 million, respectively, during the three and nine months ended September 30, 2025 which are recorded in divestiture-related expenses on the Company’s condensed consolidated statements of operations. In conjunction with the divestitures, the Company terminated a legacy vendor contract related to out-sourced research and development for a one-time fee and other cancellation costs of $5.5 million which is included in divestiture-related expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2025.
As part of the divestitures, the Company entered into transition services agreements (each a “TSA”) with each of the buyers to assist them in the transition of certain functions, including, but not limited to, information technology, finance and accounting, for an initial period of 60 - 120 days unless extended by mutual agreement.
The Company has $0.9 million in TSA receivables and escrow due from the buyers recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets at September 30, 2025.

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
•our 2025 Share Repurchase Plan (as defined in Note 10. Stockholders' Deficit), including expectations regarding the timing and manner of repurchases made under the 2025 Share Repurchase Plan;
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
U.S. tax legislation titled the One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025 which makes permanent with modifications many of the provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were scheduled to expire at the end of 2025. The legislation primarily impacted the deferred tax liability and income tax payable related to the provisions for the elimination of the capitalization of onshore research and development costs (Section 174), the business interest deduction limitation (Section 163j) and the reintroduction of 100% bonus depreciation for qualified property (Section 168). We are continuing to monitor additional provisions of the OBBBA that become effective through 2027 for potential future impact.
The financial impact of the OBBBA impacting the 2025 tax year is included in the Company's operating results for the three and nine months ended September 30, 2025.

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
For the three-month period ended September 30, 2025, our Core Organic Growth Rate was 2.6%.
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

	Three Months Ended September 30,
	2025	2024

	(dollars in thousands)
Reconciliation of total revenue to core organic revenue:
Total revenue	$50,526	$66,692
Less:
Perpetual license revenue	1,160	1,106
Professional services revenue	1,641	1,815
Subscription and support revenue from Sunset Assets	2,139	2,643
Subscription and support revenue from divestitures	231	15,379
Overage Charges	179	1,720
Core organic revenue	$45,176	$44,029
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(1,122)	$(1,733)	$(39,999)	$(109,302)
Add:
Depreciation and amortization expense	7,552	13,807	25,367	41,406
Interest expense (income), net	4,204	(2,337)	10,783	7,677
Loss on debt extinguishment	2,301	—	2,301	—
Other expense (income), net	(249)	229	1,587	109
Provision for (benefit from) income taxes	(259)	530	(1,775)	1,193
Stock-based compensation expense	2,323	3,423	8,072	12,078
Divestiture-related expenses	778	—	9,402	—
Non-recurring litigation costs	4	24	34	152
Purchase accounting deferred revenue discount	27	57	93	198
Loss on divestitures of businesses	473	—	24,364	—
Impairment of goodwill and other intangibles	—	—	2,469	87,227
Adjusted EBITDA	$16,032	$14,000	$42,698	$40,738
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$47,725	94%	$63,771	96%	$158,374	95%	$196,353	95%
Perpetual license	1,160	2%	1,106	2%	3,967	2%	4,306	2%
Total product revenue	48,885	96%	64,877	98%	162,341	97%	200,659	97%
Professional services	1,641	4%	1,815	2%	5,223	3%	6,108	3%
Total revenue	50,526	100%	66,692	100%	167,564	100%	206,767	100%
Cost of revenue:
Subscription and support (1)(3)	10,774	21%	18,449	28%	40,136	24%	57,525	28%
Professional services and other (1)	903	2%	1,256	2%	3,024	2%	3,703	2%
Total cost of revenue	11,677	23%	19,705	30%	43,160	26%	61,228	30%
Gross profit	38,849	77%	46,987	70%	124,404	74%	145,539	70%
Operating expenses:
Sales and marketing (1)	9,707	19%	16,325	24%	34,234	20%	50,134	24%
Research and development (1)	7,872	16%	11,432	17%	29,195	17%	36,072	17%
General and administrative (1)(2)	8,787	17%	11,051	17%	30,627	18%	38,163	18%
Depreciation and amortization	6,357	13%	11,490	17%	21,216	13%	34,266	17%
Divestiture-related expenses	778	1%	—	—%	9,402	7%	—	1%
Impairment of goodwill and other intangibles	—	—%	—	—%	2,469	1%	87,227	42%
Total operating expenses	33,501	66%	50,298	75%	127,143	76%	245,862	119%
Income (loss) from operations	5,348	11%	(3,311)	(5)%	(2,739)	(2)%	(100,323)	(49)%
Other expense:
Interest expense, net	(4,204)	(8)%	2,337	4%	(10,783)	(6)%	(7,677)	(4)%
Loss on divestitures of businesses	(473)	(1)%	—	—%	(24,364)	(15)%	—	—%
Loss on debt extinguishment	(2,301)	(5)%	—	—%	(2,301)	(1)%	—	—%
Other income (expense), net	249	—%	(229)	—%	(1,587)	(16)%	(109)	—%
Total other expense	(6,729)	(14)%	2,108	4%	(39,035)	(23)%	(7,786)	(4)%
Loss before provision for income taxes	(1,381)	(3)%	(1,203)	(1)%	(41,774)	(25)%	(108,109)	(53)%
Benefit from (provision for) income taxes	259	1%	(530)	(2)%	1,775	1%	(1,193)	—%
Net loss	(1,122)	(2)%	(1,733)	(3)%	(39,999)	(24)%	(109,302)	(53)%
Preferred stock dividends and accretion	(1,470)	(3)%	(1,406)	(2)%	(4,362)	(3)%	(4,171)	(2)%
Net loss attributable to common shareholders	$(2,592)	(5)%	$(3,139)	(5)%	$(44,361)	(26)%	$(113,473)	(55)%
Net loss per common share:
Net loss per common share, basic and diluted	$(0.09)		$(0.12)		$(1.56)		$(4.07)
Weighted-average common shares outstanding, basic and diluted	28,784,856		27,292,410		28,510,276		27,850,947

(1) Includes stock-based compensation detailed under Share-based Compensation in “Item 1. Financial Statements—Note 10. Stockholders' Deficit”.
(2) Includes general and administrative stock-based compensation of $2.1 million and $2.4 million for the three months September 30, 2025 and September 30, 2024, respectively, and $6.7 million and $8.6 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 13% and 13% for the three months ended September 30, 2025 and September 30, 2024, respectively, and 14% and 14% for the nine months ended September 30, 2025 and September 30, 2024.

(3) Includes depreciation and amortization of $1.2 million and $2.3 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $4.2 million and $7.1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
See Note 12. Divestitures regarding product lines divested in the nine months ended September 30, 2025.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$47,725	$63,771	(25)%	$158,374	$196,353	(19)%
Perpetual license	1,160	1,106	5%	3,967	4,306	(8)%
Total product revenue	48,885	64,877	(25)%	162,341	200,659	(19)%
Professional services	1,641	1,815	(10)%	5,223	6,108	(14)%
Total revenue	$50,526	$66,692	(24)%	$167,564	$206,767	(19)%

Percentage of total revenue:
Subscription and support	94%	96%		95%	95%
Perpetual license	2%	2%		2%	2%
Total product revenue	96%	98%		97%	97%
Professional services	4%	2%		3%	3%
Total revenue	100%	100%		100%	100%

For the Three Months Ended September 30, 2025
Total revenue was $50.5 million in the three months ended September 30, 2025, compared to $66.7 million in the three months ended September 30, 2024, a decrease of $16.2 million, or 24%. This decrease is primarily due to the expected declines in revenue related to divested product lines of $16.8 million and revenue related to Sunset Assets of $0.5 million. These decreases are offset by an increase in subscription and support revenue of $1.1 million related to core products.
For the Nine Months Ended September 30, 2025
Total revenue was $167.6 million in the nine months ended September 30, 2025, compared to $206.8 million in the nine months ended September 30, 2024, a decrease of $39.2 million, or 19%. This decrease is primarily due to the expected declines in revenue related to divested product lines of $36.8 million and related to Sunset Assets of $2.7 million. The remaining decrease results from declines in perpetual license revenue of $0.1 million and professional services revenue of $0.4 million, offset by an increase in subscription and support revenue of $0.8 million related to core products.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$10,774	$18,449	(42)%	$40,136	$57,525	(30)%
Professional services and other	903	1,256	(28)%	3,024	3,703	(18)%
Total cost of revenue	11,677	19,705	(41)%	43,160	61,228	(30)%
Gross profit	$38,849	$46,987	(17)%	$124,404	$145,539

Percentage of total revenue:
Subscription and support (1)	21%	28%		24%	28%
Professional services and other	2%	2%		2%	2%
Total cost of revenue	23%	30%		26%	30%
Gross profit	77%	70%		74%	70%

(1) Includes amortization and stock compensation expense as follows:
Amortization	$1,195	$2,317		$4,151	$7,140
Stock Compensation	$69	$199		$333	$584
For the Three Months Ended September 30, 2025
Cost of subscription and support revenue was $10.8 million in the three months ended September 30, 2025, compared to $18.4 million in the three months ended September 30, 2024, a decrease of $7.6 million, or 42%. The decrease related to divested product lines was $7.0 million attributable to infrastructure costs, variable telecom carrier costs, personnel costs and non-cash amortization of divested intangibles. The decrease related to Sunset assets was $0.2 million and the remaining decrease related to a reduction of $0.4 million in non-cash amortization of intangibles in our on-going product lines.
Cost of professional services and other revenue was $0.9 million in the three months ended September 30, 2025, compared to $1.3 million in the three months ended September 30, 2024, a decrease of $0.4 million, or 28%. The decrease in cost of professional services and other revenue was comprised of a decrease in personnel-related expenses of $0.1 million in our divested product lines and $0.3 million in our on-going product lines.
For the Nine Months Ended September 30, 2025
Cost of subscription and support revenue was $40.1 million in the nine months ended September 30, 2025, compared to $57.5 million in the nine months ended September 30, 2024, a decrease of $17.4 million, or 30%. The decrease related to divested product lines was $15.0 million attributable to infrastructure costs, variable telecom carrier costs, personnel costs and non-cash amortization of divested intangibles. The decrease related to Sunset Assets was $0.8 million and the remaining decrease related to a reduction of $0.6 million in personnel-related expenses and $1.0 million in non-cash amortization of intangibles in our on-going product lines.
Cost of professional services and other revenue was $3.0 million in the nine months ended September 30, 2025, compared to $3.7 million in the nine months ended September 30, 2024, a decrease of $0.7 million, or 18%. The decrease in cost of professional services and other revenue was comprised of a decrease in personnel-related expenses of $0.3 million in our divested product lines and $0.4 million in our on-going product lines.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(dollars in thousands)
Sales and marketing (1)	$9,707	$16,325	(41)%	$34,234	$50,134	(32)%
Percentage of total revenue	19%	24%		20%	24%

(1) Includes stock compensation expense as follows:
Stock Compensation	$80	$398		$384	$1,156
For the Three Months Ended September 30, 2025
Sales and marketing expense was $9.7 million in the three months ended September 30, 2025, compared to $16.3 million in the three months ended September 30, 2024, a decrease of $6.6 million, or 41%. The decrease related to divested product lines was $3.9 million comprised of $3.5 million in personnel-related costs and $0.4 million in marketing spend. The remaining decrease was related to decreases of $0.1 million in costs related to our Sunset Assets, and $2.6 million related to declines in personnel-related costs and marketing spend in our on-going product lines.
For the Nine Months Ended September 30, 2025
Sales and marketing expense was $34.2 million in the nine months ended September 30, 2025, compared to $50.1 million in the nine months ended September 30, 2024, a decrease of $15.9 million, or 32%. The decrease related to divested product lines was $9.2 million comprised of $8.1 million in personnel-related costs and $1.1 million in marketing spend and other sales costs. The remaining decrease was related to decreases of $0.2 million in costs related to our Sunset Assets, and $5.8 million in personnel-related costs and $0.7 million in marketing and other spend in our on-going product lines.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Research and development (1)	$7,872	$11,432	(31)%	$29,195	$36,072	(19)%
Percentage of total revenue	16%	17%		17%	17%

(1) Includes stock compensation expense as follows:
Stock Compensation	$89	$470		$697	$1,714
For the Three Months Ended September 30, 2025
Research and development expense was $7.9 million in the three months ended September 30, 2025, compared to $11.4 million in the three months ended September 30, 2024, a decrease of $3.5 million, or 31.1%. The decrease in research and development expense is primarily attributable to a $2.4 million decrease in personnel-related costs in our divested product lines and a $1.1 million decrease in personnel-related costs in our remaining product lines. These decreases reflect the termination of our out-sourced research and development contract and the continued use of our efficient India Center of Excellence.
For the Nine Months Ended September 30, 2025
Research and development expense was $29.2 million in the nine months ended September 30, 2025, compared to $36.1 million in the nine months ended September 30, 2024 a decrease of $6.9 million, or 19.1%. The decrease in research and development expense is primarily attributable to a $4.8 million decrease in personnel-related costs in our divested product lines, a $0.3 million decrease in personnel-related costs in our Sunset Assets and a $1.8 million decrease in personnel-related costs in our remaining product lines. These decreases reflect the termination of our out-sourced research and development contract and the continued use of our efficient India Center of Excellence.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
General and administrative (1)	$8,787	$11,051	(20)%	$30,627	$38,163	(20)%
Percentage of total revenue	17%	17%		18%	18%

(1) Includes stock compensation expense as follows:
Stock compensation	$2,085	$2,356		$6,658	$8,624
For the Three Months Ended September 30, 2025
General and administrative expense was $8.8 million in the three months ended September 30, 2025, compared to $11.1 million in the three months ended September 30, 2024, a decrease of $2.3 million, or 20%. This decrease is primarily due to a decrease of $1.2 million in personnel-related costs related to our on-going product lines including a decrease of $0.3 million in non-cash stock compensation expense. Other decreases related to core product lines were decreased office lease expense of $0.4 million and decreased professional fees of $0.3 million. The decrease related to our divested product lines was $0.4 million inclusive of the effects of the TSA agreements related to divestitures which ended in July 2025.
For the Nine Months Ended September 30, 2025
General and administrative expense was $30.6 million in the nine months ended September 30, 2025, compared to $38.2 million in the nine months ended September 30, 2024, a decrease of $7.5 million, or 20%. This decrease is due to decreases of $4.9 million in personnel-related costs, $0.4 million in office lease expense and $1.0 million million in professional fees related to our on-going product lines and a $1.2 million decrease related to our divested product lines inclusive of the effects of the TSA agreements related to divestitures which ended in July 2025.

Depreciation and Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$217	$332	(35)%	$740	$909	(19)%
Amortization	6,140	11,158	(45)%	20,476	33,357	(39)%
Total depreciation and amortization	$6,357	$11,490	(45)%	$21,216	$34,266	(38)%

Percentage of total revenue:
Depreciation	1%	—%		1%	1%
Amortization	12%	17%		12%	16%
Total depreciation and amortization	13%	17%		13%	17%
For the Three Months Ended September 30, 2025
Depreciation and amortization expense was $6.4 million in the three months ended September 30, 2025, compared to $11.5 million in the three months ended September 30, 2024, a decrease of $5.1 million, or 45%. All of the decrease resulted from the decline in amortization from intangible assets associated with the divested product lines.
For the Nine Months Ended September 30, 2025
Depreciation and amortization expense was $21.2 million in the nine months ended September 30, 2025, compared to $34.3 million in the nine months ended September 30, 2024, a decrease of $13.1 million, or 38%. $12.9 million of the decrease resulted from the decline in amortization from intangible assets associated with the divested product lines, $0.1 million from Sunset assets, and $0.1 million related to intangible assets related to our ongoing product lines becoming fully amortized.

Divestiture-related Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(dollars in thousands)
Divestiture-related expenses	$778	$—	100%	$9,402	$—	100%
Percentage of total revenue	1%	—%		7%	1%
For the Three Months Ended September 30, 2025
Divestiture-related expenses were $0.8 million in the three months ended September 30, 2025, compared to nil in the three months ended September 30, 2024. In conjunction with the divestitures completed in 2025, we incurred an additional $0.2 million in professional fees, accrued $0.3 million in expected data center fees and recorded an additional cost of $0.3 million related to the cancellation of a legacy vendor contract for out-sourced research and development. No divestiture-related expenses were incurred in the three months ended September 30, 2024.
For the Nine Months Ended September 30, 2025
Divestiture-related expenses were $9.4 million in the nine months ended September 30, 2025, compared to nil in the nine months ended September 30, 2024. The divestiture-related expenses incurred in the nine months ended September 30, 2025 consisted of $2.6 million in professional services fees related to the divestitures completed in the nine months ended September 30, 2025. We also recorded a one-time termination fee and other cancellation costs of $5.5 million related to a legacy vendor contract for out-sourced research and development. Additional costs included severance of $0.8 million and $0.5 million of license and data center fees. No divestiture-related expenses were incurred in the nine months ended September 30, 2024.

Impairment of goodwill and other intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(dollars in thousands)
Impairment of goodwill and other intangibles	$—	$—	N/A	$2,469	$87,227	(97)%
We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. During the nine months ended September 30, 2025, we identified a triggering event related to certain intangible assets related to Sunset Assets and performed a valuation of certain long-lived assets in accordance with ASC 360 Impairment and Disposal of Long-Lived Assets. We used a discounted cash flow analysis to estimate the fair value of the long-lived asset group. As a result of the valuation, we recorded $2.5 million of impairment expense related to certain Sunset intangible assets.
Goodwill impairment is recognized on a non-recurring basis when the carrying value (or GAAP basis book value) of our Company (which is our only reporting unit) exceeds the estimated fair value of our Company as determined by reference to a number of factors and assumptions, including the trends in the stock price of our Common Stock. We assess goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the carrying value of our Company to exceed the estimated fair value of our Company. As a result of declines in our stock price during the three months ended March 31, 2024, we performed a goodwill impairment evaluation which resulted in a goodwill impairment of $87.2 million in the nine months ended September 30, 2024. We will continue to evaluate goodwill for impairment in 2025 and future impairments of goodwill could occur if we experience significant stock price declines.

Other Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(4,204)	$2,337	280%	$(10,783)	$(7,677)	40%
Loss on divestitures of businesses	(473)	—	100%	(24,364)	$—	100%
Loss on debt extinguishment	(2,301)	—	100%	(2,301)	—	100%
Other income (expense), net	249	(229)	(209)%	(1,587)	(109)	1,356%
Total other expense	$(6,729)	$2,108	(419)%	$(39,035)	$(7,786)	401%

Percentage of total revenue:
Interest expense, net	(8)%	4%		(6)%	(4)%
Loss on divestitures of businesses	(1)%	—%		(15)%	—%
Loss on debt extinguishment	(5)%	—%		(1)%	—%
Other income (expense), net	—%	—%		(16)%	—%
Total other expense	(14)%	4%		(23)%	(4)%
For the Three Months Ended September 30, 2025
Interest expense, net of interest income, was $4.2 million of net interest expense in the three months ended September 30, 2025 compared to $2.3 million of net interest income in the three months ended September 30, 2024, reflecting additional expense of $6.5 million. This was primarily due to the effects of our interest rate derivatives which reduced interest expense, net by $1.9 million in the three months ended September 30, 2025 and reduced interest expense, net by $10.6 million in the three months ended September 30, 2024, an increase in net interest expense of $8.7 million. In addition, interest income for the three months ended September 30, 2025 declined $1.3 million from interest income in the three months ended September 30, 2024 due to lower cash and cash equivalents. These changes were offset by a decrease in cash interest expense of $3.2 million due to the reduction of our outstanding debt balance which lowered cash interest expense. The remaining decrease in expense related to the amortization of deferred financing costs.
Loss on divestitures of businesses was $0.5 million in the three months ended September 30, 2025 compared to nil in the three months ended September 30, 2024. In the three months ended September 30, 2025, we finalized the divestitures of certain product lines in order to focus on our higher margin and higher growth potential product lines. No divestitures were closed in the three months ended September 30, 2024.
Loss on debt extinguishment was $2.3 million in the three months ended September 30, 2025 compared to nil in the three months ended September 30, 2024. In the three months ended September 30, 2025, the non-cash loss on debt extinguishment was the result of the replacement of our previous credit facility with our new credit facility. As a result of replacing our previous credit facility, we were required to expense the $2.3 million of remaining unamortized debt discount and debt costs on our previous credit facility. No debt was extinguished in the three months ended September 30, 2024.
Other income (expense), net recognized during the three months ended September 30, 2025 and 2024 was related primarily to foreign currency exchange fluctuations.
For the Nine Months Ended September 30, 2025
Interest expense, net of interest income was $10.8 million in the nine months ended September 30, 2025, compared to $7.7 million in the nine months ended September 30, 2024, an increase in net interest expense of $3.1 million, or 40%. The increase in interest expense is primarily attributable to the effects of our interest rate derivatives which reduced interest expense, net by $6.8 million in the nine months ended September 30, 2025 and decreased interest expense by $18.4 million in the nine months ended September 30, 2024, an increase in net interest expense of $11.6 million. In addition, interest income declined by $6.2 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to lower cash and cash equivalents. These changes were offset by a decline of $14.3 million in cash interest expense due to less outstanding debt as compared to the prior year.

Loss on divestitures of businesses was $24.4 million for the nine months ended September 30, 2025 as compared to nil in the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we divested multiple product lines in order to focus on our higher margin and higher growth potential product lines. No such divestitures occurred in the nine months ended September 30, 2024.
Loss on debt extinguishment was $2.3 million in the nine months ended September 30, 2025 compared to nil in the nine months ended September 30, 2024. In the nine months ended September 30, 2025, the non-cash loss on debt extinguishment was the result of the replacement of our previous credit facility with our new credit facility. As a result of paying down our previous credit facility, we were required to expense $2.3 million of remaining unamortized debt discount on our previous term loan. No debt was extinguished in the nine months ended September 30, 2024.
Other expense, net was $1.6 million in the nine months ended September 30, 2025, compared to other expense, net of $0.1 million in the nine months ended September 30, 2024. Other income (expense), net recognized in the nine months ended September 30, 2025 and September 30, 2024 related primarily to foreign currency exchange fluctuations.
Benefit from Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change

	(dollars in thousands)
Benefit from (provision for) income taxes	$259	$(530)	(149)%	$1,775	$(1,193)	(249)%
Percentage of total revenue	1%	(2)%		1%	—%
For the Three Months Ended September 30, 2025
The benefit from income taxes was $0.3 million in the three months ended September 30, 2025, compared to a provision for income taxes of $0.5 million in the three months ended September 30, 2024, resulting in an increase in benefit from income taxes of $0.8 million. The benefit from income taxes for the three months ended September 30, 2025 relates primarily to the tax benefit due to divestiture of businesses in the third quarter and the impact of U.S. tax legislation, the One Big Beautiful Bill Act, passed in July 2025. This tax benefit is partially offset by the income tax from non-U.S. and U.S. operations.
For the Nine Months Ended September 30, 2025
The benefit from income taxes was $1.8 million in the nine months ended September 30, 2025, compared to a provision for income taxes of $1.2 million in the nine months ended September 30, 2024, an increase of benefit of $3.0 million. This increase was primarily due to the deferred tax benefit from the business divestitures in the nine months ended September 30, 2025 and the impact of U.S. tax legislation, the One Big Beautiful Bill Act, passed in July 2025.

Liquidity and Capital Resources
We have financed our operations primarily through cash generated from operating activities, the raising of capital including sales of our Common Stock or our convertible preferred stock, and borrowings under credit facilities.
As of September 30, 2025, we had $23.4 million of cash, cash equivalents and restricted cash and $240.0 million of borrowings outstanding under our Credit Agreement. As of December 31, 2024, we had $57.1 million of cash, cash equivalents and restricted cash and $293.7 million of borrowings outstanding under our previous senior secured credit facility. The $33.7 million decrease in cash, cash equivalents and restricted cash from December 31, 2024 to September 30, 2025 was primarily due to $293.7 million in debt repayments made in the nine months ended September 30, 2025, netted with the proceeds of our new Credit Facility of $234.6 million. Other uses of cash included $1.3 million in purchases of leasehold improvements and equipment and $1.0 million taxes paid related to net settlement of shares which were offset by $9.1 million cash proceeds from divestitures of businesses, $18.5 million in cash inflows from operations and $1.5 million positive effect of exchange rates during the nine months ended September 30, 2025.
Our cash and cash equivalents held by our foreign subsidiaries was $14.3 million as of September 30, 2025 and $32.4 million as of December 31, 2024. Our intent is to permanently reinvest these funds outside the U.S. and our current plans do not demonstrate a need to repatriate them to fund our domestic operations. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
We believe our available cash and cash equivalents, together with our positive cash flows from operations and the liquidity provided by our $30 million revolving credit facility will be sufficient to meet our anticipated cash needs.
Credit Facility
On July 25, 2025, we entered into a Credit Agreement with (i) a new $240.0 million, six-year term loan and (ii) a $30.0 million revolving credit facility maturing in July 2031. We used the proceeds of the term loan, together with cash on hand, including proceeds from the sale of our interest rate swaps, to redeem all of our prior existing Term Loans. The proceeds of loans under the revolving credit facility will be used for working capital and other general corporate purposes. No amounts have been drawn on the revolving credit facility as of September 30, 2025.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024

	(dollars in thousands)
Consolidated Statements of Cash Flows data:
Net cash provided by operating activities	$18,482	$14,898
Net cash provided by (used in) investing activities	7,965	(562)
Net cash used in financing activities	(61,589)	(192,838)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	1,471	1,682
Change in cash, cash equivalents and restricted cash	(33,671)	(176,820)
Cash, cash equivalents and restricted cash, beginning of period	57,052	236,559
Cash, cash equivalents and restricted cash, end of period	$23,381	$59,739
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
Cash provided by operating activities was $18.5 million for the nine months ended September 30, 2025 compared to cash provided by operating activities of $14.9 million for the nine months ended September 30, 2024, an increase of approximately $3.6 million. This increase was primarily due to non-recurring $6.6 million of cash gains on the sales of our interest rate swaps in the nine months ended September 30, 2025. This cash gain was offset by payment of non-recurring divestiture-related expenses of $9.4 million and changes in our working capital for the nine months ended September 30, 2025 related to collections on accounts receivable, increases in prepaid expenses, increases in other assets, payments of current liabilities and changes in deferred revenue.
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
Cash Flows from Investing Activities
Historically, our investing activities have consisted of routine purchases of office equipment. Other activities, such as divestitures of businesses including the collections on note receivable from divested product lines, and purchases of other fixed assets, may affect our cash flows from investing activities in such periods as these transactions occur.
Cash provided by investing activities was $8.0 million for the nine months ended September 30, 2025 compared to cash used by investing activities of $0.6 million for the nine months ended September 30, 2024, an increase of $8.5 million. During the nine months ended September 30, 2025, the Company divested of certain products and received cash proceeds of $9.1 million. Other cash proceeds consisted $0.2 million in collections on the note receivable related to divestitures. Cash used in investing activities consisted of purchases of leasehold improvements and equipment of $1.3 million for the nine months ended September 30, 2025 compared to $0.6 million of purchases of property and equipment for the nine months ended September 30, 2024.
Cash Flows from Financing Activities
Historically, our primary financing activities have consisted of capital raises , proceeds from debt obligations, repayments and servicing of our debt obligations, share repurchases and share based employee payroll tax payment activity.
Cash used in financing activities was $61.6 million for the nine months ended September 30, 2025 compared to $192.8 million for the nine months ended September 30, 2024, an decrease of $131.2 million of cash used due to $53.7 million in payments on our previous senior secured credit facility in the nine months ended September 30, 2025 compared to $181.1 million in payments made in the nine months ended September 30, 2024. Common Stock repurchases totalled $0.1 million for the nine months ended September 30, 2025 as compared to $11.0 million for the nine months ended September 30, 2024. Cash paid for lender fees and debt issuance costs was $6.8 million for the nine months ended September 30, 2025 as compared to $0.1 million for the nine months ended September 30, 2024.
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
The following critical accounting policies reflect significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
•income taxes; and
•goodwill and other intangibles.
We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 6, 2025, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and nine months ended September 30, 2025, as presented herein and in “Item 1. Financial Statements” to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). Please refer to our Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. Any impact on our statement of operations is mitigated by having an offsetting liability in deferred revenue to partially or completely offset against the outstanding receivable if an account should become uncollectible. Our cash balances are kept in customary operating accounts, a portion of which are insured by the Federal Deposit Insurance Corporation, and uninsured money market accounts. We have not used, nor do we intend to use, derivatives for trading or speculative purposes.
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
Our Credit Agreement bears interest at the secured overnight financing rate, which shall not be less than 1.50%, plus a margin of 6.00% per annum (with step downs and a potential step up at specified leverage levels). We have an interest rate cap to limit the interest rate risk exposure and effectively cap the secured overnight financing rate on $120 million of our outstanding debt at 4.5%.
As of September 30, 2025, we had an outstanding balance of $240.0 million under our Credit Agreement that matures in July 2031. Based on our outstanding balance of variable rate debt at September 30, 2025, a hypothetical change of 100 basis points could have resulted in a $0.6 million increase to total interest expense for the nine months ended September 30, 2025.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition to the United States dollar, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, Canadian dollars, Indian Rupees, British pounds, Euros, and Israeli New Shekels and in the future as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business could have resulted in a change in revenue of $3.6 million for the nine months ended September 30, 2025. We have not previously engaged in any currency hedging strategies. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
The non-financial assets and liabilities of our foreign subsidiaries are translated into United States dollars using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' deficit in accumulated other comprehensive income (loss). In addition, we have intercompany loans that were historically used to fund the acquisition of foreign subsidiaries. Due to the long-term nature of these loans, the foreign currency gains (losses) resulting from remeasurement are recognized as a component of accumulated other comprehensive income (loss).

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
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On August 15, 2025, the Board of Directors authorized a stock repurchase program (the “2025 Share Repurchase Plan” as defined in Note 10. Stockholders' Deficit) in the aggregate amount of up to $10,000,000 (inclusive of any taxes payable as a result of such repurchase). The authorization does not have a specified expiration date. Accordingly, unless terminated earlier by resolution of the Board, the 2025 Share Repurchase Plan will expire when the Company has repurchased all shares authorized for repurchase thereunder. The Company is not obligated to acquire any particular amount of Common Stock and may modify or suspend the repurchases at any time in the Company’s discretion.
The following table provides information about purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2025.

Period		Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
7/1/2025 -7/31/2025		—	—	—	—
8/1/2025 - 8/31/2025		5,597	$2.73	5,597	$9,984,538
9/1/2025 - 9/30/2025	(2)	142,776	$2.41	50,000	$9,862,718
		148,373		55,597
(1) Average price paid per share excludes commission costs and excise taxes associated with the above mentioned repurchases.
(2) The total number of shares repurchased includes 92,776 shares withheld from employees to satisfy the statutory withholding tax liability upon the vesting of share-based awards.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1
Credit Agreement, dated as of July 25, 2025, by and among Upland Software, Inc., the subsidiary guarantors party thereto, Sound Point Capital, as administrative agent, and the lenders party thereto (which is incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 28, 2025).

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

101*
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended September 30, 2025, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Upland Software, Inc., (ii) condensed consolidated statements of operations of Upland Software, Inc., (iii) condensed consolidated statements of comprehensive income (loss) of Upland Software, Inc., (iv) condensed consolidated statement of stockholders’ deficit of Upland Software, Inc., (v) condensed consolidated statements of cash flows of Upland Software, Inc. and (vi) notes to unaudited condensed consolidated financial statements of Upland Software, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: November 6, 2025	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer