Form 10-K
period 2025-12-31
Upland Software, Inc.
filed 2026-03-03
CIK 1505155

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-36720

Upland Software, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2992077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
900 S. Capital of Texas Highway, Las Cimas IV, Suite 300
Austin, Texas 78746
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $47.8 million based upon the closing price of $1.95 of such common stock on the Nasdaq Global Market on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter). Shares of common stock held as of June 30, 2025 by each director and executive officer of the registrant, as well as shares held by each holder of 10% of the common stock known to the registrant, have been excluded for purposes of the foregoing calculation. This determination of affiliate status is not a conclusive determination for other purposes.
As of March 2, 2026, 29,118,178 shares of the registrant’s Common Stock were outstanding.

Documents incorporated by reference:
Certain portions, as expressly described in this Annual Report on Form 10-K, of the registrant’s Proxy Statement for the 2026 Annual Meeting of the Stockholders, to be filed not later than 120 days after the end of the year covered by this Annual Report, are incorporated by reference into Part III of this Annual Report where indicated.

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
•our plans regarding future acquisitions or divestitures and our ability to consummate and integrate acquisitions or divestitures;
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
•our ability to adapt to macroeconomic factors impacting the global economy, including global conflicts and uncertainty, changes in trade policy, foreign currency exchange risk, inflation and supply chain constraints;
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

•our expectations as to the timing of the discontinuation of any Sunset Assets, as well as the composition of Sunset Assets (as defined in this Annual Report on Form 10-K);
•our expectations as to the payment of dividends;
•our 2025 Share Repurchase Plan (as defined in Note 12. Stockholders' Deficit), including expectations regarding the timing and manner of repurchases made under the Share Repurchase Plan;
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
All references to “Upland,” “the Company,” “we,” “us” or “our” mean Upland Software, Inc.

Item 1.    Business
Upland is a leader in AI-powered knowledge and content management software. Our solutions help enterprises unlock critical knowledge, automate content workflows, and drive measurable ROI in the following business functions:
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
•Quality-Focused R&D. Our approach to research and development (R&D) at Upland is straightforward: prioritize the customer need, leverage a metrics-driven agile approach with visibility and accountability, and deploy up-to-date development systems and processes to ensure quality and security are built into every step of development. We have created our own R&D Center of Excellence in India and use AI tools to internally boost development, testing, and overall employee efficiency.
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
•Global Support. Upland Global support includes: prioritized issue escalation and resolution; online and phone support; access to a community to share and discuss best practices, support tips, training materials, and custom reports; a knowledge base with alerts, service recommendations, and troubleshooting content; unlimited case submissions and real-time case updates; and technical support access worldwide. For customers that have more urgent support requirements, Upland Premier Success Plans provide enhanced response times and availability for the most severe support requests.
•Enterprise Cloud Platform. Upland’s products run on an enterprise-class cloud environment - delivering power, reliability, and flexibility. We utilize third-party cloud providers for our cloud-based products. Our applications are scalable and can support large deployments while maintaining high levels of availability, performance and security levels.

Our Competitive Strengths
We believe the following competitive strengths are keys to our success:
•Large, diversified customer base. Our customer base is highly diverse and spans a broad array of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, legal, and hospitality. We service customers of varying size, from large global corporations and government agencies as well as small and medium-sized businesses. We have more than 1,100 enterprise customers, with no customer representing more than 10% of our revenue.
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
•Experienced, proven management team. Our management team has significant operating experience and previously occupied key leadership roles at both private and public companies. In addition, our management has extensive knowledge of the industry and experience in building businesses within the enterprise software market.
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
•Commitment to customer success. We have a dedicated customer success organization whose mission is to drive adoption, value realization, retention, and loyalty across our customer base. Our focus on enabling our customers’ success is a key reason our annual net dollar retention rate was 96% as of December 31, 2025. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics and Non-GAAP Financial Measures,” for our definition of annual net dollar retention rate. Our commitment to customer success has enabled us to expand our footprint within customer organizations and facilitate the ongoing adoption of our enterprise software applications. We utilize NPS methodology to track our progress and drive continuous improvement.

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
▪Add new customers. We maintain direct sales and marketing capabilities to grow our customer base. We also maintain indirect sales channels through alliances with strategic partners that can leverage our applications with their complementary services and technologies. In addition, we continue to expand the range of integrations between our software and third-party applications and platforms, which we believe make our applications more attractive to a broader audience of potential customers.

Customers
We service customers ranging from large global corporations and various government agencies as well as small and medium-sized businesses. Our customers operate in a wide variety of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, legal, and hospitality. For the year ended December 31, 2025, approximately 88% of our recurring revenue was generated from what we consider to be major accounts. We consider customers with contracted annual recurring revenue of $25,000 or more to be “major accounts.”

Sales
We sell primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition to our direct sales organization, we have an indirect sales organization that through alliances with strategic partners that can leverage our applications with their complementary services and technologies. We employ a land-and-expand go-to-market strategy. After we demonstrate the value of an initial application to a customer, our sales and account management teams work to expand the adoption of that initial application across the customer, and cross-sell additional applications to address other software needs of the customer. Our customer success organization supports our direct sales efforts by managing the post-sale customer lifecycle.

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
▪traditional search engine optimization (SEO) to improve organic search keyword rankings and AI search generative engine optimization (GEO) to improve AI prompt results;
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

Our customer success organization has three core functional areas with strategic focus on customer relationship management:
•Customer Success Management (“CSM”). Our CSM team partners with customers throughout their lifecycle with the Upland family of products to ensure the customer is getting the most out of their technology investment. CSMs are experts in matching use of Upland products to a customer’s individual business context – sometimes bringing in or coordinating across other teams and internal resources where necessary to achieve the customer’s goals.
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
We have partnered with third-party hosting platforms to provide the hardware and infrastructure necessary to provide our services to our customers. Third-party hosting platform facilities provide 24/7/365 security, biometric access controls, redundant networking, power and environmental systems, and monitoring. We design and operate the infrastructure architecture with fully redundant subsystems, highly available configurations, and defense in depth security zones.
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

Seasonality
We have historically experienced seasonality in terms of when we enter into customer agreements. Typically we sign a high percentage of agreements with new customers, and renew agreements with existing customers, in the fourth quarter of each calendar year, resulting in our cash flow from operations historically being higher in the first quarter of each calendar year than in other quarters. We expect this seasonality to continue, or possibly increase in the future. See “Risk Factors—Risks Related to Our Business—Certain of our operating results and financial metrics are difficult to predict as a result of seasonality.”

Regulation
We believe that our businesses and operations are in substantial compliance with all applicable government laws and regulations. Any additional measures to maintain compliance are not expected to materially affect our capital expenditures, competitive position, financial position or results of operations. Various legislative and administrative regulations applicable to us have become effective or are under consideration in many parts of the world. To date, such developments have not had a substantial adverse impact on our revenues, earnings or cash flows. However, if new or amended laws or regulations impose significant operational restrictions and compliance requirements upon us or our business, our capital expenditures, results of operations, financial condition and competitive position could be negatively impacted. Refer to “Risk Factors” for further information.

Human Capital
We believe that our ability to attract and retain highly skilled employees is critical to our success. As of December 31, 2025, we had 760 full time employees, with the majority of our employees located in the United States, Canada, India, the United Kingdom, and Australia . None of our employees are covered by a collective bargaining agreement. We have never experienced a strike or similar work stoppage, and we consider our relations with our employees to be good. Human capital measures and objectives we focus on in managing its business include the following:
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

Available Information
We were incorporated in Delaware in 2010. Our principal executive offices are located at 900 S. Capital of Texas Highway, Las Cimas IV, Suite 300, Austin, Texas 78746. Our main telephone number is (512) 960-1010. Our website address is www.uplandsoftware.com. Information on our website is not part of this report and should not be relied upon in determining whether to make an investment decision. The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Additionally, the SEC maintains an internet site that contains all of our filings with the SEC. The address of the SEC’s website is www.sec.gov.

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
•Our use of open-source software could negatively affect the performance of our applications and our ability to sell our applications and subject us to possible litigation.
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
•New and evolving AI, privacy, and data protection laws and regulations, and the risks and costs of compliance or noncompliance, could adversely affect our business.
•Our internal computer systems, or those of any third-party with whom we do business may fail or suffer a cybersecurity incident, such as a data breach or computer virus, which could harm our business by damaging our reputation, exposing us to liability, adversely impacting our revenue, or materially disrupting our operations.
Risks Related to Ownership of Our Common Stock
•If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, if they publish negative evaluations of our stock, or if we fail to meet the expectations of analysts, the price of our stock and trading volume could decline.
•Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.
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
We sell our applications primarily through a direct sales organization comprised of inside sales and field sales personnel. In addition, we have an indirect sales organization that sells through alliances with strategic partners that can leverage our applications with their complementary services and technologies. Growing sales to both new and existing customers is, in part, dependent on our ability to maintain, expand and enhance our sales force. Identifying, recruiting and training additional sales personnel requires significant time, expense, and attention. It can take several quarters or longer before our sales representatives are fully trained and productive. Our business may be adversely affected if our efforts to expand and train our sales organization do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop, and retain sales personnel, or if our new sales personnel are unable to achieve expected sales productivity levels in a reasonable period of time or at all, our revenue may grow more slowly than expected or decline and our business may be harmed.
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
We currently maintain offices in the United States, Australia, Canada, France, Germany, India, Ireland, Israel, Malaysia, Netherlands, Romania and the United Kingdom. For the year ended December 31, 2025, we generated approximately 28% of our total revenue from customers outside of the U.S. As a result, we are subject to a number of risks, including:
•inflation and actions taken by central banks to counter inflation;
•foreign currency fluctuations and controls;
•international and regional economic, political and labor conditions, including any instability or security concerns abroad, such as uncertainty caused by economic sanctions, trade disputes, and geopolitical uncertainty;
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
Our reputation and ability to attract, retain, and serve our customer is dependent upon the reliable performance of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures, vendor limitations, computer viruses, computer denial of service attacks, or other attempts to harm these systems. Supply chain disruptions stemming from global conflicts may harm our customers and suppliers and further complicate existing supply chain constraints. Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver application data to our customers. Service interruptions, errors in our software, or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our applications to existing and potential customers.
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
The overall market for software is rapidly evolving and subject to changing technology, shifting customer needs, and frequent introductions of new applications, including without limitation, AI in its multiple forms. Our ability to attract new customers and increase revenue from existing customers will depend, in large part, on our ability to develop or acquire new applications and enhance and improve existing applications. To achieve market acceptance for our applications, we must effectively anticipate and offer applications that meet changing customer demands in a timely manner. Customers may require features and capabilities not offered by our current applications. We may experience difficulties that could delay or prevent our development, acquisition, or implementation of new applications and enhancements.
If we are unable to successfully develop new software capabilities and functionality, enhance our existing applications to anticipate and meet customer preferences, sell our applications into new markets, or adapt to changing industry standards in software, our revenue and results of operations would be adversely affected.
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
Our use of open-source software could negatively affect the performance of our applications and our ability to sell our applications and subject us to possible litigation.
A portion of our applications incorporate open-source software, and we expect to continue to incorporate open-source software in the future. Few of the licenses applicable to open-source software have been interpreted by courts, and their application to the open-source software integrated into our proprietary software may be uncertain. Moreover, we cannot provide any assurance that we have not incorporated additional open-source software in our applications in a manner that is inconsistent with the terms of the license or our current policies and procedures. If we fail to comply with these licenses, we may be subject to certain requirements, including requirements that we offer our applications that incorporate the open-source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open-source software, and that we license such modifications or derivative works under the terms of applicable open-source licenses. If an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our applications that contained the open-source software, and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our applications. In addition, there have been claims challenging the ownership of open-source software against companies that incorporate open-source software into their products. As a result, we could be subject to suits by parties claiming infringement due to the reliance by our applications on certain open-source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our applications.
Certain of our operating results and financial metrics are difficult to predict as a result of seasonality.
We have historically experienced seasonality in terms of when we enter into customer agreements. Typically we sign a high percentage of agreements with new customers, and renew agreements with existing customers, in the fourth quarter of each calendar year as our customers tend to follow budgeting cycles at the end of the calendar year. Our cash flow from operations has historically been higher in the first quarter of each calendar year than in other quarters. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we defer revenue recognition. In addition, seasonality may be difficult to observe in our financial results during periods in which we acquire or divest of businesses. We expect this seasonality to continue, or possibly increase in the future, which may cause fluctuations in our operating results and financial metrics. If our quarterly operating results or outlook fall below the expectations of research analysts or investors, the price of our common stock could decline substantially.
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
In the past several years, we have divested of or sunset multiple product lines, and we intend to continue to assess the need to divest of or sunset other assets.
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
Previously, our growth strategy was focused on the acquisition of complementary businesses to grow our company. For example, we completed 31 acquisitions between February 2012 and February 2022. We intend to continue to review acquisitions of complementary technologies, products, and businesses to enhance the features and functionality of our applications, expand our customer base, provide access to new markets, and increase benefits of scale, while focusing on our organic growth strategy. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. Generally, our acquisition activity presents three areas of risk to our business, risks related to: identifying the correct candidates for acquisition, completing the acquisition of identified targets, and integrating acquired companies following closing of the acquisition.
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
If our competitors’ products, services, or technologies become more accepted than our software applications, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, our revenues could be adversely affected.
Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline, and you may lose part or all of your investment.
Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. Accordingly, the results of any one quarter may not fully reflect the underlying performance of our business and should not be relied upon as an indication of future performance. Because our quarterly operating results may fluctuate, period-to-period comparisons may not be the best indication of the underlying results of our business and should only be relied upon as one factor in determining how our business is performing. This variability and unpredictability could also result in our failure to meet the expectations of research analysts or investors for any period. If our quarterly operating results or outlook fall below the expectations of research analysts or investors, the price of our common stock could decline substantially.
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
We have funded our operations since inception primarily through equity financings, cash from operations, and cash available under our loan facility. We may need to raise funds in the future, for example, to expand our business, acquire complementary businesses, develop new technologies, respond to competitive pressures, or react to unanticipated situations. We may try to raise additional funds through public or private financings, strategic relationships, or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance, and investor interest. In addition, under the terms of our Series A Preferred Stock, holders of our Series A Preferred Stock have certain approval rights over additional financings. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, reducing our product-development efforts, or foregoing acquisitions. If we succeed in raising additional funds through the issuance of equity or convertible securities, it could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities or preferred stock, these new securities would have rights, preferences, and privileges senior to those of the holders of our common stock. In addition, any debt financing obtained by us in the future or issuance of preferred stock could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. For example, our Series A Preferred Stock contains a number of restrictive covenants. See "—Risks Related to Ownership of Our Common Stock.”
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations and interest expense to increase significantly.
At December 31, 2025, the total outstanding indebtedness under our Credit Facility (as defined herein) was $238.5 million.
Interest rates may remain at existing levels or may further increase in the near term which could cause our debt service obligations and interest expense to increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, could correspondingly decrease.
At December 31, 2025, we had an interest rate cap in place in order to reduce interest rate volatility in connection with $120.0 million of the outstanding debt on our Credit Facility, but $118.5 million of our outstanding debt is not currently subject to any interest rate instruments.
Our Credit Facility contains operating and financial covenants that may restrict our business and financing activities.
Our obligations under our Credit Facility are secured by a security interest in substantially all of our assets and assets of the co-borrowers’ and of any guarantors, including intellectual property. The terms of the Credit Facility limit, among other things, our ability to:
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
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Under Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of the Company’s internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by management in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Although the Company is not currently required to provide an attestation from its auditors on the effectiveness of the Company’s internal control over financial reporting, it may become subject to such requirement in the future.
We have identified material weaknesses in our internal controls over financial reporting in the past and if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis, and our financial statements may be materially misstated. For example, in 2024 we identified a material weakness in our internal control over financial reporting related to a management review control over prospective financial information used in the Company’s goodwill impairment assessment.
Effective internal controls are necessary to provide reliable financial reporting and prevent fraud. If we are unable to assert that our internal control over financial reporting is effective investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or regulatory investigations. If we do not successfully remediate any material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results which could cause our financial results to be materially misstated. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, which could adversely affect investor confidence in us, our business, results of operations and financial condition, the trading price of our common stock, and our ability to remain listed on Nasdaq.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2025, the Company had total net operating loss carryforwards of approximately $216.7 million consisting of $195.4 million and $21.3 million related to the U.S. federal and foreign net operating loss carryforwards, respectively. $136.5 million of the U.S. federal net operating loss carryforwards are related to years prior to 2018 and begin to expire in 2026. The remaining $58.9 million carryforward without expiration in accordance with provisions of the Tax Act (as described below in the risk factor titled "Tax laws, regulations, and compliance practices are evolving and may have a material adverse effect on our results of operations, cash flows and financial position."). $21.3 million of foreign net operating loss carryforwards carry forward indefinitely. In addition, as of December 31, 2025, the Company had research and development credit carryforwards of approximately $4.2 million. The U.S. federal net operating loss and credit carryforwards will expire beginning in 2026, if not utilized.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Based on analysis of acquired net operating losses and credits, utilization of our net operating losses and research and development credits will be subject to annual limitations. The annual limitation will result in the expiration of $153.9 million of federal net operating losses and $4.2 million of research and development credit carryforwards before utilization. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition, and operating results. As noted below, we entered into the 2024 Tax Benefit Preservation Plan with Broadridge Corporate Issuer Solutions, LLC, as Rights Agent (the “2024 Tax Benefit Preservation Plan”) in an effort to preserve our net operating loss carryforwards but cannot ensure that the plan will provide for full or partial utilization of our net operating losses.

In the past we have recorded, and in the future we may be required to record, charges to future earnings if our goodwill or intangible assets become impaired.
Accounting principles generally accepted in the United States of America (“GAAP”) require us to assess goodwill for impairment at least annually. In addition, we assess our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Depending on the results of our review, we could be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is identified, negatively impacting our results of operations.
The Company reviews goodwill for impairment annually at the beginning of the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. As a result of the decline of the Company’s stock price at December 31, 2025, March 31, 2024, and March 31, 2023, the Company determined that a triggering event had occurred, therefore we performed quantitative impairment evaluations as of those interim dates. As a result of the quantitative impairment evaluation at December 31, 2025, the Company determined that no impairment existed at that date as the estimated fair value of the Company’s one reporting unit exceeded the carrying value. As a result of the quantitative impairment evaluation at March 31, 2024, the Company determined that the carrying value of its one reporting unit exceeded the estimated fair value which resulted in goodwill impairment of $87.2 million during the quarter ended March 31, 2024. As a result of the quantitative impairment evaluation at March 31, 2023, the Company determined that the carrying value of its one reporting unit exceeded the estimated fair value which resulted in goodwill impairment of $128.8 million during the quarter ended March 31, 2023. During the quarter ended June 30, 2025, we identified a triggering event related to certain intangible assets and performed valuation of these intangible assets. As a result of this valuation, we recorded an impairment of $2.5 million. We will continue to evaluate goodwill and other intangibles for impairment and future impairments of goodwill and other intangibles could occur if our stock price declines.
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
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our results of operations, cash flows and financial position. In addition, there are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. Governments are increasingly focused on ways to increase tax revenues, particularly from multinational corporations, which may lead to an increase in audit activity and harsher positions taken by tax authorities. We are currently subject to tax audits in various jurisdictions and these jurisdictions may assess additional tax liabilities against us.
In July 2025, the United States enacted significant tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”). The OBBBA makes permanent many provisions of the Tax Cuts and Jobs Act of 2017 and introduces additional changes affecting individuals and businesses. The issuance of additional regulatory or accounting guidance related to the OBBBA or other executive or Congressional actions in the United States or globally could materially affect our tax obligations and significantly impact our effective tax rate in the period such guidance is issued or such actions take effect, and in future periods.
Our effective tax rate could also be materially affected by the Organisation for Economic Co-operation and Development’s (the “OECD”), the European Commission’s and other certain major jurisdictions’ heightened interest in and taxation of large multinational companies. For instance, the OECD has enacted model rules for a new global minimum tax framework (“BEPS Pillar Two”), and various governments around the world have enacted, or are in the process of enacting, legislation on these rules. These developments in tax laws and regulations, and compliance with these rules, could have a material adverse effect on our results of operations, cash flows and financial position.
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
New and evolving AI, privacy, and data protection laws and regulations, and the risks and costs of compliance or noncompliance, could adversely affect our business.
The regulatory framework for privacy and data security matters around the world is rapidly evolving and is likely to remain volatile for the foreseeable future. We are subject to privacy and data security obligations in the United States, United Kingdom, European Union and other foreign jurisdictions relating to the collection, use, sharing, retention, security, transfer and other handling of personal data about individuals, including our users and employees around the world. Data protection, consumer protection and privacy laws may differ, conflict and be interpreted and applied inconsistently, from country to country. In many cases, these laws apply not only to user data, employee data and third-party transactions, but also to transfers of personal data between or among ourselves, our subsidiaries, and other parties with which we have commercial relations, in addition to methods of communication and consent for such communication. These laws continue to develop in the U.S. and around the globe, including through regulatory and legislative action and judicial decisions, in ways we cannot predict and that may harm our business. For example, Quebec’s data protection law took effect in September 2023 and is fully in force, and updates to Canadian federal privacy legislation are pending. India passed the Digital Personal Data Protection Act, which was enacted in 2023 with implementing rules and guidance continuing to develop. In addition, the United States, through the Federal Communications Commission, has adopted and begun enforcing enhanced lead generation “robot-text” and “robo-calls” regulations under the Telephone Consumer Protection Act (TCPA). These regulations include heightened consent, disclosure and recordkeeping requirements for certain automated and semi-automated communications, and their scope and interpretation continue to evolve through regulatory guidance and judicial decisions. Compliance with these requirements could impact our organization’s corporate go-to-market sales initiatives, as well as certain feature sets in our current product stack.
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

The General Data Protection Regulation (“GDPR”) became effective in May 2018 in the EU, and a separate but substantially similar data protection regime applies in the United Kingdom. The GDPR and UK GDPR apply to personal data collected in the context of all of our activities conducted from an establishment in the European Union and United Kingdom, related to products and services offered to individuals in the European Union and United Kingdom or related to the monitoring of individuals’ behavior in Europe or the United Kingdom, imposes a range of significant compliance obligations regarding the handling of personal data. These obligations include requirements relating to lawful bases for processing, transparency, data subject rights, data security, breach notification, cross-border data transfers and accountability. Actions required to comply with these obligations depend in part on how particular and strict regulators interpret and apply them and continue to evolve through regulatory guidance and judicial decisions. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, we may be subject to, for example, regulatory enforcement actions that can result in monetary penalties of up to 4% of our annual worldwide revenue or EUR 20 million (whichever is higher), orders restricting or prohibiting data processing, private lawsuits, class actions, regulatory orders to stop processing and delete data, and reputational damage. In June 2021, the European Commission published new versions of the Standard Contractual Clauses, which are used as a legal cross-border mechanism allowing companies to transfer/allow access to personal data outside the European Economic Area. Use of the previous versions of the Standard Contractual Clauses is no longer allowed. Also in June 2021, the European Data Protection Board finalized its recommendations regarding supplemental transfer measures to protect personal data during cross-border transfers. We must incur costs and expenses to comply with these requirements, which may impact the cross-border transfer of personal data throughout our organization and to/from third parties. In some circumstances, data localization requirements or restrictions on cross-border data transfers in certain jurisdictions may further limit our ability to transfer personal data or require changes to our technical, contractual or business practices.
Further, U.S. states continue to adopt new laws or amend existing laws related to data privacy, requiring attention to frequently changing regulatory requirements. For example, the California Consumer Privacy Act of 2018 (“CCPA”) requires businesses to provide specific disclosures in their privacy notices and honor residents' privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although certain data processed in specific contexts may be exempt from the CCPA, efforts to comply with the CCPA may increase our annual compliance costs and subject us to potential liability with respect to other personal information we may maintain about California residents. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which became operative on January 1, 2023, expanded the CCPA's requirements, extending it to cover personal information of business representatives and employees and the CPRA established a new regulatory agency to implement and enforce the law. Other states, such as Virginia, Nevada, Connecticut, Utah, Texas, Colorado, Oregon, Montana, Iowa, Indiana, Tennessee, Delaware, and New Jersey, have enacted comprehensive privacy laws that have taken effect or are scheduled to take effect, and similar laws are being considered in several other states, as well as at the federal and local levels, which impose similar obligations to those in the CCPA. These laws may increase our potential liability related to our data processing activities, complicate our compliance efforts, and increase both legal risk and compliance costs for us and the third parties upon whom we rely.
Compliance with the GDPR, the U.S. state consumer privacy laws, and other current and future applicable U.S. and international privacy, data protection, cybersecurity, artificial intelligence and other data-related laws can be costly and time-consuming. Complying with these varying requirements could cause us to incur substantial costs and/or require us to change our business practices in a manner adverse to our business. Violations of applicable data and privacy-related laws can result in significant penalties that could adversely affect our business, financial condition, reputation, and results of our operations. Furthermore, conflicting requirements across applicable privacy and data security laws may complicate our compliance efforts and increase both legal risk and compliance costs for us and the third parties upon whom we rely.
Australia has amended its Privacy Act, increasing the maximum penalties available for serious or repeated data breaches from AUD 2.2 million to the greater of: (i) AUD 50 million; (ii) three times the value of any benefit obtained through misuse of the information; or (iii) 30% of a company’s adjusted turnover in the relevant period.
We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal data or may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy or security related organizations that require compliance with their rules pertaining to privacy and data protection.
We post on our websites our privacy notices and practices concerning the collection, use, sharing, disclosure, deletion and retention of our user data. Any failure, or perceived failure, by us to comply with our posted privacy notices or with any regulatory requirements or orders or other federal, state or international privacy-related laws and regulations, including the GDPR, CCPA and CPRA, could result in proceedings or actions against us by governmental entities or others (e.g., class action plaintiffs), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. We may also experience security breaches, which may result in a violation of these laws and give rise to regulatory enforcement and/or private litigation.

In addition to the influx of privacy and data protection law, AI has become a topic of discussion across the United States and globally. In the United States, states have either passed laws or have utilized existing laws to implement policies and rules governing the use of AI as it relates to the personal data of individuals and decision-making. For example, the California Privacy Protection Agency has adopted and continues to refine regulations governing automated decision-making technologies pursuant to its authority under the CCPA, with compliance obligations for automated decision-making technology planned to begin in 2027 under the final regulations. At the federal level, the United States government has affirmed its ability to regulate AI through, but not limited to, existing laws such as the Federal Trade Commission Act, the federal rulemaking process through various federal agencies, and Presidential Executive Orders. In addition, the United States Congress is actively and continuously introducing laws governing AI and data protection with the expectation that such laws will regulate AI systems while providing protection for individuals within the United States, although the timing, scope and substance of any such legislation remain uncertain. Globally, countries have been proactive in implementing laws and regulations concerning AI. For example, the European Union’s AI Act (“EU AI Act”) was adopted by the European Union and entered into force on August 1, 2024, which provides for a compliance centered around a risk-based approach taking into account the implementation and use of the AI system. Other countries, such as Canada, Australia, the United Kingdom, have adopted or have proposed laws, regulations, standards, and guidance related to AI and automated decision-making, which may impose additional compliance obligations, restrict certain uses of AI, increase our compliance costs, and adversely affect our business.
The EU AI Act is considered the world’s first comprehensive legal framework on AI, and will impose new obligations regarding transparency, oversight, and accountability on entities providing, deploying, distributing, importing, or manufacturing AI systems. Notably, the AI Act applies to providers who place or put into service AI systems on the EU market, even if they are not themselves established or located within the EU.
Compliance with the ever-changing AI landscape could result in substantial costs or require changes in business practices, with violations resulting in significant penalties.
Our internal computer systems, or those of any third-party with whom we do business may fail or suffer a cybersecurity incident, such as a data breach or computer virus, which could harm our business by damaging our reputation, exposing us to liability, adversely impacting our revenue, or materially disrupting our operations.
We rely on our information technology systems and infrastructure to manage our business. In addition, we receive, process, store, and transmit, data of others. Unauthorized access to our (or any third party with whom we do business) computer systems or stored data could result in theft or improper disclosure of personal or confidential information or other sensitive data, the deletion or modification of records, or could cause interruptions in our operations. Cybersecurity threats include, but are not limited to, ransomware attacks, phishing attempts, and the exploitation of software vulnerabilities to gain access to our information technology environment, and cybersecurity risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite our existing security measures and our commitment to implementing and continually improving our cybersecurity posture to mitigate the risk of a cybersecurity incident, we cannot guarantee that such incidents will not occur to us or any third-party with whom we do business. A cybersecurity incident, even if promptly addressed, may harm our reputation, damage our brand, and erode trust. Our systems, and those of any third-party with whom we do business, may also be vulnerable to software viruses, stolen, misplaced, or lost data, programming and/or human errors, or other similar events that may disrupt our operations or expose personal and confidential information.
Moreover, in the event of a cybersecurity incident, we may face investigations, legal actions, including class action litigation, regulatory inquiries, and regulatory enforcement actions. We may also be subject to fines, consent orders, or mandated corrective actions that could have a material adverse impact on our operations and financial position. If such an event were to occur and cause material interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, and our competitive position could be harmed.
Certain data breaches must be reported to affected individuals and various government and/or regulatory agencies, including under U.S. federal and state laws, and requirements of non-U.S. jurisdictions, including the GDPR, Canadian law, and other foreign laws. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of others, whether by us or a third-party, could: (i) subject us to civil and criminal penalties; (ii) have a negative impact on our reputation; or (iii) expose us to liability to third parties or government authorities.

Notifications and follow-up actions related to a data security incident could impact our reputation and cause us to incur significant costs, including significant legal expenses and remediation costs. We expect to incur significant costs in an effort to detect and prevent security incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security incident. However, we cannot guarantee that we will be able to detect or prevent any such incidents, or that we can remediate any such incidents in an effective or timely manner. Our efforts to improve security and protect data from compromise may also identify previously undiscovered instances of data breaches or other cybersecurity incidents. To the extent that any data breach, disruption or security incident were to result in any loss, destruction, or alteration of, damage, unauthorized access to or inappropriate or unauthorized disclosure or dissemination of, our data, including personal data, or other information that is processed or maintained on our behalf, we could be exposed to litigation and governmental investigations and inquiries, and we could be subject to significant fines or penalties for any noncompliance with applicable state, federal, and foreign privacy and security laws, rules, regulations, and standards.
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
Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.
Our common stock is listed on the NASDAQ Global Market, or Nasdaq. In order to maintain this listing, we must satisfy the continued listing requirements and standards of Nasdaq, including a minimum closing bid price requirement for our common stock of $1.00 per share. On February 12, 2026, our common stock closed below the $1.00 per share minimum price. If our common stock closes below $1.00 per share for 30 consecutive trading days, we expect to receive a deficiency notice from Nasdaq. Upon receipt of such notice, we would generally have 180 calendar days to regain compliance by achieving a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days, subject to Nasdaq’s discretion.
If we are unable to regain compliance within the applicable cure period, including any available extension, our common stock would be subject to delisting from Nasdaq. A delisting could significantly reduce the liquidity and market price of our common stock, limit investors’ ability to buy and sell our common stock, reduce analyst coverage, and negatively affect our ability to access the capital markets or complete strategic transactions on favorable terms, or at all. Delisting could also trigger certain contractual provisions or investor concerns that may further adversely affect us.
If the closing bid price of our common stock continues to trade below $1.00 per share, we may consider implementing a reverse stock split to attempt to regain compliance. However, a reverse stock split would require stockholder approval, and there can be no assurance that our stockholders would approve such a proposal or that a reverse stock split, if effected, would result in our regaining or maintaining compliance with Nasdaq’s continued listing requirements.
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
In 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) to issue and sell at closing 115,000 shares of Series A Preferred Stock, at a price of $1,000 per share (the “Initial Liquidation Preference”) for an aggregate purchase price of $115.0 million. As of December 31, 2025, all 115,000 shares of Series A Preferred Stock outstanding. The holders of the Series A Preferred Stock are entitled to dividends payable quarterly in arrears, which may be paid, at our option, in cash or by increasing the Liquidation Preference (as defined below) of each share of Series A Preferred Stock by the amount of the applicable dividend. The holders of Series A Preferred Stock (each, a “Holder” and collectively, the “Holders”) will be entitled to dividends (i) at the rate of 4.5% per annum until but excluding the seven year anniversary of the Closing, and (ii) at the rate of 7% per annum on and after the seven year anniversary of the Closing. Our ability to pay cash dividends is subject to the restrictions under our existing credit agreement. The Series A Preferred Stock has no mandatory conversion feature and is a perpetual security. Although we have the ability to redeem the shares of Series A Preferred Stock beginning on the date that is seven years from the closing date, we may be unable to do so at that time, and we will be forced to pay the higher dividend rate of 7% per annum until the time that the holders of Series A Preferred Stock convert their shares into shares of common stock or we obtain sufficient capital to redeem the Series A Preferred Stock.
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
The holders of Series A Preferred Stock generally are entitled to vote with the holders of our common stock on all matters submitted for a vote of holders of our common stock (voting together with the holders of our common stock as one class) on an as-converted basis. In addition, so long as the original purchaser and its affiliates beneficially own in the aggregate at least 5% of the shares of our common stock on a fully diluted basis including the shares of common stock issuable upon conversion of shares of Series A Preferred Stock, the holders of a majority of the outstanding shares of Series A Preferred Stock, voting as a single class, are entitled to nominate and elect one individual to serve on our board of directors. In addition, the holders of a majority of the outstanding shares of Series A Preferred Stock, voting as a separate class, will have the right to elect, for so long as the Purchaser and its affiliates own in the aggregate at least 10% of the shares of Series A Preferred Stock (or common stock into which it is convertible) outstanding as of the Closing, one non-voting observer to our board of directors. Such governance rights may grant the holders of our Series A Preferred Stock additional control rights, which may impact our ability to run our business, and may adversely affect the trading price of our common stock. Upon issuance of the Series A Preferred Stock, holders of our common stock experienced dilution of both economic and voting rights, and, because we may pay dividends in kind by increasing the liquidation value of each share of Series A Preferred Stock, holders of common stock will be further diluted at each regular dividend payment date.
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
As of December 31, 2025, we had approximately $216.7 million of NOLs as well as other tax attributes that could be available in certain circumstances to reduce future U.S. corporate income tax liabilities. Pursuant to Section 382 (“Section 382”) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and the Treasury Regulations issued thereunder, a corporation that undergoes an “ownership change” is subject to limitations on its use of its existing NOL and interest expense carryforwards and certain other tax attributes (collectively, “Tax Assets”), which can be utilized in certain circumstances to offset future U.S. tax liabilities. Generally, an “ownership change” occurs if the percentage of our stock owned by one or more “five percent stockholders” increases by more than fifty percentage points over the lowest percentage of stock owned by such stockholders at any time during the prior three-year period or, if sooner, since the last “ownership change” experienced by Upland. In the event of such an “ownership change,” Section 382 imposes an annual limitation on the amount of post-change taxable income a corporation may offset with pre-change Tax Assets. Similar rules apply in various U.S. state and local jurisdictions. However, with respect to the substantial majority of our Tax Assets potentially available for use (as described in the risk factor above "Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited."), while we have in recent years experienced significant changes in the ownership of our stock, we do not believe we have undergone an “ownership change” that would limit our ability to use these Tax Assets. However, there can be no assurance that the Internal Revenue Service will not challenge this position.
As part of the 2024 Tax Benefit Preservation Plan, our Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of Common Stock payable as of June 15, 2024. See “Note 12. Stockholders' Deficit" for additional information on the terms and operation of the 2024 Tax Benefit Preservation Plan. By adopting the 2024 Tax Benefit Preservation Plan, we are seeking to protect our ability to use our NOLs and other tax attributes to offset potential future income tax liabilities. Our ability to use such NOLs and other tax attributes would be substantially limited if we experience an “ownership change,” as defined in Section 382. the 2024 Tax Benefit Preservation Plan is intended to make it more difficult for us to undergo an ownership change by deterring any person from acquiring 4.9% or more of the outstanding shares of stock without the approval of our Board. However, there can be no assurance that the 2024 Tax Benefit Preservation Plan will prevent an “ownership change” from occurring for purposes of Section 382, and events outside of our control and which may not be subject to the 2024 Tax Benefit Preservation Plan, such as sales of our stock by certain existing shareholders, may result in such an “ownership change” in the future. While we currently have a full valuation allowance against our NOLs and other historic Tax Assets for financial accounting purposes, if we have undergone or in the future undergo an ownership change that applies to our Tax Assets, our ability to use those Tax Assets could be substantially limited after the ownership change, and this limit could have a substantial adverse effect on our cash flows and financial position. The 2024 Tax Benefit Preservation Plan will expire on June 4, 2027, unless earlier terminated.

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
Our business depends on the overall demand for information technology and software spend and on the economic health of our current and prospective customers. If worldwide economic conditions become unstable, including as a result of protectionism and nationalism, other unfavorable changes in economic conditions, such as inflation, rising interest rates, a U.S. government default on its obligations or a recession, and other events beyond our control, such as changes in trade policy, economic sanctions, natural disasters, results of global epidemics, pandemics, or contagious diseases, political instability, and global conflicts and uncertainty, then our existing customers and prospective customers may re-evaluate their decision to purchase our applications. Weak global economic conditions or a reduction in information technology or software spending by our customers could harm our business in a number of ways, including longer sales cycles and lower prices for our applications.
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

Item 1B.    Unresolved Staff Comments
None.

Item 1C.     Cybersecurity
Cybersecurity represents a critical component of our overall approach to risk management. Our customers expect us to protect their data and the impact of not doing so has financial, reputational, and regulatory implications. Disruptions caused by cyberattacks, data breaches, or system compromises can impact our business operations and financial performance. We maintain a global presence, with cybersecurity threat operations functioning 24/7 with the specific goal of identifying, preventing and mitigating cybersecurity threats and responding to cybersecurity incidents in accordance with established plans.
Cybersecurity risks are among the core enterprise risks that are subject to oversight by our Audit Committee and ultimately, our Board of Directors (the “Board”) where that oversight and review takes place at a regular cadence through quarterly reports. Our Security & Compliance Team (“S&C Team”) has established policies, procedures, and controls to protect information assets, mitigate risks, and ensure compliance with relevant laws and regulations. The S&C Team regularly reviews and updates security practices, and stays updated on emerging threats, best practices, and evolving regulatory requirements to adapt Upland’s security measures accordingly.
Risk Management and Strategy
A key part of our strategy for managing risks from cybersecurity threats is the ongoing assessment and testing of processes and practices through auditing, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee, the Board, and, if needed, we adjust our cybersecurity policies, standards, processes and practices based on the information provided by the assessments, audits and reviews.
The Company’s Chief Security Officer (“CSO”) and the S&C Team, work collaboratively across Upland to implement a program designed to protect our customer’s data and our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. To facilitate the success of this program, multidisciplinary teams throughout Upland are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with our incident response and recovery plans. Through the ongoing communications from these teams, the Chief Security Officer monitors the prevention, detection, mitigation and remediation of cybersecurity incidents in real time, and reports such incidents to Senior Leadership and the Audit Chair when appropriate.
In addition, we have established a Security Incident Response, Disaster Recover, and Business Continuity Team (“SIRT/DR/BCP”) led by the CSO and consisting of (i) President, Chief Executive Officer, (ii) Chief Product and Operating Officer, (iii) Chief Financial Officer, and others. When any defined incident occurs, the SIRT/DR/BCP team convenes to drive a remediation plan based on its security incidence response escalation process designed to contain potential incidents, investigate the root causes and corrective action required, notify relevant stakeholders and determine reporting requirements.

Governance
The CSO is the member of management that is principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across Upland. Our CSO has held leadership positions in information security for over 30 years, including serving as Chief Security Officer of large public and private organizations, with a high focus on data security. Team members that support the CSO and our information security program have relevant educational and industry experience, including holding a Masters in Cyber Security and Certified Information Systems Security Professional certifications.
The Audit Committee receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. On a quarterly basis, the Audit Committee discusses our approach to cybersecurity risk management with the CSO and management. This discussion may include reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties.
We utilize a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from our technology, operations, legal, risk management, internal audit and other key business functions, as well as the members of the Board and the Audit Committee in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner.

Item 2.    Properties
Our principal corporate offices are located in Austin, Texas, where we occupy approximately 10,385 square feet of space under a lease that expires January 2033. We also lease other office facilities domestically, some of which we sublease, located in New Hampshire, Nebraska, North Carolina, Ohio, and Texas. Internationally, we lease office space in Australia, Canada, India, Israel, Malaysia, Netherlands, Romania and the United Kingdom. We believe that our properties are generally suitable to meet our needs for the foreseeable future.

Item 3.     Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that we believe would, individually or taken together, have a material adverse effect on our business, operating results, financial condition, or cash flows. See Note 9. Commitments and Contingencies.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Market, or Nasdaq, under the symbol “UPLD”.
As of March 2, 2026, the last reported sales price of our common stock on the Nasdaq Global Market was $0.88 and there were 28 stockholders of record of our common stock, including Broadridge Financial Solutions, Inc., which holds shares of our common stock on behalf of an indeterminable number of beneficial owners.
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
Performance Graph
Notwithstanding any statement to the contrary in any of our filings with the SEC, the following information shall not be deemed “filed” with the SEC or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings irrespective of any general incorporation language contained in such filing.
The following graph compares the total cumulative stockholder return on our common stock with the total cumulative return of the Nasdaq Computer Technology Index (the “Computer Technology Index”) and the S&P 500 Composite Index during the period commencing on December 31, 2020 and ending on December 31, 2025. The graph assumes a $100 investment at the beginning of the period in our common stock, the stocks represented in the S&P 500 Composite Index and the stocks represented in Computer Technology Index, and reinvestment of any dividends. The Computer Technology Index is designed to represent a cross section of widely-held U.S. corporations involved in various phases of the computer industry. The Computer Technology Index is market-value (capitalization) weighted, based on the aggregate market value of its component stocks. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Comparison of Cumulative Total Return of Upland Software, Inc.
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
12/31/20
12/31/21
12/30/22
12/29/23
12/31/24
12/31/25
Upland Software, Inc.
NASDAQ Computer Index
S&P 500 Index

Recent Sales of Unregistered Securities
None
Issuer Purchases of Equity Securities
On August 15, 2025, the Board of Directors authorized a stock repurchase program (the “2025 Share Repurchase Plan” as defined in Note 12. Stockholders' Deficit) in the aggregate amount of up to $10,000,000 (inclusive of any taxes payable as a result of such repurchase). The authorization does not have a specified expiration date. Accordingly, unless terminated earlier by resolution of the Board, the 2025 Share Repurchase Plan will expire when the Company has repurchased all shares authorized for repurchase thereunder. The Company is not obligated to acquire any particular amount of Common Stock and may modify or suspend the repurchases at any time in the Company’s discretion.
The following table provides information about purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2025.

Period		Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
10/1/2025 -10/31/2025		—	—	—	$9,862,718
11/1/2025 - 11/30/2025		—	—	—	$9,862,718
12/1/2025 - 12/31/2025	(2)	87,546	$1.49	—	$9,862,718
		87,546		—
(1) Average price paid per share excludes commission costs and excise taxes associated with the above mentioned repurchases.
(2) The total number of shares repurchased includes 87,546 shares withheld from employees to satisfy the statutory withholding tax liability upon the vesting of share-based awards.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Item 1A. Risk Factors.” See “Part 1 - Special Note Regarding Forward Looking Statements”.

Overview
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
Sunset Assets and Divestitures
In connection with periodic reviews of our business, we decided to discontinue the availability of certain non-strategic product offerings and a limited number of non-strategic customer contracts (collectively referred to as “Sunset Assets”). As a result of the discontinuation of these Sunset Assets, we established end of life targets and reduced certain expenditures related to the sales and marketing of the Sunset Assets. It is possible that during future reviews of our business we may determine to add additional non-strategic product offerings or non-strategic customer contracts to Sunset Assets or remove certain product offerings or customer contracts from the classification of Sunset Assets. In either case, we will adjust the revenues attributable to Sunset Assets for the then current period and properly reflect the year over year change for such addition or removal.
During 2025 we completed divestitures of certain product lines in order to streamline and focus our business. These divestitures had the effect of reducing revenue and expense in the near term. In conjunction with these divestitures, we terminated a legacy vendor contract related to out-sourced research and development. As a result of this termination, we believe we are able to efficiently use our R&D Center of Excellence and reduce overall R&D costs while maintaining our development capacity and product competitiveness.

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
Cost of Revenue
Cost of product revenue. Cost of product revenue consists primarily of hosting costs, personnel-related costs of our customer success and cloud operations teams, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, and allocated overhead, as well as software license fees, internet connectivity, depreciation expenses, amortization of acquired intangible assets, specifically developed technology, as a result of business combination purchase accounting adjustments and pass-through costs directly related to delivering our applications. We expect that cost of revenues may increase in the future depending on the growth rate of our new customers and billings and our need to support the implementation, hosting and support of those new customers. We intend to continue to invest additional resources in expanding the delivery capability of our applications. As we add hosting infrastructure capacity and support personnel in advance of anticipated growth, our cost of product revenue will increase, and if such anticipated revenue growth does not occur, our product gross profit will be adversely affected both in terms of absolute dollars and as a percentage of total revenues in any particular quarterly or annual period. Our cost of product revenue is generally expensed as the costs are incurred. Acquired developed technology is valued using a cost-to-recreate approach and is generally amortized over a four- to nine-year period.
Cost of professional services revenue. Cost of professional services revenue consists primarily of personnel-related costs, including salaries, benefits, bonuses, payroll taxes, stock-based compensation and allocated overhead, as well as the costs of contracted third-party vendors and reimbursable expenses. As most of our personnel are employed on a full-time basis, our cost of professional services revenue is largely fixed in the short-term, while our professional services revenue may fluctuate, leading to fluctuations in professional services gross profit. We expect that cost of professional services as a percentage of total revenues could fluctuate from period to period depending on the level of our professional services business, the timing of sales of applications, and any associated costs relating to the delivery of services. Our cost of professional services revenue is generally expensed as costs are incurred.

Operating Expenses
Our operating expenses are classified into six categories: sales and marketing, research and development, general and administrative, depreciation and amortization, acquisition and divestiture related expenses and impairment of goodwill and other intangibles.
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
Research and development. Research and development expenses primarily consist of personnel-related costs of our research and development staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, and allocated overhead. Research and development costs related to the development of our software applications are generally recognized as incurred. We have devoted our product development efforts primarily to enhancing the functionality, and expanding the capabilities, of our applications. Investment tax credits are included as a reduction of research and development costs. Investment tax credits are recorded in the year in which the research and development costs of the capital expenditures are incurred, provided that we are reasonably certain that the credits will be received. The investment tax credit must be examined and approved by the tax authorities, and it is possible that the amounts granted will differ from the amounts recorded.
General and administrative. General and administrative expenses primarily consist of personnel-related costs for our executive, administrative, accounting and finance, information technology, legal, accounting and human resource staff, including salaries, benefits, bonuses, payroll taxes, stock-based compensation, allocated overhead, professional fees and other corporate expenses. General and administrative expenses may fluctuate as a percentage of revenue, and over time we expect that general and administrative expenses will decrease as a percent of revenue due to operational efficiencies.
Depreciation and amortization. Depreciation and amortization expenses primarily consist of depreciation and amortization of acquired intangible assets, specifically customer relationships and trade names, as a result of business combination purchase accounting adjustments.
Acquisition and divestiture related expenses. Acquisition and divestiture related expenses are transaction related expenses such as commissions, banker fees, legal and professional fees, and insurance costs. These expenses may also include transformational expenses such as severance, compensation for transitional personnel, office lease terminations and vendor cancellations. These expenses can vary based on the size, timing and location of each transaction. See “Note 15. Divestitures” in the notes to our consolidated financial statements for more information regarding current divestiture related expenses.
Impairment of goodwill and other intangibles. Goodwill impairment is recognized on a non-recurring basis when the carrying value of the Company (which is our only reporting unit) exceeds the estimated fair value of the Company as determined by reference to a number of factors and assumptions, including the spot closing price of our common stock as of a certain reporting or measurement date. We assess goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the carrying value of the Company to exceed the estimated fair value of the Company. We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. See “Note 4. Goodwill and Other Intangible Assets” in the notes to our consolidated financial statements for more information regarding our impairment charges. We will continue to evaluate goodwill and other intangibles for impairment in future periods.
Total Other Expense
Total other expense consists primarily of amortization of debt issuance costs over the term of the related term loan, revaluation of foreign subsidiaries, interest expense on outstanding debt, partially offset by amounts recognized related to our interest rate derivatives and interest income on our interest-bearing cash balances held in money market accounts. In addition, gains/losses on divested assets that meet the definition of a business under ASC 805 are included in total other expense.

Income Taxes
Because we have not generated domestic net income in any period to date, we have recorded a full valuation allowance against our domestic net deferred tax assets, exclusive of tax deductible goodwill. We have historically not recorded any significant provision for U.S.federal or state income taxes, other than deferred taxes related to tax deductible goodwill and current taxes in certain separate company filing states and states in which loss carryforwards do not fully offset taxable income. The balance of the tax benefit (provision) for the years ended December 31, 2025, 2024 and 2023, outside of tax deductible goodwill and current taxes in separate filing states, is related to foreign income taxes, primarily operations of our subsidiaries in Canada and Ireland, and to the release of valuation allowances associated with acquisitions of domestic entities with a benefit generated in the UK and Australia fully offset by valuation allowances. Realization of any of our domestic deferred tax assets depends upon future earnings, the timing and amount of which are uncertain. Based on analysis of acquired net operating losses, utilization of our net operating losses will be subject to annual limitations due to the ownership change rules under the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. In the event we have subsequent changes in ownership, the availability of net operating losses and research and development credit carryovers could be further limited.

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

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Revenue:
Subscription and support	$205,073	95%	$260,685	95%	$281,554	95%
Perpetual license	5,280	2%	5,837	2%	6,077	2%
Total product revenue	210,353	97%	266,522	97%	287,631	97%
Professional services	6,523	3%	8,272	3%	10,221	3%
Total revenue	216,876	100%	274,794	100%	297,852	100%
Cost of revenue:
Subscription and support (1)(2)	50,882	23%	76,037	28%	88,894	30%
Professional services and other	3,876	2%	5,055	2%	7,467	2%
Total cost of revenue	54,758	25%	81,092	30%	96,361	32%
Gross profit	162,118	75%	193,702	70%	201,491	68%
Operating expenses:
Sales and marketing (1)	44,113	20%	66,301	24%	64,342	22%
Research and development (1)	36,511	17%	47,365	17%	49,375	17%
General and administrative (1)	38,025	18%	49,463	18%	61,264	21%
Depreciation and amortization	26,850	12%	45,622	17%	58,614	20%
Acquisition and divestiture related expenses	9,720	5%	19	—%	3,060	—%
Impairment of goodwill and other intangibles	2,469	1%	87,227	32%	128,755	43%
Total operating expenses	157,688	73%	295,997	108%	365,410	123%
Income (loss) from operations	4,430	2%	(102,295)	(38)%	(163,919)	(55)%
Other expense:
Interest expense, net	(15,785)	(7)%	(8,939)	(3)%	(18,684)	(6)%
Loss on divestitures of businesses	(24,364)	(11)%	—	—%	—	—%
Loss on debt extinguishment	(2,301)	(1)%	—	—%	—	—%
Other expense, net	(652)	(1)%	1,142	—%	236	—%
Total other expense	(43,102)	(20)%	(7,797)	(3)%	(18,448)	(6)%
Loss before benefit from (provision for) income taxes	(38,672)	(18)%	(110,092)	(41)%	(182,367)	(61)%
Benefit from (provision for) income taxes	(232)	—%	(2,640)	—%	2,493	1%
Net loss	(38,904)	(18)%	(112,732)	(41)%	(179,874)	(60)%
Preferred stock dividends	(5,848)	(3)%	(5,592)	(2)%	(5,347)	(2)%
Net loss attributable to common stockholders	$(44,752)	(21)%	$(118,324)	(43)%	$(185,221)	(62)%
Net loss per common share:
Loss from continuing operations per common share, basic and diluted	$(1.56)		$(4.26)		$(5.77)
Weighted-average common shares outstanding, basic and diluted	28,615,649		27,789,248		32,074,906

(1) Includes stock-based compensation as detailed below and under Note 12. Stockholders' Deficit - Stock-Based Compensation.
(2) Includes amortization expense as detailed below.

Comparison of Years Ended December 31, 2025 and December 31, 2024

Revenue

	Year Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$205,073	$260,685	$(55,612)	(21)%
Perpetual license	5,280	5,837	(557)	(10)%
Total product revenue	210,353	266,522	(56,169)	(21)%
Professional services	6,523	8,272	(1,749)	(21)%
Total revenue	$216,876	$274,794	$(57,918)	(21)%
Subscription and support revenue was $205.1 million in the year ended December 31, 2025, compared to $260.7 million in the year ended December 31, 2024, a decrease of $55.6 million, or 21%. The decrease is primarily due to the expected declines in subscription and support revenue related to divested product lines and Sunset Assets of $53.1 million and $3.3 million, respectively. These decreases are offset by an increase in subscription and support revenue of $0.8 million related to our core product lines.
Perpetual license revenue was $5.3 million in the year ended December 31, 2025, compared to $5.8 million in the year ended December 31, 2024, a decrease of $0.5 million, or 10%. The decrease is attributable to decreases in customer purchases of on-premise software of $0.1 million in divested product lines, $0.1 million in Sunset Assets and $0.3 million related to core product lines.
Professional services revenue was $6.5 million in the year ended December 31, 2025, compared to $8.3 million in the year ended December 31, 2024, a decrease of $1.7 million, or 21% due to fewer implementation services provided in the year ended December 31, 2025. Professional services revenue related to our divested product lines decreased by $0.6 million and Sunset Assets decreased by $0.1 million while professional services revenue related to our core product lines decreased by $1.0 million.

Cost of Revenue

	Year Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	% Change
	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$50,882	$76,037	$(25,155)	(33)%
Professional services	3,876	5,055	(1,179)	(23)%
Total cost of revenue	54,758	81,092	(26,334)	(32)%
Gross profit	$162,118	$193,702	$(31,584)	(16)%

(1) Includes amortization and stock-based compensation expense as follows:
Amortization	$5,287	$9,364	$(4,077)	(44)%
Stock-based compensation	$420	$765	$(345)	(45)%
Cost of subscription and support revenue was $50.9 million in the year ended December 31, 2025, compared to $76.0 million in the year ended December 31, 2024, a decrease of $25.1 million, or 33%. The decrease related to divested product lines was $22.3 million attributable to $6.1 million of infrastructure costs, $9.4 million of variable telecom carrier costs, $4.2 million of personnel costs and $2.6 million of non-cash amortization of divested intangibles. The decrease related to Sunset assets was $1.1 million total attributable to reduced infrastructure costs of $0.4 million, reduced personnel costs of $0.6 million and reduced non-cash amortization of intangibles of $0.1 million. The remaining decrease of $1.8 million related to a reduction of $1.4 million in non-cash amortization of intangibles, a decrease of $0.5 million personnel costs, and $0.3 million in professional services offset with an increase in $0.4 million of infrastructure costs in our on-going product lines.

Cost of professional services revenue was $3.9 million in the year ended December 31, 2025, compared to $5.1 million in the year ended December 31, 2024, a decrease of $1.2 million, or 23%. The decrease in cost of professional services was comprised of a decrease in personnel-related expenses of $0.5 million in our divested product lines, $0.1 million in our Sunset Assets and $0.6 million in our on-going product lines.

Operating Expenses
Sales and Marketing Expense

	Year Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	% Change
	(dollars in thousands)
Sales and marketing	$44,113	$66,301	$(22,188)	(33)%

Includes stock-based compensation as follows:
Stock-based compensation	$448	$1,512	$(1,064)	(70)%
Sales and marketing expense was $44.1 million in the year ended December 31, 2025, compared to $66.3 million in the year ended December 31, 2024, a decrease of $22.2 million, or 33%. The decrease related to divested product lines was $12.9 million comprised of $11.5 million in personnel-related costs and $1.4 million in marketing and other spend. The remaining decrease was related to decreases of $0.2 million in costs related to our Sunset Assets, and $9.1 million related to declines in personnel-related costs including non-cash stock-based compensation, facility costs, and marketing spend in our on-going product lines.

Research and Development Expense

	Year Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	% Change
	(dollars in thousands)
Research and development	$36,511	$47,365	$(10,854)	(23)%

Includes stock-based compensation as follows:
Stock-based compensation	$785	$2,095	$(1,310)	(63)%
Research and development expense was $36.5 million in the year ended December 31, 2025, compared to $47.4 million in the year ended December 31, 2024, a decrease of $10.9 million, or 23%. The decrease in research and development expense is primarily attributable to a $7.0 million decrease in personnel-related costs in our divested product lines, a $0.3 million decrease in personnel-related costs in our Sunset Assets and a $3.6 million decrease in personnel-related costs including stock-based compensation in our remaining product lines. These decreases reflect the termination of our out-sourced research and development contract and the continued use of our efficient India Center of Excellence.

General and Administrative Expense

	Year Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	% Change
	(dollars in thousands)
General and administrative	$38,025	$49,463	$(11,438)	(23)%

Includes stock-based compensation as follows:
Stock-based compensation	$7,455	$10,898	$(3,443)	(32)%
General and administrative expense was $38.0 million in the year ended December 31, 2025, compared to $49.5 million in the year ended December 31, 2024, a decrease of $11.5 million, or 23%. This decrease is due to a decrease of $9.7 million related to our on-going product lines comprised of decreases of $7.4 million in personnel-related costs, $0.4 million in office lease expense and $1.9 million in legal and accounting professional fees. The remainder of the decrease was related to a $0.3 million decrease in personnel-related costs in our Sunset Assets and a $1.5 million decrease related to our divested product lines combined with the effects of divestiture-related transition services agreements which ended in July 2025.

Depreciation and Amortization Expense

	Year Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	% Change
	(dollars in thousands)
Depreciation and amortization:
Depreciation	$955	$1,222	$(267)	(22)%
Amortization	25,895	44,400	(18,505)	(42)%
Total depreciation and amortization	$26,850	$45,622	$(18,772)	(41)%
Depreciation and amortization expense was $26.9 million in the year ended December 31, 2025, compared to $45.6 million in the year ended December 31, 2024, a decrease of $18.7 million, or 41%. $17.9 million of the decrease resulted from the decline in amortization from intangible assets associated with the divested product lines, $0.6 million from Sunset assets, and $0.2 million related to intangible assets related to our ongoing product lines becoming fully amortized.

Acquisition and Divestiture related Expenses

	Year Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	% Change
	(dollars in thousands)
Acquisition and divestiture related expenses	$9,720	$19	$9,701	*NM
*NM - Not meaningful.
Acquisition and divestiture related expenses were $9.7 million in the year ended December 31, 2025, compared to nominal amounts for the year ended December 31, 2024, an increase of $9.7 million. Divestiture related expenses in 2025 consisted of $2.6 million in professional services fees related to the divestitures completed during the year ended December 31, 2025. We also recorded a one-time termination fee and other cancellation costs of $5.5 million in 2025 related to a legacy vendor contract for out-sourced research and development. Additional costs included severance of $1.0 million and $0.6 million of license, data center and other fees. Acquisition and divestiture related expenses were immaterial in 2024 as no acquisitions or divestitures occurred during 2023 or 2024.

Impairment of goodwill and other intangibles

	Year Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	% Change
	(dollars in thousands)
Impairment of goodwill and other intangibles	$2,469	$87,227	$(84,758)	(97)%
During the year ended December 31, 2025, we identified a triggering event related to certain intangible assets related to divestitures and performed a valuation of certain long-lived assets in accordance with ASC 360. As a result of the valuation, we recorded $2.5 million of impairment expense related to certain intangible assets.
As a result of declines in our stock price during the year ended December 31, 2024, we performed a goodwill impairment evaluation which resulted in a goodwill impairment of $87.2 million in 2024.

Other Expense, net

	Year Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	% Change
	(dollars in thousands)
Other Expense:
Interest expense, net	$(15,785)	$(8,939)	$(6,846)	77%
Loss on divestitures of businesses	(24,364)	—	(24,364)	NM
Loss on debt extinguishment	(2,301)	—	(2,301)	NM
Other expense, net	(652)	1,142	(1,794)	(157)%
Total other expense	$(43,102)	$(7,797)	$(35,305)	453%
*NM - Not meaningful.
Interest expense, net was $15.8 million in the year ended December 31, 2025, compared to $8.9 million for the year ended December 31, 2024, an increase of $6.9 million, or 77%. The increase in interest expense is primarily attributable to the effects of our interest rate derivatives which reduced interest expense, net by $23.7 million in 2024 but only reduced interest expense, net by $7.9 million in 2025. The effects of the interest rate derivatives were offset by decreased cash interest expense of $14.8 million due to the reduction of outstanding debt from 2024 to 2025. In addition, interest income declined by $6.4 million in 2025 compared to 2024 due to lower cash and cash equivalents. Other changes in interest expense, net were due to changes in amortization of debt costs.
Loss on divestitures of businesses was $24.4 million in the year ended December 31, 2025 as compared to nil in the year ended December 31, 2024. During 2025, we divested multiple product lines in order to focus on our higher margin and higher growth potential product lines. No such divestitures occurred in 2024.
Loss on debt extinguishment was $2.3 million in the year ended December 31, 2025 compared to nil in the year ended December 31, 2024. The non-cash loss on debt extinguishment was the result of the replacement of our previous credit facility with our new credit facility. As a result of paying down our previous credit facility, we were required to expense $2.3 million of remaining unamortized debt discount on our previous term loan. No debt was extinguished in 2024.
Other expense, net was $0.7 million in the year ended December 31, 2025, compared to other income, net of $1.1 million in the year ended December 31, 2024, a change of $1.8 million. The change in other expense is primarily due to foreign currency exchange fluctuations.

Provision for Income Taxes

	Year Ended December 31,
	2025	2024	Change
	Amount	Amount	Amount	% Change
	(dollars in thousands)
Provision for income taxes	$(232)	$(2,640)	$2,408	(91)%
Effective income tax rate	0.6%	2.4%
Expense from income taxes was $0.2 million in the year ended December 31, 2025, compared to $2.6 million in the year ended December 31, 2024, a decrease in expense from income taxes of $2.4 million, or 91%. This decrease was related primarily to the the tax benefit recorded upon the current year divestiture in Ireland which was offset by increased tax expense in Canada.
Comparison of Years Ended December 31, 2024 and December 31, 2023
For a comparison of the years ended December 31, 2024 and 2023 refer to “Item 7. Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 12, 2025.
Key Metrics and Non-GAAP Financial Measures
In addition to the GAAP financial measures described in “Results of Operations” above, we regularly review the following key metrics and non-GAAP financial measures to evaluate and identify trends in our business, measure our performance, prepare financial projections and make strategic decisions (in thousands, except percentages):

	As of December 31,
	2025	2024	2023
Other Financial Data (unaudited):
Annualized recurring revenue value at year-end	$165,931	$225,620	$242,136
Annual net dollar retention rate	96%	96%	95%
Adjusted EBITDA	$58,012	$55,638	$64,438
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
Our ARR was $165.9 million, $225.6 million and $242.1 million as of December 31, 2025, 2024 and 2023, respectively.
Annual net dollar retention rate
We measure our ability to grow and retain ARR from existing clients using a metric we refer to as our annual net dollar retention rate. We define annual net dollar retention rate as of December 31 as the aggregate ARR as of December 31 from those customers that were also customers as of December 31 of the prior fiscal year, divided by the aggregate ARR value from all customers as of December 31 of the prior fiscal year. This measure excludes the revenue value of uncontracted overage fees, on-demand service fees, and our Sunset Assets. For purposes of calculating our annual net dollar retention rate as of December 31, 2025, ARR attributable to the divested businesses has been excluded from both the current and prior fiscal year amounts used in the calculation.

Our annual net dollar retention rate was 96%, 96% and 95% as of December 31, 2025, 2024 and 2023, respectively.

Non-GAAP Financial Measures
Adjusted EBITDA
We monitor Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. We define Adjusted EBITDA as net loss, calculated in accordance with GAAP, adjusted for depreciation and amortization expense, net interest expense, loss on debt extinguishment, net other expense, benefit from (provision for) income taxes, stock-based compensation expense, acquisition and divestiture related expenses, non-recurring litigation costs, purchase accounting, deferred revenue discount, loss on divestitures of businesses and impairment of goodwill and other intangible assets.
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
•Impairment of goodwill and other intangible assets and depreciation and amortization are non-cash charges, and the assets being depreciated or amortized, which contribute to the generation of revenue, will often have to be replaced in the future and Adjusted EBITDA does not reflect cash requirements for such replacements; however, much of the depreciation and amortization relates to amortization of acquired intangible assets, as well as the goodwill as a result of business combination purchase accounting adjustments, which will not need to be replaced in the future;
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

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Net loss	$(38,904)	$(112,732)	$(179,874)

Depreciation and amortization expense	32,137	54,986	71,985
Interest expense (income), net	15,785	8,939	18,684
Loss on debt extinguishment	2,301	—	—
Other expense, net	652	(1,142)	(236)
Benefit from (provision for) income taxes	232	2,640	(2,493)
Stock-based compensation expense	9,108	15,270	22,874
Acquisition and divestiture related expenses	9,720	19	3,060
Non-recurring litigation costs	35	187	1,126
Purchase accounting deferred revenue discount	113	244	557
Loss on divestitures of businesses	24,364	—	—
Impairment of goodwill and other intangibles	2,469	87,227	128,755
Adjusted EBITDA	$58,012	$55,638	$64,438
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
For the three-month period ended December 31, 2025, our Core Organic Growth Rate was negative 0.1%.
Core Organic Growth Rates are not necessarily indicative of either future results of operations or actual results that might have been achieved had certain Sunset Asset classifications not been made or had certain acquisitions or dispositions been consummated on the first day of the prior year period presented. We believe that this metric is useful to management and investors in analyzing our financial and operational performance period-over-period along with evaluating the growth of our business normalized for the impact of acquisitions and dispositions, as well as adjusting for the exclusion of Sunset Assets and non-committed Overage Charges.
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

	Three Months Ended December 31,
	2025	2024

	(dollars in thousands)
Reconciliation of total revenue to core organic revenue:
Total revenue	$49,312	$68,027
Less:
Perpetual license revenue	1,313	1,531
Professional services revenue	1,300	2,164
Subscription and support revenue from Sunset Assets	2,124	2,848
Subscription and support revenue from divestitures	—	15,408
Overage Charges	217	1,668
Core organic revenue	$44,358	$44,408

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operating activities, the raising of capital including sales of our common stock and our convertible preferred stock, and borrowings under our Credit Facilities (as hereinafter defined). We believe that current cash and cash equivalents and cash flows from operating activities will be sufficient to fund our operations for at least the next twelve months.
The following table summarizes our liquidity for the periods indicated:

	Year Ended December 31,
	2025	2024
	(dollars in thousands)
Cash, cash equivalents and restricted cash	$30,024	$57,052
Available borrowings from our Revolving Facility	30,000	—
Total Liquidity	$60,024	$57,052

The $27.0 million decrease in cash and cash equivalents from December 31, 2024 to December 31, 2025 was due primarily to the $55.2 million reduction of our outstanding debt and payment of fees related to the debt refinance of $7.1 million offset with cash inflows from operations of $25.8 million, and $9.8 million of proceeds divestitures of businesses.
Our cash and cash equivalents held by our foreign subsidiaries was $10.0 million as of December 31, 2025. If these funds held by our foreign subsidiaries are repatriated, we would be required to accrue and pay U.S. taxes. However, our intent is to either permanently reinvest these funds outside the U.S. or use these funds to repay certain long-term intercompany loans. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
As of December 31, 2025 and 2024, we had a working capital deficits of $18.5 million and $2.0 million respectively.
Credit Facility
On July 25, 2025, we entered into a Credit Agreement with (i) a new $240.0 million, six-year term loan and (ii) a $30.0 million revolving credit facility maturing in July 2031. We used the proceeds of the term loan, together with cash on hand, including proceeds from the sale of our interest rate swaps, to redeem all of our prior existing Term Loans. The proceeds of loans under the revolving credit facility will be used for working capital and other general corporate purposes. No amounts have been drawn on the revolving credit facility as of December 31, 2025. At December 31, 2025, the floating interest rate was 9.7%. As of December 31, 2025, we were in compliance with all covenants under the Credit Agreement.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(dollars in thousands)
Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$25,800	$24,239
Net cash provided by (used in) investing activities	8,800	(882)
Net cash used in financing activities	(63,446)	(202,307)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	1,818	(557)
Change in cash, cash equivalents and restricted cash	(27,028)	(179,507)
Cash, cash equivalents and restricted cash, beginning of period	57,052	236,559
Cash, cash equivalents and restricted cash, end of period	$30,024	$57,052
Cash Flows from Operating Activities
Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the anticipated growth of our business. Our working capital consists primarily of cash, receivables from customers, prepaid assets, unbilled professional services, deferred commissions, accounts payable, accrued compensation and other accrued expenses, lease liabilities and deferred revenues. The volume of professional services rendered, the volume and timing of customer bookings and contract renewals, and the related timing of collections and renewals on those bookings, as well as the timing of spending commitments and payments of our accounts payable, accrued expenses, accrued payroll and related benefits, all affect these account balances.
Cash provided by operating activities was $25.8 million for 2025 compared to $24.2 million for 2024, an increase of $1.6 million. This increase in operating cash flow is generally attributable to differences in non-cash adjustments to net loss and timing differences in changes in working capital.
A substantial source of cash is invoicing for subscriptions and support fees in advance, which is recorded as deferred revenue, and is included on our consolidated balance sheets as a liability. Deferred revenue consists of the unearned portion of booked fees for our software subscriptions and support and for professional services, which is amortized into revenue in accordance with our revenue recognition policy. We assess our liquidity, in part, through an analysis of new subscriptions invoiced, expected cash receipts on new and existing subscriptions, and our ongoing operating expense requirements.
Cash Flows from Investing Activities
Historically, our investing activities have consisted of routine purchases of office equipment. Other activities, such as divestitures of businesses including the collections on a note receivable from divested product lines, and purchases of other fixed assets, may affect our cash flows from investing activities in such periods as these transactions occur.
Cash provided by investing activities was $8.8 million for 2025 compared to cash used of $0.9 million for 2024, a change of $9.7 million. During 2025, the Company divested of certain products and received cash proceeds of $9.8 million. Other cash proceeds consisted $0.3 million in collections on the note receivable related to divestitures. Cash used in investing activities consisted of purchases of leasehold improvements and equipment of $1.4 million for 2025 compared to $0.9 million of purchases of property and equipment for 2024.
Cash Flows from Financing Activities
Historically, our primary financing activities have consisted of capital raises, proceeds from debt obligations, repayments of our debt obligations, share repurchases and share based employee payroll tax payment activity.
Cash used in financing activities was $63.4 million in 2025 compared to $202.3 million in 2024, a decrease in cash used of $138.9 million. Cash used in financing activities decreased primarily due to $55.2 million in payments on our outstanding debt in 2025 compared to $188.4 million in payments made in 2024 and less cash used in repurchases of Common Stock which totalled $0.1 million in 2025 as compared to $11.0 million in 2024. These decreases in cash used for financing activities were partially offset by additional cash paid for lender fees and debt issuance costs in 2025 of $7.1 million as compared to $0.4 million in 2024.

Contractual Payment Obligations
The following table summarizes our future contractual obligations as of December 31, 2025 (in thousands):

	Next 12 Months	Beyond 12 Months	Total
Debt Obligations (1)	$8,872	$229,628	$238,500
Interest on Debt Obligations (2)	22,921	99,979	122,900
Operating Lease Obligations (3)	1,053	2,355	3,408
Purchase Commitments (4)	9,597	30,652	40,249
Total	$42,443	$362,614	$405,057
(1)Consists of contractual principal payments on our Credit Facility. See “Liquidity and Capital Resources” above for further discussion regarding our Credit Facility.
(2)Future interest on debt obligations is calculated using the interest rate effective as of December 31, 2025. We have entered into interest rate derivatives to limit exposure to interest rate risk related to a portion of our debt. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk” for further discussion.
(3)We lease office space under operating leases that expire between 2025 and 2033. Operating lease obligations above do not include the impact of future rental income related to agreements we have entered into to sublet excess office space as a result of our transformation activities.
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
While our significant accounting policies are more fully described in “Note 2. Basis of Presentation and Summary of Significant Accounting Policies” in the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the accounting policy discussed below is critical to understanding our historical and future performance, as this policy relates to a more significant area involving management’s judgments and estimates.
Goodwill Impairment
We assess goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the carrying value of the Company to exceed the estimated fair value of the Company.
As we operate as one reporting unit, the goodwill impairment evaluation is performed at the consolidated entity level by comparing the estimated fair value of the Company to its carrying value. We first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Qualitative factors considered include: industry and market considerations; macroeconomic conditions; and other relevant events and factors. Based on the qualitative assessment, if it is determined that it is more likely than not that the Company's fair value is less than its carrying value, then we perform a quantitative analysis using a fair-value-based approach to determine if the fair value of our reporting unit is less than its carrying value. Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, weighted average cost of capital, and future economic and market conditions. See “Note 4. Goodwill and Other Intangible Assets” for more information.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our cash equivalents in money market funds and our variable rate indebtedness.
The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished currently by making diversified investments, consisting only of money market mutual funds and certificates of deposit. As of December 31, 2025, we had $18.6 million in money market mutual funds. Based on the Company’s balance of money market mutual funds at December 31, 2025, a hypothetical change of 100 basis point could have resulted in a $0.2 million change in interest income for the year ended December 31, 2025.
Our Credit Agreement bears interest at the secured overnight financing rate, which shall not be less than 1.50%, plus a margin of 6.00% per annum (with step downs and a potential step up at specified leverage levels). We have an interest rate cap to limit the interest rate risk exposure and effectively cap the secured overnight financing rate on $120 million of our outstanding debt at 4.5% as described in “Note 6. Debt.
As of December 31, 2025, we had an outstanding balance of $238.5 million under our Credit Agreement that matures in July 2031. Based on the Company’s outstanding balance of variable rate debt at December 31, 2025, a hypothetical change of 100 basis points could have resulted in a $1.1 million increase to total interest expense for the year ended December 31, 2025.
Foreign Currency Exchange Risk
Our customers are generally invoiced in the currency of the country in which they are located. In addition, we incur a portion of our operating expenses in foreign currencies, including Australian dollars, British pounds, Canadian dollars, Indian Rupees, Euros and Israeli New Shekels, and in the future, as we expand into other foreign countries, we expect to incur operating expenses in other foreign currencies. As a result, we are exposed to foreign exchange rate fluctuations as the financial results of our international operations and our revenue and operating results could be adversely affected. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exchange rate exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs, or illiquid markets. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would have resulted in a change in revenue of $6.0 million for the year ended December 31, 2025. To date, we have not engaged in any hedging strategies. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in foreign currency exchange rates.
The non-financial assets and liabilities of our foreign subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' deficit in accumulated other comprehensive loss. We have foreign currency denominated intercompany loans. To the extent that repayment of the loans is not anticipated for the foreseeable future, the foreign currency gains (losses) resulting from remeasurement are recognized in accumulated other comprehensive loss in the consolidated statements of stockholders' deficit. Foreign currency translation gains and losses related to long-term intercompany loans that are payable in the foreseeable future are recorded in other expense, net in the consolidated statements of operations.

Item 8.    Financial Statements and Supplementary Data
UPLAND SOFTWARE, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Upland Software, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Upland Software, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of goodwill for impairment
Description of the Matter	At December 31, 2025, the Company’s goodwill balance was $260 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested at least annually for impairment, or more frequently when events or circumstances indicate that it is more likely than not that the Company’s fair value is less than its carrying value. Estimating fair value in connection with this impairment evaluation involves the utilization of the discounted cash flow and guideline public company methods. As described in Note 4 to the consolidated financial statements, the Company performed a quantitative impairment evaluation during the quarter ended December 31, 2025, which did not result in goodwill impairment.
Auditing management’s quantitative goodwill impairment evaluation was complex because the estimation of fair value under the income approach involves subjective management assumptions, including estimation of future revenue growth rates, operating margins, and weighted average cost of capital. Assumptions used in these valuation models are forward-looking, and changes in these assumptions can have a material effect on the determination of fair value.
How We Addressed the Matter in Our Audit	Our audit procedures to test the Company’s impairment evaluation included, among others, assessing the valuation methodologies and significant assumptions discussed above and the underlying data used to develop such assumptions. For example, we compared the significant assumptions to current industry, market, and economic trends, to historical results of the Company and to other guideline companies within the same industry. We also assessed the historical accuracy of management’s estimates and performed independent sensitivity analyses. We involved our valuation specialists to assist us in evaluating the methodologies and auditing the significant assumptions used to calculate the estimated fair values.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2013.
Austin, Texas
March 3, 2026

Upland Software, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$29,398	$56,426
Restricted cash	626	626
Accounts receivable, net of allowance for credit losses	25,603	38,647
Deferred commissions, current	5,660	8,361
Unbilled receivables	3,981	3,441
Income tax receivable, current	1,832	762
Prepaid expenses and other current assets	8,154	10,129
Total current assets	75,254	118,392
Tax credits receivable	863	951
Property and equipment, net	1,815	1,518
Operating lease right-of-use asset	1,713	1,364
Intangible assets, net	62,317	123,903
Goodwill	259,631	260,976
Deferred commissions, noncurrent	7,865	12,147
Interest rate derivatives	15	9,742
Other assets	3,704	529
Total assets	$413,177	$529,522
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,140	$9,388
Accrued compensation	4,358	6,226
Accrued expenses and other current liabilities	3,938	6,876
Deferred revenue	74,768	93,706
Operating lease liabilities, current	817	1,000
Current maturities of notes payable (includes unamortized discount of $1,133 and $2,176 at December 31, 2025 and December 31, 2024, respectively)	7,739	3,224
Total current liabilities	93,760	120,420
Notes payable, less current maturities (includes unamortized discount of $4,961 and $1,280 at December 31, 2025 and December 31, 2024, respectively)	224,667	286,970
Deferred revenue, noncurrent	4,841	4,670
Operating lease liabilities, noncurrent	1,971	762
Noncurrent deferred tax liability, net	6,723	11,347
Other long-term liabilities	505	428
Total liabilities	332,467	424,597
Commitments and contingencies (Note 9)
Mezzanine Equity:
Series A Convertible Preferred stock, 0.0001 par value; 5,000,000 shares authorized: 115,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	129,078	123,230
Stockholders’ deficit:
Common stock, $0.0001 par value; 75,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 29,118,178 and 28,168,267 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	607,275	605,286
Accumulated other comprehensive loss	(15,138)	(21,990)
Accumulated deficit	(640,508)	(601,604)
Total stockholders’ deficit	(48,368)	(18,305)
Total liabilities, convertible preferred stock and stockholders’ deficit	$413,177	$529,522
See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Operations

(in thousands, except share and per share amounts)	Year Ended December 31,
	2025	2024	2023
Revenue:
Subscription and support	$205,073	$260,685	$281,554
Perpetual license	5,280	5,837	6,077
Total product revenue	210,353	266,522	287,631
Professional services	6,523	8,272	10,221
Total revenue	216,876	274,794	297,852
Cost of revenue:
Subscription and support	50,882	76,037	88,894
Professional services and other	3,876	5,055	7,467
Total cost of revenue	54,758	81,092	96,361
Gross profit	162,118	193,702	201,491
Operating expenses:
Sales and marketing	44,113	66,301	64,342
Research and development	36,511	47,365	49,375
General and administrative	38,025	49,463	61,264
Depreciation and amortization	26,850	45,622	58,614
Acquisition and divestiture related expenses	9,720	19	3,060
Impairment of goodwill and other intangibles	2,469	87,227	128,755
Total operating expenses	157,688	295,997	365,410
Income (loss) from operations	4,430	(102,295)	(163,919)
Other income (expense):
Interest expense, net	(15,785)	(8,939)	(18,684)
Loss on divestitures of businesses	(24,364)	—	—
Loss on debt extinguishment	(2,301)	—	—
Other income (expense), net	(652)	1,142	236
Total other expense, net	(43,102)	(7,797)	(18,448)
Loss before benefit from (provision for) income taxes	(38,672)	(110,092)	(182,367)
Benefit from (provision for) income taxes	(232)	(2,640)	2,493
Net loss	$(38,904)	$(112,732)	$(179,874)
Preferred stock dividends	(5,848)	(5,592)	(5,347)
Net loss attributable to common stockholders	$(44,752)	$(118,324)	$(185,221)
Net loss per common share:
Net loss per common share, basic and diluted	$(1.56)	$(4.26)	$(5.77)
Weighted-average common shares outstanding, basic and diluted	28,615,649	27,789,248	32,074,906

See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Comprehensive Loss

(in thousands)	Year Ended December 31,
	2025	2024	2023
Net loss	$(38,904)	$(112,732)	$(179,874)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	6,526	(6,225)	2,685
Realized foreign currency gain	4,423	—	—
Unrealized translation gain (loss) on foreign currency denominated intercompany loans, net of taxes	3,872	(3,147)	4,096
Interest rate swaps, net of reclassifications into earnings	(7,969)	(18,786)	(11,723)
Other comprehensive income (loss):	$6,852	$(28,158)	$(4,942)
Comprehensive loss	$(32,052)	$(140,890)	$(184,816)

See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Equity (Deficit)
(in thousands, except share amount)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	115,000	$112,291	32,221,855	$3	$606,755	$11,110	$(308,998)	$308,870
Dividends accrued - Convertible Preferred Stock	—	5,347	—	—	(5,347)	—	—	(5,347)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	931,652	—	(1,086)	—	—	(1,086)
Stock repurchases and retirements	—	—	(3,245,100)	—	(14,201)	—	—	(14,201)
Stock-based compensation	—	—	—	—	22,874	—	—	22,874
Foreign currency translation adjustment	—	—	—	—	—	2,685	—	2,685
Unrealized translation gain (loss) on foreign currency denominated intercompany loans	—	—	—	—	—	4,096	—	4,096
Interest rate swaps	—	—	—	—	—	(11,723)	—	(11,723)
Net loss	—	—	—	—	—	—	(179,874)	(179,874)
Balance at December 31, 2023	115,000	117,638	29,908,407	$3	$608,995	$6,168	$(488,872)	$126,294
Dividends accrued - Convertible Preferred Stock	—	5,592	—	—	(5,592)	—	—	(5,592)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	1,468,565	—	(2,591)	—	—	(2,591)
Stock repurchases and retirements	—	—	(3,208,705)	—	(10,796)	—	—	(10,796)
Stock-based compensation	—	—	—	—	15,270	—	—	15,270
Foreign currency translation adjustment	—	—	—	—	—	(6,225)	—	(6,225)
Unrealized translation gain (loss) on foreign currency denominated intercompany loans	—	—	—	—	—	(3,147)	—	(3,147)
Interest rate swaps	—	—	—	—	—	(18,786)	—	(18,786)
Net loss	—	—	—	—	—	—	(112,732)	(112,732)
Balance at December 31, 2024	115,000	$123,230	28,168,267	$3	$605,286	$(21,990)	$(601,604)	$(18,305)
Dividends accrued - Convertible Preferred Stock	—	5,848	—	—	(5,848)	—	—	(5,848)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	1,005,508	—	(1,134)	—	—	(1,134)
Stock repurchases and retirements	—	—	(55,597)	—	(137)	—	—	(137)
Stock-based compensation	—	—	—	—	9,108	—	—	9,108
Realized foreign currency translation from divestitures of businesses	—	—	—	—	—	4,423	—	4,423
Foreign currency translation adjustment	—	—	—	—	—	6,526	—	6,526
Unrealized translation gain (loss) on foreign currency denominated intercompany loans	—	—	—	—	—	3,872	—	3,872
Interest rate swaps	—	—	—	—	—	(7,969)	—	(7,969)
Net loss	—	—	—	—	—	—	(38,904)	(38,904)
Balance at December 31, 2025	115,000	$129,078	29,118,178	$3	$607,275	$(15,138)	$(640,508)	$(48,368)

See accompanying notes.

Upland Software, Inc.
Consolidated Statements of Cash Flows

(in thousands)	Year Ended December 31,
	2025	2024	2023
Operating activities
Net loss	$(38,904)	$(112,732)	$(179,874)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,137	54,986	71,985
Deferred income taxes	(5,283)	(3,658)	(4,209)
Amortization of deferred costs	8,132	12,150	13,170
Foreign currency re-measurement	(873)	(999)	(538)
Non-cash interest, net and other income, net	(2,931)	(11,978)	(2,976)
Non-cash stock-based compensation expense	9,108	15,270	22,874
Non-cash loss on impairment of goodwill and other intangibles	2,469	87,227	128,755
Non-cash loss on divestitures of businesses	24,364	—	—
Non-cash loss on retirement of fixed assets	60	17	47
Non-cash loss on debt extinguishment	2,301	—	—
Changes in operating assets and liabilities:
Accounts receivable	5,393	(328)	8,916
Prepaid expenses and other current assets	(854)	74	(471)
Other assets	(1,062)	(10,089)	10,866
Accounts payable	(5,719)	1,344	(6,896)
Accrued expenses and other liabilities	(926)	(556)	(6,188)
Deferred revenue	(1,612)	(6,489)	(5,518)
Net cash provided by operating activities	25,800	24,239	49,943
Investing activities
Purchase of property and equipment	(1,352)	(882)	(1,220)
Collections on note receivable	339	—	—
Proceeds from the divestitures of businesses, net of cash transferred	9,813	—	—
Net cash provided by (used in) investing activities	8,800	(882)	(1,220)
Financing activities
Proceeds from notes payable, net of debt discount	234,600	—	—
Payments on notes payable	(295,150)	(188,400)	(40,400)
Payments of debt issuance costs	(1,625)	(358)	(221)
Stock repurchases and retirement	(137)	(10,958)	(14,060)
Taxes paid related to net share settlement of equity awards	(1,134)	(2,591)	(1,091)
Issuance of common stock, net of issuance costs	—	—	5
Additional consideration paid to sellers of businesses	—	—	(5,617)
Net cash used in financing activities	(63,446)	(202,307)	(61,384)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	1,818	(557)	567
Change in cash, cash equivalents and restricted cash	(27,028)	(179,507)	(12,094)
Cash, cash equivalents and restricted cash, beginning of period	57,052	236,559	248,653
Cash, cash equivalents and restricted cash, end of period	$30,024	$57,052	$236,559
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate derivatives	$20,403	$28,900	$32,137
Cash paid for taxes, net of refunds	$6,946	$2,015	$7,106
Non-cash investing and financing activities:
Note receivable from divestiture of businesses, net of discount	$4,881	$—	$—
Right-of-use assets obtained in exchange for lease obligations	$1,259	$—	$—
See accompanying notes.

Upland Software, Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Upland Software, Inc. (“Upland,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is a leader in AI-powered knowledge and content management software. Our solutions help enterprises unlock critical knowledge, automate content workflows, and drive measurable ROI—enhancing customer and employee experiences while supporting regulatory compliance. More than 1,100 enterprise customers rely on Upland to solve complex challenges and provide a trusted path for AI adoption. The Company's customers operate in a wide variety of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, retail, and hospitality.

2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. There have been no significant changes in the Company’s accounting policies since December 31, 2024.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make, on an ongoing basis, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses. Significant items subject to such estimates include those related to revenue recognition, deferred commissions, allowance for credit losses, stock-based compensation, impairment of goodwill, intangibles and long-lived assets, the useful lives of intangible assets and property and equipment, and income taxes. In accordance with GAAP, management bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, actual results could differ from those estimates.
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of March 3, 2026, the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash deposits and liquid investments with original maturities of three months or less when purchased. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.
Restricted Cash
The Company is required to maintain a letter of credit as collateral during the term of an operating lease for office space. As of December 31, 2025 and December 31, 2024, we had $0.6 million of restricted cash deposited in a restricted account as collateral for the letter of credit.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	As of December 31,
	2025	2024
Cash and cash equivalents	$29,398	$56,426
Restricted cash	626	626
Total cash, cash equivalents and restricted cash	$30,024	$57,052

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
The allowance for credit losses on accounts receivable was $0.1 million, $0.4 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Concentration of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are placed with high-quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts, and the Company does not believe it is exposed to any significant credit risk related to cash and cash equivalents. The Company provides credit, in the normal course of business, to a number of its customers. The Company performs periodic credit evaluations of its customers and generally does not require collateral. No individual customer represented more than 10% of total revenues for the years ended December 31, 2025, 2024 or 2023 or more than 10% of accounts receivable at December 31, 2025 or 2024.
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
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. We assess goodwill for impairment annually on October 1st, or more frequently when events or circumstances indicate that it is more likely than not that the Company's fair value is less than its carrying value.
As we operate as one reporting unit, the goodwill impairment evaluation is performed at the consolidated entity level. We first assess qualitative factors to determine whether impairment indicators exist. Based on the qualitative assessment, if it is determined that it is more likely than not that the Company's fair value is less than its carrying value, then we perform a quantitative analysis using a fair-value-based approach to determine the amount, if any, of goodwill impairment. See “Note 4. Goodwill and Other Intangible Assets” for more information regarding goodwill impairments.
Intangible Assets
The Company’s intangible assets consist primarily of customer relationships, marketing-related intangible assets and developed technology. Intangible assets with definite lives are amortized over their estimated useful lives on a straight-line basis. The straight-line method of amortization represents the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. Each period the Company evaluates the estimated remaining useful lives of long-lived assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.
Definite lived intangible assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine whether impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. See “Note 4. Goodwill and Other Intangible Assets” for more information regarding intangible asset impairments.
Software Development Costs
Software development costs for software to be sold are expensed as incurred until the point the Company establishes technological feasibility. Technological feasibility is established upon the completion of a working model. Costs incurred by the Company between establishment of technological feasibility and the point at which the product is ready for general release are capitalized, subject to their recoverability, and amortized over the economic life of the related products. Because the Company believes its current process for developing its software products essentially results in the completion of a working product concurrent with the establishment of technological feasibility, no software development costs have been capitalized to date. Software development costs associated with internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Eligible internal and external costs associated with significant upgrades and enhancements incurred during the application development stage are capitalized as property and equipment. During the years ended December 31, 2025, 2024 or 2023, there were no internal use software development costs capitalized under ASC 350-40, Internal-Use Software.
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
As of December 31, 2025 and 2024, the net carrying value of capitalized implementation costs related to hosting arrangements that were incurred during the application development stage were not material. Capitalized implementation costs are amortized over the expected term of the arrangement and are amortized in the same line item on our consolidated statements of operations as the expense for fees for the associated hosting arrangement.
Debt Issuance Costs
The Company capitalizes underwriting, legal, and other direct costs incurred related to the issuance of debt. Costs associated with term loan are recorded as a direct deduction from the associated long-term debt and costs associated with revolving facilities are recorded in other assets in the consolidated balance sheets. All costs are amortized to interest expense, net over the term of the related debt using the effective interest rate method.
Derivatives
The Company has entered into interest rate derivative instruments to manage a portion of the interest rate risk associated with its variable rate debt. Derivatives are recorded as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.
Effective September 30, 2025, the Company entered into an interest rate cap agreement to limit exposure to interest rate risk, effectively capping the secured overnight financing rate at 4.5% related to $120.0 million of its outstanding debt. The interest rate cap was not designated for hedge accounting, accordingly the change in the fair value of the interest rate cap is reported in interest expense, net on the consolidated statements of operations.
In 2019, the Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to its variable rate debt. Prior to August 2024, the Company had determined the interest rate swaps qualified for designation as cash flow hedges and recorded the changes in their fair value on its consolidated statements of comprehensive loss and reclassified these amounts into earnings within interest expense, net when the payments occurred. In August 2024, in conjunction with the prepayment of a portion of the Company’s debt, the Company de-designated its interest rate swaps and as a result, under the accounting guidance, changes in the fair value of the interest rate swaps after that date are recorded in interest expense, net in the consolidated statements of operations. Amounts deferred in the consolidated statements of comprehensive loss for the interest rate swaps are reclassified to interest expense, net on the consolidated statements of operations in the period in which the hedged item affects earnings over the term of the derivative instrument.
Cash flows from interest rate derivatives are classified in the same category as the cash flows for the underlying item being hedged within "Net cash provided by operating activities" on the consolidated statements of cash flows.
See Note 6. Debt - Interest rate derivatives.

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
Preferred Stock
In August 2022, the Company closed on the issuance and sale of its Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock is classified as Mezzanine Equity because it is redeemable at the option of its holders upon a deemed liquidation event and has a condition for redemption that is not solely within the control of the issuer. See “Note 11. Mezzanine Equity—Series A Convertible Preferred Stock” for further details.
Revenue Recognition
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
Subscription and Support Revenue
The Company's software solutions are available for use as hosted application arrangements under subscription fee agreements without licensing perpetual rights to the software. Subscription fees from these applications are recognized over time on a ratable basis over the customer agreement term beginning on the date the Company's solution is made available to the customer. As our customers have access to use our solutions over the term of the contract agreement we believe this method of revenue recognition provides a faithful depiction of the transfer of services provided. Our subscription contracts are generally 1 to 3 years in length. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or subscription and support revenue, depending on whether the revenue recognition criteria have been met. Additional fees for monthly usage above the levels included in the standard subscription fee are recognized as subscription and support revenue at the end of each month and are invoiced concurrently. Subscription and support revenue includes revenue related to the Company’s digital engagement application which provided short code connectivity for its two-way short message service programs and campaigns. These product lines were divested in the first quarter of 2025. As discussed further in the “Principal vs. Agent Considerations” section below, the Company recognizes revenue related to these messaging-related subscription contracts on a gross basis.
Perpetual License Revenue
The Company also records revenue from the sales of proprietary software products under perpetual licenses. Revenue from distinct on-premises licenses is recognized upfront at the point in time when the software is made available to the customer. The Company’s products do not require significant customization.

Professional Services Revenue
Professional services provided with subscription and support licenses and perpetual licenses consist of implementation fees, data extraction, configuration, and training. The Company’s implementation and configuration services do not involve significant customization of the software and are not considered essential to the functionality. Revenue from professional services is recognized over time as such services are performed. Revenue for fixed price services is generally recognized over time applying input methods to estimate progress to completion. Revenue for consumption-based services are generally recognized as the services are performed.
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
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables, and deferred revenue. Billings scheduled to occur after the performance obligation has been satisfied and revenue recognition has occurred result in unbilled receivables, which are expected to be billed during the succeeding twelve-month period and are recorded in unbilled receivables in our consolidated balance sheets. A contract liability results when we receive prepayments or deposits from customers in advance for implementation, maintenance and other services, as well as subscription fees. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed. We recognize contract liabilities as revenue upon satisfaction of the underlying performance obligations. Contract liabilities that are expected to be recognized as revenue during the succeeding twelve-month period are recorded in deferred revenue and the remaining portion is recorded in deferred revenue, noncurrent on the consolidated balance sheets at the end of each reporting period.

Deferred Revenue
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
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. The expected life of our customer relationships is based on historical data and management estimates, including estimated renewal terms and the useful life of the associated underlying technology. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated contractual renewal term of 18 months. We utilized the 'portfolio approach' practical expedient, which allows entities to apply the guidance to a portfolio of contracts with similar characteristics as the effects on the financial statements of this approach would not differ materially from applying the guidance to individual contracts. The portion of capitalized costs expected to be amortized during the succeeding twelve-month period is recorded as deferred commissions, current, and the remainder is recorded as deferred commissions, noncurrent, in our consolidated balance sheets. Amortization expense is included in sales and marketing expenses on our consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable No indicators of impairment of deferred commissions were identified during the years ended December 31, 2025, 2024 or 2023.
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
Advertising Costs
Advertising costs are expensed in the period incurred. Advertising expenses were $1.0 million, $2.3 million and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Advertising costs are recorded in Sales and marketing expenses on our consolidated statements of operations.
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
The Company has adopted a permanent reinvestment position whereby foreign earnings for foreign subsidiaries are expected to be reinvested and future earnings are not expected to be repatriated as dividends. As a result of this policy, no tax liability has been accrued in anticipation of future dividends from foreign subsidiaries.
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
Stock-Based Compensation
The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in our consolidated statements of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period. We value restricted stock units at the closing price of our common stock on the grant date. We value stock option awards using the Black-Scholes option-pricing model.
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
We record forfeitures as they occur.
Comprehensive Loss
The Company utilizes the guidance in ASC 220, Income Statement—Reporting Comprehensive Income, for the reporting and display of comprehensive income and loss and its components in the consolidated financial statements. Comprehensive loss consists of net loss, foreign currency translation adjustments for subsidiaries with functional currencies other than the United States dollar (“USD”), unrealized translation gains (losses) on certain foreign currency denominated intercompany loans, and gains (losses) on interest rate swaps designated as cash flow hedges and related amortization of amounts reclassified into interest expense, net. Refer to “Note 12. Stockholders' Deficit—Accumulated Other Comprehensive Loss” for further discussion of the components of accumulated other comprehensive loss.
Foreign Currency Transactions
The functional currency of the Company’s foreign subsidiaries are generally the local currencies. Results of operations for foreign subsidiaries are translated into USD using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded as a separate component of the Company’s consolidated statements of stockholders' equity in accumulated other comprehensive loss. Assets and liabilities denominated in currencies other than the functional currency are remeasured using the current exchange rate for monetary accounts and historical exchange rates for non-monetary accounts, with exchange differences on remeasurement included in other expense, net in the consolidated statements of operations.
The Company has foreign currency denominated intercompany loans. To the extent that repayment of the loans is not anticipated for the foreseeable future, foreign currency gains (losses) resulting from remeasurement are recognized in accumulated other comprehensive loss in the consolidated statements of stockholders' deficit. Foreign currency translation gains and losses related to long-term intercompany loans that are payable in the foreseeable future are recorded in other expense, net in the consolidated statements of operations.

Recent Accounting Pronouncements
Recently issued accounting pronouncements - Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The ASU is effective for public business entities for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU for the Annual Report for the year ended December 31, 2025 and applied the expanded disclosure requirements. The adoption of this ASU did not have an impact on the company’s consolidated financial position, results of operations or cash flows.
Recently issued accounting pronouncements - Not Adopted
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements which provides clarity about current requirements to help entities determine whether disclosures not specified in ASC 270 should be provided in interim reporting periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. ASU 2025-07 expands the scope exception for certain contracts not traded on an exchange to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. This improvement is expected to result in more contracts and embedded features being excluded from the scope of Topic 815. This ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance and does not anticipate a material impact on its consolidated financial statements.
In September 2025, FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software Targeted Improvements to the Accounting for Internal-Use Software related to accounting for internal-use software costs. ASU 2025-06 improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company will adopt this guidance in the first quarter of 2026 and does not anticipate a material impact on its consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets related to credit losses for accounts receivable and contract assets. ASU 2025-05 provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This ASU is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company will adopt this guidance in the first quarter of 2026 and does not anticipate a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversions and Other Options. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company will adopt this guidance in the first quarter of 2026 and does not anticipate a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. ASU 2024-03 (as clarified by ASU 2025-01) is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. This ASU is effective for public companies with annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements but anticipates expanded disclosures in its consolidated financial statements.

3. Fair Value Measurements
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$18,551	$—	$—	$18,551
Interest rate derivatives	$—	$15	$—	$15
Total	$18,551	$15	$—	$18,566

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$40,428	$—	$—	$40,428
Interest rate derivatives	—	9,742	—	9,742
Total	$40,428	$9,742	$—	$50,170
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
The Company believes the carrying value of its long-term debt approximates its fair value based on its variable interest rate feature and interest rates currently available to the Company. The estimated fair value and carrying value of the Company's debt, before debt discount, at December 31, 2025 and December 31, 2024 are $238.5 million and $293.7 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.
The Company’s non-financial assets, such as goodwill and intangible assets, are recorded at fair value upon a business combination and are remeasured at fair value only if an impairment charge is recognized. The Company uses unobservable inputs to the valuation methodologies that are significant to the fair value measurements, and the valuations require management’s judgment due to the absence of quoted market prices. The Company determines the fair value of its held and used assets, goodwill and intangible assets using an income, cost or market approach as determined reasonable. As the fair value measures are based on unobservable inputs, they are categorized as Level 3.

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for each of the two years in the period ended December 31, 2025 are summarized in the table below (in thousands):

Balance at December 31, 2023	$353,778
Impairment of goodwill	(87,227)
Foreign currency translation adjustment	(5,575)
Balance at December 31, 2024	$260,976
Divestitures of businesses	(8,633)
Foreign currency translation adjustment	7,288
Balance at December 31, 2025	$259,631
The Company reviews goodwill for impairment annually at the beginning of the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. As a result of the decline of the Company’s stock price at December 31, 2025 and March 31, 2024, the Company determined that a triggering event had occurred, therefore we performed quantitative impairment evaluations as of those interim dates. As a result of the quantitative impairment evaluation at December 31, 2025, the Company determined that no impairment existed at that date as the estimated fair value of the Company’s one reporting unit exceeded the carrying value. As a result of the quantitative impairment evaluation at March 31, 2024, the Company determined that the carrying value of its one reporting unit exceeded the estimated fair value which resulted in goodwill impairment of $87.2 million during the quarter ended March 31, 2024. The quantitative goodwill impairment analyses applied two methodologies to estimate the Company’s fair value which were: a) a discounted cash flow method and b) a guideline public company method which were equally weighted. The discounted cash flow method requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for the business, and determination of the weighted average cost of capital. Under the guideline public company method, the Company estimates fair value based on a market multiple of revenues and earnings derived for comparable publicly traded companies with similar operating characteristics as the Company. See Note 15. Divestitures regarding divested businesses.
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets and developed technology that the Company recorded as part of its past business acquisitions purchases and from acquisitions of customer relationships. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2025
Customer relationships	7-10	$201,918	$146,221	$55,697
Trade name	9.6-10	1,196	889	307
Developed technology	4-9	32,340	26,126	6,214
Favorable leases	6.3	$270	$171	$99
Total intangible assets		$235,724	$173,407	$62,317

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2024
Customer relationships	1-10	$348,524	$239,563	$108,961
Trade name	1.5-10	9,329	7,949	1,380
Developed technology	4-9	85,558	72,132	13,426
Favorable leases	6.3	258	122	136
Total intangible assets		$443,669	$319,766	$123,903
During the year ended December 31, 2025, the Company divested certain product lines and their related intangible assets which resulted in a reduction of $31.9 million in the net carrying value of intangible assets. See Note 15. Divestitures.

The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. During the year ended December 31, 2025, the Company identified a triggering event related to certain intangible assets associated with Sunset Assets and performed a valuation of certain long-lived assets in accordance with ASC 360 Impairment and Disposal of Long-Lived Assets. The Company used a discounted cash flow analysis to estimate the fair value of the long-lived asset group. As a result of the valuation, the Company recorded a $2.5 million impairment charge related to intangible assets associated with certain Sunset Assets for the year ended December 31, 2025. No impairments of intangibles were recorded during the years ended December 31, 2024 or 2023.
Total amortization expense was $31.2 million, $53.8 million, and $70.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, the estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

Year ending December 31:	Amortization Expense
2026	$24,958
2027	21,869
2028	13,600
2029	1,890
Total	$62,317

5. Income Taxes
The Company's loss before provision of income taxes was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Loss before provision for income taxes:
United States	$(27,370)	$(76,081)	$(117,208)
Foreign	(11,302)	(34,011)	(65,159)
	$(38,672)	$(110,092)	$(182,367)
The components of the provision for (benefit from) income taxes attributable to continuing operations were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$155	$126	$—
State	407	1,216	901
Foreign	4,976	4,922	1,613
Total current	$5,538	$6,264	$2,514

Deferred
Federal	$(95)	$87	$(468)
State	30	(876)	(771)
Foreign	(5,241)	(2,835)	(3,768)
Total deferred	(5,306)	(3,624)	(5,007)
Provision for (benefit from) income taxes	$232	$2,640	$(2,493)

As of December 31, 2025 the Company had total net operating loss carryforwards of approximately $216.7 million consisting of $195.4 million and $21.3 million related to the U.S federal and foreign net operating loss carryforwards, respectively. In addition, as of December 31, 2025 the Company had research and development credit carryforwards of $4.2 million. $136.5 million of the U.S. federal net operating loss carryforwards are related to years prior to 2018 and begin to expire in 2026 and the remaining $58.9 million carry forward indefinitely. Utilization of the U.S. federal net operating loss and tax credits may be subject to substantial annual limitation due to the “change of ownership” provisions of the Internal Revenue Code of 1986. The annual limitation will result in the expiration of approximately $153.9 million of U.S. federal net operating losses and $4.2 million of credit carryforwards before utilization. $21.3 million of foreign net operating loss carryforwards carry forward indefinitely.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes are as follows (in thousands):

	As of December 31,
	2025	2024	2023
Deferred tax assets:
Accrued expenses and allowances	$424	$722	$583
Deferred revenue	798	794	571
Stock compensation	297	512	489
Net operating loss and tax credit carryforwards	21,218	27,683	40,222
Disallowed interest expense carryforwards	20,185	19,482	17,670
Capital expenses	41	346	66
Tax credit carryforwards	70	216	—
Lease liability	705	453	960
Unrealized losses	1,168	—	—
Research and development expenses	19,484	19,402	13,247
Other	563	550	410
Valuation allowance	(53,936)	(50,385)	(41,259)
Net deferred tax assets	$11,017	$19,775	$32,959

Deferred tax liabilities:
Prepaid expenses	$(148)	$(142)	$—
Intangible assets	(11,832)	(23,409)	(36,342)
Goodwill	(1,890)	(195)	(2,850)
Tax credit carryforwards	—	—	(15)
Right of use asset	(430)	(326)	(670)
Unrealized gains	—	(2,143)	(4,049)
Deferred commissions	(3,063)	(4,562)	(5,003)
Net deferred tax liabilities	$(17,363)	$(30,777)	$(48,929)
Net deferred taxes	$(6,346)	$(11,002)	$(15,970)
Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its domestic net deferred tax assets, exclusive of goodwill. During the years ended December 31, 2025 and 2024 the valuation allowance increased by $4.0 million and $9.1 million, respectively. The valuation allowance for the year ended December 31, 2025 increased $7.0 million related to the U.S. valuation allowance, offset by a $3.0 million decrease in the U.K. valuation allowance. The valuation allowance for the year ended December 31, 2024 increased by $9.1 million due to an increase of $10.1 million related primarily to current U.S., U.K. and Australia operations, offset with the tax effects of $1.0 million of items recorded in other comprehensive income.

At December 31, 2025, we did not provide deferred income taxes on temporary differences resulting from earnings of certain foreign subsidiaries which are indefinitely reinvested. The reversal of these temporary differences could result in additional tax; however, it is not practicable to estimate the amount of any unrecognized deferred income tax liabilities at this time. Deferred income taxes are provided as necessary with respect to earnings that are not indefinitely reinvested.
The Tax Cuts and Jobs Act of 2017 subjects a U.S. shareholder to current tax on certain earnings of foreign subsidiaries under a provision commonly known as the global intangible low-taxed income (“GILTI”). Under U.S. GAAP, an accounting policy election can be made to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years, or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as the of effects of cross-border taxes in the year the tax is incurred.
The Company’s provision for income taxes differs from the expected tax expense (benefit) computed by applying the statutory federal income tax rate to income before taxes due to the following:

	Year Ended December 31,
	2025		2024			2023
	$	%	$	%		$	%
U.S.federal statutory rate	$(8,121)	21.0%	$(23,119)	21.0%		$(38,297)	21.0%
Nontaxable or nondeductible items:
Stock compensation	1,419	(3.6)%	1,300	(1.2)%		3,518	(1.9)%
Goodwill impairment	—	—%	8,301	(7.5)%		13,717	(7.5)%
Divestiture tax impact	2,207	(5.7)%	—	—%		—	—%
Other	(258)	0.7%	725	(0.7)%		640	(0.4)%
Effects of cross-border taxes	—	—%	2,810	(2.6)%		2,317	(1.3)%
Changes in valuation allowance	2,428	(6.3)%	3,182	(2.9)%		3,454	(1.9)%
State taxes, net of federal income tax effect	428	(1.1)%	308	(0.3)%		571	(0.3)%
Foreign tax effects:
United Kingdom
Statutory rate difference between United Kingdom and United States	1,656	(4.3)%	2,068	(1.9)%		(906)	0.5%
Dividends received deduction	(1,150)	3.0%	(2,736)	2.5%		—	—%
Goodwill impairment	—	—%	215	(0.2)%		2,184	(1.2)%
Changes in valuation allowance	(3,471)	9.0%	2,465	(2.2)%		3,493	(1.9)%
Divestiture tax impact	3,812	(9.9)%	—	—%		—	—%
Other	(134)	0.4%	830	(0.8)%		(522)	0.3%
Canada
Statutory rate difference between Canada and United States	1,160	(3.0)%	(1,056)	1.0%	21.0%	(722)	0.7%
Goodwill impairment	—	—%	3,920	(3.6)%	(0.3)%	4,678	(2.6)%
Changes in valuation allowance	(277)	0.7%	—	—%		—	—%
Other	145	(0.4)%	793	(0.7)%	—%	(571)	0.1%
Ireland
Statutory rate difference between Ireland and United States	(2,299)	5.9%	908	(0.8)%		2,378	(1.3)%
Goodwill impairment	—	—%	1,647	(1.5)%		2,198	(1.2)%
Divestiture tax impact	2,964	(7.7)%	—	—%		—	—%
Other	(108)	0.3%	(56)	0.1%		(565)	0.3%
Other foreign jurisdictions	(169)	0.4%	135	(0.1)%		558	(0.3)%
Changes in unrecognized tax benefits	—	—%	—	—%		(616)	0.3%
	$232	(0.6)%	$2,640	(2.4)%		$(2,493)	1.4%

The Company periodically reviews the uncertainties and judgments related to the application of complex income tax regulations to determine income tax liabilities in several jurisdictions. The Company uses a “more likely than not” criterion for recognizing an asset for unrecognized income tax benefits or a liability for uncertain tax positions. The Company has determined it has an immaterial exposure related to uncertain tax positions as of December 31, 2025. To the extent the Company is required to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025, the Company has not accrued any interest or penalties related to uncertain tax positions.
Cash paid (received) for taxes was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Australia	$(5)	$(2)	$(12)
Canada (Federal)	2,806	(1,024)	2,701
Canada (Provincial)	1,073	(171)	951
Ireland	1,079	1,121	1,971
India	320	331	244
Netherlands	(140)	62	226
US (Federal)	676	—	—
US (State):
Texas	477	238	249
New Jersey	(77)	196	197
US (State - Other)	660	1,247	597
Other	77	17	(18)
Total cash taxes paid	$6,946	$2,015	$7,106
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

6. Debt
Long-term debt consisted of the following at December 31, 2025 and December 31, 2024 (in thousands):

	December 31,
	2025	2024
Senior secured loans (includes unamortized discount of $6,094 and $3,456 based on an imputed interest rate of 10.4% and 6.6%, at December 31, 2025 and December 31, 2024, respectively)	$232,406	$290,194
Less current maturities (including Excess Cash Flow payment)	(7,739)	(3,224)
Total long-term debt	$224,667	$286,970
On July 25, 2025, (the “Closing Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) which provided for (i) a senior secured term loan facility in the aggregate principal amount of $240 million (the “Term Loan”) and (ii) a senior secured revolving credit facility in the aggregate principal amount of $30 million (the “Revolving Facility” and together with the Term Loan, the “Credit Facilities”).
On the Closing Date the proceeds of the Term Loan, together with cash on hand, were used to redeem all of the then current outstanding aggregate principal amount of the Company’s previous senior secured credit facility. The Term Loan matures on July 25, 2031 and bears an interest rate of the secured overnight financing rate, which shall not be less than 1.5%, plus a margin of 6.0% per annum (with step downs and a potential step up at specified leverage levels). At December 31, 2025, the floating interest rate was 9.7%.

Payments on the Term Loan are due quarterly in amounts equal to (a) 2.5% per annum of the original principal amount of the Term Loan commencing beginning December 31, 2025 through September 30, 2026, (b) 1.8% per annum of the original principal amount of the Term Loan commencing December 31, 2026 through September 30, 2027, and (c) 1.0% per annum of the original principal amount of the Term Loan commencing December 31, 2027 and continuing each fiscal quarter thereafter, with the balance payable on the maturity date. Quarterly Excess Cash Flow payments may be due approximately 90 days after each quarter end based on net leverage ratios as defined in the Credit Agreement. At December 31, 2025, the Excess Cash Flow payment due under the terms of the Credit Agreement was $3.3 million and is included in current maturities of long-term debt in the consolidated balance sheets.
The Revolving Facility matures on July 25, 2031 and bears the same interest rate as the Term Loan. The proceeds of loans under the Revolving Facility can be used by the Company for working capital and other general corporate purposes. No amounts were outstanding under the Revolving Facility as of December 31, 2025.
The Credit Facilities contains customary representations, warranties, covenants, including financial covenant, and events of default. The Credit Facilities are secured by substantially all of the Company’s assets, subject to certain exclusions. The Term Loan also includes (i) a covenant tested quarterly which limits the consolidated secured leverage ratio to 6.0 to 1.0 or under and (ii) certain other changes to the terms of the Credit Agreement, including with respect to certain negative covenants. The Revolving Facility is subject to the same covenants and terms as the Term Loan. As of December 31, 2025, the Company was in compliance with all covenants under the Credit Facilities.
The Company’s previous senior secured credit agreement provided for (i) 7 year, senior secured term loans which were repaid July 25, 2025 with the proceeds of the Term Loan and (ii) a $60 million, 5 year, revolving credit facility which matured August 6, 2024.
In conjunction with the repayment of the previous credit agreement, the Company incurred a loss on early extinguishment of debt of $2.3 million related to the write-off of unamortized debt discount and deferred financing fees, which was recorded as a loss on debt extinguishment in the consolidated statements of operations for the year ended December 31, 2025. The Company incurred $7.1 million of lender fees (debt discount) and third party financing costs associated with the Credit Agreement entered into in July 2025. The lender fees and third party costs associated with the Term Loan are recorded as a direct deduction from the long-term debt and the lender fees and third party costs associated with the Revolving Facility are recorded in Other assets in the consolidated balance sheets. All lender fees and third party costs are amortized into interest expense, net over the contractual term of the Credit Agreement.
Interest rate derivatives
In 2019 the Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to its debt, effectively converting a portion of the balance of the Company's debt from variable interest payments to fixed interest rate payments, based on an annualized fixed rate of 5.4%, through the maturity of the previous senior secured term loans, August 6, 2026. At the time the Company entered into the interest rate swap agreements, the Company designated all of the swaps as cash flow hedges. In August 2024, the Company de-designated all of the interest rate swaps and the realized and unrealized gains previously recognized as a component of accumulated other comprehensive loss are being amortized to interest expense, net as interest is accrued or prepayments are made on the Company’s debt. Subsequent to the de-designation, changes in the fair value of the interest rate swaps were recorded to interest expense, net. On July 18, 2025, the Company sold all of its remaining floating-to-fixed interest rate swap agreements.
Effective September 30, 2025, the Company entered into an interest rate cap agreement to limit exposure to interest rate risk, effectively capping the secured overnight financing rate at 4.5% related to $120.0 million of its outstanding debt. The interest rate cap is reported at fair value and is included in other assets on the consolidated balance sheets, and the change in the fair value of the interest rate cap is reported in interest expense, net on the consolidated statements of operations.

Amounts previously reported in accumulated other comprehensive loss related to the Company's interest rate swaps are reclassified to interest expense, net as interest is accrued on the Company’s variable-rate debt or prepayments are made. The impact of the Company’s derivative financial instruments on its consolidated statements of comprehensive loss was as follows (in thousands):

	Year Ended December 31
	2025	2024	2023
Unrealized gain (loss) recognized in other comprehensive loss on interest rate swaps	$—	$(2,918)	$(6,434)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	(7,969)	(15,868)	(5,289)
Total other comprehensive income (loss) on interest rate derivatives, net of reclassifications into earnings	$(7,969)	$(18,786)	$(11,723)
The impact of the Company’s interest rate derivatives on its consolidated statements of operations was as follows (in thousands):

	Year Ended December 31
	2025	2024	2023
Unrealized loss in fair value of interest rate derivatives	$(3,237)	$(1,611)	$—
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	7,969	15,868	5,289
Cash payments	3,163	9,423	13,942
Total income (expense) related to interest rate derivatives in interest expense, net	$7,895	$23,680	$19,231
In the next twelve months assuming no additional prepayments, the Company estimates that $2.7 million will be reclassified from accumulated other comprehensive loss to interest expense, net on the consolidated statements of operations.
Cash interest costs averaged 7.9%, 6.6%, and 7.2% for the years ended December 31, 2025, 2024, and 2023, respectively.
Debt Maturities
Under the terms of the Credit Facilities, future debt maturities of long-term debt excluding debt discounts at December 31, 2025 are as follows (in thousands):

Year ending December 31:	Amount
2026	$8,872
2027	3,750
2028	2,400
2029	2,400
2030	2,400
Thereafter	218,678
Total debt outstanding	$238,500
Less unamortized discount	6,094
Total debt outstanding, net of discount	$232,406

7. Net Loss Per Share
The Company computes loss per share of Common Stock and Series A Preferred Stock using the two-class method. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company considers its Series A Preferred Stock to be a participating security, as its holders are entitled to fully participate in any dividends or other distributions declared or paid on Common Stock on an as-converted basis.

The following table sets for the computations of net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(38,904)	$(112,732)	$(179,874)
Preferred stock dividends and accretion	(5,848)	(5,592)	(5,347)
Net loss attributable to common stockholders	$(44,752)	$(118,324)	$(185,221)
Denominator:
Weighted–average common shares outstanding, basic and diluted	28,615,649	27,789,248	32,074,906
Net loss per common share, basic and diluted	$(1.56)	$(4.26)	$(5.77)
Due to the net losses incurred for the years ended December 31, 2025, 2024 and 2023, basic and diluted loss per share were the same, as the effect of all potentially dilutive securities would have been anti-dilutive. The Company uses the application of the if-converted method for calculating diluted earnings per share on Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on stock options, restricted stock awards, restricted stock units and performance restricted stock units. Contingently issuable shares associated with outstanding performance-based restricted stock units (each, a “PSU”) were not included in the basic earnings per share calculations for the periods presented, as the applicable vesting conditions had not been satisfied.
Potential shares of common stock are excluded from the computation of diluted earnings per share when their effect would be antidilutive. Performance-based restricted stock units are considered dilutive when the related performance criteria have been met assuming the end of the reporting period represents the end of the performance period. All potential shares of common stock are antidilutive in periods of net loss. Potential shares of common stock not included in the computation of earnings per share because their effect would have been antidilutive or because the performance criterion was not met were as follows:

	Year Ended December 31,
	2025	2024	2023
Stock options	71,632	103,561	149,914
Restricted stock units	1,699,383	2,177,132	1,758,847
Performance restricted stock units	250,000	100,000	100,000
Series A Preferred Stock on an as-converted basis(1)	7,636,226	7,302,047	6,982,493
Total anti–dilutive common share equivalents	9,657,241	9,682,740	8,991,254
(1) As of December 31, 2025, the Series A Preferred Stock plus accumulated dividends totaled $133.6 million. The Series A Preferred Stock has a conversion price of $17.50 per share, as detailed in “Note 11. Mezzanine Equity”.

8. Leases
Operating Leases
The Company leases office space under operating leases that expire between 2026 and 2033. The terms of the Company's non-cancelable operating lease arrangements typically contain fixed rent increases over the term of the lease, rent holidays and provide for additional renewal periods. Rent expense on these operating leases is recognized over the term of the lease on a straight-line basis.
Lease Expense
The Company has entered into sublease agreements related to excess office space. Sublease income is recognized as an offset to lease costs. The Company’s current sublease agreements terminate in 2027. Operating lease obligations in the future minimum payments table below do not include the impact of future rental income of $0.5 million related to these subleases as of December 31, 2025.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$1,279	$2,195	$3,243
Sublease income	(226)	(797)	(1,762)
Total lease expense	$1,053	$1,398	$1,481
Other information about lease amounts recognized in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$496	$2,483
Right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$1,259	$212
Weighted average remaining lease term (in years):
Operating leases	5.4	1.9
Weighted average discount rate
Operating leases	7.5%	6.2%
The Company no longer has any finance lease agreements. Future minimum payments for operating lease obligations are as follows (in thousands):

Operating Leases
2026	$1,053
2027	492
2028	392
2029	355
2030	352
Thereafter	764
Total minimum lease payments	3,408
Less amount representing interest	(620)
Present value of lease liabilities	$2,788

Operating lease liabilities, current	$817
Operating lease liabilities, noncurrent	1,971
Total lease liabilities	$2,788

9. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment.

Future minimum payments for purchase commitments are as follows (in thousands):

Year	Purchase Commitments
2026	$9,597
2027	8,263
2028	8,217
2029	8,238
2030	5,934
Total minimum payments	$40,249
Litigation
In the normal course of business, the Company may become involved in various lawsuits and legal proceedings. As of December 31, 2025, the Company is not involved in any current or pending legal proceedings that it believes may have a material adverse effect on its consolidated financial position or results of operations.
In addition, when we acquire companies, we require that the sellers provide industry standard indemnification for breaches of representations and warranties contained in the acquisition agreement and we will withhold payment of a portion of the purchase price for a period of time in order to satisfy any claims that we may make for indemnification. In certain transactions, we agree with the sellers to purchase a representation and warranty insurance policy that will pay such claims for indemnification. From time to time we may have one or more claims for indemnification pending. Similarly, we may have one or more ongoing negotiations related to the amount of an earnout. Gain contingencies related to indemnification claims are not recognized on the consolidated financial statements until realized.
Letter of Credit
In conjunction with a December 2024 operating lease agreement, the Company provided a $0.6 million letter of credit in conformance with the contractual provisions of the lease. The letter of credit expires July 2029. The amount underlying such letter of credit is reflected as restricted cash in the Company's consolidated balance sheets as of December 31, 2025 and 2024.

10. Property and Equipment, Net
Property and equipment consisted of the following (in thousands) at:

	December 31,
	2025	2024
Equipment	$4,996	$5,399
Furniture and fixtures	124	221
Leasehold improvements	1,228	639
Accumulated depreciation	(4,533)	(4,741)
Property and equipment, net	$1,815	$1,518
Depreciation expense on property and equipment, net was $1.0 million, $1.2 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company recorded no impairments of property and equipment during the years ended December 31, 2025, 2024 and 2023. During the years ended December 31, 2025, 2024 and 2023, we recognized $60.0 thousand, $17.0 thousand and $47.0 thousand in losses on disposal of assets including office equipment and leasehold improvements.

11. Mezzanine Equity
Series A Convertible Preferred Stock
In 2022, the Company issued 115,000 shares of Series A Preferred Stock of the Company, par value $0.0001 per share, at a price of $1,000 per share (the “Initial Liquidation Preference”) for an aggregate purchase price of $115.0 million. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses comprised of transaction fees, and financial advisory and legal expenses of $4.6 million which reduced the the carrying value of the Series A Preferred Stock. The Purchaser has certain customary registration rights with respect to any shares of Series A Preferred Stock or the Common Stock of the Company issuable upon conversion of the Series A Preferred Stock, including rights with respect to the filing of a shelf registration statement, underwritten offering rights and piggy back rights.
Dividend Provisions
The Series A Preferred Stock rank senior to the Company’s common stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an Initial Liquidation Preference of $1,000 per share, representing an aggregate Liquidation Preference (as defined below) of $1,000 upon issuance. Holders of the Series A Preferred Stock are entitled to the dividend at the rate of 4.5% per annum, within first seven years after the Closing Date regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of the Closing Date. The dividend can be paid, in the Company’s sole discretion, in cash or dividend in kind by adding to the Liquidation Preference of each share of Series A Preferred Stock outstanding. On June 7, 2023, the stockholders of the Company authorized, for purposes of complying with Nasdaq Listing Rules 5635(b) and (d), the issuance of shares of Common Stock underlying shares of Series A Preferred Stock in an amount equal to or in excess of 20% of the Common Stock outstanding immediately prior to the issuance of such Series A Preferred Stock (including upon the operation of anti-dilution provisions contained in the Certificate of Designation designating the terms of such Series A Preferred Stock). The Series A Preferred Stock is also entitled to fully participate in any dividends paid to the holders of common stock in cash, in stock or otherwise, on an as-converted basis. The Series A Preferred Stock had accrued unpaid dividends of $18.6 million as of December 31, 2025.
Liquidation Rights
In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into common stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of December 31, 2025, the Liquidation Preference of the Series A Preferred Stock plus accrued and unpaid dividends was $133.6 million.
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
Voting Rights
The Series A Preferred Stock vote together with the Common Shares on all matters and not as a separate class (except as specifically provided in the Certificate of Designation or as otherwise required by law) on an as-if-converted basis.

The holders of the Series A Preferred Stock have the right to elect one member of the Board of Directors for so long as holders of the Series A Preferred Stock own in the aggregate at least 5% of the shares of common stock on a fully diluted basis.
In addition, the holders of the Series A Preferred Stock have the right to elect one non-voting observer to the Board of Directors for so long as they hold at least 10% of the shares of Convertible Preferred Stock outstanding as of the date of the issue date.
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

12. Stockholders' Deficit
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
Share repurchase programs
On August 15, 2025, the Board of Directors authorized a stock repurchase program (the “2025 Share Repurchase Plan”) in the aggregate amount of up to $10 million (inclusive of any taxes payable as a result of such repurchase) that would allow the Company to repurchase shares of its issued and outstanding common stock from time to time in the open market or otherwise (including in negotiated transactions, open market transactions, through accelerated share repurchase, through indirect purchases of Common Stock such as by using derivatives or in other transactions) in each case in accordance with applicable securities laws so long as the aggregate purchase price paid for such transactions does not exceed $10 million (inclusive of any taxes payable as a result of such repurchase) for all such purchases. The authorization does not have a specified expiration date. Accordingly, unless terminated earlier by resolution of the Board, the 2025 Share Repurchase Plan will expire when the Company has repurchased all shares authorized for repurchase thereunder. The Company is not obligated to acquire any particular amount of Common Stock and may modify or suspend the repurchases at any time in the Company’s discretion.
In September and October 2023, the Board of Directors authorized a stock repurchase program (the “2023 Share Repurchase Plan”) in the aggregate amount of up to $25.0 million (inclusive of any taxes payable as a result of such repurchase) that allowed the Company to repurchase shares of its issued and outstanding Common Stock. The 2023 Share Repurchase Plan expired in May 2024 when the Company had repurchased all shares authorized for repurchase.

In the year ended December 31, 2025, the Company purchased 55,597 shares as part of the 2025 Stock Repurchase Plan at an average price of $2.44 per share, excluding commission costs and the impact of excise taxes. As of December 31, 2025, $9.9 million was still available for share repurchases under the 2025 Share Repurchase Plan. The Company is not obligated to acquire any particular amount of Common Stock and may modify or suspend the repurchases at any time in the Company’s discretion.
The Company’s net stock repurchases are subject to a 1 percent excise tax under the Inflation Reduction Act. The excise tax is included as a reduction to accumulated deficit in the consolidated statements of stockholders’ equity. Total accrued excise tax was immaterial at December 31, 2025
Tax Benefit Preservation Plan and Preferred Stock Purchase Rights
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
Accumulated Other Comprehensive Loss
Comprehensive loss consists of two elements, net loss and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ deficit section on the consolidated balance sheets and excluded from net loss. Other comprehensive loss consists primarily of unrealized foreign currency translation adjustments for subsidiaries with functional currencies other than the USD, unrealized translation gains (losses) on intercompany loans with foreign subsidiaries when repayment of those loans is not anticipated in the foreseeable future, and gains (losses) on interest rate swaps, net of amounts reclassified into interest expense, net.

The following table shows the ending balance of the components of accumulated other comprehensive loss, net of income taxes, in the stockholders’ equity section on the consolidated balance sheets at the dates indicated (in thousands):

	December 31,
	2025	2024
Unrealized foreign currency translation adjustment, net of realized amounts reclassified into loss from divestitures of businesses	$(15,223)	$(26,172)
Unrealized translation losses on intercompany loans with foreign subsidiaries, net of taxes	(2,605)	(6,477)
Unrealized gains on interest rate swaps, net of amounts reclassified into interest expense, net	2,690	9,033
Realized gain on interest rate swap sale, net of amounts reclassified into interest expense, net	—	1,626
Total accumulated other comprehensive loss	$(15,138)	$(21,990)
The functional currency of foreign subsidiaries are the local currencies. Results of operations for foreign subsidiaries are translated into United States dollars (“USD”) using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded as a separate component of stockholders' deficit in AOCI. During the year ended December 31, 2025, the Company divested certain product lines and reclassified $4.4 million of the cumulative foreign currency translation adjustment as a component of the loss on divestitures. See Note 15. Divestitures.
As of December 31, 2025 and December 31, 2024, the unrealized translation losses on intercompany loans with foreign subsidiaries considered long-term in nature are net of unrealized income tax of $1.5 million and $1.4 million, respectively.
The income tax expense/benefit allocated to each component of other comprehensive loss for all other periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
Stock-Based Compensation
The Company’s stock-based compensation generally includes awards of restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). Key employees, officers and directors of the Company and its consultants or advisors are eligible to receive awards under the Upland Software, Inc. 2024 Omnibus Incentive Plan. Prior to 2024, awards were issued under the Upland Software, Inc. 2014 Equity Incentive Plan or the Amended and Restated Upland Software, Inc. 2010 Stock Option Plan (collectively, the “Plans”).
At December 31, 2025, there were 1,090,826 shares of common stock reserved for issuance under the Plans including the reserve for maximum vesting potential of performance-based restricted stock units as described below.
Restricted Stock Units (“RSU”)
Restricted stock units primarily vest over a period of 1 to three years upon the satisfaction of a service-based condition with yearly or quarterly vesting.
The total fair value of the RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $3.4 million, $4.3 million and $5.0 million, respectively.
Performance-Based Restricted Stock Units (“PRSU”)
In 2025, 2024 and 2023, fifty percent of the awards granted to the Chief Executive Officer were PRSUs. The PRSU agreements provide that the quantity of units subject to vesting may range from 0% to 300% of the units granted based on the Company's absolute total shareholder return (“TSR”) at the end of twenty-four to thirty-six month performance periods.
The 2025 PRSU did not vest during year ended December 31, 2025. In December 2024, 750,000 of the 2024 PRSUs vested when the TSR met the performance criteria. The 2023 PRSU did not vest prior to the end of its performance period on December 31, 2025 and was cancelled. The total fair value of PRSUs vested during the years ended December 31, 2025, 2024 and 2023 was nil, $3.5 million and nil, respectively.

Significant assumptions used in the Monte Carlo simulation model for the PRSUs granted during the years ended December 31, 2025, 2024 and 2023 are as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Expected volatility	81.9%	62.1% -74.6%	55.5%
Risk-free interest rate	4.2%	4.0% - 4.4%	4.4%
Remaining performance period (in years)	3.08	3.08 -2.73	2.86
Dividend yield	—	—	—
The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities as of the grant date. Expected volatility is based on the historical volatility of the Company’s common stock over the estimated expected life. The Company does not pay a dividend, therefore, the dividend yield is assumed to be zero.
The following table summarizes PRSU and RSU activity during the year ended December 31, 2025 :

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2024	2,277,132	$5.36
Granted	2,025,000	4.77
Vested	(1,493,869)	5.01
Cancelled	(100,000)	14.73
Forfeited	(758,880)	4.45
Unvested restricted units outstanding as of December 31, 2025	1,949,383	$4.88
At December 31, 2025, there were 1,699,383 restricted stock units and 250,000 performance-based restricted stock units outstanding under the Plans. The PRSU and RSU activity table above includes PRSU units granted that are based on a 100% target payout.
As of December 31, 2025, $5.8 million of unrecognized compensation cost related to unvested restricted stock units (including performance based awards) is expected to be recognized over a weighted-average period of 1.88 years.
Stock Option Activity
Under the Plans, options granted to date generally vest over a three or four year period, with a maximum term of ten years. Stock option activity during the year ended December 31, 2025 is as follows:

	Number of Options Outstanding	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	103,561	$10.77
Options expired	(31,929)	7.56
Outstanding at December 31, 2025	71,632	$12.20	0.9	$—

Options vested and expected to vest at December 31, 2025	71,632	$12.20	0.9	$—
Options vested and exercisable at December 31, 2025	71,632	$12.20	0.9	$—
The aggregate intrinsic value of options exercised at December 31, 2025, 2024, and 2023, was nil, nil, and nil, respectively. All of the Company’s outstanding stock options are fully vested. As of December 31, 2025, there was no remaining unrecognized compensation cost related to stock options.

Share-based Compensation
The Company recognized share-based compensation expense from all awards in the following expense categories (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$420	$765	$952
Research and development	785	2,095	2,463
Sales and marketing	448	1,512	2,059
General and administrative	7,455	10,898	17,400
Total	$9,108	$15,270	$22,874
Income tax benefits recognized from stock-based compensation arrangements in each of the periods presented were immaterial due to cumulative losses and valuation allowances.

13. Revenue Recognition
Deferred Commissions
The following table presents the activity impacting deferred commissions for the year ended December 31, 2025 (in thousands):

Deferred Commissions

Balance as of 12/31/2023	$22,997
Capitalized deferred commissions	9,662
Amortization of deferred commissions	(12,151)
Balance as of 12/31/2024	$20,508
Deferred commissions divested (see Note 15. Divestitures)	(5,646)
Capitalized deferred commissions	6,796
Amortization of deferred commissions	(8,133)
Balance as of 12/31/2025	$13,525
Deferred Revenue
During the year ended December 31, 2025, we recognized $81.6 million and $1.9 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of December 31, 2025, approximately $165.6 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 70% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.
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

Revenue by geography is based on the ship-to address of the customer, which is intended to approximate where the customers' users are located. The ship-to country is generally the same as the billing country. The Company has operations primarily in the U.S., United Kingdom and Canada. Information about these operations is presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues:
Subscription and support:
United States	$150,574	$187,762	$201,252
United Kingdom	21,218	33,697	37,004
Canada	11,815	12,793	13,644
Other International	21,466	26,433	29,654
Total subscription and support revenue	205,073	260,685	281,554
Perpetual license:
United States	2,042	2,959	2,654
United Kingdom	345	310	589
Canada	189	258	199
Other International	2,704	2,310	2,635
Total perpetual license revenue	5,280	5,837	6,077
Professional services:
United States	3,863	4,919	5,961
United Kingdom	767	937	1,318
Canada	578	704	827
Other International	1,315	1,712	2,115
Total professional service revenue	6,523	8,272	10,221
Total revenue	$216,876	$274,794	$297,852

14. Employee Benefit Plans
The Company has established various international defined contribution plans and one voluntary defined contribution retirement plan qualifying under Section 401(k) of the Internal Revenue Code. The Company made no contributions to the 401(k) plans for the years ended December 31, 2025, 2024 and 2023.

15. Divestitures
During the year ended December 31, 2025, the Company completed divestitures of certain product lines for combined total consideration of $15.5 million with up to $4.0 million in earn-outs over the next 2 years. For the year ended December 31, 2025, the combined net loss on divestitures was $24.4 million and divestiture-related expenses were $9.7 million.
Total consideration included a secured promissory note in the principal amount of $5.5 million to be repaid quarterly over 5 years bearing interest at 10% annually. The Company recognized the promissory note at its fair value of $4.9 million on the date of sale. The Company evaluated the collectability of the promissory note at inception and based on that evaluation the Company provided a $1.5 million reserve which was recorded as an additional loss on the divestiture of the product lines. At December 31, 2025, the book value of the note was $3.0 million. The Company will continue to monitor the collectability of the note and will record adjustments to the estimated net realizable value as deemed necessary until the note is settled. This note matures in 2030. At December 31, 2025, the current portion of the promissory note, net of the allowance, was $0.5 million and is recorded in prepaid expenses and other current assets on the Company’s consolidated balance sheets and the long-term portion of the promissory note, net of the allowance, was $2.5 million and is recorded in other assets on the Company’s consolidated balance sheets. The Company's interest in this note receivable is a variable interest and the underlying entity is a variable interest entity (“VIE”). The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and accordingly, the VIE is not consolidated.

As part of the divestitures, the Company entered into transition services agreements (each a “TSA”) with each of the buyers to assist them in the transition of certain functions, including, but not limited to, information technology, finance and accounting. Each TSA period has lapsed as of December 31, 2025. The Company has $0.2 million in TSA receivables due from the buyers recorded in prepaid expenses and other current assets in the consolidated balance sheets at December 31, 2025.

16. Segment Information and Geographic Information
The Company’s Chief Executive Officer is considered to be the chief operating decision-maker (“CODM”). The CODM manages the business as a multi-product cloud-based software application business that utilizes a singular operating model to deliver a consistently high level of operating performance to customers regardless of their geography or IT environment. Operating results are reviewed by the CODM primarily at the consolidated entity level for purposes of making resource allocation decisions and for evaluating financial performance. Accordingly, we consider the Company to be in a single operating and reporting segment structure. The key measure of profit or loss utilized by the CODM to assess the performance of and allocate resources within the Company’s single operating segment is net loss. This measure is presented on the consolidated statements of operations. Significant segment expenses included in net loss are cost of revenue, sales and marketing, research and development, general and administrative, depreciation and amortization, acquisition and divestiture related expenses, interest expense, net and other income (expense), which are presented on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.
Revenue
See “Note 13 Revenue Recognition—Disaggregated Revenue” for a detail of revenue by geography.
Property and equipment

	December 31,
	2025	2024
Property and equipment, net:
United States	$1,208	$720
United Kingdom	75	117
Canada	369	367
Other International	163	314
Total property and equipment, net	$1,815	$1,518
Operating lease right-of-use asset

	December 31,
	2025	2024
Operating lease right-of-use asset:
United States	$1,436	$906
United Kingdom	59	67
Canada	74	161
Other International	144	230
Total operating lease right-of-use asset	$1,713	$1,364

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025.
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
Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) . Based on that assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025 based on those criteria.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Retention Arrangement
On February 26, 2026, the Compensation Committee of the Board approved a retention arrangement for Dan Doman, the Company’s Chief Operating and Product Officer. Pursuant to the arrangement, all of his then-outstanding and unvested equity awards were modified to provide for full vesting upon a change in control of the Company.
Rule 10b5-1 Trading Arrangements
None of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Officers and Corporate Governance
We have adopted a code of ethics that applies to the Company’s directors, officers and employees, including the Chief Executive Officer and the Chief Financial Officer and any other persons performing similar functions. The text of our code of ethics, “Code of Business Conduct and Ethics,” has been posted on our website at https://investor.uplandsoftware.com/governance/governance-documents/default.aspx. We will provide a copy of the code of ethics without charge upon request to Corporate Secretary, Upland Software, Inc., 900 S. Capital of Texas Highway, Las Cimas IV, Suite 300, Austin, Texas 78746.
Additional information required by this item is incorporated by reference from our 2026 Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2026 Annual Meeting of Stockholders (“2026 Proxy Statement), under the headings “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Directors and Corporate Governance” and “Executive Officers.” The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.

Item 11.    Executive Compensation
The information required by this item is incorporated by reference from our 2026 Proxy Statement, under the headings “Executive Compensation” and “Directors and Corporate Governance-Compensation Committee Interlocks and Insider Participation.” The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our 2026 Proxy Statement under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.” The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.

Item 13.    Certain Relationships, and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our 2026 Proxy Statement under the headings “Certain Relationships and Related Party Transactions” and “Directors and Corporate Governance-Director Independence.” The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.

Item 14.    Principal Accounting Fees and Services
The information required by this item is incorporated by reference from our 2026 Proxy Statement under the heading “Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm.” The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the calendar year to which this report relates.

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

Item 16. Form 10-K Summary
Not applicable.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, as currently in effect	10-K	001-36720	3.1	March 30, 2016
3.2	Amended and Restated By-laws of Upland Software, Inc., effective February 3, 2020	8-K	001-36720	3.1	February 4, 2020
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K	001-36720	3.1	August 23, 2022
3.4	Certificate of Designations of Series B Junior Participating Preferred Stock of Upland Software, Inc., filed with the Secretary of State of the State of Delaware on May 2, 2023.	8-K	001-36720	3.1	May 3, 2023
3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Upland Software, Inc.	8-K	001-36720	3.1	June 8, 2023
3.6	Amendment to the Second Amended and Restated Bylaws of Upland Software, Inc.	8-K	001-36720	3.1	March 3, 2025
4.1	Description of Capital Stock	10-K	001-36720	4.1	March 12, 2025
4.3	Tax Benefit Preservation Plan, dated as of June 5, 2024, by and between Upland Software, Inc. and Broadridge Corporate Issuer Solutions, LLC, as rights agent.	8-K	001-36720	10.1	June 5, 2024
10.1+	Form of Indemnification Agreement for directors and officers	S-1	333-198574	10.2	October 27, 2014
10.2+	Amended and Restated 2010 Stock Plan, as amended September 2, 2014	S-1	333-198574	10.3.1	September 4, 2014
10.3+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Standard)	S-1	333-198574	10.4	September 4, 2014
10.3.1+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Former ComSci, LLC Employees)	S-1	333-198574	10.4.1	September 4, 2014
10.3.2+	Form of Stock Option Agreement under Amended and Restated 2010 Stock Plan (Executive)	S-1	333-198574	10.4.2	September 4, 2014
10.3.3+	Form of Amendment to Stock Option Agreement under Amended and Restated 2010 Stock Plan with Certain Executives	S-1	333-198574	10.4.3	September 4, 2014
10.4+	Form of Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5	September 4, 2014
10.4.1+	Form of Amendment to Restricted Stock Purchase Agreement under Amended and Restated 2010 Stock Plan	S-1	333-198574	10.5.1	September 4, 2014
10.5+	2014 Equity Incentive Plan	S-1	333-198574	10.6	October 27, 2014
10.6+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.7	October 27, 2014
10.6.1+	Form of Stock Option Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.7.1	October 27, 2014
10.7+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.8	October 27, 2014
10.7.1+	Form of Restricted Stock Purchase Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.8.1	October 27, 2014
10.8+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan	S-1	333-198574	10.9	October 27, 2014
10.8.1+	Form of Restricted Stock Unit Award Agreement under 2014 Equity Incentive Plan (Executive)	S-1	333-198574	10.9.1	October 27, 2014
10.9+	Upland Software, Inc. 2024 Omnibus Incentive Plan	8-K	001-36720	4.1	June 5, 2024
10.20+	Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.21	March 30, 2017
10.21+	Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.23	March 30, 2017
10.22+	Amendment #1 to Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.23	March 15, 2019
10.23+	Amendment #1 to Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.25	March 15, 2019

		Incorporated by Reference
10.24+	Amendment #2 to Employment Agreement between the Registrant and Michael D. Hill, dated March 28, 2017	10-K	001-36720	10.29	February 25, 2021
10.25+	Amendment #2 to Employment Agreement between the Registrant and John T. McDonald, dated March 28, 2017	10-K	001-36720	10.31	February 25, 2021
10.26+	Employment Agreement between the Registrant and Dan Doman, dated November 1, 2022	10-Q	001-36720	10.1	August 3, 2023
10.27+	Amendment #3 to Employment Agreement between the Registrant and John T. McDonald, dated January 30, 2024	10-K	001-36720	19	March 12, 2025
10.35	Securities Purchase Agreement, by and between Upland Software, Inc. and Ulysses Aggregator, LP, dated as of July 14, 2022	8-K	001-36720	10.1	July 14, 2022
10.36	Registration Rights Agreement, by and between Upland Software, Inc. and Ulysses Aggregator, LP, dated as of August 23, 2022	8-K	001-36720	10.1	August 23, 2022
10.37	Credit Agreement, dated as of July 25, 2025, by and among Upland Software, Inc., the subsidiary guarantors party thereto, Sound Point Capital, as administrative agent, and the lenders party thereto.	8-K	001-36720	10.1	July 28, 2025
19*	Insider Trading Policy
21.1*	List of subsidiaries of Upland Software, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included on signature pages hereto)
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

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1	10-K	001-36720	97.1	March 12, 2025
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates management contract, compensatory plan or arrangement.
* Filed herewith.
(1) The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 as amended or the Securities Exchange Act of 1934 as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirement of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:   March 3, 2026

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John T. McDonald	Chief Executive Officer and Chairman	March 3, 2026
John T. McDonald	(Principal Executive Officer)

/s/ Michael D. Hill	Chief Financial Officer and Treasurer	March 3, 2026
Michael D. Hill	(Principal Financial Officer and Principal Accounting Officer)

/s/Tim Mattox	Director	March 3, 2026
Tim Mattox

/s/ David D. May	Director	March 3, 2026
David D. May

/s/ Stephen E. Courter	Director	March 3, 2026
Stephen E. Courter

/s/ Teresa M. Walsh	Director	March 3, 2026
Teresa M. Walsh

/s/ David H.S. Chung	Director	March 3, 2026
David H.S. Chung