Form 10-Q
period 2026-03-31
Upland Software, Inc.
filed 2026-05-01
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
As of April 29, 2026, 29,363,201 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
Item 1. Financial Statements

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,781	$29,398
Restricted cash	626	626
Accounts receivable (net of allowance of $64 and $140 at March 31, 2026, and December 31, 2025, respectively)	23,622	25,603
Deferred commissions, current	5,448	5,660
Unbilled receivables	4,125	3,981
Income tax receivable, current	2,789	1,832
Prepaid expenses and other current assets	7,123	8,154
Total current assets	73,514	75,254
Tax credits receivable	841	863
Property and equipment, net	1,672	1,815
Operating lease right-of-use asset	1,552	1,713
Intangible assets, net	55,358	62,317
Goodwill	258,276	259,631
Deferred commissions, noncurrent	7,866	7,865
Interest rate derivatives	105	15
Other assets	3,476	3,704
Total assets	$402,660	$413,177
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,291	$2,140
Accrued compensation	3,984	4,358
Accrued expenses and other current liabilities	2,324	3,938
Deferred revenue	73,746	74,768
Operating lease liabilities, current	759	817
Current maturities of notes payable (includes unamortized discount of $1,164 and $1,133 at March 31, 2026, and December 31, 2025, respectively)	4,127	7,739
Total current liabilities	87,231	93,760
Notes payable, less current maturities (includes unamortized discount of $4,842 and $4,961 at March 31, 2026, and December 31, 2025, respectively)	223,545	224,667
Deferred revenue, noncurrent	4,692	4,841
Operating lease liabilities, noncurrent	1,849	1,971
Noncurrent deferred tax liability, net	6,631	6,723
Other long-term liabilities	519	505
Total liabilities	324,467	332,467
Mezzanine equity:
Series A Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 115,000 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	130,581	129,078
Stockholders’ deficit:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 29,363,201 and 29,118,178 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	3	3
Additional paid-in capital	606,659	607,275
Accumulated other comprehensive loss	(17,312)	(15,138)
Accumulated deficit	(641,738)	(640,508)
Total stockholders’ deficit	(52,388)	(48,368)
Total liabilities, convertible preferred stock and stockholders’ deficit	$402,660	$413,177
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Subscription and support	$46,091	$60,182
Perpetual license	1,295	1,608
Total product revenue	47,386	61,790
Professional services	1,304	1,865
Total revenue	48,690	63,655
Cost of revenue:
Subscription and support	11,112	16,950
Professional services and other	822	1,098
Total cost of revenue	11,934	18,048
Gross profit	36,756	45,607
Operating expenses:
Sales and marketing	9,472	13,756
Research and development	8,044	11,542
General and administrative	8,538	11,621
Depreciation and amortization	5,631	7,995
Divestiture-related expenses	22	1,745
Total operating expenses	31,707	46,659
Income (loss) from operations	5,049	(1,052)
Other income (expense):
Interest expense, net	(4,459)	(2,443)
Loss on divestitures of businesses	—	(23,457)
Other expense, net	(834)	(241)
Total other expense, net	(5,293)	(26,141)
Loss before benefit from (provision for) income taxes	(244)	(27,193)
Benefit from (provision for) income taxes	(986)	1,345
Net loss	$(1,230)	$(25,848)
Preferred stock dividends	(1,503)	(1,438)
Net loss attributable to common stockholders	$(2,733)	$(27,286)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.09)	$(0.97)
Weighted-average common shares outstanding, basic and diluted	29,159,015	28,220,936

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(1,230)	$(25,848)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(1,108)	2,264
Realized foreign currency gain	—	5,715
Unrealized translation gain on foreign currency denominated intercompany loans, net of taxes	71	1,498
Interest rate swaps, net of reclassifications into earnings	(1,137)	(3,890)
Other comprehensive income (loss):	$(2,174)	$5,587
Comprehensive loss	$(3,404)	$(20,261)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2026
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	115,000	$129,078	29,118,178	$3	$607,275	$(15,138)	$(640,508)	$(48,368)
Dividends accrued - Convertible Preferred Stock	—	1,503	—	—	(1,503)	—	—	(1,503)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	245,023	—	(74)	—	—	(74)
Stock-based compensation	—	—	—	—	961	—	—	961
Unrealized foreign currency translation adjustment	—	—	—	—	—	(1,108)	—	(1,108)
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—	—	—	—	71	—	71
Interest rate swaps	—	—	—	—	—	(1,137)	—	(1,137)
Net loss			—	—	—	—	(1,230)	(1,230)
Balance at March 31, 2026	115,000	$130,581	29,363,201	$3	$606,659	$(17,312)	$(641,738)	$(52,388)

	Three Months Ended March 31, 2025
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	115,000	$123,230	28,168,267	$3	$605,286	$(21,990)	$(601,604)	$(18,305)
Dividends accrued - Convertible Preferred Stock	—	1,438	—	—	(1,438)	—	—	(1,438)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	316,012	—	(494)	—	—	(494)
Stock-based compensation	—	—	—	—	2,675	—	—	2,675
Realized translation gain on divestitures of businesses	—	—	—	—	—	5,715	—	5,715
Foreign currency translation adjustment	—	—	—	—	—	2,264	—	2,264
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—	—	—	—	1,498	—	1,498
Interest rate swaps	—	—	—	—	—	(3,890)	—	(3,890)
Net loss	—	—	—	—	—	—	(25,848)	(25,848)
Balance at March 31, 2025	115,000	$124,668	28,484,279	$3	$606,029	$(16,403)	$(627,452)	$(37,823)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(1,230)	$(25,848)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,624	9,661
Deferred income taxes	4	(3,078)
Amortization of deferred costs	1,687	2,735
Foreign currency re-measurement loss	882	460
Non-cash interest, net and other income, net	(899)	(1,186)
Non-cash stock-based compensation expense	961	2,675
Non-cash loss on divestitures of businesses	—	23,457
Non-cash loss on retirement of fixed assets	2	2
Changes in operating assets and liabilities:
Accounts receivable	1,865	7,971
Prepaid expenses and other current assets	(145)	(2,519)
Other assets	(1,529)	(1,967)
Accounts payable	164	(7,198)
Accrued expenses and other liabilities	(1,905)	2,494
Deferred revenue	(878)	646
Net cash provided by operating activities	5,603	8,305
Investing activities
Purchase of property and equipment	(81)	(424)
Collections on note receivable	177	—
Proceeds from the divestitures of businesses, net of cash transferred	—	4,213
Net cash provided by investing activities	96	3,789
Financing activities
Payments on notes payable	(4,822)	(34,226)
Payments of debt issuance costs	(213)	(3)
Taxes paid related to net share settlement of equity awards	(74)	(494)
Net cash used in financing activities	(5,109)	(34,723)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(207)	(92)
Change in cash, cash equivalents and restricted cash	383	(22,721)
Cash, cash equivalents and restricted cash, beginning of period	30,024	57,052
Cash, cash equivalents and restricted cash, end of period	$30,407	$34,331
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate derivatives	$5,814	$4,162
Cash paid for taxes, net of refunds	$2,869	$1,976
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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other period.
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K.
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
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 1, 2026, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Restricted Cash
The Company is required to maintain a letter of credit as collateral during the term of an operating lease for office space. As of March 31, 2026 and December 31, 2025, we had $0.6 million of restricted cash deposited in a restricted account as collateral for the letter of credit. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	3/31/2026	12/31/2025
Cash and cash equivalents	$29,781	$29,398
Restricted cash	626	626
Total cash, cash equivalents and restricted cash	$30,407	$30,024

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
No individual customer represented more than 10% of total revenues for the three months ended March 31, 2026 or March 31, 2025 and no individual customer represented more than 10% of accounts receivable as of March 31, 2026 or December 31, 2025.

Recent Accounting Pronouncements
Recently issued accounting pronouncements - Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets related to credit losses for accounts receivable and contract assets. ASU 2025-05 provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This ASU is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company adopted the standard on January 1, 2026, on a prospective basis and elected to apply the practical expedient to its estimate of expected credit losses for current accounts receivable and current contract assets. The adoption did not have a material impact on the Company’s consolidated financial statements.
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversions and Other Options. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted this guidance effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.
Recently issued accounting pronouncements - Not Adopted
In September 2025, the FASB issued accounting standards update (“ASU”) 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. ASU 2025-07 expands the scope exception for certain contracts not traded on an exchange to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. This improvement is expected to result in more contracts and embedded features being excluded from the scope of Topic 815. This ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06 Intangibles—Goodwill and Other—Internal-Use Software Targeted Improvements to the Accounting for Internal-Use Software related to accounting for internal-use software costs. ASU 2025-06 improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.
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
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at March 31, 2026
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$17,010	$—	$—	$17,010
Interest rate derivatives	—	105	—	105
Total	$17,010	$105	$—	$17,115

	Fair Value Measurements at December 31, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$18,551	$—	$—	$18,551
Interest rate derivatives	—	15	—	15
Total	$18,551	$15	$—	$18,566
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
The Company believes the carrying value of its long-term debt at March 31, 2026 approximates its fair value based on its variable interest rate feature and interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at March 31, 2026 and December 31, 2025 was $233.7 million and $238.5 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.
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

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the three months ended March 31, 2026 are summarized in the table below (in thousands):

Balance at December 31, 2025	$259,631
Foreign currency translation adjustment	(1,355)
Balance at March 31, 2026	$258,276
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
Intangible assets, net include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its historical business acquisitions. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2026:
Customer relationships	7-10	$200,273	$150,432	$49,841
Trade name	9.6-10	1,189	907	282
Developed technology	4-9	32,021	26,873	5,148
Favorable leases	6.3	265	178	87
Total intangible assets		$233,748	$178,390	$55,358

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2025:
Customer relationships	7-10	$201,918	$146,221	$55,697
Trade name	9.6-10	1,196	889	307
Developed technology	4-9	32,340	26,126	6,214
Favorable leases	6.3	270	171	99
Total intangible assets		$235,724	$173,407	$62,317
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. No impairments of intangibles were recorded during the three months ended March 31, 2026 or the three months ended March 31, 2025.
Total amortization expense was $6.4 million during the three months ended March 31, 2026, and $9.4 million for the three months ended March 31, 2025, respectively.

5. Income Taxes
The Company’s income tax provision for the three months ended March 31, 2026 and March 31, 2025 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The income tax provision of $1.0 million for the three months ended March 31, 2026 is primarily related to the income taxes associated with non-U.S. operations.
The income tax benefit of $1.3 million for the three months ended March 31, 2025 is largely comprised of the tax benefit due to divestitures of businesses during this period. This tax benefit is offset by income taxes associated with U.S. and non-U.S. operations.
The Company historically incurred operating losses in the United States prior to 2021 and given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets at March 31, 2026 and December 31, 2025, respectively.
The Company has reflected uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets for which the balance is immaterial at March 31, 2026. The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction, several U.S. state jurisdictions and several foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2022 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2019. U.S. operating losses generated in years prior to 2022 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

6. Debt
Long-term debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Senior secured loans (includes unamortized discount and debt costs of $6,006 and $6,094 based on an imputed interest rate of 10.4% and 10.4%, at March 31, 2026 and December 31, 2025, respectively)	$227,672	$232,406
Less current maturities	(4,127)	(7,739)
Total long-term debt	$223,545	$224,667
On July 25, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”) which provided for (i) a senior secured term loan facility in the aggregate principal amount of $240.0 million (the “Term Loan”) and (ii) a senior secured revolving credit facility in the aggregate principal amount of $30.0 million (the “Revolving Facility” and together with the Term Loan, the “Credit Facilities”).
The Term Loan matures on July 25, 2031 and bears an interest rate of the secured overnight financing rate, which shall not be less than 1.5%, plus a margin of 6.0% per annum (with step downs and a potential step up at specified leverage levels). At March 31, 2026, the floating interest rate was 9.7%.
Payments on the Term Loan are due quarterly in amounts equal to (a) 2.50% per annum of the original principal amount of the Term Loan commencing beginning December 31, 2025 through September 30, 2026, (b) 1.75% per annum of the original principal amount of the Term Loan commencing December 31, 2026 through September 30, 2027, and (c) 1.00% per annum of the original principal amount of the Term Loan commencing December 31, 2027 and continuing each fiscal quarter thereafter, with the balance payable on the maturity date. Excess Cash Flow payments due under the terms of the Credit Agreement were $0.2 million and $3.3 million at March 31, 2026 and December 31, 2025, respectively, and are included in current maturities of long-term debt in the condensed consolidated balance sheets.
The Revolving Facility matures on July 25, 2031 and bears the same interest rate as the Term Loan. No amounts were outstanding under the Revolving Facility as of March 31, 2026.
The Credit Facilities contains customary representations, warranties, covenants, including financial covenant, and events of default. The Credit Facilities are secured by substantially all of the Company’s assets, subject to certain exclusions. The Term Loan also includes (i) a covenant tested quarterly which limits the consolidated secured leverage ratio to 6.0 to 1.0 or under and (ii) certain other changes to the terms of the Credit Agreement, including with respect to certain negative covenants. The Revolving Facility is subject to the same covenants and terms as the Term Loan. As of March 31, 2026, the Company was in compliance with all covenants under the Credit Facilities.
The Company’s previous senior secured credit agreement provided for 7 year, senior secured term loans which were repaid July 25, 2025 with the proceeds of the Term Loan.
Lender fees and third party costs associated with the Term Loan are recorded as a direct deduction from the long-term debt and lender fees and third party costs associated with the Revolving Facility are recorded in other assets in the condensed consolidated balance sheets. All lender fees and third party costs are amortized into interest expense, net over the contractual term of the Credit Agreement.
Interest rate derivatives
In 2019 the Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to their debt through the maturity of the previous senior secured term loans, August 6, 2026. At the time the Company entered into the interest rate swap agreements, the Company designated all of the swaps as cash flow hedges. In August 2024, the Company de-designated all of the interest rate swaps and the realized and unrealized gains previously recognized as a component of accumulated other comprehensive loss are being amortized to interest expense, net as interest is accrued or prepayments are made on the Company’s debt. Subsequent to the de-designation, changes in the fair value of the interest rate swaps were recorded to interest expense, net. On July 18, 2025, the Company sold all of its remaining floating-to-fixed interest rate swap agreements.
Effective September 30, 2025, the Company entered into an interest rate cap agreement to limit exposure to interest rate risk, effectively capping the secured overnight financing rate at 4.5% related to $120.0 million of their outstanding debt. The interest rate cap is reported at fair value and is included in interest rate derivatives on the condensed consolidated balance sheets, and the change in the fair value of the interest rate cap is reported in interest expense, net on the condensed consolidated statements of operations.

The impact of the Company’s interest rate swaps on its condensed consolidated statements of comprehensive loss for the three months ended March 31, 2026 and March 31, 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	$(1,137)	$(3,890)
The impact of the Company’s interest rate derivatives on its condensed consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Unrealized gain (loss) in fair value of interest rate derivatives	$90	$(2,164)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	1,137	3,890
Cash payments on interest rate swaps	—	1,663
Total income (expense) from interest rate derivatives in interest expense, net	$1,227	$3,389
Cash interest costs averaged 9.7% and 5.9% for the three months ended March 31, 2026 and 2025, respectively.

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

The following table sets forth the computations of net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net Loss	$(1,230)	$(25,848)
Preferred stock dividends and accretion	(1,503)	(1,438)
Net loss attributable to common stockholders	$(2,733)	$(27,286)
Denominator:
Weighted–average common shares outstanding, basic and diluted	29,159,015	28,220,936
Net loss per common share, basic and diluted	$(0.09)	$(0.97)
Due to the net losses for the three months ended March 31, 2026 and March 31, 2025, respectively, basic and diluted net loss per share were the same. The Company uses the application of the if-converted method for calculating diluted earnings per share on its Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on its stock options, restricted stock units and performance-based restricted stock units.
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

	March 31,
	2026	2025
Stock options	71,632	103,561
Restricted stock units	2,081,670	2,679,178
Performance restricted stock units	250,000	350,000
Series A Preferred Stock on an if-converted basis(1)	7,722,133	7,384,195
Total anti–dilutive common share equivalents	10,125,435	10,516,934
(1) As of March 31, 2026, the Series A Preferred Stock plus accumulated dividends totaled $135.1 million. The Series A Preferred Stock has a conversion price of $17.50 per share, as detailed in “Note 9. Mezzanine Equity”.

8. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases these arrangements require a minimum annual purchase commitment.
Litigation
In the normal course of business, the Company is involved in various lawsuits and legal proceedings. The Company does not anticipate that any current or pending legal proceedings will have a material adverse effect on the Company's condensed consolidated balance sheets or condensed consolidated statements of operations.
Letter of Credit
In conjunction with an operating lease agreement, the Company provided a $0.6 million letter of credit in conformance with the contractual provisions of the lease. The letter of credit expires July 2029. The amount underlying such letter of credit is reflected as restricted cash in the Company's consolidated balance sheets as of March 31, 2026.

9. Mezzanine Equity
Series A Convertible Preferred Stock
As of March 31, 2026 and December 31, 2025, there were 115,000 shares of Series A Preferred Stock of the Company, par value $0.0001 per share, issued and outstanding. The Series A Preferred Stock was issued on August 23, 2022 for an aggregate purchase price $115.0 million. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses of $4.6 million comprised of transaction fees, and financial advisory and legal expenses which reduced the carrying value of the Series A Preferred Stock. Holders of the Series A Preferred Stock have certain customary registration rights with respect to any shares of Series A Preferred Stock or the Common Stock of the Company issuable upon conversion of the Series A Preferred Stock, including rights with respect to the filing of a shelf registration statement, underwritten offering rights and piggy back rights.
Dividend Provisions
The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an Initial Liquidation Preference of $1,000 per share, representing an aggregate Liquidation Preference (as defined below) of $1,000 upon issuance. Holders of the Series A Preferred Stock are entitled to the dividend at the rate of 4.5% per annum, within the first seven years after August 23, 2022 regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of August 23, 2022. The dividend can be paid, in the Company’s sole discretion, in cash or dividend in kind by adding to the Liquidation Preference of each share of Series A Preferred Stock outstanding. On June 7, 2023, the stockholders of the Company authorized, for purposes of complying with Nasdaq Listing Rules 5635(b) and (d), the issuance of shares of Common Stock underlying shares of Series A Preferred Stock in an amount equal to or in excess of 20% of the Common Stock outstanding immediately prior to the issuance of such Series A Preferred Stock (including upon the operation of anti-dilution provisions contained in the Certificate of Designation designating the terms of such Series A Preferred Stock). The Series A Preferred Stock is also entitled to fully participate in any dividends paid to the holders of Common Stock in cash, in stock or otherwise, on an as-converted basis. The Series A Preferred Stock had accrued unpaid dividends of $20.1 million as of March 31, 2026, representing 1,150,705 Common Stock shares upon conversion at $17.50 per share.
Liquidation Rights
In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into Common Stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of March 31, 2026, the Liquidation Preference of the Series A Preferred Stock plus accrued and unpaid dividends was $135.1 million.
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
Conversion Feature
The Series A Preferred Stock may be converted, at any time in whole or in part at the option of the holder into a number of shares of Common Stock equal to the quotient obtained by dividing the sum of the Liquidation Preference plus all accrued and unpaid dividends by the conversion price of $17.50 (the “Conversion Price”). The Conversion Price is subject to adjustment in certain events.
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

Share Repurchase Programs
On August 15, 2025, the Board of Directors authorized a stock repurchase program (the “2025 Share Repurchase Plan”) in the aggregate amount of up to $10 million (inclusive of any taxes payable as a result of such repurchase) that would allow the Company to repurchase shares of its issued and outstanding common stock, par value $0.0001 per share. The authorization does not have a specified expiration date. Accordingly, unless terminated earlier by resolution of the Board, the 2025 Share Repurchase Plan will expire when the Company has repurchased all shares authorized for repurchase thereunder. The Company is not obligated to acquire any particular amount of Common Stock and may modify or suspend the repurchases at any time in the Company’s discretion.
In the three months ended March 31, 2026, the Company did not purchase shares as part of the 2025 Stock Repurchase Plan. As of March 31, 2026, $9.9 million was still available for share repurchases under the 2025 Share Repurchase Plan.

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

Accumulated Other Comprehensive Income (Loss)
Comprehensive income consists of two elements, net loss and other comprehensive income (loss). Other comprehensive income (loss) items are recorded in the stockholders’ deficit section of the condensed consolidated balance sheets and are excluded from net loss. Other comprehensive income consists primarily of unrealized foreign currency translation adjustments for subsidiaries with functional currencies other than the U.S. dollar, unrealized translation gains (losses) on intercompany loans with foreign subsidiaries when repayment of those loans is not anticipated in the foreseeable future, and gains (losses) on interest rate swaps, net of amounts reclassified into interest expense, net.

The following table shows the components of accumulated other comprehensive loss, net of income taxes, (“AOCI”) in the stockholders’ deficit section of the condensed consolidated balance sheets at the dates indicated (in thousands):

	March 31, 2026	December 31, 2025
Unrealized foreign currency translation adjustment, net of realized amounts reclassified into loss from divestitures of businesses	$(16,331)	$(15,223)
Unrealized translation losses on intercompany loans with foreign subsidiaries, net of taxes	(2,534)	(2,605)
Unrealized gains on interest rate swaps, net of amounts reclassified into interest expense, net	1,553	2,690
Total accumulated other comprehensive loss	$(17,312)	$(15,138)
The unrealized translation losses on intercompany loans considered long-term in nature with foreign subsidiaries as of March 31, 2026 and December 31, 2025 are net of income tax of $1.4 million and $1.5 million, respectively.
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
The income tax expense/benefit allocated to each component of other comprehensive income for all periods and components is not material. The Company reclassifies taxes from AOCI to earnings as the items to which the tax effects relate are similarly reclassified.
Stock-Based Compensation
The Company’s stock-based compensation generally includes awards of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). Key employees, officers and directors of the Company and its consultants or advisors are eligible to receive awards.
The following table summarizes PSU and RSU activity during the three months ended March 31, 2026:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2025	1,949,383	$4.88
Granted	935,000	0.94
Vested	(382,294)	3.86
Forfeited	(170,419)	3.50
Unvested restricted units outstanding as of March 31, 2026	2,331,670	$3.57
The PSU and RSU activity table above includes 250,000 PSUs granted in 2025 based on a 100% target payout and still outstanding at March 31, 2026.
Compensation cost related to awards is based on the fair market value at the time of the grant. The fair value of the RSUs is determined based on the grant date fair value of the award. Compensation expense for RSUs is recognized over the required service period of the grant. The PSUs vest upon the achievement of specified market performance thresholds. The PSUs have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance up to a maximum of 300%, depending on the specified performance condition and the level of achievement obtained. The fair value of PSUs is determined using the Monte Carlo simulation model. Compensation expense for PSUs is recognized over the requisite service period and is not subject to adjustment regardless of whether the PSUs meet the performance metric.
The Company recognizes stock-based compensation expense from all awards in the following expense categories included in the condensed consolidated statements of income (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$86	$121
Research and development	83	290
Sales and marketing	30	252
General and administrative	762	2,012
Total	$961	$2,675

11. Revenue Recognition
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the three months ended March 31, 2026.
Amortization of deferred commissions in excess of commissions capitalized for the three months ended March 31, 2026 the three months ended March 31, 2025 was $0.2 million and $0.7 million, respectively.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the three months ended March 31, 2026, we recognized $30.9 million and $0.6 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of March 31, 2026, approximately $165.2 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 68% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

12. Divestitures
During the three months ended March 31, 2026, the Company did not execute any divestitures. Proceeds for divestitures completed in 2025 included a secured promissory note in the original principal amount of $5.5 million to be repaid quarterly over 5 years bearing interest at 10% annually through maturity in July 2030. At March 31, 2026, the book value of the note receivable was $2.8 million including a reserve for potential credit loss. The Company monitors the collectability of the note and will record adjustments to the estimated net realizable value as deemed necessary until the note is settled. At March 31, 2026, the current portion of the promissory note less associated reserve was $0.8 million and is recorded in prepaid and other current assets on the Company’s condensed consolidated balance sheets and the long-term portion of the promissory note less associated reserve was $3.6 million and is recorded in other assets on the Company’s condensed consolidated balance sheets.
The Company's interest in this note receivable is a variable interest and the underlying entity is a variable interest entity (“VIE”). The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and accordingly, the VIE is not consolidated.
As part of the divestitures, the Company entered into a transition services agreement (“TSA”) with the buyers to assist them in the transition of certain functions, including, but not limited to, information technology, finance and accounting, for an initial period of 60-120 days unless extended by mutual agreement. As of March 31, 2026 and March 31, 2025, the Company has $0.2 million and $2.0 million, respectively, in TSA receivables and escrow due from the buyers recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets.
During the three months ended March 31, 2025, the Company completed the divestitures of certain product lines for combined consideration of $5.5 million and up to $4.0 million in earn-outs over 2 years. The combined net loss on divestitures was $23.5 million for the three months ended March 31, 2025. The Company incurred divestiture-related expenses of $1.7 million during the three months ended March 31, 2025 which are recorded in divestiture-related expenses on the Company’s condensed consolidated statements of operations.

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

14. Subsequent Events
As previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on April 10, 2026, on April 7, 2026, the Company received a notification letter (the “Deficiency Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (Rule “5450(a)(1)”). The Deficiency Notice is a notice of deficiency, not delisting, and does not currently affect the listing or trading of the Company’s common stock on the Nasdaq Global Market. The Company's common stock will continue to trade on the Nasdaq Global Market under the symbol “UPLD” at this time.
The Company intends to actively monitor the closing bid price of its common stock and to consider plans for regaining compliance with Rule 5450(a)(1). While the Company plans to review all available options, there can be no assurance that it will be able to regain compliance with the applicable rules during the 180-day compliance period ending on October 5, 2026, any additional compliance period, or at all.
Additional information regarding the Deficiency Notice can be found in the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical information, this Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or our future financial or operating performance. Forward-looking statements may be identified by the use of forward-looking words such as “anticipate,” “believe,” “may,” “will,” “continue,” “seek,” “estimate,” “intend,” “hope,” “predict,” “could,” “should,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions, although not all forward-looking statements contain these words.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
For the three-month period ended March 31, 2026, our Core Organic Growth Rate was 0.25%.
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

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Reconciliation of total revenue to core organic revenue:
Total revenue	$48,690	$63,655
Less:
Perpetual license revenue	1,295	1,608
Professional services revenue	1,304	1,865
Subscription and support revenue from Sunset Assets	1,901	2,368
Subscription and support revenue from divestitures	—	12,433
Overage Charges	27	1,328
Core organic revenue	$44,163	$44,053
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

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(1,230)	$(25,848)
Add:
Depreciation and amortization expense	6,624	9,661
Interest expense (income), net	4,459	2,443
Other expense (income), net	834	241
Provision for (benefit from) income taxes	986	(1,345)
Stock-based compensation expense	961	2,675
Divestiture-related expenses	22	1,745
Non-recurring litigation costs	1	18
Purchase accounting deferred revenue discount	13	35
Loss on divestitures of businesses	—	23,457
Adjusted EBITDA	$12,670	$13,082

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

	Three Months Ended March 31,
	2026		2025
	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$46,091	95%	$60,182	95%
Perpetual license	1,295	3%	1,608	3%
Total product revenue	47,386	98%	61,790	98%
Professional services	1,304	2%	1,865	2%
Total revenue	48,690	100%	63,655	100%
Cost of revenue:
Subscription and support (1)(3)	11,112	23%	16,950	27%
Professional services and other (1)	822	2%	1,098	1%
Total cost of revenue	11,934	25%	18,048	28%
Gross profit	36,756	75%	45,607	72%
Operating expenses:
Sales and marketing (1)	9,472	19%	13,756	22%
Research and development (1)	8,044	16%	11,542	18%
General and administrative (1)(2)	8,538	18%	11,621	18%
Depreciation and amortization	5,631	12%	7,995	13%
Divestiture-related expenses	22	—%	1,745	2%
Total operating expenses	31,707	65%	46,659	73%
Income (loss) from operations	5,049	10%	(1,052)	(1)%
Other expense:
Interest expense, net	(4,459)	(9)%	(2,443)	(4)%
Loss on divestitures of businesses	—	—%	(23,457)	(37)%
Other income (expense), net	(834)	(2)%	(241)	—%
Total other expense	(5,293)	(11)%	(26,141)	(41)%
Loss before benefit from (provision for) income taxes	(244)	(1)%	(27,193)	(42)%
Benefit from (provision for) income taxes	(986)	(2)%	1,345	1%
Loss from operations	(1,230)	(3)%	(25,848)	(41)%
Preferred stock dividends and accretion	(1,503)	(3)%	(1,438)	(2)%
Net loss attributable to common shareholders	$(2,733)	(6)%	$(27,286)	(43)%
Net loss per common share:
Net loss per common share, basic and diluted	$(0.09)		$(0.97)
Weighted-average common shares outstanding, basic and diluted	29,159,015		28,220,936

(1) Includes stock-based compensation detailed under Share-based Compensation in “Item 1. Financial Statements—Note 10. Stockholders' Deficit”.
(2) Includes general and administrative stock-based compensation of $0.8 million and $2.0 million for the three months ended March 31, 2026 and March 31, 2025, respectively. General and administrative expense excluding stock-based compensation as a percentage of total revenues was 16% and 15% for the three months ended March 31, 2026 and March 31, 2025, respectively.

(3) Includes depreciation and amortization of $1.0 million and $1.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Comparison of the Three Months Ended March 31, 2026 and 2025
See Note 12. Divestitures regarding product lines divested in the three months ended March 31, 2025.
Revenue

	Three Months Ended March 31,
	2026	2025	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$46,091	$60,182	(23)%
Perpetual license	1,295	1,608	(19)%
Total product revenue	47,386	61,790	(23)%
Professional services	1,304	1,865	(30)%
Total revenue	$48,690	$63,655	(24)%
For the Three Months Ended March 31, 2026
Total revenue was $48.7 million in the three months ended March 31, 2026, compared to $63.7 million in the three months ended March 31, 2025, a decrease of $15.0 million, or 24%. This decrease is primarily due to the expected declines in revenue related to divested product lines of $14.0 million and Sunset Assets of $0.5 million. Declines in perpetual license revenue of $0.3 million and professional services revenue of $0.3 million in core products were partially offset by an increase in subscription and support revenue of $0.1 million related to core products.

Cost of Revenue

	Three Months Ended March 31,
	2026	2025	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$11,112	$16,950	(34)%
Professional services and other	822	1,098	(25)%
Total cost of revenue	11,934	18,048	(34)%
Gross profit	$36,756	$45,607	(19)%

(1) Includes amortization and stock-based compensation expense as follows:
Amortization	$993	$1,666
Stock-based compensation	$86	$121
For the Three Months Ended March 31, 2026
Cost of subscription and support revenue was $11.1 million in the three months ended March 31, 2026, compared to $17.0 million in the three months ended March 31, 2025, a decrease of $5.9 million, or 34%. The decrease related to divested product lines was $5.7 million attributable to infrastructure costs, variable telecom carrier costs, personnel costs and non-cash amortization of divested intangibles. The decrease related to Sunset assets was $0.2 million, primarily attributable to personnel-related costs. A decrease of $0.3 million in non-cash amortization of intangibles in our on-going product lines was offset by a $0.3 million increase in infrastructure costs.
Cost of professional services and other revenue was $0.8 million in the three months ended March 31, 2026, compared to $1.1 million in the three months ended March 31, 2025, a decrease of $0.3 million, or 25%. The decrease in cost of professional services and other revenue was comprised of a decrease in personnel-related expenses of $0.1 million in our divested product lines and $0.2 million in our on-going product lines due to lower professional services revenue in our core products.

Operating Expenses
Sales and Marketing Expense

	Three Months Ended March 31,
	2026	2025	% Change
	(dollars in thousands)
Sales and marketing (1)	$9,472	$13,756	(31)%

(1) Includes stock-based compensation expense as follows:
Stock-based compensation	$30	$252
For the Three Months Ended March 31, 2026
Sales and marketing expense was $9.5 million in the three months ended March 31, 2026, compared to $13.8 million in the three months ended March 31, 2025, a decrease of $4.3 million, or 31%. The decrease related to divested product lines was $2.9 million in personnel-related costs. The remaining decrease was due to declines in personnel-related costs of $0.1 million related to our Sunset Assets, and declines in personnel-related costs of $1.3 million related to our core product lines.

Research and Development Expense

	Three Months Ended March 31,
	2026	2025	% Change

	(dollars in thousands)
Research and development (1)	$8,044	$11,542	(30)%

(1) Includes stock-based compensation expense as follows:
Stock-based compensation	$83	$290
For the Three Months Ended March 31, 2026
Research and development expense was $8.0 million in the three months ended March 31, 2026, compared to $11.5 million in the three months ended March 31, 2025, a decrease of $3.5 million, or 30%. The decrease in research and development expense is primarily attributable to a $2.1 million decrease in personnel-related costs in our divested product lines and a $1.4 million decrease in personnel-related and contractor costs in our remaining product lines. The decrease in research and development expense in our core product lines reflects the 2025 termination of our out-sourced research and development contract and the continued use of our India Center of Excellence.

General and Administrative Expense

	Three Months Ended March 31,
	2026	2025	% Change

	(dollars in thousands)
General and administrative (1)	$8,538	$11,621	(27)%

(1) Includes stock-based compensation expense as follows:
Stock-based compensation	$762	$2,012
For the Three Months Ended March 31, 2026
General and administrative expense was $8.5 million in the three months ended March 31, 2026, compared to $11.6 million in the three months ended March 31, 2025, a decrease of $3.1 million, or 27%. This decrease is primarily due to a decrease of $2.5 million in personnel-related costs related to our on-going product lines due to decreased headcount including a decrease of $1.2 million in non-cash stock-based compensation expense. Software costs related to core product lines declined $0.2 million due to cost savings and professional fees declined $0.1 million. The decrease related to our divested product lines was $0.3 million.

Depreciation and Amortization Expense

	Three Months Ended March 31,
	2026	2025	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$213	$260	(18)%
Amortization	5,418	7,735	(30)%
Total depreciation and amortization	$5,631	$7,995	(30)%
For the Three Months Ended March 31, 2026
Depreciation and amortization expense was $5.6 million in the three months ended March 31, 2026, compared to $8.0 million in the three months ended March 31, 2025, a decrease of $2.4 million, or 30%. $0.7 million of the decrease resulted from the decline in amortization from intangible assets associated with Sunset Assets and $1.7 million of the decrease resulted from the decline in amortization from intangible assets associated with our divested product lines.

Divestiture-related Expenses

	Three Months Ended March 31,
	2026	2025	% Change
	(dollars in thousands)
Divestiture-related expenses	$22	$1,745	(100)%
For the Three Months Ended March 31, 2026
Divestiture-related expenses were nominal in the three months ended March 31, 2026, compared to $1.7 million in the three months ended March 31, 2025. In conjunction with the divestitures completed in the first quarter of 2025, we incurred $1.7 million in legal, accounting and other professional fees. Limited divestiture-related expenses were incurred in the three months ended March 31, 2026 as final expenses were incurred related to the 2025 divestitures and no divestitures were executed in 2026.

Other Expense

	Three Months Ended March 31,
	2026	2025	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(4,459)	$(2,443)	(83)%
Loss on divestitures of businesses	—	(23,457)	(100)%
Other income (expense), net	(834)	(241)	246%
Total other expense	$(5,293)	$(26,141)	(80)%
For the Three Months Ended March 31, 2026
Interest expense, net was $4.5 million in the three months ended March 31, 2026 compared to $2.4 million in the three months ended March 31, 2025, an increase of $2.1 million in net interest expense. This was primarily due to the effects of our interest rate derivatives which reduced interest expense by $1.2 million in the three months ended March 31, 2026 and by $3.4 million in the three months ended March 31, 2025, resulting in a $2.2 million year over year increase in interest expense. In addition, interest income for the three months ended March 31, 2026 declined $0.1 million from interest income in the three months ended March 31, 2025 due to lower cash and cash equivalents. These increases were offset by a $0.1 million decline in interest expense, driven by the decrease in our outstanding debt balance, which more than offset the impact of higher interest rates, as well as a $0.2 million reduction related to the amortization of deferred financing costs.
No divestitures were closed in the three months ended March 31, 2026. In the three months ended March 31, 2025, we finalized the divestitures of certain product lines in order to focus on our higher margin and higher growth potential product lines.
Other income (expense), net recognized during the three months ended March 31, 2026 and 2025 was related primarily to foreign currency exchange fluctuations.

Benefit from Income Taxes

	Three Months Ended March 31,
	2026	2025	% Change

	(dollars in thousands)
Benefit from (provision for) income taxes	$(986)	$1,345	(173)%
For the Three Months Ended March 31, 2026
The provision for income taxes was $1.0 million in the three months ended March 31, 2026, compared to a benefit from income taxes of $1.3 million in the three months ended March 31, 2025, resulting in an additional expense from income taxes of $2.3 million. The provision for income taxes for the three months ended March 31, 2026 relates primarily to income tax from non-U.S. operations. The benefit from income taxes in the three months ended March 31, 2025 relates primarily to the deferred tax benefit from the business divestitures in the first quarter of 2025. This tax benefit is partially offset by the income tax from non-U.S. and U.S. operations.

Liquidity and Capital Resources
We have financed our operations primarily through cash generated from operating activities, the raising of capital including sales of our Common Stock or our convertible preferred stock, and borrowings under credit facilities.
As of March 31, 2026, we had $30.4 million of cash, cash equivalents and restricted cash and $233.7 million of debt outstanding under our Credit Agreement. As of December 31, 2025, we had $30.0 million of cash, cash equivalents and restricted cash and $238.5 million of borrowings outstanding under our previous senior secured credit facility. The $0.4 million increase in cash, cash equivalents and restricted cash from December 31, 2025 to March 31, 2026 was primarily due to $5.6 million in cash inflows from operations netted with $4.8 million in debt repayments made in the three months ended March 31, 2026. Other uses of cash included $0.1 million in purchases of leasehold improvements and equipment and $0.2 million negative effect of exchange rates during the three months ended March 31, 2026.
Our cash and cash equivalents held by our foreign subsidiaries was $13.2 million as of March 31, 2026 and $10.0 million as of December 31, 2025. Our intent is to either permanently reinvest these funds outside the U.S. or use these funds to repay certain long-term intercompany loans. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
We believe our available cash and cash equivalents, together with our positive cash flows from operations and the liquidity provided by our $30 million revolving credit facility will be sufficient to meet our anticipated cash needs.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands)
Consolidated Statements of Cash Flows data:
Net cash provided by operating activities	$5,603	$8,305
Net cash provided by investing activities	96	3,789
Net cash used in financing activities	(5,109)	(34,723)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(207)	(92)
Change in cash, cash equivalents and restricted cash	383	(22,721)
Cash, cash equivalents and restricted cash, beginning of period	30,024	57,052
Cash, cash equivalents and restricted cash, end of period	$30,407	$34,331
Cash Flows from Operating Activities
Cash provided by operating activities is significantly influenced by the amount of cash we invest in personnel and infrastructure to support the growth of our business. Our working capital consists primarily of cash, receivables from customers, prepaid assets, unbilled professional services, deferred commissions, accounts payable, accrued compensation and other accrued expenses, lease liabilities, and deferred revenues. The volume of professional services rendered, the volume and timing of customer bookings and contract renewals, and the related timing of collections on those bookings and renewals, as well as the timing of spending commitments and payments of our accounts payable, accrued expenses, accrued payroll and related benefits, all affect these account balances.

Cash provided by operating activities was $5.6 million for the three months ended March 31, 2026 compared to cash provided by operating activities of $8.3 million for the three months ended March 31, 2025, a decrease of approximately $2.7 million. This decrease was primarily due to a reduction in accrued compensation and other accrued expenses combined with reduced accounts receivable due to the divestitures completed in 2025.
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
Cash provided by investing activities was $0.1 million for the three months ended March 31, 2026 compared to cash provided by investing activities of $3.8 million for the three months ended March 31, 2025, a decrease of $3.7 million. Cash activity consisted of $0.2 million in collections on the note receivable related to divestitures and $0.1 million in purchases of leasehold improvements and equipment for the three months ended March 31, 2026 compared to cash proceeds from divestitures of businesses of $4.2 million and $0.4 million in purchases of leasehold improvements and equipment for the three months ended March 31, 2025.
Cash Flows from Financing Activities
Historically, our primary financing activities have consisted of capital raises, proceeds from debt obligations, repayments and servicing of our debt obligations, share repurchases and share based employee payroll tax payment activity.
Cash used in financing activities was $5.1 million for the three months ended March 31, 2026 compared to $34.7 million for the three months ended March 31, 2025, a decrease of $29.6 million of cash used primarily due to $4.8 million in payments on our outstanding debt in the three months ended March 31, 2026 as compared to $34.2 million in payments made in the three months ended March 31, 2025.
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
As we operate as one reporting unit, the goodwill impairment evaluation is performed at the consolidated entity level by comparing the estimated fair value of the Company to its carrying value. We first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Qualitative factors considered include: industry and market considerations; macroeconomic conditions; and other relevant events and factors. Based on the qualitative assessment, if it is determined that it is more likely than not that the Company's fair value is less than its carrying value, then we perform a quantitative analysis using a fair-value-based approach to determine if the fair value of our reporting unit is less than its carrying value. Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, weighted average cost of capital, and future economic and market conditions. See “Note 4. Goodwill and Other Intangible Assets for more information.
We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of May 1, 2026, the date of issuance of this Quarterly Report on Form 10-Q. Estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three months ended March 31, 2026, as presented herein and in “Item 1. Financial Statements” to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). Please refer to our Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For discussion regarding our legal proceedings, if any, please refer to Note 8. Commitments and Contingencies in our unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2025 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes during 2026 to the risk factors that were included in the Company's Annual Report on Form 10-K, other than as set forth below.
Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.
Our common stock is listed on the NASDAQ Global Market, or Nasdaq. In order to maintain this listing, we must satisfy the continued listing requirements and standards of Nasdaq, including a minimum closing bid price requirement for our common stock of $1.00 per share. On April 7, 2026, we received a notification letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1) (“Rule 5450(a)(1)”). We have 180 calendar days, or until October 5, 2026, to regain compliance with Rule 5450(a)(1) by maintaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days, subject to Nasdaq’s discretion. If we do not regain compliance with Rule 5450(a)(1) by October 5, 2026, we may be afforded a second 180 calendar day period to regain compliance, subject to meeting applicable listing standards and written notice of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary.
If the closing bid price of our common stock continues to trade below $1.00 per share, we intend to implement a reverse stock split to attempt to regain compliance, as disclosed in our definitive proxy statement filed with the SEC on April 20, 2026. However, a reverse stock split requires stockholder approval, and there can be no assurance that our stockholders will approve the proposal or that a reverse stock split, if effected, would result in our regaining or maintaining compliance with Nasdaq’s continued listing requirements.
If we are unable to regain compliance within the applicable cure period, including any available extension, our common stock would be subject to delisting from Nasdaq. Further, even if we regain compliance, we may not be able to sustain compliance with Rule 5450(a)(1) in the long term. A delisting could significantly reduce the liquidity and market price of our common stock, limit investors’ ability to buy and sell our common stock, reduce analyst coverage, and negatively affect our ability to access the capital markets or complete strategic transactions on favorable terms, or at all. Delisting could also trigger certain contractual provisions or investor concerns that may further adversely affect us.

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
There were no purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2026. As of March 31, 2026, $9.9 million was still available for share repurchases under the 2025 Share Repurchase Plan.

Item 5. Other Information
Rule 10b5-1 Trading Plans
On March 9, 2026, Timothy Mattox, who serves on the Company’s Board of Directors, adopted a written plan for the sale of up to 58,481 shares of the Company’s Common Stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The written plan will expire on August 14, 2026, or on any earlier date on which all of the shares have been sold.

During the three months ended March 31, 2026, none of our other officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1*
Transition Agreement, dated February 25, 2026, by and between Upland Software, Inc. and John T. McDonald (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 25, 2026).

10.2*+	Offer Letter, dated February 21, 2026, by and between Upland Software, Inc. and Sean Nathaniel

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended March 31, 2026, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Upland Software, Inc., (ii) condensed consolidated statements of operations of Upland Software, Inc., (iii) condensed consolidated statements of comprehensive income (loss) of Upland Software, Inc., (iv) condensed consolidated statement of stockholders’ deficit of Upland Software, Inc., (v) condensed consolidated statements of cash flows of Upland Software, Inc. and (vi) notes to unaudited condensed consolidated financial statements of Upland Software, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*      Filed herewith.
**    Furnished herewith.
+    Certain personal information in this exhibit has been omitted in accordance with Regulation S-K Item 601(a)(6).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UPLAND SOFTWARE, INC.
Dated: May 1, 2026	/s/ Michael D. Hill
Michael D. Hill
Chief Financial Officer