Form 10-Q
period 2026-06-30
Upland Software, Inc.
filed 2026-08-14
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
As of August 10, 2026, 2,957,191 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
Item 1. Financial Statements

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,044	$29,398
Restricted cash	626	626
Accounts receivable (net of allowance of $80 and $140 at June 30, 2026, and December 31, 2025, respectively)	19,850	25,603
Deferred commissions, current	5,339	5,660
Unbilled receivables	3,723	3,981
Income tax receivable, current	3,871	1,832
Prepaid expenses and other current assets	5,657	8,154
Total current assets	70,110	75,254
Tax credits receivable	969	863
Property and equipment, net	1,550	1,815
Operating lease right-of-use asset	1,400	1,713
Intangible assets, net	48,814	62,317
Goodwill	222,693	259,631
Deferred commissions, noncurrent	7,573	7,865
Interest rate derivatives	120	15
Other assets	3,337	3,704
Total assets	$356,566	$413,177
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,457	$2,140
Accrued compensation	4,064	4,358
Accrued expenses and other current liabilities	2,829	3,938
Deferred revenue	66,102	74,768
Operating lease liabilities, current	646	817
Current maturities of notes payable (includes unamortized discount of $1,162 and $1,133 at June 30, 2026, and December 31, 2025, respectively)	4,120	7,739
Total current liabilities	80,218	93,760
Notes payable, less current maturities (includes unamortized discount of $4,571 and $4,961 at June 30, 2026, and December 31, 2025, respectively)	219,723	224,667
Deferred revenue, noncurrent	5,510	4,841
Operating lease liabilities, noncurrent	1,769	1,971
Noncurrent deferred tax liability, net	6,378	6,723
Other long-term liabilities	619	505
Total liabilities	314,217	332,467
Mezzanine equity:
Series A Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 115,000 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	132,102	129,078
Stockholders’ deficit:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 2,957,191 and 2,911,818 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	—	—
Additional paid-in capital	605,917	607,278
Accumulated other comprehensive loss	(18,614)	(15,138)
Accumulated deficit	(677,056)	(640,508)
Total stockholders’ deficit	(89,753)	(48,368)
Total liabilities, convertible preferred stock and stockholders’ deficit	$356,566	$413,177
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Subscription and support	$46,152	$50,467	$92,243	$110,649
Perpetual license	1,738	1,199	3,033	2,807
Total product revenue	47,890	51,666	95,276	113,456
Professional services	1,251	1,717	2,555	3,582
Total revenue	49,141	53,383	97,831	117,038
Cost of revenue:
Subscription and support	10,871	12,412	21,983	29,362
Professional services and other	799	1,023	1,621	2,121
Total cost of revenue	11,670	13,435	23,604	31,483
Gross profit	37,471	39,948	74,227	85,555
Operating expenses:
Sales and marketing	9,509	10,771	18,981	24,527
Research and development	7,766	9,781	15,810	21,323
General and administrative	9,065	10,219	17,603	21,840
Depreciation and amortization	5,579	6,864	11,210	14,859
Divestiture-related expenses	—	6,879	22	8,624
Impairment of goodwill and other intangibles	35,246	2,469	35,246	2,469
Total operating expenses	67,165	46,983	98,872	93,642
Loss from operations	(29,694)	(7,035)	(24,645)	(8,087)
Other income (expense):
Interest expense, net	(4,526)	(4,136)	(8,985)	(6,579)
Loss on divestitures of businesses	—	(434)	—	(23,891)
Other expense, net	(257)	(1,595)	(1,091)	(1,836)
Total other expense, net	(4,783)	(6,165)	(10,076)	(32,306)
Loss before benefit from (provision for) income taxes	(34,477)	(13,200)	(34,721)	(40,393)
Benefit from (provision for) income taxes	(841)	171	(1,827)	1,516
Net loss	$(35,318)	$(13,029)	$(36,548)	$(38,877)
Preferred stock dividends	(1,521)	(1,454)	(3,024)	(2,892)
Net loss attributable to common stockholders	$(36,839)	$(14,483)	$(39,572)	$(41,769)
Net loss per common share:
Net loss per common share, basic and diluted	$(12.53)	$(5.08)	$(13.52)	$(14.72)
Weighted-average common shares outstanding, basic and diluted	2,939,547	2,851,884	2,927,789	2,837,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(35,318)	$(13,029)	$(36,548)	$(38,877)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	(204)	4,851	(1,312)	7,115
Realized foreign currency gain (loss)	—	(1,292)	—	4,423
Unrealized translation gain on foreign currency denominated intercompany loans, net of taxes	13	4,732	84	6,230
Interest rate swaps, net of reclassifications into earnings	(1,111)	(1,262)	(2,248)	(5,152)
Other comprehensive income (loss):	$(1,302)	$7,029	$(3,476)	$12,616
Comprehensive loss	$(36,620)	$(6,000)	$(40,024)	$(26,261)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(unaudited)
(in thousands, except share amounts)

	Three Months Ended June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	115,000	$130,581	2,936,320	$—	$606,662	$(17,312)	$(641,738)	$(52,388)
Dividends accrued - Convertible Preferred Stock	—	1,521	—	—	(1,521)	—	—	(1,521)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	20,972	—	(53)	—	—	(53)
Fractional share adjustment due to reverse stock split	—	—	(101)	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	830	—	—	830
Unrealized foreign currency translation adjustment	—	—	—	—	—	(204)	—	(204)
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—	—	—	—	13	—	13
Interest rate swaps	—	—	—	—	—	(1,111)	—	(1,111)
Net loss			—	—	—	—	(35,318)	(35,318)
Balance at June 30, 2026	115,000	$132,102	2,957,191	$—	$605,917	$(18,614)	$(677,056)	$(89,753)

	Three Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	115,000	$124,668	2,848,428	$—	$606,032	$(16,403)	$(627,452)	$(37,823)
Dividends accrued - Convertible Preferred Stock	—	1,454	—	—	(1,454)	—	—	(1,454)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	22,464	—	(186)	—	—	(186)
Stock-based compensation	—	—	—	—	3,074	—	—	3,074
Realized foreign currency translation from divestitures of businesses	—	—	—	—	—	(1,292)	—	(1,292)
Foreign currency translation adjustment	—	—	—	—	—	4,851	—	4,851
Unrealized translation gain on intercompany loans with foreign subsidiaries	—	—	—	—	—	4,732	—	4,732
Interest rate swaps	—	—	—	—	—	(1,262)	—	(1,262)
Net loss	—	—	—	—	—	—	(13,029)	(13,029)
Balance at June 30, 2025	115,000	$126,122	2,870,892	$—	$607,466	$(9,374)	$(640,481)	$(42,389)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit - continued
(unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	115,000	$129,078	2,911,818	$—	$607,278	$(15,138)	$(640,508)	$(48,368)
Dividends accrued - Convertible Preferred Stock	—	3,024	—	—	$(3,024)	—	—	(3,024)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	45,474	—	(127)	—	—	(127)
Fractional share adjustment due to reverse stock split	—	—	(101)	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	1,791	—	—	1,791
Unrealized foreign currency translation adjustment	—	—	—	—	—	(1,312)	—	(1,312)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries	—	—	—	—	—	84	—	84
Interest rate swaps	—	—	—	—	—	(2,248)	—	(2,248)
Net loss	—	—	—	—	—	—	(36,548)	(36,548)
Balance at June 30, 2026	115,000	$132,102	2,957,191	$—	$605,917	$(18,614)	$(677,056)	$(89,753)

	Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	115,000	$123,230	2,816,827	$—	$605,289	$(21,990)	$(601,604)	$(18,305)
Dividends accrued - Convertible Preferred Stock	—	2,892	—	—	(2,892)	—	—	(2,892)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	54,065	—	(680)	—	—	(680)
Stock-based compensation	—	—	—	—	5,749	—	—	5,749
Realized translation loss on divestiture of businesses	—	—	—	—	—	4,423	—	4,423
Foreign currency translation adjustment	—	—	—	—	—	7,115	—	7,115
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries, net of taxes	—	—	—	—	—	6,230	—	6,230
Interest rate swaps	—	—	—	—	—	(5,152)	—	(5,152)
Net loss	—	—	—	—	—	—	(38,877)	(38,877)
Balance at June 30, 2025	115,000	$126,122	2,870,892	$—	$607,466	$(9,374)	$(640,481)	$(42,389)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(36,548)	$(38,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,054	17,816
Deferred income taxes	(176)	(3,532)
Amortization of deferred costs	3,373	4,653
Foreign currency re-measurement loss	1,119	1,355
Non-cash interest, net and other income, net	(1,696)	(621)
Non-cash stock-based compensation expense	1,791	5,749
Non-cash loss on impairment of goodwill and other intangibles	35,246	2,469
Non-cash loss on divestitures of businesses	—	23,891
Non-cash loss on retirement of fixed assets	2	52
Changes in operating assets and liabilities:
Accounts receivable	5,603	11,258
Prepaid expenses and other current assets	565	(727)
Other assets	(3,014)	(3,189)
Accounts payable	337	(4,994)
Accrued expenses and other liabilities	(1,204)	1,072
Deferred revenue	(7,479)	(4,781)
Net cash provided by operating activities	10,973	11,594
Investing activities
Purchase of property and equipment	(168)	(1,058)
Collections on note receivable	361	—
Proceeds from the divestitures of businesses, net of cash transferred	—	9,063
Net cash provided by investing activities	193	8,005
Financing activities
Payments on notes payable	(8,925)	(35,575)
Payments of debt issuance costs	(243)	(7)
Taxes paid related to net share settlement of equity awards	(127)	(680)
Net cash used in financing activities	(9,295)	(36,262)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(225)	1,248
Change in cash, cash equivalents and restricted cash	1,646	(15,415)
Cash, cash equivalents and restricted cash, beginning of period	30,024	57,052
Cash, cash equivalents and restricted cash, end of period	$31,670	$41,637
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate derivatives	$11,596	$8,048
Cash paid for taxes, net of refunds	$5,053	$5,148
Non-cash investing and financing activities:
Note receivable from divestiture of businesses, net of discount	$—	$4,881
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(unaudited)

1. Organization and Nature of Operations
Upland Software, Inc., together with its wholly owned subsidiaries (“Upland,” “we,” “us,” “our,” or the “Company”), a Delaware corporation headquartered in Austin, Texas, provides an intelligence layer that unifies and contextualizes enterprise knowledge, content, and data, turning isolated information into actionable outcomes for every human and agent. More than 1,100 enterprise customers rely on Upland's deep domain expertise to drive measurable, value-add outcomes, unlocking the full potential of AI as their organizations evolve. The Company's customers operate in a wide variety of industries, including financial services, consulting services, technology, manufacturing, media, telecommunications, government, insurance, non-profit, healthcare, life sciences, retail, and hospitality.

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other period.
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
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 14, 2026, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Restricted Cash
The Company is required to maintain a letter of credit as collateral during the term of an operating lease for office space. As of June 30, 2026 and December 31, 2025, we had $0.6 million of restricted cash deposited in a restricted account as collateral for the letter of credit. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$31,044	$29,398
Restricted cash	626	626
Total cash, cash equivalents and restricted cash	$31,670	$30,024

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
No individual customer represented more than 10% of total revenues for the three and six months ended June 30, 2026 or June 30, 2025 and no individual customer represented more than 10% of accounts receivable as of June 30, 2026 or December 31, 2025.
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
Reverse Stock Split
On June 3, 2026, the Company filed a Certificate of Amendment to the A&R Charter with the Secretary of State of the State of Delaware, which effected a 1-for-10 reverse stock split of its issued and outstanding common stock at 12:01 AM Eastern Time on June 17, 2026 (the "Reverse Stock Split"). All share and per share amounts presented in the accompanying condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. See Note 10. Stockholders' Deficit.

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
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at June 30, 2026
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$22,419	$—	$—	$22,419
Interest rate derivatives	—	120	—	120
Total	$22,419	$120	$—	$22,539

	Fair Value Measurements at December 31, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$18,551	$—	$—	$18,551
Interest rate derivatives	—	15	—	15
Total	$18,551	$15	$—	$18,566
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
The Company believes the carrying value of its long-term debt at June 30, 2026 approximates its fair value based on its variable interest rate feature and interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at June 30, 2026 and December 31, 2025 was $229.6 million and $238.5 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.
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

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the six months ended June 30, 2026 are summarized in the table below (in thousands):

Balance at December 31, 2025	$259,631
Impairment of goodwill	(35,246)
Foreign currency translation adjustment	(1,692)
Balance at June 30, 2026	$222,693
The Company reviews its goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. As a result of the sustained decline of the Company’s stock price impacting its market capitalization during the three months ended June 30, 2026, and the potential impact of its current operating results on the long-range forecast, the Company performed a quantitative impairment evaluation, which resulted in a goodwill impairment of $35.2 million. The quantitative goodwill impairment analysis applied two methodologies to estimate the Company’s fair value which were: a) a discounted cash flow method and b) a guideline public company method. The two methods generated similar results and indicated that the fair value of the Company was less than its carrying value. The discounted cash flow method requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, and determination of the Company’s weighted average cost of capital. Under the guideline public company method, the Company estimates fair value based on a market multiple of revenues and earnings derived for comparable publicly traded companies with similar operating characteristics as the Company. The Company will continue to evaluate goodwill for impairment and adjust as indicators arise. If the Company’s stock price further declines or operational results do not meet expectations, additional material goodwill impairments could occur.
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its historical business acquisitions. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2026:
Customer relationships	7-10	$199,397	$155,149	$44,248
Trade name	9.6-10	1,181	925	256
Developed technology	4-9	31,775	27,540	4,235
Favorable leases	6.3	260	185	75
Total intangible assets		$232,613	$183,799	$48,814

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2025:
Customer relationships	7-10	$201,918	$146,221	$55,697
Trade name	9.6-10	1,196	889	307
Developed technology	4-9	32,340	26,126	6,214
Favorable leases	6.3	270	171	99
Total intangible assets		$235,724	$173,407	$62,317
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. No impairments of identifiable intangibles were recorded during the three or six months ended June 30, 2026.
During the three months ended June 30, 2025, the Company identified a triggering event related to certain identifiable intangible assets associated with Sunset Assets and performed a valuation of those long-lived assets in accordance with ASC 360 Impairment and Disposal of Long-Lived Assets. The Company used a discounted cash flow analysis to estimate the fair value of the long-lived asset group. As a result of the valuation, during the three months ended June 30, 2025 the Company recorded a $2.5 million of impairment charge related to identifiable intangible assets associated with certain Sunset Assets.
Total amortization expense was $6.2 million and $12.6 million during the three and six months ended June 30, 2026, and $7.9 million and $17.3 million for the three and six months ended June 30, 2025, respectively.

5. Income Taxes
The Company’s income tax provision for the three and six months ended June 30, 2026 and June 30, 2025 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The income tax provision of $0.8 million and $1.8 million for the three and six months ended June 30, 2026 is primarily related to the income taxes associated with non-U.S. operations.
The income tax benefit of $0.2 million and $1.5 million for the three and six months ended June 30, 2025 is primarily related to the deferred tax benefit due to the divestitures of businesses during the periods. This tax benefit is offset by income taxes associated with U.S. and non-U.S. operations.
The Company historically incurred operating losses in the United States prior to 2021 and given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets at June 30, 2026 and December 31, 2025, respectively.
The Company has reflected uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets for which the balance is immaterial at June 30, 2026. The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction, several U.S. state jurisdictions and several foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2022 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2019. U.S. operating losses generated in years prior to 2022 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

6. Debt
Long-term debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Senior secured loans (includes unamortized discount and debt costs of $5,733 and $6,094 based on an imputed interest rate of 10.4% and 10.4%, at June 30, 2026 and December 31, 2025, respectively)	$223,843	$232,406
Less current maturities	(4,120)	(7,739)
Total long-term debt	$219,723	$224,667
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
The Term Loan matures on July 25, 2031 and bears an interest rate of the secured overnight financing rate, which shall not be less than 1.5%, plus a margin of 6.0% per annum (with step downs and a potential step up at specified leverage levels). At June 30, 2026, the floating interest rate was 9.7%.
Payments on the Term Loan are due quarterly in amounts equal to (a) 2.50% per annum of the original principal amount of the Term Loan commencing beginning December 31, 2025 through September 30, 2026, (b) 1.75% per annum of the original principal amount of the Term Loan commencing December 31, 2026 through September 30, 2027, and (c) 1.00% per annum of the original principal amount of the Term Loan commencing December 31, 2027 and continuing each fiscal quarter thereafter, with the balance payable on the maturity date. Excess Cash Flow payments due under the terms of the Credit Agreement were $0.6 million and $3.3 million at June 30, 2026 and December 31, 2025, respectively, and are included in current maturities of long-term debt in the condensed consolidated balance sheets.
The Revolving Facility matures on July 25, 2031 and bears the same interest rate as the Term Loan. No amounts were outstanding under the Revolving Facility as of June 30, 2026.
The Credit Facilities contain customary representations, warranties, covenants, including financial covenant, and events of default. The Credit Facilities are secured by substantially all of the Company’s assets, subject to certain exclusions. The Term Loan also includes (i) a covenant tested quarterly which limits the consolidated secured leverage ratio to 6.0 to 1.0 or under and (ii) certain other changes to the terms of the Credit Agreement, including with respect to certain negative covenants. The Revolving Facility is subject to the same covenants and terms as the Term Loan. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Facilities.
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
Interest rate derivatives
In 2019, the Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to their debt through the maturity of the previous senior secured term loans, August 6, 2026. At the time the Company entered into the interest rate swap agreements, the Company designated all of the swaps as cash flow hedges. In August 2024, the Company de-designated all of the interest rate swaps. The realized and unrealized gains previously recognized in accumulated other comprehensive loss are being amortized to interest expense, net, as interest is accrued or prepayments are made on the Company’s debt. Subsequent to the de-designation, changes in the fair value of the interest rate swaps were recorded to interest expense, net. On July 18, 2025, the Company sold all of its remaining floating-to-fixed interest rate swap agreements.
Effective September 30, 2025, the Company entered into an interest rate cap agreement that expires on September 30, 2027 to limit exposure to interest rate risk, effectively capping the secured overnight financing rate at 4.5% related to $120.0 million of their outstanding debt. The interest rate cap is reported at fair value and is included in interest rate derivatives on the condensed consolidated balance sheets, and the change in the fair value of the interest rate cap is reported in interest expense, net, on the condensed consolidated statements of operations.
Amounts reclassified from accumulated other comprehensive loss to interest expense, net, related to the Company’s interest rate swaps were $1.1 million and $2.2 million for the three and six months ended June 30, 2026, respectively, and $1.3 million and $5.2 million, for the three and six months ended June 30, 2025, respectively.
The impact of the Company’s interest rate derivatives on its condensed consolidated statements of operations for the three and six months ended June 30, 2026 and June 30, 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gain (loss) in fair value of interest rate derivatives	$15	$(1,282)	105	$(3,446)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	1,111	1,262	2,248	5,152
Cash payments on interest rate swaps	—	1,499	—	3,163
Total income (expense) from interest rate derivatives in interest expense, net	$1,126	$1,479	$2,353	$4,869
Cash interest costs averaged 9.7% and 5.9% for the six months ended June 30, 2026 and 2025, respectively.

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
All share and per share amounts presented herein have been retroactively adjusted to reflect the Reverse Stock Split.

The following table sets forth the computations of net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net Loss	$(35,318)	$(13,029)	$(36,548)	$(38,877)
Preferred stock dividends and accretion	(1,521)	(1,454)	(3,024)	(2,892)
Net loss attributable to common stockholders	$(36,839)	$(14,483)	$(39,572)	$(41,769)
Denominator:
Weighted–average common shares outstanding, basic and diluted	2,939,547	2,851,884	2,927,789	2,837,071
Net loss per common share, basic and diluted	$(12.53)	$(5.08)	$(13.52)	$(14.72)
Due to the net losses for the three and six months ended June 30, 2026 and June 30, 2025, respectively, basic and diluted net loss per share were the same. The Company uses the application of the if-converted method for calculating diluted earnings per share on its Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on its stock options, restricted stock units and performance-based restricted stock units.
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

	June 30,
	2026	2025
Stock options	7,158	8,756
Restricted stock units	238,610	233,806
Performance restricted stock units	13,333	35,000
Series A Preferred Stock on an if-converted basis(1)	780,901	746,727
Total anti–dilutive common share equivalents	1,040,002	1,024,289
(1) As of June 30, 2026, the Series A Preferred Stock plus accumulated dividends totaled $136.7 million. The Series A Preferred Stock has a conversion price of $175.00 per share, as detailed in “Note 9. Mezzanine Equity”.

8. Commitments and Contingencies
Purchase Commitments
The Company has purchase commitments related to hosting services, third-party technology used in the Company's solutions and for other services the Company purchases as part of normal operations. In certain cases, these arrangements require a minimum annual purchase commitment.
Litigation
In the normal course of business, the Company is involved in various lawsuits and legal proceedings. The Company does not anticipate that any current or pending legal proceedings will have a material adverse effect on the Company's condensed consolidated balance sheets or condensed consolidated statements of operations.
Letter of Credit
In conjunction with an operating lease agreement, the Company provided a $0.6 million letter of credit in conformance with the contractual provisions of the lease. The letter of credit expires July 2029. The amount underlying such letter of credit is reflected as restricted cash in the Company's consolidated balance sheets as of June 30, 2026.

9. Mezzanine Equity
Series A Convertible Preferred Stock
As of June 30, 2026 and December 31, 2025, there were 115,000 shares of Series A Preferred Stock of the Company, par value $0.0001 per share, issued and outstanding. The Series A Preferred Stock was issued on August 23, 2022 for an aggregate purchase price $115.0 million. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses of $4.6 million comprised of transaction fees, and financial advisory and legal expenses which reduced the carrying value of the Series A Preferred Stock. Holders of the Series A Preferred Stock have certain customary registration rights with respect to any shares of Series A Preferred Stock or the Common Stock of the Company issuable upon conversion of the Series A Preferred Stock, including rights with respect to the filing of a shelf registration statement, underwritten offering rights and piggy back rights.
Dividend Provisions
The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an Initial Liquidation Preference of $1,000 per share, representing an aggregate Liquidation Preference (as defined below) of $1,000 upon issuance. Holders of the Series A Preferred Stock are entitled to the dividend at the rate of 4.5% per annum, within the first seven years after August 23, 2022 regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of August 23, 2022. The dividend can be paid, in the Company’s sole discretion, in cash or dividend in kind by adding to the Liquidation Preference of each share of Series A Preferred Stock outstanding. On June 7, 2023, the stockholders of the Company authorized, for purposes of complying with Nasdaq Listing Rules 5635(b) and (d), the issuance of shares of Common Stock underlying shares of Series A Preferred Stock in an amount equal to or in excess of 20% of the Common Stock outstanding immediately prior to the issuance of such Series A Preferred Stock (including upon the operation of anti-dilution provisions contained in the Certificate of Designation designating the terms of such Series A Preferred Stock). The Series A Preferred Stock is also entitled to fully participate in any dividends paid to the holders of Common Stock in cash, in stock or otherwise, on an as-converted basis. The Series A Preferred Stock had accrued unpaid dividends of $21.7 million as of June 30, 2026, representing 123,758 Common Stock shares upon conversion at $175.00 per share.
Liquidation Rights
In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into Common Stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of June 30, 2026, the Liquidation Preference of the Series A Preferred Stock plus accrued and unpaid dividends was $136.7 million.
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

Conversion Feature
The Series A Preferred Stock may be converted, at any time in whole or in part at the option of the holder into a number of shares of Common Stock equal to the quotient obtained by dividing the sum of the Liquidation Preference plus all accrued and unpaid dividends by the conversion price of $175.00 (the “Conversion Price”). The Conversion Price is subject to adjustment in certain events.
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

10. Stockholders' Deficit
Reverse Stock Split
On June 3, 2026, the Company filed a Certificate of Amendment to the its charter with the Secretary of State of the State of Delaware, which effected a 1-for-10 reverse stock split of its issued and outstanding common stock at 12:01 AM Eastern Time on June 17, 2026. As a result of the Reverse Stock Split, every ten shares of the Company’s issued and outstanding common stock were automatically combined into one share of common stock, without any change in par value per share, which remained $0.0001 per share.
The Reverse Stock Split did not alter any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in fractional shares. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof.
All outstanding stock options, restricted stock units, and other equity-based awards, as well as the number of shares available for issuance under the Company’s 2024 Omnibus Incentive Plan, as amended, were proportionately adjusted in accordance with their respective terms.
All share and per share amounts presented in the accompanying condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.
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
In the three and six months ended June 30, 2026, the Company did not purchase shares as part of the 2025 Stock Repurchase Plan. As of June 30, 2026, $9.9 million was still available for share repurchases under the 2025 Share Repurchase Plan.
Tax Benefit Preservation Plan and Preferred Stock Purchase Rights
Effective June 5, 2024, the Company entered into the 2024 Tax Benefit Preservation Plan with Broadridge Corporate Issuer Solutions, LLC, as Rights Agent (the “2024 Tax Benefit Preservation Plan”). By adopting the 2024 Tax Benefit Preservation Plan, the Company is seeking to protect its ability to use its net operating loss carryforwards (“NOLs”) and other tax attributes to offset potential future income tax liabilities. The Company’s ability to use such NOLs and other tax attributes would be substantially limited if the Company experiences an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The 2024 Tax Benefit Preservation Plan is intended to make it more difficult for the Company to undergo an ownership change by deterring any person from acquiring 4.9% or more of the outstanding shares of stock without the approval of the Board of Directors. The following figures have been adjusted to reflect the Reverse Stock Split.
As part of the 2024 Tax Benefit Preservation Plan, the Board declared a dividend of one preferred stock purchase right (a “2024 Right” and collectively the “2024 Rights”) for each outstanding share of Common Stock payable as of June 15, 2024. In connection with the 2024 Tax Benefit Preservation Plan, 2,703,061 2024 Rights were issued. The description and terms of the 2024 Rights are set forth in the 2024 Tax Benefit Preservation Plan. The 2024 Rights trade with, and are inseparable from, the Common Stock, and the record holders of shares of Common Stock are the record holders of the 2024 Rights. The 2024 Rights are not exercisable until the Distribution Date, as defined in the 2024 Tax Benefit Preservation Plan.
After the Distribution Date, each 2024 Right will be exercisable to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $0.0001 per share, of the Company (the “Series B Preferred”), at a purchase price of $152.50 per one one-thousandth of a share of Series B Preferred, subject to adjustment as provided in the 2024 Tax Benefit Preservation Plan. Until a 2024 Right is exercised or exchanged, the holder thereof, as such, will have no rights as a stockholder of the Company by virtue of holding such Right, including, without limitation, the right to vote and to receive dividends. The Board may adjust the Purchase Price, the number of shares of Series B Preferred issuable and the number of outstanding 2024 Rights to prevent dilution that may occur from a stock dividend, a stock split, a reclassification of the Series B Preferred or Common Stock or certain other specified transactions. No adjustments to the Purchase Price of less than 1% are required to be made.
Each one one-hundredth of a share of Series B Preferred, if issued:
•Will not be redeemable.
•Will entitle holders to quarterly dividend payments of $0.01 per one one-hundredth of a share of Series B Preferred, or an amount equal to the dividend paid on one share of Common Stock, whichever is greater.
•Will entitle holders upon liquidation either to receive $0.01 per one one-hundredth of a share of Series B Preferred, or an amount equal to the payment made on one share of Common Stock, whichever is greater.
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
The following table shows the components of accumulated other comprehensive loss, net of income taxes, (“AOCI”) in the stockholders’ deficit section of the condensed consolidated balance sheets at the dates indicated (in thousands):

	June 30, 2026	December 31, 2025
Unrealized foreign currency translation adjustment, net of realized amounts reclassified into loss from divestitures of businesses	$(16,535)	$(15,223)
Unrealized translation losses on intercompany loans with foreign subsidiaries, net of taxes	(2,521)	(2,605)
Unrealized gains on interest rate swaps, net of amounts reclassified into interest expense, net	442	2,690
Total accumulated other comprehensive loss	$(18,614)	$(15,138)
The unrealized translation losses on intercompany loans considered long-term in nature with foreign subsidiaries as of June 30, 2026 and December 31, 2025 are net of income tax of $1.4 million and $1.5 million, respectively.
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
Stock-Based Compensation
The Company’s stock-based compensation generally includes awards of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) under the Company’s 2024 Omnibus Incentive Plan. Key employees, officers and directors of the Company and its consultants or advisors are eligible to receive awards.

In connection with the hiring of the Company’s President and Chief Executive Officer on May 1, 2026, the Board of Directors granted 50,000 restricted stock units, which will vest in equal installments over three years, subject to continued service, and a grant of PSUs which will vest based on the achievement of certain market-based performance goals, with 13,333 PSUs eligible to vest at target performance and up to 50,000 PSUs eligible to vest at maximum performance. These grants are considered inducement grants pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares were authorized outside of the 2024 Omnibus Incentive Plan in connection with the commencement of the new President and Chief Executive Officer’s employment.
The following table summarizes all PSU and RSU activity during the six months ended June 30, 2026:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2025	194,978	$48.84
Granted	181,833	8.98
Vested	(68,236)	34.16
Forfeited	(56,632)	72.01
Unvested restricted units outstanding as of June 30, 2026	251,943	$18.84
The PSU and RSU activity table above includes 13,333 PSUs granted in 2026 based on a 100% target payout that are outstanding at June 30, 2026. During the three months ended June 30, 2026, the Company cancelled 25,000 PSUs based on 100% target payout that were previously granted to an executive officer in connection with the individual’s transition from Chief Executive Officer to a member of the Company’s Board of Directors.
Compensation cost related to awards is based on the fair market value at the time of the grant. The fair value of the RSUs is determined based on the grant date fair value of the award. Compensation expense for RSUs is recognized over the required service period of the grant. The PSUs vest upon the achievement of specified market performance thresholds. The PSUs have a vesting condition that is tied to the Company’s total shareholder return based on the Company’s stock performance up to a maximum of 375%, depending on the specified performance condition and the level of achievement obtained. The fair value of PSUs is determined using the Monte Carlo simulation model. Compensation expense for PSUs is recognized over the requisite service period and is not subject to adjustment regardless of whether the PSUs meet the performance metric.
The significant assumptions used in the Monte Carlo simulation model for the PSUs granted during the six months ended June 30, 2026 were as follows:

Expected volatility	90.8%
Risk-free interest rate	4.0%
Remaining performance period (in years)	2.91
Dividend yield	—

The Company recognizes stock-based compensation expense from all awards in the following expense categories included in the condensed consolidated statements of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$72	$143	$158	$264
Research and development	57	318	140	608
Sales and marketing	13	52	43	304
General and administrative	688	2,561	1,450	4,573
Total	$830	$3,074	$1,791	$5,749

11. Revenue Recognition
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the six months ended June 30, 2026.
Amortization of deferred commissions in excess of commissions capitalized for the three and six months ended June 30, 2026 was $0.4 million and $0.6 million, respectively, and for the three and six months ended June 30, 2025 was $0.3 million and $1.1 million, respectively.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the six months ended June 30, 2026, we recognized $51.7 million and $1.0 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of June 30, 2026, approximately $169.8 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 65% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

12. Divestitures
During the six months ended June 30, 2026, the Company did not execute any divestitures. Proceeds for divestitures completed in 2025 included a secured promissory note in the original principal amount of $5.5 million to be repaid quarterly over 5 years bearing interest at 10% annually through maturity in July 2030. At June 30, 2026, the book value of the note receivable was $2.7 million including a reserve for potential credit loss. The Company monitors the collectability of the note and will record adjustments to the estimated net realizable value as deemed necessary until the note is settled. At June 30, 2026, the current portion of the promissory note less associated reserve was $0.5 million and is recorded in prepaid and other current assets on the Company’s condensed consolidated balance sheets and the long-term portion of the promissory note less associated reserve was $2.2 million and is recorded in other assets on the Company’s condensed consolidated balance sheets.
The Company's interest in this note receivable is a variable interest and the underlying entity is a variable interest entity (“VIE”). The Company is not the primary beneficiary of this VIE because the Company does not individually have the power to direct the activities that are most significant to the entity and accordingly, the VIE is not consolidated.
As part of the divestitures, the Company entered into a transition services agreement (“TSA”) with the buyers to assist them in the transition of certain functions, including, but not limited to, information technology, finance and accounting, for an initial period of 60-120 days unless extended by mutual agreement. As of June 30, 2026 and December 31, 2025, the Company has $0.1 million and $0.2 million, respectively, in TSA receivables and escrow due from the buyers recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets.
During the six months ended June 30, 2025, the Company completed the divestitures of certain product lines for combined consideration of $15.5 million. The divestiture agreements provided for contingent consideration provisions with a maximum potential value of $4.0 million based on the achievement of specified post-closing conditions over a 2 year performance period ending December 31, 2026. No amounts related to the contingent consideration have been recognized through June 30, 2026. The combined net loss on divestitures was $23.9 million for the six months ended June 30, 2025. The Company incurred divestiture-related expenses of $8.6 million during the six months ended June 30, 2025 which are recorded in divestiture-related expenses on the Company’s condensed consolidated statements of operations.

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
14. Subsequent Events
On July 31, 2026, the Company received a notification letter from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the Company no longer meets Nasdaq’s $15 million minimum market value of publicly held shares requirement under Nasdaq Listing Rule 5450(b)(2&3)(C) (the “MVPHS Requirement”) based on Nasdaq’s review of the market value of the Company’s publicly held shares for the previous 30 consecutive business days. The Nasdaq deficiency letter is a notice of deficiency, not delisting, and does not currently affect the listing or trading of the Company’s common stock on the Nasdaq Global Market. The Company’s common stock will continue to trade on the Nasdaq Global Market under the symbol “UPLD” at this time.
The Company has 180 days, or until January 27, 2027, to regain compliance with the MVPHS Requirement (the “Compliance Date”). If, at any time before the Compliance Date, the Company’s market value of publicly held shares closes at $15 million or more for a minimum of ten consecutive business days, but generally no more than 20 consecutive business days, Nasdaq will provide written notification to the Company that it has regained compliance with the MVPHS Requirement. If the Company does not regain compliance with the MVPHS Requirement by the Compliance Date, Nasdaq will provide written notification to the Company that the Company’s common stock will be subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel (the “Panel”). However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination to the Panel, such appeal would be successful.
The Company intends to actively monitor the market value of its publicly held shares and to consider plans for regaining compliance with the MVPHS Requirement. While the Company plans to review all available options, there can be no assurance that it will be able to regain compliance with the applicable rules before the Compliance Date, any additional compliance period, or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
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
Overview
Upland Software, Inc. provides an intelligence layer that unifies and contextualizes enterprise knowledge, content, and data, turning isolated information into actionable outcomes for every human and agent. More than 1,100 enterprise customers rely on Upland's deep domain expertise to drive measurable, value-add outcomes, unlocking the full potential of AI as their organizations evolve.
On June 3, 2026, we filed a Certificate of Amendment to our charter with the Secretary of State of the State of Delaware, which effected a 1-for-10 reverse stock split of our issued and outstanding common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every ten shares of our issued and outstanding common stock were automatically combined into one share of common stock, without any change in par value per share, which remained $0.0001 per share. The Reverse Stock Split did not alter any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in fractional shares. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. All outstanding stock options, restricted stock units, and other equity-based awards, as well as the number of shares available for issuance under our 2024 Omnibus Incentive Plan, as amended, were proportionately adjusted in accordance with their respective terms.
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
For the three-month period ended June 30, 2026, our Core Organic Growth Rate was negative 0.39%.

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

	Three Months Ended June 30,
	2026	2025

	(dollars in thousands)
Reconciliation of total revenue to core organic revenue:
Total revenue	$49,141	$53,383
Less:
Perpetual license revenue	1,738	1,199
Professional services revenue	1,251	1,717
Subscription and support revenue from Sunset Assets	1,764	3,336
Subscription and support revenue from divestitures	—	2,170
Overage Charges	173	572
Core organic revenue	$44,215	$44,389
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(35,318)	$(13,029)	$(36,548)	$(38,877)
Add:
Depreciation and amortization expense	6,430	8,155	13,054	17,816
Interest expense (income), net	4,526	4,136	8,985	6,579
Other expense (income), net	257	1,595	1,091	1,836
Provision for (benefit from) income taxes	841	(171)	1,827	(1,516)
Stock-based compensation expense	830	3,074	1,791	5,749
Divestiture-related expenses	—	6,879	22	8,624
Non-recurring litigation costs	—	12	1	30
Purchase accounting deferred revenue discount	8	31	21	66
Loss on divestitures of businesses	—	434	—	23,891
Impairment of goodwill and other intangibles	35,246	2,469	35,246	2,469
Adjusted EBITDA	$12,820	$13,585	$25,490	$26,667
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
Because of these limitations, you should consider Adjusted EBITDA together with other financial performance measures, including various cash flow metrics, net loss, and our other GAAP results.

Results of Operations
Consolidated Statements of Operations Data
The following table set forth our results of operations for the specified periods, as well as our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$46,152	94%	$50,467	95%	$92,243	94%	$110,649	95%
Perpetual license	1,738	4%	1,199	2%	3,033	3%	2,807	2%
Total product revenue	47,890	98%	51,666	97%	95,276	97%	113,456	97%
Professional services	1,251	2%	1,717	3%	2,555	3%	3,582	3%
Total revenue	49,141	100%	53,383	100%	97,831	100%	117,038	100%
Cost of revenue:
Subscription and support (1)(2)	10,871	22%	12,412	23%	21,983	22%	29,362	25%
Professional services and other (1)	799	2%	1,023	2%	1,621	2%	2,121	2%
Total cost of revenue	11,670	24%	13,435	25%	23,604	24%	31,483	27%
Gross profit	37,471	76%	39,948	75%	74,227	76%	85,555	73%
Operating expenses:
Sales and marketing (1)	9,509	19%	10,771	20%	18,981	19%	24,527	21%
Research and development (1)	7,766	15%	9,781	18%	15,810	16%	21,323	18%
General and administrative (1)	9,065	18%	10,219	19%	17,603	18%	21,840	19%
Depreciation and amortization	5,579	11%	6,864	13%	11,210	11%	14,859	13%
Divestiture-related expenses	—	2%	6,879	13%	22	1%	8,624	7%
Impairment of goodwill and other intangibles	35,246	72%	2,469	5%	35,246	36%	2,469	2%
Total operating expenses	67,165	137%	46,983	88%	98,872	101%	93,642	80%
Loss from operations	(29,694)	(61)%	(7,035)	(13)%	(24,645)	(25)%	(8,087)	(7)%
Other expense:
Interest expense, net	(4,526)	(9)%	(4,136)	(8)%	(8,985)	(9)%	(6,579)	(6)%
Loss on divestitures of businesses	—	—%	(434)	(1)%	—	—%	(23,891)	(20)%
Other income (expense), net	(257)	(1)%	(1,595)	(3)%	(1,091)	(1)%	(1,836)	(2)%
Total other expense	(4,783)	(10)%	(6,165)	(12)%	(10,076)	(10)%	(32,306)	(28)%
Loss before benefit from (provision for) income taxes	(34,477)	(71)%	(13,200)	(25)%	(34,721)	(35)%	(40,393)	(35)%
Benefit from (provision for) income taxes	(841)	(1)%	171	1%	(1,827)	(2)%	1,516	2%
Net loss	$(35,318)	(72)%	$(13,029)	(24)%	$(36,548)	(37)%	$(38,877)	(33)%
Preferred stock dividends and accretion	(1,521)	(3)%	(1,454)	(3)%	(3,024)	(3)%	(2,892)	(2)%
Net loss attributable to common shareholders	$(36,839)	(75)%	$(14,483)	(27)%	$(39,572)	(40)%	$(41,769)	(36)%
Net loss per common share:
Net loss per common share, basic and diluted	$(12.53)		$(5.08)		$(13.52)		$(14.72)
Weighted-average common shares outstanding, basic and diluted	2,939,547		2,851,884		2,927,789		2,837,071

(1) Includes stock-based compensation detailed under Share-based Compensation in “Item 1. Financial Statements—Note 10. Stockholders' Deficit”.
(2) Includes amortization as detailed below.

Comparison of the Three and Six Months Ended June 30, 2026 and 2025
See Note 12. Divestitures regarding product lines divested in the three and six months ended June 30, 2025.
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$46,152	$50,467	(9)%	$92,243	$110,649	(17)%
Perpetual license	1,738	1,199	45%	3,033	2,807	8%
Total product revenue	47,890	51,666	(7)%	95,276	113,456	(16)%
Professional services	1,251	1,717	(27)%	2,555	3,582	(29)%
Total revenue	$49,141	$53,383	(8)%	$97,831	$117,038	(16)%
For the Three Months Ended June 30, 2026
Total revenue was $49.1 million in the three months ended June 30, 2026, compared to $53.4 million in the three months ended June 30, 2025, a decrease of $4.3 million, or 8%. This decrease is primarily due to the expected declines in revenue related to divested product lines of $3.8 million and Sunset Assets of $0.5 million. An increase in perpetual license revenue of $0.5 million related to core products was offset by a decrease in professional services revenue of $0.4 million in core products and a decrease in subscription and support revenue of $0.1 million related to core products.
For the Six Months Ended June 30, 2026
Total revenue was $97.8 million in the six months ended June 30, 2026, compared to $117.0 million in the six months ended June 30, 2025, a decrease of $19.2 million, or 16%. This decrease is primarily due to the expected declines in revenue related to divested product lines of $17.8 million and related to Sunset Assets of $0.9 million. The remaining decrease results from declines in professional services revenue of $0.7 million related to core products offset by an increase in perpetual license revenue of $0.2 million from core products.
Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$10,871	$12,412	(12)%	$21,983	$29,362	(25)%
Professional services and other	799	1,023	(22)%	1,621	2,121	(24)%
Total cost of revenue	11,670	13,435	(13)%	23,604	31,483	(25)%
Gross profit	$37,471	$39,948	(6)%	$74,227	$85,555	(13)%

(1) Includes amortization and stock-based compensation expense as follows:
Amortization	$851	$1,291		$1,844	$2,957
Stock-based compensation	$72	$143		$158	$264
For the Three Months Ended June 30, 2026
Cost of subscription and support revenue was $10.9 million in the three months ended June 30, 2026, compared to $12.4 million in the three months ended June 30, 2025, a decrease of $1.5 million, or 12%. The decrease related to divested product lines was $1.5 million attributable to infrastructure costs, variable telecom carrier costs, personnel costs and non-cash amortization of divested intangibles. The decrease related to Sunset Assets was $0.2 million, primarily attributable to personnel-related costs. A decrease of $0.3 million in non-cash amortization of intangibles in our core product lines was offset by a $0.5 million increase in infrastructure costs.
Cost of professional services and other revenue was $0.8 million in the three months ended June 30, 2026, compared to $1.0 million in the three months ended June 30, 2025, a decrease of $0.2 million, or 22%. The decrease in cost of professional services and other revenue was comprised of a decrease of $0.2 million in our core product lines due to lower professional services revenue in our core products.

For the Six Months Ended June 30, 2026
Cost of subscription and support revenue was $22.0 million in the six months ended June 30, 2026, compared to $29.4 million in the six months ended June 30, 2025, a decrease of $7.4 million, or 25%. The decrease related to divested product lines was $7.3 million attributable to infrastructure costs, variable telecom carrier costs, personnel costs and non-cash amortization of divested intangibles. The decrease related to Sunset Assets was $0.3 million partially offset by $0.2 million increase in our core product lines due to $0.8 million in infrastructure costs, $0.1 million in professional fees, and $0.1 million in variable telecommunications costs offset by a $0.7 million in non-cash amortization of intangibles and $0.1 million infrastructure costs.
Cost of professional services and other revenue was $1.6 million in the six months ended June 30, 2026, compared to $2.1 million in the six months ended June 30, 2025, a decrease of $0.5 million, or 24%. The decrease in cost of professional services and other revenue was comprised of a decrease in personnel-related expenses of $0.4 million in our core product lines and $0.1 million in our divested product lines.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(dollars in thousands)
Sales and marketing (1)	$9,509	$10,771	(12)%	$18,981	$24,527	(23)%

(1) Includes stock-based compensation expense as follows:
Stock-based compensation	$13	$52		$43	$304
For the Three Months Ended June 30, 2026
Sales and marketing expense was $9.5 million in the three months ended June 30, 2026, compared to $10.8 million in the three months ended June 30, 2025, a decrease of $1.3 million, or 12%. The decrease related to core product lines was $0.7 million in personnel-related costs. The remaining decrease was due to declines in personnel-related costs of $0.5 million related to divested product lines and $0.1 million related to our Sunset Assets.
For the Six Months Ended June 30, 2026
Sales and marketing expense was $19.0 million in the six months ended June 30, 2026, compared to $24.5 million in the six months ended June 30, 2025, a decrease of $5.5 million, or 23%. The decrease related to divested product lines was $3.4 million comprised of $3.2 million in personnel-related costs and $0.2 million in marketing spend and other sales costs. The remaining decrease was primarily related to a decrease of $2.0 million in costs related to our core product lines comprised of $1.8 million in personnel-related costs and $0.2 million infrastructure costs, as well as a $0.1 million decrease in personnel-related costs associated with Sunset Assets.

Research and Development Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Research and development (1)	$7,766	$9,781	(21)%	$15,810	$21,323	(26)%

(1) Includes stock-based compensation expense as follows:
Stock-based compensation	$57	$318		$140	$608
For the Three Months Ended June 30, 2026
Research and development expense was $7.8 million in the three months ended June 30, 2026, compared to $9.8 million in the three months ended June 30, 2025, a decrease of $2.0 million, or 21%. The decrease in research and development expense was primarily attributable to a $1.5 million decrease in personnel-related and contractor costs in our core product lines and a $0.5 million decrease in personnel-related costs in our divested product lines. The decrease in research and development expense in our core product lines reflects the 2025 termination of our out-sourced research and development contract and the continued use of our India Center of Excellence.

For the Six Months Ended June 30, 2026
Research and development expense was $15.8 million in the six months ended June 30, 2026, compared to $21.3 million in the six months ended June 30, 2025 a decrease of $5.5 million, or 26%. The decrease in research and development expense was primarily attributable to a $2.9 million decrease in personnel-related costs in our core product lines and a $2.5 million decrease in personnel-related costs and $0.1 million decrease in infrastructure costs in our divested product lines. These decreases reflect the termination of our out-sourced research and development contract and the continued use of our efficient India Center of Excellence.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
General and administrative (1)	$9,065	$10,219	(11)%	$17,603	$21,840	(19)%

(1) Includes stock-based compensation expense as follows:
Stock-based compensation	$688	$2,561		$1,450	$4,573
For the Three Months Ended June 30, 2026
General and administrative expense was $9.1 million in the three months ended June 30, 2026, compared to $10.2 million in the three months ended June 30, 2025, a decrease of $1.1 million, or 11%. This decrease was primarily due to a decrease of $1.9 million in personnel-related costs related to our core product lines due to decreased headcount including a decrease of $1.9 million in non-cash stock-based compensation expense and $0.1 million in third party software and equipment costs. This decrease was partially offset by the effects of $0.6 million in TSA fees related to divestitures received in 2025 with no such fees received in 2026, an increase of $0.1 million in board of director fees, an increase of $0.1 million of other taxes and an increase of $0.1 million of public company costs.
For the Six Months Ended June 30, 2026
General and administrative expense was $17.6 million in the six months ended June 30, 2026, compared to $21.8 million in the six months ended June 30, 2025, a decrease of $4.2 million, or 19%. This decrease was due to declines of $4.4 million in personnel-related costs, $0.3 million in infrastructure costs, and $0.2 million in professional fees related to our core products, and a $0.3 million decrease related to our divested product lines. These decreases were offset by the effects of $0.7 million in TSA fees related to divestitures received in 2025 with no such fees received in 2026, an increase of $0.2 million in other taxes and public company costs, and an increase of $0.1 million in board of director fees.

Depreciation and Amortization Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$203	$263	(23)%	$416	$524	(21)%
Amortization	5,376	6,601	(19)%	10,794	14,335	(25)%
Total depreciation and amortization	$5,579	$6,864	(19)%	$11,210	$14,859	(25)%
For the Three Months Ended June 30, 2026
Depreciation and amortization expense was $5.6 million in the three months ended June 30, 2026, compared to $6.9 million in the three months ended June 30, 2025, a decrease of $1.3 million, or 19%. The decrease was primarily driven by lower amortization expense of $0.7 million related to intangible assets associated with Sunset Assets, $0.5 million related to intangible assets associated with our divested product lines, and $0.1 million decline related to intangible assets associated with our core product line.
For the Six Months Ended June 30, 2026
Depreciation and amortization expense was $11.2 million in the six months ended June 30, 2026, compared to $14.9 million in the six months ended June 30, 2025, a decrease of $3.7 million, or 25%. The decrease was primarily driven by lower amortization expense of $2.2 million related to intangible assets associated with the divested product lines and $1.4 million related to our Sunset Assets. The remaining decrease of $0.1 million related to depreciation of our core product lines.

Divestiture-related Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(dollars in thousands)
Divestiture-related expenses	$—	$6,879	(100)%	$22	$8,624	(100)%
For the Three Months Ended June 30, 2026
Divestiture-related expenses were nil in the three months ended June 30, 2026, compared to $6.9 million in the three months ended June 30, 2025. In conjunction with the divestitures completed in the first half of 2025, we incurred $5.2 million in fees related to a legacy vendor contract for out-sourced research and development that was terminated in 2025. Also, the divestiture-related expenses incurred in the three months ended June 30, 2025 consisted of $0.9 million in professional services fees and $0.8 million in severance costs related to the divestitures completed in the three months ended June 30, 2025. No divestiture-related expenses were incurred in the three months ended June 30, 2026 as no divestitures have been executed in 2026.
For the Six Months Ended June 30, 2026
Divestiture-related expenses were nominal in the six months ended June 30, 2026, compared to $8.6 million in the six months ended June 30, 2025. In conjunction with the divestitures completed in the first half of 2025, we incurred $5.2 million in fees related to a legacy vendor contract for out-sourced research and development that was terminated in 2025. Also, the divestiture-related expenses incurred in the six months ended June 30, 2025 consisted of $2.6 million in professional services fees and $0.8 million in severance costs related to the divestitures completed in the six months ended June 30, 2025. Limited divestiture-related expenses were incurred in the six months ended June 30, 2026 as final expenses were incurred related to the 2025 divestitures and no divestitures have been executed in 2026.
Impairment of goodwill and other intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(dollars in thousands)
Impairment of goodwill and other intangibles	$35,246	$2,469	1,328%	$35,246	$2,469	1,328%
Goodwill impairment is recognized on a non-recurring basis when the carrying value (or GAAP basis book value) of our Company (which is our only reporting unit) exceeds the estimated fair value of our Company as determined by reference to a number of factors and assumptions. We assess goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the carrying value of our Company to exceed the estimated fair value of our Company. As a result of a decline in our stock price and other indicators of impairment during the three months ended June 30, 2026, we performed a goodwill impairment evaluation which resulted in a goodwill impairment charge of $35.2 million in the three months ended June 30, 2026. No goodwill impairment was identified in the three or six months ended June 30, 2025. We will continue to evaluate goodwill for impairment and future impairments of goodwill could occur if we experience significant stock price declines or other indicators of impairment.
We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. During the three months ended June 30, 2026, there were no impairments of identifiable intangible assets. During the three months ended June 30, 2025, we identified a triggering event related to certain identifiable intangible assets related to Sunset Assets and performed a valuation of those long-lived assets. As a result of the valuation, we recorded $2.5 million of impairment expense related to certain identifiable intangible assets associated with Sunset Assets.

Other Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(4,526)	$(4,136)	9%	$(8,985)	$(6,579)	37%
Loss on divestitures of businesses	—	(434)	(100)%	—	$(23,891)	(100)%
Other income (expense), net	(257)	(1,595)	(84)%	(1,091)	(1,836)	(41)%
Total other expense	$(4,783)	$(6,165)	(22)%	$(10,076)	$(32,306)	(69)%
For the Three Months Ended June 30, 2026
Interest expense, net was $4.5 million in the three months ended June 30, 2026 compared to $4.1 million in the three months ended June 30, 2025, an increase of $0.4 million in net interest expense. This was primarily due to the effects of our interest rate derivatives which reduced interest expense by $1.1 million in the three months ended June 30, 2026 and by $1.5 million in the three months ended June 30, 2025, resulting in a $0.4 million year over year increase in interest expense recognized. In addition, interest income for the three months ended June 30, 2026 increased $0.1 million from interest income in the three months ended June 30, 2025 due to interest income recognized on seller note in the three months ended June 30, 2026 that did not exist in the three months ended June 30, 2025. This was offset by an increase of $0.3 million in interest expense on our outstanding debt, driven by higher effective interest rates during the quarter, partially offset by lower debt balance in 2026, as well as a $0.2 million reduction in interest expense related to the amortization of deferred financing costs.
No divestitures occurred in the three months ended June 30, 2026. In the three months ended June 30, 2025, we finalized the divestitures of certain product lines in order to focus on our higher margin and higher growth potential product lines.
Other income (expense), net recognized during the three months ended June 30, 2026 and 2025 was related primarily to foreign currency exchange fluctuations.
For the Six Months Ended June 30, 2026
Interest expense, net was $9.0 million in the six months ended June 30, 2026, compared to $6.6 million in the six months ended June 30, 2025, an increase in net interest expense of $2.4 million, or 37%. The increase in interest expense is primarily attributable to the effects of our interest rate derivatives which reduced interest expense, net by $2.4 million in the six months ended June 30, 2026 and decreased interest expense by $4.9 million in the six months ended June 30, 2025, an increase in net interest expense of $2.5 million. This was offset by an increase of $0.3 million in interest expense, driven by higher all-in interest rate on our outstanding debt, partially offset by lower debt balance in 2026, as well as a $0.4 million reduction in interest expense relate to the amortization of deferred financing costs.
Loss on divestitures of businesses was nil for the six months ended June 30, 2026 as compared to $23.9 million in the six months ended June 30, 2025. During the six months ended June 30, 2025., we divested multiple product lines in order to focus on our higher margin and higher growth potential product lines. No such divestitures occurred in the six months ended June 30, 2026.
Other expense, net was $1.1 million in the six months ended June 30, 2026, compared to other expense, net of $1.8 million in the six months ended June 30, 2025. Other income (expense), net recognized in the six months ended June 30, 2026 and June 30, 2025 related primarily to foreign currency exchange fluctuations.

Expense from Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Benefit from (provision for) income taxes	$(841)	$171	(592)%	$(1,827)	$1,516	(221)%
For the Three Months Ended June 30, 2026
The provision for income taxes was $0.8 million in the three months ended June 30, 2026, compared to a benefit from income taxes of $0.2 million in the three months ended June 30, 2025, resulting in an additional expense from income taxes of $1.0 million. The provision for income taxes for the three months ended June 30, 2026 relates primarily to income tax from non-U.S. operations. The benefit from income taxes in the three months ended June 30, 2025 relates primarily to the deferred tax benefit from the business divestitures in the first quarter of 2025 which was partially offset by the income tax from non-U.S. and U.S. operations.
For the Six Months Ended June 30, 2026
The provision for income taxes was $1.8 million in the six months ended June 30, 2026, compared to a benefit from for income taxes of $1.5 million in the six months ended June 30, 2025, an increase of expense of $3.3 million. This increase was primarily due to the deferred tax benefit from the business divestitures in the six months ended June 30, 2025 with no divestitures occurring in 2026.

Liquidity and Capital Resources
We finance our operations primarily through cash generated from operating activities and borrowings under credit facilities.
As of June 30, 2026, we had $31.7 million of cash, cash equivalents and restricted cash and $229.6 million of debt outstanding under our Credit Agreement. As of December 31, 2025, we had $30.0 million of cash, cash equivalents and restricted cash and $238.5 million of borrowings outstanding under our previous senior secured credit facility. The $1.7 million increase in cash, cash equivalents and restricted cash from December 31, 2025 to June 30, 2026 was primarily due to $11.0 million in cash inflows from operations netted with $8.9 million in debt repayments made in the six months ended June 30, 2026. Other uses of cash included $0.2 million in purchases of leasehold improvements and equipment and $0.2 million negative effect of exchange rates during the six months ended June 30, 2026.
Our cash and cash equivalents held by our foreign subsidiaries was $9.3 million as of June 30, 2026 and $10.0 million as of December 31, 2025. Our intent is to either permanently reinvest these funds outside the U.S. or use these funds to repay certain long-term intercompany loans. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
We believe our available cash and cash equivalents, together with our positive cash flows from operations and the liquidity provided by our $30 million revolving credit facility will be sufficient to meet our anticipated cash needs.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025

	(dollars in thousands)
Consolidated Statements of Cash Flows data:
Net cash provided by operating activities	$10,973	$11,594
Net cash provided by investing activities	193	8,005
Net cash used in financing activities	(9,295)	(36,262)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(225)	1,248
Change in cash, cash equivalents and restricted cash	1,646	(15,415)
Cash, cash equivalents and restricted cash, beginning of period	30,024	57,052
Cash, cash equivalents and restricted cash, end of period	$31,670	$41,637
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
Cash provided by operating activities was $11.0 million for the six months ended June 30, 2026 compared to cash provided by operating activities of $11.6 million for the six months ended June 30, 2025, a decrease of approximately $0.6 million. This decrease was primarily due to a reduction in accrued compensation and other accrued expenses offset with reduced accounts receivable.
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
Cash provided by investing activities was $0.2 million for the six months ended June 30, 2026 compared to cash provided by investing activities of $8.0 million for the six months ended June 30, 2025, a decrease of $7.8 million. Cash activity consisted of $0.4 million in collections on the note receivable related to divestitures and $0.2 million in purchases of leasehold improvements and equipment for the six months ended June 30, 2026 compared to cash proceeds from divestitures of businesses of $9.1 million and $1.1 million in purchases of leasehold improvements and equipment for the six months ended June 30, 2025.
Cash Flows from Financing Activities
Historically, our primary financing activities have consisted of capital raises, proceeds from debt obligations, repayments and servicing of our debt obligations, share repurchases and share based employee payroll tax payment activity.
Cash used in financing activities was $9.3 million for the six months ended June 30, 2026 compared to $36.3 million for the six months ended June 30, 2025, a decrease of $27.0 million of cash used primarily due to $8.9 million in payments on our outstanding debt in the six months ended June 30, 2026 as compared to $35.6 million in payments made in the six months ended June 30, 2025.
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
As we operate as one reporting unit, the goodwill impairment evaluation is performed at the consolidated entity level by comparing the estimated fair value of the Company to its carrying value. We first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying value. Qualitative factors considered include: industry and market considerations; macroeconomic conditions; and other relevant events and factors. Based on the qualitative assessment, if it is determined that it is more likely than not that the Company's fair value is less than its carrying value, then we perform a quantitative analysis using a fair-value-based approach to determine if the fair value of our reporting unit is less than its carrying value. Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, weighted average cost of capital, and future economic and market conditions. See Note 4. Goodwill and Other Intangible Assets for more information.
We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of August 14, 2026, the date of issuance of this Quarterly Report on Form 10-Q.

Estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and six months ended June 30, 2026, as presented herein and in “Item 1. Financial Statements” to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). Please refer to our Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our common stock is listed on the NASDAQ Global Market, or Nasdaq. In order to maintain this listing, we must satisfy the continued listing requirements and standards of Nasdaq, including a minimum closing bid price requirement for our common stock of $1.00 per share and that the market value of publicly held shares of our common stock is at least $15 million. On April 7, 2026, we received a notification letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1) (“Rule 5450(a)(1)”). As provided in the notification letter from Nasdaq, we had 180 calendar days to regain compliance with Rule 5450(a)(1) by maintaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days, subject to Nasdaq’s discretion. To regain compliance with Rule 5450(a)(1), we effected the Reverse Stock Split. On July 8, 2026, we received notification from Nasdaq that we had regained compliance with the minimum closing bid price requirement and, as a result, the matter of our noncompliance had been closed.
On July 31, 2026, we received a notification letter from Nasdaq notifying us that we no longer meet Nasdaq’s $15 million minimum market value of publicly held shares requirement under Nasdaq Listing Rule 5450(b)(2&3)(C) (the “MVPHS Requirement”) based on Nasdaq’s review of the market value of the Company’s publicly held shares for the previous 30 consecutive business days. The notification has no immediate effect on our listing or trading on the NASDAQ Global Market.
Nasdaq has provided us a period of 180 calendar days to regain compliance with the MVPHS Requirement, or until January 27, 2027 (the “Compliance Date”). If, at any time before the Compliance Date, our market value of publicly held shares closes at $15 million or more for a minimum of ten consecutive business days, but generally no more than 20 consecutive business days, Nasdaq will provide written notification to us that we have regained compliance with the MVPHS Requirement.
We intend to actively monitor the market value of our publicly held shares. We may evaluate and consider available options for regaining compliance with the MVPHS Requirement, as well as applying for a transfer to The Nasdaq Capital Market. However, there can be no assurance that we will take any specific action or be able to regain compliance with the MVPHS Requirement or otherwise maintain compliance with Nasdaq listing rules.
If we are unable to regain compliance by the Compliance Date, including any available extension, our common stock would be subject to delisting from Nasdaq. Further, even if we regain compliance, we may not be able to sustain compliance with the MVPHS Requirement in the long term or with the additional continued listing requirements and standards of Nasdaq. A delisting could significantly reduce the liquidity and market price of our common stock, limit investors’ ability to buy and sell our common stock, reduce analyst coverage, and negatively affect our ability to access the capital markets or complete strategic transactions on favorable terms, or at all. Delisting could also trigger certain contractual provisions or investor concerns that may further adversely affect us.

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

There were no purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2026. As of June 30, 2026, $9.9 million was still available for share repurchases under the 2025 Share Repurchase Plan.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Upland Software, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 4, 2026).

10.1	Amendment No. 1 to Upland Software, Inc. 2024 Omnibus Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 4, 2026).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended June 30, 2026, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Upland Software, Inc., (ii) condensed consolidated statements of operations of Upland Software, Inc., (iii) condensed consolidated statements of comprehensive income (loss) of Upland Software, Inc., (iv) condensed consolidated statement of stockholders’ deficit of Upland Software, Inc., (v) condensed consolidated statements of cash flows of Upland Software, Inc. and (vi) notes to unaudited condensed consolidated financial statements of Upland Software, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

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

UPLAND SOFTWARE, INC.
Dated: August 14, 2026	/s/ David Tamez
David Tamez
Interim Chief Financial Officer