Form 10-Q
period 2026-09-30
Upland Software, Inc.
filed 2026-11-04
CIK 1505155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
As of November 2, 2026, 2,838,697 shares of the registrant’s Common Stock were outstanding.

Upland Software, Inc.

Upland Software, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)
Item 1. Financial Statements

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,913	$29,398
Restricted cash	626	626
Accounts receivable (net of allowance of $42 and $140 at September 30, 2026, and December 31, 2025, respectively)	21,639	25,603
Deferred commissions, current	5,140	5,660
Unbilled receivables	3,705	3,981
Income tax receivable, current	4,001	1,832
Prepaid expenses and other current assets	7,202	8,154
Total current assets	71,226	75,254
Tax credits receivable	1,114	863
Property and equipment, net	1,476	1,815
Operating lease right-of-use asset	1,244	1,713
Intangible assets, net	42,800	62,317
Goodwill	223,234	259,631
Deferred commissions, noncurrent	7,561	7,865
Interest rate derivatives	279	15
Other assets	3,157	3,704
Total assets	$352,091	$413,177
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,691	$2,140
Accrued compensation	4,026	4,358
Accrued expenses and other current liabilities	3,323	3,938
Deferred revenue	64,614	74,768
Operating lease liabilities, current	522	817
Current maturities of notes payable (includes unamortized discount of $1,154 and $1,133 at September 30, 2026, and December 31, 2025, respectively)	3,046	7,739
Total current liabilities	79,222	93,760
Notes payable, less current maturities (includes unamortized discount of $4,273 and $4,961 at September 30, 2026, and December 31, 2025, respectively)	216,921	224,667
Deferred revenue, noncurrent	5,121	4,841
Operating lease liabilities, noncurrent	1,695	1,971
Noncurrent deferred tax liability, net	6,397	6,723
Other long-term liabilities	661	505
Total liabilities	310,017	332,467
Mezzanine equity:
Series A Convertible Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 115,000 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	133,640	129,078
Stockholders’ deficit:
Common stock, $0.0001 par value; 75,000,000 shares authorized; 2,876,850 and 2,911,818 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	—	—
Additional paid-in capital	604,714	607,278
Accumulated other comprehensive loss	(18,773)	(15,138)
Accumulated deficit	(677,507)	(640,508)
Total stockholders’ deficit	(91,566)	(48,368)
Total liabilities, convertible preferred stock and stockholders’ deficit	$352,091	$413,177
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Subscription and support	$45,259	$47,725	$137,502	$158,374
Perpetual license	1,180	1,160	4,213	3,967
Total product revenue	46,439	48,885	141,715	162,341
Professional services	1,086	1,641	3,641	5,223
Total revenue	47,525	50,526	145,356	167,564
Cost of revenue:
Subscription and support	10,706	10,774	32,689	40,136
Professional services and other	813	903	2,434	3,024
Total cost of revenue	11,519	11,677	35,123	43,160
Gross profit	36,006	38,849	110,233	124,404
Operating expenses:
Sales and marketing	8,976	9,707	27,957	34,234
Research and development	7,781	7,872	23,591	29,195
General and administrative	8,398	8,787	26,001	30,627
Depreciation and amortization	5,518	6,357	16,728	21,216
Divestiture-related expenses	—	778	22	9,402
Impairment of goodwill and other intangibles	—	—	35,246	2,469
Total operating expenses	30,673	33,501	129,545	127,143
Income (loss) from operations	5,333	5,348	(19,312)	(2,739)
Other income (expense):
Interest expense, net	(5,083)	(4,204)	(14,068)	(10,783)
Loss on divestitures of businesses	—	(473)	—	(24,364)
Loss on debt extinguishment	—	(2,301)	—	(2,301)
Other income (expense), net	154	249	(937)	(1,587)
Total other expense, net	(4,929)	(6,729)	(15,005)	(39,035)
Income (loss) before benefit from (provision for) income taxes	404	(1,381)	(34,317)	(41,774)
Benefit from (provision for) income taxes	(855)	259	(2,682)	1,775
Net loss	$(451)	$(1,122)	$(36,999)	$(39,999)
Preferred stock dividends	(1,538)	(1,470)	(4,562)	(4,362)
Net loss attributable to common stockholders	$(1,989)	$(2,592)	$(41,561)	$(44,361)
Net loss per common share:
Net loss per common share, basic and diluted	$(0.67)	$(0.90)	$(14.15)	$(15.56)
Weighted-average common shares outstanding, basic and diluted	2,953,833	2,878,486	2,936,566	2,851,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(451)	$(1,122)	$(36,999)	$(39,999)
Other comprehensive income (loss):
Unrealized foreign currency translation adjustment	275	(969)	(1,037)	6,146
Realized foreign currency gain (loss)	—	—	—	4,423
Unrealized translation gain (loss) on foreign currency denominated intercompany loans, net of taxes	9	(1,491)	93	4,739
Interest rate swaps, net of reclassifications into earnings	(443)	(1,672)	(2,691)	(6,824)
Other comprehensive income (loss):	$(159)	$(4,132)	$(3,635)	$8,484
Comprehensive loss	$(610)	$(5,254)	$(40,634)	$(31,515)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(unaudited)
(in thousands, except share amounts)

	Three Months Ended September 30, 2026
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	115,000	$132,102	2,957,191	$—	$605,917	$(18,614)	$(677,056)	$(89,753)
Dividends accrued - Convertible Preferred Stock	—	1,538	—	—	(1,538)	—	—	(1,538)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	17,668	—	(33)	—	—	(33)
Stock repurchases and retirements	—	—	(98,009)	—	(355)	—	—	(355)
Stock-based compensation	—	—	—	—	723	—	—	723
Unrealized foreign currency translation adjustment	—	—	—	—	—	275	—	275
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries, net of taxes	—	—	—	—	—	9	—	9
Interest rate swaps	—	—	—	—	—	(443)	—	(443)
Net loss	—	—	—	—	—	—	(451)	(451)
Balance at September 30, 2026	115,000	$133,640	2,876,850	$—	$604,714	$(18,773)	$(677,507)	$(91,566)

	Three Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	115,000	$126,122	2,870,892	$—	$607,466	$(9,374)	$(640,481)	$(42,389)
Dividends accrued - Convertible Preferred Stock	—	1,470	—	—	(1,470)	—	—	(1,470)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	23,802	—	(323)	—	—	(323)
Stock repurchases and retirements	—	—	(5,560)	—	(137)	—	—	(137)
Stock-based compensation	—	—	—	—	2,323	—	—	2,323
Unrealized foreign currency translation adjustment	—	—	—	—	—	(969)	—	(969)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries, net of taxes	—	—	—	—	—	(1,491)	—	(1,491)
Interest rate swaps	—	—	—	—	—	(1,672)	—	(1,672)
Net loss	—	—	—	—	—	—	(1,122)	(1,122)
Balance at September 30, 2025	115,000	$127,592	2,889,134	$—	$607,859	$(13,506)	$(641,603)	$(47,250)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit - continued
(unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2026
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	115,000	$129,078	2,911,818	$—	$607,278	$(15,138)	$(640,508)	$(48,368)
Dividends accrued - Convertible Preferred Stock	—	4,562	—	—	(4,562)	—	—	(4,562)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	63,142	—	(160)	—	—	(160)
Fractional share adjustment due to reverse stock split	—	—	(101)	—	(1)	—	—	(1)
Stock repurchases and retirements	—	—	(98,009)	—	(355)	—	—	(355)
Stock-based compensation	—	—	—	—	2,514	—	—	2,514
Unrealized foreign currency translation adjustment	—	—	—	—	—	(1,037)	—	(1,037)
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries, net of taxes	—	—	—	—	—	93	—	93
Interest rate swaps	—	—	—	—	—	(2,691)	—	(2,691)
Net loss	—	—	—	—	—	—	(36,999)	(36,999)
Balance at September 30, 2026	115,000	$133,640	2,876,850	$—	$604,714	$(18,773)	$(677,507)	$(91,566)

	Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	115,000	$123,230	2,816,827	$—	$605,289	$(21,990)	$(601,604)	$(18,305)
Dividends accrued - Convertible Preferred Stock	—	4,362	—	—	(4,362)	—	—	(4,362)
Issuance of stock under Company plans, net of shares withheld for tax	—	—	77,867	—	(1,003)	—	—	(1,003)
Stock repurchases and retirements	—	—	(5,560)	—	(137)	—	—	(137)
Stock-based compensation	—	—	—	—	8,072	—	—	8,072
Realized translation loss on divestiture of businesses	—	—	—	—	—	4,423	—	4,423
Unrealized foreign currency translation adjustment	—	—	—	—	—	6,146	—	6,146
Unrealized translation gain (loss) on intercompany loans with foreign subsidiaries, net of taxes	—	—	—	—	—	4,739	—	4,739
Interest rate swaps	—	—	—	—	—	(6,824)	—	(6,824)
Net loss	—	—	—	—	—	—	(39,999)	(39,999)
Balance at September 30, 2025	115,000	$127,592	2,889,134	$—	$607,859	$(13,506)	$(641,603)	$(47,250)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Upland Software, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(36,999)	$(39,999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,349	25,367
Deferred income taxes	(207)	(3,457)
Amortization of deferred costs	5,024	6,403
Foreign currency re-measurement loss	1,280	669
Non-cash interest, net and other income, net	(1,964)	(2,133)
Non-cash stock-based compensation expense	2,514	8,072
Non-cash loss on impairment of goodwill and other intangibles	35,246	2,469
Non-cash loss on divestitures of businesses	—	24,364
Non-cash loss on retirement of fixed assets	18	60
Non-cash loss on debt extinguishment	—	2,301
Changes in operating assets and liabilities:
Accounts receivable	3,826	11,989
Prepaid expenses and other current assets	(1,121)	(3,128)
Other assets	(4,622)	546
Accounts payable	1,573	(6,086)
Accrued expenses and other liabilities	(709)	433
Deferred revenue	(9,473)	(9,388)
Net cash provided by operating activities	13,735	18,482
Investing activities
Purchase of property and equipment	(278)	(1,265)
Collections on note receivable	553	167
Proceeds from the divestitures of businesses, net of cash transferred	—	9,063
Net cash provided by investing activities	275	7,965
Financing activities
Proceeds from notes payable, net of debt discount	—	234,600
Payments on notes payable	(13,108)	(293,650)
Payments of debt issuance costs	(243)	(1,399)
Stock repurchases and retirements	(355)	(137)
Taxes paid related to net share settlement of equity awards	(160)	(1,003)
Net cash used in financing activities	(13,866)	(61,589)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(629)	1,471
Change in cash, cash equivalents and restricted cash	(485)	(33,671)
Cash, cash equivalents and restricted cash, beginning of period	30,024	57,052
Cash, cash equivalents and restricted cash, end of period	$29,539	$23,381
Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest rate derivatives	$17,355	$14,201
Cash paid for taxes, net of refunds	$6,040	$6,122
Non-cash investing and financing activities:
Note receivable from divestiture of businesses, net of discount	$—	$4,881
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
These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of Upland Software, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. No material changes have been made to the Company’s significant accounting policies disclosed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K.
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management of the Company, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, in all material respects, and include all adjustments of a normal recurring nature necessary for a fair presentation. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any other period.
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
Upland is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 4, 2026, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Restricted Cash
The Company is required to maintain a letter of credit as collateral during the term of an operating lease for office space. As of September 30, 2026 and December 31, 2025, we had $0.6 million of restricted cash deposited in a restricted account as collateral for the letter of credit. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$28,913	$29,398
Restricted cash	626	626
Total cash, cash equivalents and restricted cash	$29,539	$30,024

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
No individual customer represented more than 10% of total revenues for the three and nine months ended September 30, 2026 or September 30, 2025 and no individual customer represented more than 10% of accounts receivable as of September 30, 2026 or December 31, 2025.
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
Reverse Stock Split
On June 3, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Charter with the Secretary of State of the State of Delaware, which effected a 1-for-10 reverse stock split of its issued and outstanding common stock at 12:01 AM Eastern Time on June 17, 2026 (the "Reverse Stock Split"). All share and per share amounts presented in the accompanying condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. See Note 10. Stockholders' Deficit.

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
Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2026
	(unaudited)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$15,297	$—	$—	$15,297
Interest rate derivatives	—	279	—	279
Total	$15,297	$279	$—	$15,576

	Fair Value Measurements at December 31, 2025

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$18,551	$—	$—	$18,551
Interest rate derivatives	—	15	—	15
Total	$18,551	$15	$—	$18,566
Money market funds included in cash and cash equivalents are highly-liquid investments and are measured at fair value using quoted market prices in active markets, therefore are categorized as Level 1.
The fair value of the Company's interest rate derivatives is measured at the end of each interim reporting period based on the then assessed fair value. As the fair value measure is based on the market approach, they are categorized as Level 2.
The Company believes the carrying value of its long-term debt at September 30, 2026 approximates its fair value based on its variable interest rate feature and interest rates currently available to the Company. The estimated fair value of the Company's debt, before debt discount, at September 30, 2026 and December 31, 2025 was $225.4 million and $238.5 million, respectively, based on valuation methodologies using interest rates currently available to the Company which are Level 2 inputs.
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

4. Goodwill and Other Intangible Assets
Changes in the Company’s goodwill balance for the nine months ended September 30, 2026 are summarized in the table below (in thousands):

Balance at December 31, 2025	$259,631
Impairment of goodwill	(35,246)
Foreign currency translation adjustment	(1,151)
Balance at September 30, 2026	$223,234
The Company reviews its goodwill for impairment annually in the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate that the carrying value of goodwill might not be recoverable. As a result of the sustained decline of the Company’s stock price impacting its market capitalization during the three months ended June 30, 2026, and the potential impact of its current operating results on the long-range forecast, the Company performed a quantitative impairment evaluation, which resulted in a goodwill impairment of $35.2 million for the three months ended June 30, 2026. The quantitative goodwill impairment analysis applied two methodologies to estimate the Company’s fair value which were: a) a discounted cash flow method and b) a guideline public company method. The two methods generated similar results and indicated that the fair value of the Company was less than its carrying value. The discounted cash flow method requires significant judgments, including estimation of future cash flows, which is dependent on internally developed forecasts, estimation of the long-term rate of growth for our business, and determination of the Company’s weighted average cost of capital. Under the guideline public company method, the Company estimates fair value based on a market multiple of revenues and earnings derived for comparable publicly traded companies with similar operating characteristics as the Company. The Company will continue to evaluate goodwill for impairment and adjust as indicators arise. If the Company’s stock price further declines or operational results do not meet expectations, additional material goodwill impairments could occur.
Intangible assets, net, include the estimated acquisition-date fair values of customer relationships, marketing-related assets, and developed technology that the Company recorded as part of its historical business acquisitions. The following is a summary of the Company’s intangible assets, net (in thousands):

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2026:
Customer relationships	7-10	$199,561	$160,539	$39,022
Trade name	9.6-10	1,183	949	234
Developed technology	4-9	31,842	28,363	3,479
Favorable leases	6.3	261	196	65
Total intangible assets		$232,847	$190,047	$42,800

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2025:
Customer relationships	7-10	$201,918	$146,221	$55,697
Trade name	9.6-10	1,196	889	307
Developed technology	4-9	32,340	26,126	6,214
Favorable leases	6.3	270	171	99
Total intangible assets		$235,724	$173,407	$62,317
The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. No impairments of identifiable intangibles were recorded during the three months ended September 30, 2026.
During the nine months ended September 30, 2025, the Company identified a triggering event related to certain identifiable intangible assets associated with Sunset Assets and performed a valuation of those long-lived assets in accordance with ASC 360 Impairment and Disposal of Long-Lived Assets. The Company used a discounted cash flow analysis to estimate the fair value of the long-lived asset group. As a result of the valuation, during the nine months ended September 30, 2025 the Company recorded a $2.5 million impairment charge related to identifiable intangible assets associated with certain Sunset Assets.
Total amortization expense was $6.1 million and $18.8 million during the three and nine months ended September 30, 2026, and $7.3 million and $24.6 million for the three and nine months ended September 30, 2025, respectively.

5. Income Taxes
The Company’s income tax provision for the three and nine months ended September 30, 2026 and September 30, 2025 reflects its estimate of the effective tax rates expected to be applicable for the full years, adjusted for any discrete events that are recorded in the period in which they occur. The estimates are re-evaluated each quarter based on the estimated tax expense for the full year.
The income tax provision of $0.9 million and $2.7 million for the three and nine months ended September 30, 2026 is primarily related to the income taxes associated with non-U.S. operations.
The income tax benefit of $0.3 million and $1.8 million for the three and nine months ended September 30, 2025 is largely comprised of the tax benefit due to divestitures of businesses during these periods. The income tax benefit for the three months ended September 30, 2025 also includes tax benefits generated from the impact of U.S. tax legislation, the One Big Beautiful Bill Act, enacted in July 2025. These tax benefits are offset by income taxes associated with U.S. and non-U.S. operations.
The Company historically incurred operating losses in the United States prior to 2021 and given its cumulative losses and limited history of profits, has recorded a valuation allowance against its United States net deferred tax assets at September 30, 2026 and December 31, 2025, respectively.
The Company has reflected uncertain tax positions primarily within its long-term taxes payable and a portion within deferred tax assets for which the balance is immaterial at September 30, 2026. The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction, several U.S. state jurisdictions and several foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years ending before December 31, 2022 and is no longer subject to state and local or foreign income tax examinations by tax authorities for years ending before December 31, 2019. U.S. operating losses generated in years prior to 2022 remain open to adjustment until the statute of limitations closes for the tax year in which the net operating losses are utilized.

6. Debt
Long-term debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Senior secured loans (includes unamortized discount and debt costs of $5,427 and $6,094 based on an imputed interest rate of 10.8% and 10.4%, at September 30, 2026 and December 31, 2025, respectively)	$219,967	$232,406
Less current maturities	(3,046)	(7,739)
Total long-term debt	$216,921	$224,667
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
The Term Loan matures on July 25, 2031 and bears an interest rate of the secured overnight financing rate, which shall not be less than 1.5%, plus a margin of 6.0% per annum (with step downs and a potential step up at specified leverage levels). At September 30, 2026, the floating interest rate was 10.1%.
Payments on the Term Loan are due quarterly in amounts equal to (a) 2.50% per annum of the original principal amount of the Term Loan commencing December 31, 2025 through September 30, 2026, (b) 1.75% per annum of the original principal amount of the Term Loan commencing December 31, 2026 through September 30, 2027, and (c) 1.00% per annum of the original principal amount of the Term Loan commencing December 31, 2027 and continuing each fiscal quarter thereafter, with the balance payable on the maturity date. Excess Cash Flow payments due under the terms of the Credit Agreement were nil and $3.3 million at September 30, 2026 and December 31, 2025, respectively, and are included in current maturities of notes payable in the condensed consolidated balance sheets.
The Revolving Facility matures on July 25, 2031 and bears the same interest rate as the Term Loan. No amounts were outstanding under the Revolving Facility as of September 30, 2026.

The Credit Facilities contain customary representations, warranties, covenants, including financial covenants, and events of default. The Credit Facilities are secured by substantially all of the Company’s assets, subject to certain exclusions. The Term Loan also includes (i) a covenant tested quarterly which limits the consolidated secured leverage ratio to 6.0 to 1.0 or under and (ii) certain other changes to the terms of the Credit Agreement, including with respect to certain negative covenants. The Revolving Facility is subject to the same covenants and terms as the Term Loan. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Facilities.
The Company’s previous senior secured credit agreement provided for 7-year, senior secured term loans which were repaid July 25, 2025 with the proceeds of the Term Loan.
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
Interest rate derivatives
In 2019, the Company entered into floating-to-fixed interest rate swap agreements to limit exposure to interest rate risk related to its debt through the maturity of the previous senior secured term loans, August 6, 2026. At the time the Company entered into the interest rate swap agreements, the Company designated all of the swaps as cash flow hedges. In August 2024, the Company de-designated all of the interest rate swaps. The realized and unrealized gains previously recognized in accumulated other comprehensive loss are being amortized to interest expense, net, as interest is accrued or prepayments are made on the Company’s debt. Subsequent to the de-designation, changes in the fair value of the interest rate swaps were recorded to interest expense, net. On July 18, 2025, the Company sold all of its remaining floating-to-fixed interest rate swap agreements.
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
The impact of the Company’s interest rate derivatives on its condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and September 30, 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized gain (loss) in fair value of interest rate derivatives	$159	$242	$264	$(3,204)
Amounts reclassified from accumulated other comprehensive loss to interest expense, net	443	1,672	2,691	6,824
Cash payments on interest rate swaps	—	—	—	3,163
Total income (expense) from interest rate derivatives in interest expense, net	$602	$1,914	$2,955	$6,783
Cash interest costs averaged 9.7% and 7.1% for the nine months ended September 30, 2026 and 2025, respectively.

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
All share and per share amounts presented herein have been retroactively adjusted to reflect the Reverse Stock Split.

The following table sets forth the computations of net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net Loss	$(451)	$(1,122)	$(36,999)	$(39,999)
Preferred stock dividends and accretion	(1,538)	(1,470)	(4,562)	(4,362)
Net loss attributable to common stockholders	$(1,989)	$(2,592)	$(41,561)	$(44,361)
Denominator:
Weighted–average common shares outstanding, basic and diluted	2,953,833	2,878,486	2,936,566	2,851,028
Net loss per common share, basic and diluted	$(0.67)	$(0.90)	$(14.15)	$(15.56)
Due to the net losses for the three and nine months ended September 30, 2026 and September 30, 2025, respectively, basic and diluted net loss per share were the same. The Company uses the application of the if-converted method for calculating diluted earnings per share on its Series A Preferred Stock. The Company applies the treasury stock method for calculating diluted earnings per share on its stock options, restricted stock units and performance-based restricted stock units.
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

	September 30,
	2026	2025
Stock options	1,740	8,756
Restricted stock units	229,221	197,751
Performance restricted stock units	19,999	35,000
Series A Preferred Stock on an if-converted basis(1)	789,686	755,127
Total anti–dilutive common share equivalents	1,040,646	996,634
(1) As of September 30, 2026, the Series A Preferred Stock plus accumulated dividends totaled $138.2 million. The Series A Preferred Stock has a conversion price of $175.00 per share, as detailed in “Note 9. Mezzanine Equity”.

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
Letter of Credit
In conjunction with an operating lease agreement, the Company provided a $0.6 million letter of credit in conformance with the contractual provisions of the lease. The letter of credit expires July 2029. The amount underlying such letter of credit is reflected as restricted cash in the Company's consolidated balance sheets as of September 30, 2026.

9. Mezzanine Equity
Series A Convertible Preferred Stock
As of September 30, 2026 and December 31, 2025, there were 115,000 shares of Series A Preferred Stock of the Company, par value $0.0001 per share, issued and outstanding. The Series A Preferred Stock was issued on August 23, 2022 for an aggregate purchase price $115.0 million. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses of $4.6 million comprised of transaction fees, and financial advisory and legal expenses which reduced the carrying value of the Series A Preferred Stock. Holders of the Series A Preferred Stock have certain customary registration rights with respect to any shares of Series A Preferred Stock or the Common Stock of the Company issuable upon conversion of the Series A Preferred Stock, including rights with respect to the filing of a shelf registration statement, underwritten offering rights and piggy back rights.
Dividend Provisions
The Series A Preferred Stock ranks senior to the Company’s Common Stock with respect to payment of dividends and rights on the distribution of assets on any liquidation, dissolution or winding up of the affairs of the Company. The Series A Preferred Stock has an Initial Liquidation Preference of $1,000 per share. Holders of the Series A Preferred Stock are entitled to the dividend at the rate of 4.5% per annum, within the first seven years after August 23, 2022 regardless of whether declared or assets are legally available for the payment. Such dividends shall accrue and compound quarterly in arrears from the date of issuance of the shares. The dividend rate will increase to 7.0% on the seven-year anniversary of August 23, 2022. The dividend can be paid, in the Company’s sole discretion, in cash or dividend in kind by adding to the Liquidation Preference of each share of Series A Preferred Stock outstanding. On June 7, 2023, the stockholders of the Company authorized, for purposes of complying with Nasdaq Listing Rules 5635(b) and (d), the issuance of shares of Common Stock underlying shares of Series A Preferred Stock in an amount equal to or in excess of 20% of the Common Stock outstanding immediately prior to the issuance of such Series A Preferred Stock (including upon the operation of anti-dilution provisions contained in the Certificate of Designation designating the terms of such Series A Preferred Stock). The Series A Preferred Stock is also entitled to fully participate in any dividends paid to the holders of Common Stock in cash, in stock or otherwise, on an as-converted basis. The Series A Preferred Stock had accrued unpaid dividends of $23.2 million as of September 30, 2026, representing 132,543 Common Stock shares upon conversion at $175.00 per share.
Liquidation Rights
In the event of any Liquidation, holders of the Series A Preferred Stock are entitled to receive an amount per share equal to the greater of (1) the Initial Liquidation Preference per share plus any accrued or declared but unpaid dividends on such shares (the “Liquidation Preference”) or (2) the amount payable if the Series A Preferred Stock were converted into Common Stock. The Series A Preferred Stock will have distribution and liquidation rights senior to all other equity interests of the Company. As of September 30, 2026, the Liquidation Preference of the Series A Preferred Stock plus accrued and unpaid dividends was $138.2 million.
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

10. Stockholders' Deficit
Reverse Stock Split
On June 3, 2026, the Company filed a Certificate of Amendment to its Amended and Restated Charter with the Secretary of State of the State of Delaware, which effected a 1-for-10 reverse stock split of its issued and outstanding common stock at 12:01 AM Eastern Time on June 17, 2026. As a result of the Reverse Stock Split, every ten shares of the Company’s issued and outstanding common stock were automatically combined into one share of common stock, without any change in par value per share, which remained $0.0001 per share.
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
During the three months ended September 30, 2026, the Company purchased 98,009 shares as part of the 2025 Share Repurchase Plan at an average price of $3.59 per share, excluding commission costs and the impact of excise taxes. During the three months ended September 30, 2025, the Company purchased 5,560 shares as part of the 2025 Share Repurchase Plan at an average price of $24.40 per share, excluding commission costs and the impact of excise taxes after consideration of the Reverse Split in June 2026. As of September 30, 2026, $9.5 million was still available for share repurchases under the 2025 Share Repurchase Plan.
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
The following table shows the components of accumulated other comprehensive loss, net of income taxes, (“AOCI”) in the stockholders’ deficit section of the condensed consolidated balance sheets at the dates indicated (in thousands):

	September 30, 2026	December 31, 2025
Unrealized foreign currency translation adjustment, net of realized amounts reclassified into loss from divestitures of businesses	$(16,260)	$(15,223)
Unrealized translation losses on intercompany loans with foreign subsidiaries, net of taxes	(2,512)	(2,605)
Unrealized gains on interest rate swaps, net of amounts reclassified into interest expense, net	(1)	2,690
Total accumulated other comprehensive loss	$(18,773)	$(15,138)
The unrealized translation losses on intercompany loans considered long-term in nature with foreign subsidiaries as of September 30, 2026 and December 31, 2025 are net of income tax of $1.4 million and $1.5 million, respectively.
The functional currencies of foreign subsidiaries are the local currencies. Results of operations for foreign subsidiaries are translated into United States dollars (“USD”) using the average exchange rates on a monthly basis during the year. The assets and liabilities of those subsidiaries are translated into USD using the exchange rates in effect at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders' deficit in AOCI.
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
In May 2026, in connection with the hiring of the Company’s President and Chief Executive Officer, the Board of Directors granted 50,000 restricted stock units, which will vest in equal installments over three years, subject to continued service, and a grant of PSUs which will vest based on the achievement of certain market-based performance goals, with 13,333 PSUs eligible to vest at target performance and up to 50,000 PSUs eligible to vest at maximum performance. These grants are considered inducement grants pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares were authorized outside of the 2024 Omnibus Incentive Plan in connection with the commencement of the new President and Chief Executive Officer’s employment.
In August 2026, in connection with the hiring of the Company’s Chief Financial Officer, the Board of Directors granted 30,000 restricted stock units, which will vest in equal installments over three years, subject to continued service, and a grant of PSUs which will vest based on the achievement of certain market-based performance goals, with 6,666 PSUs eligible to vest at target performance and up to 25,000 PSUs eligible to vest at maximum performance. These grants were issued under the 2024 Omnibus Incentive Plan.
The following table summarizes all PSU and RSU activity during the nine months ended September 30, 2026:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested restricted units outstanding as of December 31, 2025	194,978	$48.84
Granted	218,499	8.38
Vested	(94,124)	32.12
Forfeited	(70,133)	63.43
Unvested restricted units outstanding as of September 30, 2026	249,220	$15.57
The PSU and RSU activity table above includes 19,999 PSUs granted in 2026 based on a 100% target payout that are outstanding at September 30, 2026. During the nine months ended September 30, 2026, the Company cancelled 25,000 PSUs based on 100% target payout that were previously granted to an executive officer in connection with the individual’s transition from Chief Executive Officer to a member of the Company’s Board of Directors.
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
The significant assumptions used in the Monte Carlo simulation model for the PSUs granted during the nine months ended September 30, 2026 were as follows:

Expected volatility	90.8%	to	93.7%
Risk-free interest rate	4.0%	to	4.2%
Remaining performance period (in years)	2.91	to	3.00
Dividend yield	—	to	—

The Company recognizes stock-based compensation expense from all awards in the following expense categories included in the condensed consolidated statements of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$63	$69	$221	$333
Research and development	46	89	186	697
Sales and marketing	13	80	56	384
General and administrative	601	2,085	2,051	6,658
Total	$723	$2,323	$2,514	$8,072

11. Revenue Recognition
Deferred Commissions
Sales commissions earned by our sales force, and related payroll taxes, are considered incremental and recoverable costs of obtaining a contract with a customer. Deferred commissions and other costs for new customer contracts are capitalized upon contract signing and amortized on a systematic basis that is consistent with the transfer of goods and services over the expected life of the customer relationships, which has been determined to be approximately 6 years. Commissions paid on renewal contracts are not commensurate with commissions paid on new customer contracts, as such, deferred commissions related to renewals are capitalized and amortized over the estimated average contractual renewal term of 18 months. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. Deferred commissions are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable consistent with the Company's long-lived assets policy. No indicators of impairment were identified during the nine months ended September 30, 2026.
Amortization of deferred commissions in excess of commissions capitalized for the three and nine months ended September 30, 2026 was $0.2 million and $0.8 million, respectively, and for the three and nine months ended September 30, 2025 was $0.1 million and $1.2 million, respectively.
Deferred Revenue
Deferred revenue represents either customer advance payments or billings for which the aforementioned revenue recognition criteria have not yet been met.
Deferred revenue is mainly unearned revenue related to subscription services and support services. During the nine months ended September 30, 2026, we recognized $65.8 million and $1.1 million of subscription services and professional services revenue, respectively, that was included in the deferred revenue balances at the beginning of the period.
Remaining Performance Obligations
As of September 30, 2026, approximately $164.4 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately 65% of these remaining performance obligations over the next 12 months, with the balance recognized thereafter.

12. Divestitures
During the nine months ended September 30, 2026, the Company did not execute any divestitures. During the nine months ended September 30, 2025, the Company completed the divestitures of certain product lines. The combined net loss on divestitures was $24.4 million for the nine months ended September 30, 2025. The Company incurred divestiture-related expenses of $9.4 million during the nine months ended September 30, 2025 which are recorded in divestiture-related expenses on the Company’s condensed consolidated statements of operations.

Proceeds for divestitures completed in 2025 included a secured promissory note in the original principal amount of $5.5 million to be repaid quarterly over 5 years bearing interest at 10% annually through maturity in July 2030. At September 30, 2026, the book value of the note receivable was $2.5 million including a reserve for potential credit loss. The Company monitors the collectability of the note and will record adjustments to the estimated net realizable value as deemed necessary until the note is settled. At September 30, 2026, the current portion of the promissory note less associated reserve was $0.5 million and is recorded in prepaid and other current assets on the Company’s condensed consolidated balance sheets and the long-term portion of the promissory note less associated reserve was $2.0 million and is recorded in other assets on the Company’s condensed consolidated balance sheets.
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
On June 3, 2026, we filed a Certificate of Amendment to our Amended and Restated Charter with the Secretary of State of the State of Delaware, which effected a 1-for-10 reverse stock split of our issued and outstanding common stock (the "Reverse Stock Split"). As a result of the Reverse Stock Split, every ten shares of our issued and outstanding common stock were automatically combined into one share of common stock, without any change in par value per share, which remained $0.0001 per share. The Reverse Stock Split did not alter any stockholder’s percentage ownership interest in the Company, except to the extent that the Reverse Stock Split resulted in fractional shares. No fractional shares were issued in connection with the Reverse Stock Split, and stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu thereof. All outstanding stock options, restricted stock units, and other equity-based awards, as well as the number of shares available for issuance under our 2024 Omnibus Incentive Plan, as amended, were proportionately adjusted in accordance with their respective terms.
Other
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
For the three-month period ended September 30, 2026, our Core Organic Growth Rate was negative 3.86%.
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

	Three Months Ended September 30,
	2026	2025

	(dollars in thousands)
Reconciliation of total revenue to core organic revenue:
Total revenue	$47,525	$50,526
Less:
Perpetual license revenue	1,180	1,160
Professional services revenue	1,086	1,641
Subscription and support revenue from Sunset Assets	1,683	2,139
Subscription and support revenue from divestitures	—	231
Overage Charges	143	179
Core organic revenue	$43,433	$45,176

Adjusted EBITDA
We monitor our Adjusted EBITDA to help us evaluate the effectiveness and efficiency of our operations. Adjusted EBITDA is a non-GAAP financial measure. We define Adjusted EBITDA as net loss, calculated in accordance with GAAP, adjusted for depreciation and amortization expense, net interest expense, loss on debt extinguishment, net other expense (income), benefit from (provision for) income taxes, stock-based compensation expense, non-recurring litigation costs, acquisition and divestiture related expense, purchase accounting deferred revenue discount, gains and losses on divestitures of businesses, and impairment charges.
The following table represents a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Reconciliation of Net Loss to Adjusted EBITDA:
Net loss	$(451)	$(1,122)	$(36,999)	$(39,999)
Add:
Depreciation and amortization expense	6,295	7,552	19,349	25,367
Interest expense (income), net	5,083	4,204	14,068	10,783
Loss on debt extinguishment	—	2,301	—	2,301
Other expense (income), net	(154)	(249)	937	1,587
Provision for (benefit from) income taxes	855	(259)	2,682	(1,775)
Stock-based compensation expense	723	2,323	2,514	8,072
Divestiture-related expenses	—	778	22	9,402
Non-recurring litigation costs	245	4	246	34
Purchase accounting deferred revenue discount	5	27	26	93
Loss on divestitures of businesses	—	473	—	24,364
Impairment of goodwill and other intangibles	—	—	35,246	2,469
Adjusted EBITDA	$12,601	$16,032	$38,091	$42,698
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
Results of Operations
Consolidated Statements of Operations Data
The following table sets forth our results of operations for the specified periods, as well as our results of operations for the specified periods as a percentage of revenue. The period-to-period comparisons of results of operations are not necessarily indicative of results for future periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue

	(dollars in thousands, except share and per share data)
Revenue:
Subscription and support	$45,259	95%	$47,725	94%	$137,502	95%	$158,374	95%
Perpetual license	1,180	2%	1,160	2%	4,213	3%	3,967	2%
Total product revenue	46,439	97%	48,885	96%	141,715	98%	162,341	97%
Professional services	1,086	3%	1,641	4%	3,641	2%	5,223	3%
Total revenue	47,525	100%	50,526	100%	145,356	100%	167,564	100%
Cost of revenue:
Subscription and support (1)(2)	10,706	23%	10,774	21%	32,689	22%	40,136	24%
Professional services and other (1)	813	1%	903	2%	2,434	2%	3,024	2%
Total cost of revenue	11,519	24%	11,677	23%	35,123	24%	43,160	26%
Gross profit	36,006	76%	38,849	77%	110,233	76%	124,404	74%
Operating expenses:
Sales and marketing (1)	8,976	19%	9,707	19%	27,957	19%	34,234	20%
Research and development (1)	7,781	16%	7,872	16%	23,591	16%	29,195	17%
General and administrative (1)	8,398	18%	8,787	17%	26,001	18%	30,627	18%
Depreciation and amortization	5,518	12%	6,357	13%	16,728	12%	21,216	13%
Divestiture-related expenses	—	—%	778	1%	22	—%	9,402	7%
Impairment of goodwill and other intangibles	—	—%	—	—%	35,246	24%	2,469	1%
Total operating expenses	30,673	65%	33,501	66%	129,545	89%	127,143	76%
Income (loss) from operations	5,333	11%	5,348	11%	(19,312)	(13)%	(2,739)	(2)%
Other income (expense):
Interest expense, net	(5,083)	(11)%	(4,204)	(8)%	(14,068)	(10)%	(10,783)	(6)%
Loss on divestitures of businesses	—	—%	(473)	(1)%	—	—%	(24,364)	(15)%
Loss on debt extinguishment	—	—%	(2,301)	(5)%	—	—%	(2,301)	(1)%
Other income (expense), net	154	—%	249	—%	(937)	—%	(1,587)	(1)%
Total other expense, net	(4,929)	(11)%	(6,729)	(14)%	(15,005)	(10)%	(39,035)	(23)%
Income (loss) before benefit from (provision for) income taxes	404	—%	(1,381)	(3)%	(34,317)	(23)%	(41,774)	(25)%
Benefit from (provision for) income taxes	(855)	(1)%	259	1%	(2,682)	(2)%	1,775	1%
Net loss	$(451)	(1)%	$(1,122)	(2)%	$(36,999)	(25)%	$(39,999)	(24)%
Preferred stock dividends	(1,538)	(3)%	(1,470)	(3)%	(4,562)	(3)%	(4,362)	(3)%
Net loss attributable to common stockholders	$(1,989)	(4)%	$(2,592)	(5)%	$(41,561)	(29)%	$(44,361)	(26)%
Net loss per common share:
Net loss per common share, basic and diluted	$(0.67)		$(0.90)		$(14.15)		$(15.56)
Weighted-average common shares outstanding, basic and diluted	2,953,833		2,878,486		2,936,566		2,851,028

(1) Includes stock-based compensation detailed under Stock-Based Compensation in “Item 1. Financial Statements—Note 10. Stockholders' Deficit”.
(2) Includes amortization as detailed in Cost of Revenue below.

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
See Note 12. Divestitures regarding product lines divested in the nine months ended September 30, 2025.
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(dollars in thousands)
Revenue:
Subscription and support	$45,259	$47,725	(5)%	$137,502	$158,374	(13)%
Perpetual license	1,180	1,160	2%	4,213	3,967	6%
Total product revenue	46,439	48,885	(5)%	141,715	162,341	(13)%
Professional services	1,086	1,641	(34)%	3,641	5,223	(30)%
Total revenue	$47,525	$50,526	(6)%	$145,356	$167,564	(13)%
For the Three Months Ended September 30, 2026
Total revenue was $47.5 million in the three months ended September 30, 2026, compared to $50.5 million in the three months ended September 30, 2025, a decrease of $3.0 million, or 6%. This decrease is primarily due to declines in subscription and support revenue of $1.8 million and professional services revenue of $0.6 million primarily reflecting customer attrition in certain core products. The remaining $0.6 million reflects the planned wind-down of Sunset Assets of $0.4 million and divested product lines of $0.2 million consistent with our strategy to focus on our core portfolio.
For the Nine Months Ended September 30, 2026
Total revenue was $145.4 million in the nine months ended September 30, 2026, compared to $167.6 million in the nine months ended September 30, 2025, a decrease of $22.2 million, or 13%. Approximately 87% of the decrease, $19.4 million, reflects the 2025 divestitures of $18.0 million and planned wind-down of Sunset Assets of $1.4 million consistent with our strategy to focus on higher-margin, higher-growth product lines. The remaining decrease results from declines in professional services revenue of $1.2 million and subscription and support revenue of $1.8 million related to core products offset by an increase in perpetual license revenue of $0.2 million from core products.
Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Cost of revenue:
Subscription and support (1)	$10,706	$10,774	(1)%	$32,689	$40,136	(19)%
Professional services and other	813	903	(10)%	2,434	3,024	(20)%
Total cost of revenue	11,519	11,677	(1)%	35,123	43,160	(19)%
Gross profit	$36,006	$38,849	(7)%	$110,233	$124,404	(11)%

(1) Includes amortization and stock-based compensation expense as follows:
Amortization	$777	$1,195		$2,621	$4,151
Stock-based compensation	$63	$69		$221	$333
For the Three Months Ended September 30, 2026
Cost of subscription and support revenue was $10.7 million in the three months ended September 30, 2026, compared to $10.8 million in the three months ended September 30, 2025, a decrease of $0.1 million, or 1%. The decrease related to divested product lines was $0.1 million attributable to infrastructure costs and personnel costs. The decrease related to Sunset Assets was $0.1 million, primarily attributable to personnel-related costs and non-cash amortization of intangibles. A decrease of $0.4 million in non-cash amortization of intangibles in our core product lines was offset by a $0.4 million increase in infrastructure costs and a $0.1 million increase in variable telecom carrier costs.
Cost of professional services and other revenue was $0.8 million in the three months ended September 30, 2026, compared to $0.9 million in the three months ended September 30, 2025, a decrease of $0.1 million, or 10%. The decrease in cost of professional services and other revenue was comprised of a decrease of $0.1 million in our core product lines due to lower professional services revenue in our core products.
For the Nine Months Ended September 30, 2026
Cost of subscription and support revenue was $32.7 million in the nine months ended September 30, 2026, compared to $40.1 million in the nine months ended September 30, 2025, a decrease of $7.4 million, or 19%. The decrease related to divested product lines was $7.4 million attributable to infrastructure costs, variable telecom carrier costs, personnel costs and non-cash amortization of divested intangibles. The decrease related to Sunset Assets was $0.4 million. These decreases were offset by increases in our core product lines of $1.2 million in infrastructure costs, $0.1 million increase in professional fees, and $0.1 million increase in variable telecommunications costs which were offset by a $1.0 million decline in non-cash amortization of intangibles.
Cost of professional services and other revenue was $2.4 million in the nine months ended September 30, 2026, compared to $3.0 million in the nine months ended September 30, 2025, a decrease of $0.6 million, or 20%. The decrease in cost of professional services and other revenue was comprised of a decrease in personnel-related expenses of $0.5 million in our core product lines and $0.1 million in our divested product lines.
Operating Expenses
Sales and Marketing Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(dollars in thousands)
Sales and marketing (1)	$8,976	$9,707	(8)%	$27,957	$34,234	(18)%

(1) Includes stock-based compensation expense as follows:
Stock-based compensation	$13	$80		$56	$384
For the Three Months Ended September 30, 2026
Sales and marketing expense was $9.0 million in the three months ended September 30, 2026, compared to $9.7 million in the three months ended September 30, 2025, a decrease of $0.7 million, or 8%. The decrease related to core product lines was $0.6 million in personnel-related costs reflecting reorganization around our core portfolio. The remaining decrease was due to declines in personnel-related costs of $0.1 million related to our Sunset Assets.
For the Nine Months Ended September 30, 2026
Sales and marketing expense was $28.0 million in the nine months ended September 30, 2026, compared to $34.2 million in the nine months ended September 30, 2025, a decrease of $6.3 million, or 18%. The decrease related to divested product lines was $3.5 million comprised of $3.3 million in personnel-related costs and $0.2 million in marketing spend and other sales costs. The remaining decrease was primarily related to a decrease of $2.6 million in costs related to our core product lines comprised of $2.5 million in personnel-related costs and $0.2 million infrastructure costs offset by $0.1 million in marketing costs, as well as a $0.2 million decrease in personnel-related costs associated with Sunset Assets.

Research and Development Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Research and development (1)	$7,781	$7,872	(1)%	$23,591	$29,195	(19)%

(1) Includes stock-based compensation expense as follows:
Stock-based compensation	$46	$89		$186	$697
For the Three Months Ended September 30, 2026
Research and development expense was $7.8 million in the three months ended September 30, 2026, compared to $7.9 million in the three months ended September 30, 2025, a decrease of $0.1 million, or 1%. The decrease in research and development expense was primarily attributable to a $0.1 million decrease in personnel-related costs in our core product lines.

For the Nine Months Ended September 30, 2026
Research and development expense was $23.6 million in the nine months ended September 30, 2026, compared to $29.2 million in the nine months ended September 30, 2025, a decrease of $5.6 million, or 19%. The decrease in research and development expense was primarily attributable to a $2.9 million decrease in personnel-related costs in our core product lines reflecting the termination of our out-sourced research and development contract and a $2.6 million decrease in personnel-related costs and $0.1 million decrease in infrastructure costs in our divested product lines.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
General and administrative (1)	$8,398	$8,787	(4)%	$26,001	$30,627	(15)%

(1) Includes stock-based compensation expense as follows:
Stock-based compensation	$601	$2,085		$2,051	$6,658
For the Three Months Ended September 30, 2026
General and administrative expense was $8.4 million in the three months ended September 30, 2026, compared to $8.8 million in the three months ended September 30, 2025, a decrease of $0.4 million, or 4%. This decrease was primarily due to a decrease of $1.4 million in non-cash stock-based compensation expense due to lower grant-date fair values of equity awards and a decrease of $0.1 million of public company costs related to the Reverse Split offset by an increase of $0.3 million in other personnel-related costs, and an increase of $0.5 million in professional fees, including $0.2 million in non-recurring litigation costs, an increase of $0.2 million in board of director fees, and an increase of $0.1 million in software costs reflecting our investment in AI-enabled tools to support operational efficiency.
For the Nine Months Ended September 30, 2026
General and administrative expense was $26.0 million in the nine months ended September 30, 2026, compared to $30.6 million in the nine months ended September 30, 2025, a decrease of $4.6 million, or 15%. This decrease was due to declines of $5.6 million in personnel-related costs due to decreased headcount, $0.2 million in infrastructure costs, and a $0.3 million decrease related to our divested product lines. These decreases were offset by the effects of $0.9 million in TSA fees related to divestitures received in 2025 with no such fees received in 2026, an increase of $0.3 million in board of director fees, and an increase of $0.3 million in legal fees.

Depreciation and Amortization Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Depreciation and amortization:
Depreciation	$170	$217	(22)%	$586	$740	(21)%
Amortization	5,348	6,140	(13)%	16,142	20,476	(21)%
Total depreciation and amortization	$5,518	$6,357	(13)%	$16,728	$21,216	(21)%
For the Three Months Ended September 30, 2026
Depreciation and amortization expense was $5.5 million in the three months ended September 30, 2026, compared to $6.4 million in the three months ended September 30, 2025, a decrease of $0.9 million, or 13%. The decrease was primarily driven by lower amortization expense of $0.7 million related to intangible assets associated with Sunset Assets and $0.2 million decline related to intangible assets and depreciation associated with our core product line.
For the Nine Months Ended September 30, 2026
Depreciation and amortization expense was $16.7 million in the nine months ended September 30, 2026, compared to $21.2 million in the nine months ended September 30, 2025, a decrease of $4.5 million, or 21%. The decrease was primarily driven by lower amortization expense of $2.2 million related to intangible assets associated with the divested product lines and $2.0 million related to our Sunset Assets. The remaining decrease of $0.3 million related to intangible assets and depreciation of our core product lines.

Divestiture-related Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(dollars in thousands)
Divestiture-related expenses	$—	$778	(100)%	$22	$9,402	(100)%
For the Three Months Ended September 30, 2026
Divestiture-related expenses were nil in the three months ended September 30, 2026, compared to $0.8 million in the three months ended September 30, 2025. In conjunction with the divestitures completed in the first half of 2025, we incurred $0.3 million in fees related to a legacy vendor contract for out-sourced research and development that was terminated in 2025. Also, the divestiture-related expenses incurred in the three months ended September 30, 2025 consisted of $0.2 million in professional services fees and $0.3 million in outsourced data center costs related to the divestitures completed in the three months ended September 30, 2025. No divestiture-related expenses were incurred in the three months ended September 30, 2026 as no divestitures have been executed in 2026.
For the Nine Months Ended September 30, 2026
Divestiture-related expenses were nominal in the nine months ended September 30, 2026, compared to $9.4 million in the nine months ended September 30, 2025. In conjunction with the divestitures completed in the first half of 2025, we incurred $5.5 million in fees related to a legacy vendor contract for out-sourced research and development that was terminated in 2025. Also, the divestiture-related expenses incurred in the nine months ended September 30, 2025 consisted of $2.6 million in professional services fees, $0.8 million in severance costs, and $0.5 million in outsourced data center costs related to the divestitures completed in the nine months ended September 30, 2025. Limited divestiture-related expenses were incurred in the nine months ended September 30, 2026 as final expenses were incurred related to the 2025 divestitures and no divestitures have been executed in 2026.
Impairment of goodwill and other intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(dollars in thousands)
Impairment of goodwill and other intangibles	$—	$—	—%	$35,246	$2,469	1,328%
Goodwill impairment is recognized on a non-recurring basis when the carrying value (or GAAP basis book value) of our Company (which is our only reporting unit) exceeds the estimated fair value of our Company as determined by reference to a number of factors and assumptions. We assess goodwill for impairment annually on October 1st, or more frequently when an event occurs which could cause the carrying value of our Company to exceed the estimated fair value of our Company. During the three months ended June 30, 2026, we identified indicators of impairment. We performed a goodwill impairment evaluation which resulted in a goodwill impairment charge of $35.2 million in the nine months ended September 30, 2026. During the three months ended June 30, 2025, we identified a triggering event related to certain identifiable intangible assets related to Sunset Assets and performed a valuation of those long-lived assets. As a result of the valuation, we recorded $2.5 million of impairment expense related to certain identifiable intangible assets associated with Sunset Assets.
We periodically review the estimated useful lives of our identifiable intangible assets, taking into consideration any events or circumstances that might result in either a diminished fair value or revised useful life. During the three months ended September 30, 2026 and September 30, 2025, there were no impairments of identifiable intangible assets. We will continue to evaluate goodwill for impairment and future impairments of goodwill could occur if we experience significant stock price declines or other indicators of impairment.

Other Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
	(dollars in thousands)
Other expense:
Interest expense, net	$(5,083)	$(4,204)	21%	$(14,068)	$(10,783)	30%
Loss on divestitures of businesses	—	(473)	100%	—	(24,364)	100%
Loss on debt extinguishment	—	(2,301)	100%	—	(2,301)	100%
Other income (expense), net	154	249	(38)%	(937)	(1,587)	(41)%
Total other expense	$(4,929)	$(6,729)	(27)%	$(15,005)	$(39,035)	(62)%
For the Three Months Ended September 30, 2026
Interest expense, net was $5.1 million in the three months ended September 30, 2026 compared to $4.2 million in the three months ended September 30, 2025, an increase of $0.9 million in net interest expense. This was due in part to the amortization effects of our interest rate derivatives which resulted in a $1.3 million year over year increase in non-cash interest expense recognized. The effects of the interest rate derivatives was offset by a decrease of $0.4 million in cash interest expense on our outstanding debt, driven by a lower debt balance in 2026 and offset by higher effective interest rates during the quarter.
No divestitures occurred in the three months ended September 30, 2026. In the three months ended September 30, 2025, we finalized the divestitures of certain product lines in order to focus on our higher margin and higher growth potential product lines.
Other income (expense), net recognized during the three months ended September 30, 2026 and 2025 was related primarily to foreign currency exchange fluctuations.
For the Nine Months Ended September 30, 2026
Interest expense, net was $14.1 million in the nine months ended September 30, 2026, compared to $10.8 million in the nine months ended September 30, 2025, an increase in net interest expense of $3.3 million, or 30%. The increase in interest expense is primarily attributable to the effects of our interest rate derivatives which reduced interest expense, net by $3.0 million in the nine months ended September 30, 2026 and decreased interest expense by $6.8 million in the nine months ended September 30, 2025, an increase in net non-cash interest expense of $3.8 million. This was offset by a $0.5 million reduction in interest expense related to the amortization of deferred financing costs.
Loss on divestitures of businesses was nil for the nine months ended September 30, 2026 as compared to $24.4 million in the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we divested multiple product lines in order to focus on our higher margin and higher growth potential product lines. No such divestitures occurred in the nine months ended September 30, 2026.
Other expense, net was $0.9 million in the nine months ended September 30, 2026, compared to other expense, net of $1.6 million in the nine months ended September 30, 2025. Other income (expense), net recognized in the nine months ended September 30, 2026 and September 30, 2025 related primarily to foreign currency exchange fluctuations.

Benefit from (Provision for) Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change

	(dollars in thousands)
Benefit from (provision for) income taxes	$(855)	$259	(430)%	$(2,682)	$1,775	(251)%
For the Three Months Ended September 30, 2026
The provision for income taxes was $0.9 million in the three months ended September 30, 2026, compared to a benefit from income taxes of $0.3 million in the three months ended September 30, 2025, resulting in an additional expense from income taxes of $1.2 million. The provision for income taxes for the three months ended September 30, 2026 relates primarily to income tax from non-U.S. operations. The benefit from income taxes in the three months ended September 30, 2025 relates primarily to the deferred tax benefit from the business divestitures in the third quarter and the impact of U.S. tax legislation, the One Big Beautiful Bill Act, passed in July 2025. This tax benefit is partially offset by the income tax from non-U.S. and U.S. operations.
For the Nine Months Ended September 30, 2026
The provision for income taxes was $2.7 million in the nine months ended September 30, 2026, compared to a benefit from income taxes of $1.8 million in the nine months ended September 30, 2025, an increase of expense of $4.5 million. This increase was primarily due to the deferred tax benefit from the business divestitures in the nine months ended September 30, 2025 and the impact of U.S. tax legislation, the One Big Beautiful Bill Act passed in July 2025.

Liquidity and Capital Resources
We finance our operations primarily through cash generated from operating activities and borrowings under credit facilities.
As of September 30, 2026, we had $29.5 million of cash, cash equivalents and restricted cash and $225.4 million of debt outstanding under our Credit Agreement. As of December 31, 2025, we had $30.0 million of cash, cash equivalents and restricted cash and $238.5 million of borrowings outstanding under our Term Loan. During the nine months ended September 30, 2026, we generated $13.7 million in cash from operations which funded $13.1 million in debt repayments.
Our cash and cash equivalents held by our foreign subsidiaries was $16.0 million as of September 30, 2026 and $10.0 million as of December 31, 2025. Our intent is to either permanently reinvest these funds outside the U.S. or use these funds to repay certain long-term intercompany loans. We do not provide for federal income taxes on the undistributed earnings of our foreign subsidiaries.
We believe our available cash and cash equivalents, together with our positive cash flows from operations and the liquidity provided by our $30 million revolving credit facility will be sufficient to meet our anticipated cash needs.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025

	(dollars in thousands)
Consolidated Statements of Cash Flows data:
Net cash provided by operating activities	$13,735	$18,482
Net cash provided by investing activities	275	7,965
Net cash used in financing activities	(13,866)	(61,589)
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	(629)	1,471
Change in cash, cash equivalents and restricted cash	(485)	(33,671)
Cash, cash equivalents and restricted cash, beginning of period	30,024	57,052
Cash, cash equivalents and restricted cash, end of period	$29,539	$23,381
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
Cash provided by operating activities was $13.7 million for the nine months ended September 30, 2026 compared to cash provided by operating activities of $18.5 million for the nine months ended September 30, 2025, a decrease of approximately $4.7 million. This decrease was primarily due to the non-recurring cash gains from the sales of our interest rate swaps in the nine months ended September 30, 2025 for $6.6 million. Other changes result from normal fluctuations in working capital and foreign currency exchange rates.
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
Cash provided by investing activities was $0.3 million for the nine months ended September 30, 2026 compared to cash provided by investing activities of $8.0 million for the nine months ended September 30, 2025, a decrease of $7.7 million. Cash activity consisted of $0.6 million in collections on the note receivable related to divestitures and $0.3 million in purchases of leasehold improvements and equipment for the nine months ended September 30, 2026 compared to cash proceeds from divestitures of businesses of $9.1 million, $1.3 million in purchases of leasehold improvements and equipment and $0.2 million in collections on the note receivable related to divestitures for the nine months ended September 30, 2025.
Cash Flows from Financing Activities
Historically, our primary financing activities have consisted of capital raises, proceeds from debt obligations, repayments and servicing of our debt obligations, share repurchases and share based employee payroll tax payment activity.
Cash used in financing activities was $13.9 million for the nine months ended September 30, 2026 compared to $61.6 million for the nine months ended September 30, 2025, a decrease of $47.7 million of cash used reflecting our continued deleveraging of the Company with $13.1 million in payments on our outstanding debt in the nine months ended September 30, 2026 as compared to a net cash outflow of $59.1 million in net debt payments made in the nine months ended September 30, 2025.
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

We are not aware of any specific event or circumstance that would require updates to our estimates or judgments or require us to revise the carrying value of our assets or liabilities as of November 4, 2026, the date of issuance of this Quarterly Report on Form 10-Q. Estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Other Key Accounting Policies
Our unaudited interim financial statements and other financial information for the three and nine months ended September 30, 2026, as presented herein and in “Item 1. Financial Statements” to this Quarterly Report on Form 10-Q, reflect no material changes in our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). Please refer to our Annual Report for a detailed description of our critical accounting policies that involve significant management judgment.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date. Our management has concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a- 15(f) and 15d- 15(f) of the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2026.

Period		Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
7/1/2026 -7/31/2026		—	—	—	—
8/1/2026 - 8/31/2026		—	—	—	—
9/1/2026 - 9/30/2026	(2)	106,229	$3.59	98,009	$9,508,194
		106,229		98,009

(1) Average price paid per share excludes commission costs and excise taxes associated with the above mentioned repurchases.
(2) The total number of shares repurchased includes 8,220 shares withheld from employees to satisfy the statutory withholding tax liability upon the vesting of share-based awards.
As of September 30, 2026, $9.5 million was still available for share repurchases under the 2025 Share Repurchase Plan.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our officers (as defined in Rule 16a-1(f)) or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Securities Act).

Item 6. Exhibits
See the Exhibit Index immediately following this page, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1 *+	Employment Agreement between the Registrant and Jennifer Simon entered into July 17, 2026
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the periods ended September 30, 2026, formatted in Inline XBRL: (i) condensed consolidated balance sheets of Upland Software, Inc., (ii) condensed consolidated statements of operations of Upland Software, Inc., (iii) condensed consolidated statements of comprehensive income (loss) of Upland Software, Inc., (iv) condensed consolidated statement of stockholders’ deficit of Upland Software, Inc., (v) condensed consolidated statements of cash flows of Upland Software, Inc. and (vi) notes to unaudited condensed consolidated financial statements of Upland Software, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

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

UPLAND SOFTWARE, INC.
Dated: November 4, 2026	/s/ Jennifer Simon
Jennifer Simon
Chief Financial Officer